Form 10-Q
period 1999-06-30
QUEPASA COM INC
filed 1999-08-16
CIK 1078099

 .                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

                  For the quarterly period ended June 30, 1999

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _________

                         Commission File Number ________

                                quepasa.com, inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                      86-0879433
(State or other jurisdiction of             (I.R.S. Employer Identification)
incorporation or organization)

                               One Arizona Center
                          400 East Van Buren 4th Floor
                                Phoenix, AZ 85004
                    (Address of principal executive offices)

                                 (602) 716-0100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Class                                     Outstanding at August 12, 1999
------------------------------------------------------------    -------------------------------------------
             Common stock, $_.001______ par value                                 14,375,833

Transitional Small Business Disclosure Format:    [ ] Yes   [X] No

                               QUEPASA.COM, INC.

                                     INDEX

PART I.          FINANCIAL INFORMATION                                                                           PAGE NO.

Item 1.      Financial Statements (unaudited)

             Balance Sheets at June 30, 1999 and December 31, 1998......................................................3

             Statements of Operations for the Three Months Ended
              June 30, 1999 and 1998 and the Six Months Ended
              June 30, 1999 and 1998....................................................................................4

             Statement of Changes in Stockholders' Equity for the Period from
              Inception (June 25, 1997) to the Year Ended December 31,
              1998 and the Six Months Ended June 30, 1999...............................................................5

             Statements of Cash Flows for the Six Months Ended
              June 30, 1999 and 1998....................................................................................6

             Notes to Financial Statements..............................................................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................................13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................................15

Item 2.      Changes in Securities and Use of Proceeds.................................................................15

Item 6.      Exhibits and Reports on Form 8-K..........................................................................15

Signatures...........................................................................................................  16

                                QUEPASA.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                                         June 30,           December 31,
                                                                                           1999                 1998
                                                                                       ------------         ------------
                                                                                       (Unaudited)

                                     ASSETS
Current assets
   Cash and cash equivalents                                                           $ 39,298,492         $  2,199,172
   Deposits receivable                                                                           --            1,533,632
   Stock subscription receivable                                                                 --              125,000
   Forgivable loans                                                                         422,537              396,540
   Prepaid advertising                                                                    8,076,090                   --
   Prepaid - other                                                                           70,293                   --
                                                                                       ------------         ------------
      Total current assets                                                               47,867,412            4,254,344

Property and equipment, net of accumulated depreciation of $67,456
 (June 30, 1999) and $6,532 (December 31, 1998)                                             837,687              354,620

Other assets
   Deposits and other assets                                                                 31,000                2,500
                                                                                       ------------         ------------

Total assets                                                                           $ 48,736,099         $  4,611,464
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                                    $  1,013,255         $     71,222
   Accrued commissions                                                                           --              215,233
   Stock subscription                                                                            --              337,500
   License fees payable                                                                      54,166               64,165
   Accrued payroll and related taxes                                                         17,765                2,922
                                                                                       ------------         ------------
       Total current liabilities                                                          1,085,186              691,042

Long-term liabilities
   Note payable - Stockholder                                                             2,245,081                   --
                                                                                       ------------         ------------
       Total liabilities                                                                  3,330,267              691,042
                                                                                       ------------         ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares - none issued or outstanding
   Common stock, authorized 50,000,000 shares, $0.001 par value; issued and
   outstanding 13,775,833 (June 30, 1999) and 9,075,833 shares (December 31,                     --                   --
   1998)                                                                                     13,776                9,076
   Additional paid-in capital                                                            64,711,693           10,427,477
   Deficit accumulated during the development stage                                     (19,319,637)          (6,516,131)
                                                                                       ------------         ------------
     Total stockholders' equity                                                          45,405,832            3,920,422
                                                                                       ------------         ------------

                                                                                       $ 48,736,099         $  4,611,464
                                                                                       ============         ============


                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                Inception
                                                    Three Months Ended              Six Months Ended             (June 25,
                                                        June 30,                        June 30,                 1997) to
                                              ----------------------------    ----------------------------       June 30,
                                                  1999           1998             1999            1998            1999
                                              ------------    ------------    ------------    ------------    ------------
                                                       (Unaudited)                     (Unaudited)            (Unaudited)
Net Revenue                                   $     16,562    $         --    $     16,562    $         --    $     16,562
                                              ------------    ------------    ------------    ------------    ------------

Operating expenses
   Product and content development expenses        278,872           6,360         465,563          10,690         880,436
   Advertising and marketing expenses            3,070,960           5,078       5,133,567           5,078       5,383,986
   Stock based compensation expenses             4,291,597       4,986,614       4,770,597       4,986,614      10,035,961
   General and administrative expenses           1,384,866          16,284       2,335,165          25,421       2,873,500
                                              ------------    ------------    ------------    ------------    ------------
       Total operating expenses                  9,026,295       5,014,336      12,704,892       5,027,803     (19,173,883)
                                              ------------    ------------    ------------    ------------    ------------

   Loss from operations                         (9,009,733)     (5,014,336)    (12,688,330)     (5,027,803)    (19,157,321)

   Other income (expense)
     Interest expense                             (113,122)         (2,500)       (133,122)         (2,500)       (182,116)
     Interest income and other                       2,568              --          17,946              --          19,800
                                              ------------    ------------    ------------    ------------    ------------

Net other income (expenses)                       (110,554)         (2,500)       (115,176)         (2,500)       (162,316)
                                              ------------    ------------    ------------    ------------    ------------

Net loss                                      $ (9,120,287)   $ (5,016,836)   $(12,803,506)   $ (5,030,303)   $(19,319,637)
                                              ============    ============    ============    ============    ============

Net loss per share, basic and diluted         $       (.92)   $       (.55)   $      (1.35)   $       (.55)   $      (2.11)
                                              ============    ============    ============    ============    ============

Weighted average number of shares
  outstanding, basic and diluted                 9,884,075       9,075,833       9,482,187       9,075,833       9,176,037
                                              ============    ============    ============    ============    ============


                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                               Deficit
                                                                                             Accumulated
                                                    Common Stock            Additional       During the
                                               -------------------------      Paid-in        Development
                                                 Shares        Amount         Capital           Stage            Total
                                               ---------    ------------    ------------     ------------     ------------
Balance, December 31, 1997                     5,680,000    $      5,680    $     (5,660)    $     (2,903)    $     (2,883)

Issuance of common stock and stock
  based compensation, May 1998
  (Note 7)                                     1,420,000           1,420       4,985,294               --        4,986,714

Issuance of common stock in conversion
  of note payable ($1.56 per share),
  November 1998 (Note 4)                         666,666             667       1,039,113               --        1,039,780

Issuance of common stock in conversion
  of note payable ($1.00 per share),
  November 1998 (Note 4)                          50,000              50          49,950               --           50,000

Issuance of common stock for cash at
  $3.75 per share, net of $640,587 of
  offering costs, November and
  December 1998 (Note 7)                       1,259,167           1,259       4,080,030               --        4,081,289

Issuance of compensatory stock options
  to employees, October through December
  1998 (Note 7)                                       --              --         278,750               --          278,750

Net loss for the year                                 --              --              --       (6,513,228)      (6,513,228)
                                               ---------    ------------    ------------     ------------     ------------
Balance, December 31, 1998                     9,075,833           9,076      10,427,477       (6,516,131)       3,920,422

Issuance of compensatory stock
  options to employees, January
  1999 (Note 7)                                       --              --          52,500               --           52,500

Issuance of compensatory stock
  options to officers and
  directors, March through June 1999              50,000              50       4,718,066               --        4,718,116

Issuance of common stock for
  advertising services, April 1999               650,000             650       7,149,350               --        7,150,000

Proceeds from initial public
  offering, net of $5,631,700 of
  offering costs, June 1999                    4,000,000           4,000      42,364,300               --       42,368,300

Net loss for the period (unaudited)                   --              --              --      (12,803,506)     (12,803,506)
                                            ------------    ------------    ------------     ------------     ------------

Balance, June 30, 1999 (unaudited)            13,775,833    $     13,776    $ 64,711,693     $(19,319,637)    $ 45,405,832
                                            ============    ============    ============     ============     ============

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS




                                                                                                                   Cumulative
                                                                                                                 from Inception
                                                                               Six Months Ended                   (June 25,
                                                                                    June 30,                       1997) to
                                                                       ---------------------------------            June 30
                                                                          1999                   1998                1999
                                                                       ------------         ------------         ------------
                                                                                  (Unaudited)                     (Unaudited)
Cash flows from operating activities
   Net loss                                                            $(12,803,506)        $ (5,030,303)        $(19,319,637)
                                                                       ------------         ------------         ------------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation and amortization                                           60,924            4,986,614               67,456
     Stock based compensation                                             4,770,616                   --           10,035,980
     Accrued interest on convertible notes payable                               --                   --               39,780
     Change in assets and liabilities
       Deposits receivable                                                1,533,632                   --                   --
       Forgivable loans                                                     (25,997)             (31,600)            (422,537)
       Prepaid advertising                                                 (926,090)                  --             (926,090)
       Prepaid - other                                                      (70,293)                  --              (70,293)
       Deposits and other assets                                            (28,500)                  --              (31,000)
       Accounts payable                                                     942,033                5,863            1,013,255
       Licensing fees payable                                                (9,999)                  --               54,166
       Accrued payroll and related taxes                                     14,843                   --               17,765
                                                                       ------------         ------------         ------------
                                                                          6,261,169            4,960,877            9,778,482
                                                                       ------------         ------------         ------------
         Net cash used in operating activities                           (6,542,337)            (694,426)          (9,541,155)
                                                                       ------------         ------------         ------------

Cash flows from investing activities
   Purchase of fixed assets                                                (543,991)             (14,031)            (905,143)
                                                                       ------------         ------------         ------------
         Net cash used in investing activities                             (543,991)             (14,031)            (905,143)
                                                                       ------------         ------------         ------------

Cash flows from financing activities
   Net proceeds from private placements                                          --                   --            4,081,289
   Proceeds from convertible note payable                                        --              100,000            1,100,000
   Stock subscription receivable                                            125,000                   --                   --
   Proceeds from issuance of note payable - Stockholder                   2,245,081                   --            2,245,081
   Accrued commissions                                                     (215,233)                  --                   --
   Stock subscription                                                      (337,500)                  --             (337,500)
   Proceeds from initial public offering, net of offering costs          42,368,300                   --           42,368,300
   Stock subscription                                                            --                   --              337,500
   Proceeds from issuance of common stock                                        --                   --                  120
   Payments on notes payable                                                     --                   --              (50,000)
                                                                       ------------         ------------         ------------
         Net cash provided by financing activities
                                                                         44,185,648              100,000           49,744,790
                                                                       ------------         ------------         ------------

Net increase in cash and cash equivalents                                37,099,320               16,543           39,298,492

Cash and cash equivalents, beginning of period                            2,199,172                2,582                   --
                                                                       ------------         ------------         ------------

Cash and cash equivalents, end of period                               $ 39,298,492         $     19,125         $ 39,298,492
                                                                       ============         ============         ============

Supplemental disclosure of cash flow information:
   Cash paid for interest was $133,122, $2,500 and $182,116 for the six months ended June 30, 1999 and 1998 and cumulative from inception (June 25, 1997) to June 30, 1999, respectively.

Supplemental schedule of non-cash investing and financing activities:
        In 1999, the Company issued a total of 650,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for advertising credits valued at $7,150,000. During 1998, convertible notes of $1,050,000 were converted into common stock.

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Quepasa.com, inc. (the Company), a Nevada Corporation, was incorporated in June 1997. The Company is a Spanish-language Internet portal and community. The Company's web site contains several features including a search engine, news, maps, free web pages, chat and free e-mail. The Company's portal draws viewers to its Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company provides users with information and interactive content centered around the Spanish language.

The Company is a development-stage company that has not had any significant revenue since inception.

During 1998, the Company changed its name from Internet Century, Inc. to quepasa.com, inc.

The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement, on Form S-1 including the related prospectus dated June 24, 1999.

NOTE 2 - INVESTMENTS

The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All instruments are highly liquid with an original maturity of three months or less and are considered cash equivalents.

NOTE 3 - SHAREHOLDERS' EQUITY

On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $42,400,000. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares for $7.2 million.

NOTE 4 - PREPAID ADVERTISING

In April 1999, the Company issued 650,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for television advertising and other advertising services valued at $7,150,000. As of June 30, 1999, approximately $6,800,000 of this amount is included in prepaid advertising and $350,000 is reflected in advertising and marketing expense included in the accompanying unaudited financial statements.

NOTE 5 - STOCK BASED COMPENSATION

A summary of the stock options grants and common stock issuances which resulted in stock based compensation for the six months ended June 30, 1999 and 1998 are as follows:


                                     Number of                Exercise                 Stock Based     Vesting
       June 30, 1999                  Options                  Price                  Compensation     Period
-----------------------------     ----------------    --------------------------      ------------   -----------
Stock options grants
        Directors                          350,000    $  1.50 - $  11.00              $  2,163,000      None
        Employees                           75,000    $  1.00 - $  10.00                    52,597     3 years
        Employees                          395,000    $  7.00 - $  10.00                 1,455,000      None
                                                                                      ------------

                                                                                      $  3,670,597
                                                                                      ============


                                                      Number of     Fair              Stock Based
                                                       Shares       Value             Compensation
                                                      ---------    -------            ------------
Common stock issued/transferred
        Officer                                       100,000      $  11.00           $  1,100,000
                                                                                      ============



                 June 30, 1998                        Number of     Fair              Stock Based
------------------------------------------------
                                                       Shares       Value             Compensation
                                                      ---------    -------            ------------
Common stock issued/transferred
        Former officer                                1,420,000    $  3.50            $  4,986,614
                                                                                      ============


The fair value of the options granted to directors is estimated on the date of grant utilizing the Black-Scholes option pricing model based upon an expected life of ten years, no volatility, risk free interest rates of 6% and zero dividend yield. Stock-based compensation for employees is determined using the intrinsic value of the option.

NOTE 6 - SUBSEQUENT EVENT

On August 2, 1999, the Company filed a lawsuit in Arizona Superior Court, Maricopa County, against Jeffrey Peterson, a director of the Company and the Company's former Chief Technology Officer, and David Hansen, the Company's former Lead Programmer. The Company terminated the employment of Messrs. Peterson and Hansen on July 31, 1999. The lawsuit alleges that Messrs.

Peterson and Hansen, in breach of their employment agreements with the Company and Mr. Peterson's duties as a director of the Company, (a) pursued the establishment of a new business venture that will be competitive with the Company, (b) solicited employees of the Company to participate in their business venture and (c) made statements to employees and others intended to cause injury to the Company. The lawsuit seeks an injunction to enjoin Messrs. Peterson and Hansen from pursuing a competing business venture, soliciting any of the Company's employees or otherwise interfering with the Company's contractual relationships or prospective business opportunities. The lawsuit also seeks compensatory and punitive damages in an amount to be determined at trial.

In mid July 1999, MCW Holdings, L.L.C. and related entities ("MCW") asserted that on or about April 14, 1999, the Company's former Chief Executive Officer, Jeffrey Peterson, signed a letter obligating the Company to lease from MCW approximately 23,750 square feet of office space in a project under development in Tempe, Arizona for seven years at an initial annual base rent of $593,750 per year, with annual increases of 3-5%. The Company does not believe it has any obligation to enter into a lease for this space and is continuing to investigate possible courses of action with respect to this matter. The Company has been informed that Edwin C. Lynch, a director of the Company between April 26 and June 15, 1999, has an interest in the project. Alan Mishkin, who was nominated as a director of the Company but whose nomination was withdrawn in February 1999, also has an interest in the project. MCW has threatened to commence litigation for damages in excess of $30 million if the Company does not enter into a lease agreement as allegedly required by the letter.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "Expects", "Anticipates", "Intends", "Believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below and under the caption "Risk Factors" contained in the registration statement on Form S-1 as filed on March 10, 1999. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

The Company is a development stage company that commenced operations on June 25, 1997. The operations for the period June 25, 1997 through approximately May 1998 were limited to organizing the Company, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 to present, the Company was engaged primarily in product development. For these reasons, the Company believes that period to period comparisons of its operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses to expand its advertising and marketing efforts and to fund greater levels of product development. As a result of these factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

PRODUCT AND CONTENT DEVELOPMENT

Product and content development expenses were $279,000 for the quarter ended June 30, 1999 as compared to $6,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999 product and content development expenses totaled $465,000 compared to $11,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, this amount was comprised of approximately $225,000 of salaries, $115,000 of internet connection charges and $125,000 under the terms of the Company's search technology licensing agreement with Inktomi.

ADVERTISING AND MARKETING

Advertising and marketing expenses were $3.1 million for the quarter ended June 30, 1999 compared to $5,000 for the quarter ended June 31, 1998. For the six months ended June 30, 1999, advertising and marketing expenses totaled $5.1 million compared to $5,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999 advertising and marketing expenses were primarily comprised of $2.4 million paid in connection with a nationwide advertising campaign with a Spanish-language radio broadcaster, $750,000 paid under the terms of a contract with a Spanish-language television broadcaster, $400,000 for advertising services paid to an entity partially owned by a former director of the Company and $1.3 million for promotional items and other miscellaneous advertising. Additionally in April 1999, the Company issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for an advertising credit valued at $6.6 million to be used ratably over 5 years which resulted in $220,000 of advertising expense during 1999.

STOCK BASED COMPENSATION

Stock based compensation for the quarter ended June 30, 1999 was $4.3 million compared to $5.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 stock based compensation totaled $4.8 million compared to $5.0 million for the six months ended June 30, 1998.

During the three months ended June 30, 1999 the Company issued a total of 350,000 options to the President and 50,000 common shares to an entity owned by the President. As a result of these transactions and additional options granted and transferred to employees during this period approximately $4.3 million of compensation expense was recognized. Additionally, during the first quarter of 1999, the Company recognized $480,000 for the issuance of options to employees and directors. In May 1998, 1,420,000 of shares of common stock were issued to a former officer of the Company. As a result of this issuance, approximately $5.0 million of stock based compensation was recognized during the six months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense was $1.3 million and $16,000 for the quarter ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 General and Administrative expense was $2.3 million compared to $25,000 for the same period during 1998. The expense for the six months ended June 30, 1999 consists primarily of $1.4 million for salaries and benefits, $250,000 for recruiting expense, $315,000 for facilities rent and utilities, $100,000 for professional fees, $280,000 for office expense and other miscellaneous items and $61,000 for depreciation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $39.3 million in cash and cash equivalents. Since inception, the Company has primarily financed its operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder and approximately $2.7 million advanced from a principal stockholder and former officer. Additionally, on June 24, 1999, the Company raised approximately $42.4 million, net of offering costs, through an initial public offering of its common stock.

Net cash used in operating activities was $6.5 million for the six months ended June 30, 1999 and $694,000 for the comparable period in 1998. Net cash used by operations for the 1999 period consisted of the net loss of $12.8 million and an increase in prepaid advertising of $926,000 million offset by a non-cash expense for stock based compensation of $4.8 million and changes in assets and liabilities, primarily from a decrease in deposits receivable of $1.5 million and an increase in accounts payable of $942,000. Net cash used in operations for the 1998 period primarily resulted from a $5.0 million loss offset by a $5.0 million non-cash expense for stock based compensation.

Net cash used in investing activities was $544,000 for the six months ended June 30, 1999 and $14,000 for the comparable period in 1998. For the 1999 and 1998 period the amounts were used for the purchase of fixed assets.

Net cash provided by financing activities was $44.2 million for the six months ended June 30, 1999 and $100,000 for the comparable 1998 period. In the six months ended June 30, 1999 the cash provided was comprised of $42.4 million of net proceeds from the initial public offering of the Company's common stock and from the issuance of a note payable to its founder for $2.3 million. The amount provided during the 1998 period was from the issuance of convertible notes payable.

Currently, the Company has commitments under non-cancelable operating leases for office facilities and office equipment requiring payments of $168,000 through December 1999 and $734,000 thereafter. The Company is required to pay $590,000 pursuant to the terms of the Inktomi search technology licensing agreement through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, the Company believes the additional payments, if any, will not be material. The Company is also obligated to pay approximately $246,000 in 1999 and $129,000 in 2000 for technology and content used on its Web site portal provided by Reuters, WeatherLabs, GTE and Exodus. The Company is required to pay an additional $1.0 million under our sponsorship agreement with the Arizona Diamondbacks in July 1999, $1.0 million under an advertising agreement with Telemundo for broadcasts over 26 weeks commencing in August 1999, and $400,000 under an agreement with the Miami Herald paid monthly through March 2000. The Company will recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

The Company currently believes that cash and cash equivalents will be sufficient to meet its current operating, development, capital improvement and any other needs for the next eighteen months. There can be no assurance, however, that the Company will not require additional financing in the future. Although the Company does not believe it will be necessary to raise additional funds in the next four months, it may need additional funds at a later date to respond to competitive pressures or to acquire complimentary products, features, businesses or technology. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

YEAR 2000 ISSUE

The Company depends on the delivery of information over the Internet, a medium which is susceptible to the Year 2000 Issue. The "Year 2000 Issue" is typically the result of limitations of certain software written using two digits rather than four to define the applicable year. If software with date-sensitive functions is not Year 2000 compliant, it may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of our operations, including, among other things, interruptions in Internet traffic, accessibility of our Web site, delivery of our service, transaction processing or searching and other features of our services. It is possible that this disruption will continue for an extended period of time.

The Company depends on information contained primarily in electronic format, in databases and computer systems maintained by third parties and the Company. The disruption of third-party systems or the Company's systems interacting with these third party systems could prevent the Company from delivering search results or other services in a timely manner which could materially adversely affect the Company's business and results of operations.

The Company has assessed its information technology equipment and systems, which includes its development servers and workstations and production server monitoring software. The Company also uses multiple software systems for internal business purposes, including accounting, e-mail, human resources and development. Most of this equipment and software has been purchased within the last 18 months. The Company has obtained Year 2000 compliance information from the vendors of this equipment and software. Based on this research the Company's management does not believe that these systems contain Year 2000 deficiencies. However, the Company has not conducted its own tests to determine to what extent software running on any of our hardware platforms fails to properly recognize Year 2000 dates.

The Company has reviewed the current version of its internally developed free e-mail application to determine Year 2000 compliance. The Company's management has searched through the software code for this application and has determined that it correctly recognizes Year 2000 date codes.

The Company has identified and has begun assessing non-information technology embedded systems such as voice mail, office security, fire prevention and other systems. Management generally believes that the Company's non-information technology embedded systems do not present Year 2000 issues.

Although management believes that the Company will be Year 2000 compliant, the Company uses third party equipment and software that may not be Year 2000 compliant. Management has contacted the majority of the Company's critical third party service suppliers by telephone asking about the status of their Year 2000 program. The Company has received responses from approximately 72% of its third party suppliers. The Company has received a written response from GTE and has been referred to information made publicly available by Reuters, Exodus, Microsoft and Dell Computer. Management intends to send letters to the remaining third party service suppliers regarding their Year 2000 readiness. All suppliers responding to date have asserted that their products will be Year 2000 compliant. In the event the Company does not receive satisfactory commitments from a key supplier, management will make plans for continuing availability of service through alternate channels. The Company expects to have certification that all key vendors and suppliers are Year 2000 compliant during the third quarter of 1999.

To date, the Company has not incurred any material expenditures in connection with evaluating Year 2000 issues. All of the Company's expenditures have related to the opportunity cost of time spent by the employees identifying and evaluating Year 2000 compliance matters.

The Company has not developed a Year 2000 specific contingency plan. If Year 2000 compliance issues are discovered, management will evaluate the need for contingency plans relating to such issues. The Company intends to actively work with its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include using alternative suppliers and service providers. The Company expects to have such plans in place by the fourth quarter of 1999.

The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in a total loss of revenue to us until it was resolved.

SYSTEM CONVERSION

The Company intends to migrate its production system from Microsoft Windows NT to Sun Solaris in the 3rd and 4th quarters 1999. While the Company may experience interruptions in service in the course of this migration, it is taking all reasonable steps to minimize such interruptions. The Company estimates it will spend $1.5 million on this migration in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on its investment portfolio. The Company does not plan to use derivative financial instruments in its investment portfolio. Management plans to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. Management plans to mitigate default risk by investing in high-credit quality securities.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  See description of legal proceedings in Note 6 to the Notes to Financial Statements contained herein.

Item 2.           Changes in Securities and use of proceeds

                  On June 24, 1999 the Company completed a public offering of 4,000,000 shares of Common Stock at an initial public offering price of $12.00 per share, resulting in net proceeds to the Company of $42.4 million. The gross proceeds of the offering were $48.0 million and the expenses incurred were $4.3 million for underwriting discounts and commissions and $1.3 for other expenses including legal, accounting and printing costs. The Company used the net proceeds of the offering as follows: (1) $2.5 million repayment of a working capital loan and a bridge loan, (2) $607,000 for marketing and advertising expenses, (3) $520,000 for general and administrative expenses, (4) $146,000 for development and acquisition of additional content and features for the Company's Website and (5) $41,000 to purchase equipment. In addition, $38.6 million is expected to be used for marketing and advertising, to develop and acquire additional content and features, for general and administrative expenses, to purchase additional technology and equipment and for working capital. As of the date of the Quarterly Report, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

Item 6.           Exhibits and Reports on Form 8K

                  a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.
                  b.       Reports on Form 8-K:
                           1) On August 2, 1999, the Company filed a report on Form 8-K announcing (i) termination of employment of the Chief Technology Officer.
                           2) On August 9, 1999, the Company filed a report on Form 8-K announcing that it had hired three vice presidents.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Date: August 16, 1999  Signature /s/ Gary L. Trujillo
                                -----------------------------------------
                              Gary L. Trujillo
                              President

Date: August 16, 1999  Signature /s/ Allen R. Dunaway
                                -----------------------------------------
                              Allen R. Dunaway
                              Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.       Description
-------     -----------
  27        Financial Data Schedule