Form 10-Q
period 1999-09-30
QUEPASA COM INC
filed 1999-11-15
CIK 1078099

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 8, 1999
------------------------------------     ---------------------------------------
Common stock, $_.001______ par value                  14,652,921

Transitional Small Business Disclosure Format:    [ ] Yes   [X] No

                                QUEPASA.COM, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                                                             PAGE NO.
                 ---------------------                                                                             --------
Item 1.      Financial Statements
             Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998.....................................  3

             Statements of Operations for the Three Months Ended September 30,
              1999 and 1998 (unaudited) and the Nine Months Ended
              September 30, 1999 and 1998 (unaudited)...................................................................  4

             Statement of Changes in Stockholders' Equity for the Period from
              Inception (June 25, 1997) to the Year Ended December 31,
              1998 and the Nine Months Ended September 30, 1999 (unaudited).............................................  5

             Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998 (unaudited)...................................................................  7

             Notes to Financial Statements (unaudited)..................................................................  9

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................................  12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................................  17

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................................  18

Item 2.      Changes in Securities and Use of Proceeds.................................................................  18

Item 6.      Exhibits and Reports on Form 8-K..........................................................................  19

Signatures   ..........................................................................................................  20

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                 BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                                                 September 30,         December 31,
                                                                                                    1999                   1998
                                                                                                 ------------          ------------
ASSETS                                                                                           (Unaudited)
Current assets
   Cash and cash equivalents                                                                     $ 37,411,713          $  2,199,172
   Deposits receivable                                                                                     --             1,533,632
   Stock subscription receivable                                                                           --               125,000
   Accounts receivable (net of allowance of $2,766)                                                   227,904
   Forgivable loans                                                                                   439,030               396,540
   Prepaid expenses                                                                                 2,502,480                    --
                                                                                                 ------------          ------------


          Total current assets                                                                     40,581,127             4,254,344

Property and equipment, net of accumulated depreciation of $156,354 (September
30, 1999) and $6,532 (December 31, 1998)                                                            1,880,840               354,620

Deposits and other assets                                                                               2,058                 2,500
                                                                                                 ------------          ------------

Total assets                                                                                     $ 42,464,025          $  4,611,464
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                              $  2,511,354          $     71,222
   Stock subscription                                                                                      --               337,500
   Allowance for legal disputes                                                                       400,000                    --
   Accrued liabilities                                                                                895,508               282,320
                                                                                                 ------------          ------------
         Total current liabilities                                                                  3,806,862               691,042

Long-term liabilities
   Note payable - Stockholder                                                                       2,245,082                    --
                                                                                                 ------------          ------------
       Total liabilities                                                                            6,051,944               691,042
                                                                                                 ------------          ------------
Commitments and contingencies

Redeemable common stock (Note 4)                                                                    2,000,000                    --
Deferred advertising expense (Note 4)                                                              (2,000,000)                   --

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares - none issued or outstanding
   Common stock, authorized 50,000,000 shares, $.001 par value:
      Issued and outstanding 14,375,833 (September 30, 1999) and 9,075,833
      shares (December 31, 1998)                                                                       14,376                 9,076
   Additional paid-in capital                                                                      69,347,965            10,427,477
   Deferred advertising services (Note 4)                                                          (5,300,000)                   --
   Deficit accumulated during the development stage                                               (27,650,260)           (6,516,131)
                                                                                                 ------------          ------------
      Total stockholders' equity                                                                   36,412,081             3,920,422
                                                                                                 ------------          ------------
                                                                                                 $ 42,464,025          $  4,611,464
                                                                                                 ============          ============

                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                              Cumulative
                                                                                                            from Inception
                                                  Three Months Ended                Nine Months Ended         (June 25,
                                                      September 30,                   September 30,            1997) to
                                              ----------------------------    ----------------------------   September 30,
                                                  1999            1998            1999            1998            1999
                                              ------------    ------------    ------------    ------------    ------------
Gross revenue                                 $    153,582    $         --    $    170,144    $         --    $    170,144
Less commissions                                   (25,898)             --         (34,017)             --         (34,017)
                                              ------------    ------------    ------------    ------------    ------------
Net revenue                                        127,684              --         136,127              --         136,127

Operating expenses

   Product and content development expenses        798,844          75,459       1,264,407          86,149       1,679,280
   Advertising and marketing expenses            6,195,737          45,480      11,321,185          50,558      11,571,604
   Stock based compensation expenses                    --              --       4,770,615       4,986,614      10,035,979
   General and administrative expenses           1,879,233         171,387       4,214,380         196,808       4,752,715
                                              ------------    ------------    ------------    ------------    ------------

       Total operating expenses                  8,873,814         292,326      21,570,587       5,320,129      28,039,578
                                              ------------    ------------    ------------    ------------    ------------

   Loss from operations                         (8,746,130)       (292,326)    (21,434,460)     (5,320,129)    (27,903,451)

   Other income (expense)
     Interest expense                              (79,465)             --        (212,587)         (2,500)       (261,581)
     Interest income and other                     494,972         (28,430)        512,918         (28,430)        514,772
                                              ------------    ------------    ------------    ------------    ------------

Net other income (expense)                         415,507         (28,430)        300,331         (30,930)        253,191
                                              ------------    ------------    ------------    ------------    ------------

Net loss                                      $ (8,330,623)   $   (320,756)   $(21,134,129)   $ (5,351,059)   $(27,650,260)
                                              ============    ============    ============    ============    ============

Net loss per share, basic and diluted         $       (.58)   $       (.04)   $      (1.91)   $       (.59)   $      (2.84)
(Note 5)                                      ============    ============    ============    ============    ============

Weighted average number of shares
  outstanding, basic and diluted                14,251,920       9,075,833      11,089,569       9,075,833       9,741,390
                                              ============    ============    ============    ============    ============

                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                       Additional       Deferred        During the
                                                Common Stock             Paid-in       Advertising     Development
                                            Shares         Amount        Capital         Services         Stage           Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1997                  5,680,000   $      5,680   $     (5,660)   $       --      $     (2,903)   $     (2,883)


Issuance of common stock and
  stock based compensation,
  May 1998                                  1,420,000          1,420      4,985,294            --              --         4,986,714

Issuance of common stock in
  conversion of note payable
  ($1.56 per share), November 1998            666,666            667      1,039,113            --              --         1,039,780

Issuance of common stock in
  conversion of note payable
  ($1.00 per share), November 1998             50,000             50         49,950            --              --            50,000

Issuance of common stock for
  cash at $3.75 per share,
  net of $640,587 of offering
  costs, November and
  December 1998                             1,259,167          1,259      4,080,030            --              --         4,081,289



Issuance of compensatory
  stock options to employees,
  October through December 1998                  --             --          278,750            --              --           278,750

Net loss for the year                            --             --             --              --        (6,513,228)     (6,513,228)
                                            ---------         ------    -----------       --------     ------------    ------------
Balance, December 31, 1998                  9,075,833          9,076     10,427,477            --        (6,516,131)      3,920,422

Issuance of compensatory
  stock options to employees,
  January 1999                                   --             --           52,500            --              --            52,500

Issuance of compensatory
  stock options and common
  stock to officers and
  directors, March through
  June 1999                                    50,000             50      4,718,065            --              --         4,718,115

Issuance of common stock for
  advertising services, April
  1999 (Note 4)                               650,000            650      5,499,350      (5,300,000)           --           200,000

                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                   (unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                       Additional       Deferred        During the
                                                Common Stock             Paid-in       Advertising     Development
                                            Shares         Amount        Capital         Services         Stage           Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Proceeds from initial public
  offering, net of $5,631,700
  of offering costs, June 1999
  (Note 3)                                   4,000,000          4,000     42,364,300           --              --        42,368,300


Proceeds from underwriter
  overallotment, net of
  $913,127 of offering
  cost, July 1999 (Note 3)                     600,000            600      6,286,273           --              --         6,286,873


Net loss for the period
(unaudited)                                       --             --             --             --       (21,134,129)    (21,134,129)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, September 30, 1999
(unaudited)                                 14,375,833   $     14,376   $ 69,347,965   $ (5,300,000)   $(27,650,260)   $ 36,412,081
                                          ============   ============   ============   ============    ============    ============

                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                     Cumulative from
                                                                                                                     Inception (June
                                                                                    Nine Months Ended                  25, 1997) to
                                                                                       September 30,                   September 30
                                                                                 1999                 1998                 1999
                                                                             ------------         ------------       ---------------
Cash flows from operating activities
   Net loss                                                                  $(21,134,129)        $ (5,351,059)        $(27,650,260)
                                                                             ------------         ------------         ------------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation and amortization                                                149,822                   --              156,354
     Stock based compensation                                                   4,770,615            4,986,614           10,035,979
     Accrued interest on convertible notes payable                                     --                   --               39,780

     Change in assets, liabilities and other
       Accounts receivable                                                       (227,904)                  --             (227,904)
       Deposits receivable                                                      1,533,632                   --                   --
       Forgivable loans                                                           (42,490)            (109,881)            (439,030)
       Prepaid expenses                                                        (2,502,480)                  --           (2,502,480)
       Deposits and other assets                                                      442               (2,500)              (2,058)
       Accounts payable                                                         2,440,132               33,500            2,511,354
       Provision for legal disputes                                               400,000                   --              400,000
       Accruals                                                                   828,421                  310              895,508
       Deferred advertising services                                              200,000                   --              200,000
                                                                             ------------         ------------         ------------
                                                                                7,550,190            4,908,043           11,067,503
                                                                             ------------         ------------         ------------
         Net cash used in operating activities                                (13,583,939)            (443,016)         (16,582,757)
                                                                             ------------         ------------         ------------

Cash flows from investing activities
   Purchase of fixed assets                                                    (1,676,042)             (42,985)          (2,037,194)
                                                                             ------------         ------------         ------------
         Net cash used in investing activities                                 (1,676,042)             (42,985)          (2,037,194)
                                                                             ------------         ------------         ------------

Cash flows from financing activities
   Net proceeds from private placements                                                --                   --            4,081,289
   Proceeds from convertible note payable                                              --            1,100,000            1,100,000
   Stock subscription receivable                                                  125,000                   --                   --
   Proceeds from issuance of note payable - Stockholder                         2,245,082                   --            2,245,082
   Accrued commissions                                                           (215,233)                  --                   --
   Stock subscription                                                            (337,500)                  --                   --
   Proceeds from initial public offering,
     & overallotment, net of offering costs                                    48,655,173                   --           48,655,173
   Proceeds from issuance of common stock                                              --                   --                  120
   Payments on notes payable                                                           --              (50,000)             (50,000)
                                                                             ------------         ------------         ------------
         Net cash provided by financing activities                             50,472,522            1,050,000           56,031,664
                                                                             ------------         ------------         ------------

Net increase in cash and cash equivalents                                      35,212,541              563,999           37,411,713

Cash and cash equivalents, beginning of period                                  2,199,172                2,582                   --
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of period                                     $ 37,411,713         $    566,581         $ 37,411,713
                                                                             ============         ============         ============

                       See notes to financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)


Supplemental disclosure of cash flow information:
   Cash paid for interest was $212,587, $2,500 and $261,581 for the nine months ended September 30, 1999 and 1998 and cumulative from inception (June 25, 1997) to September 30, 1999, respectively.

Supplemental schedule of non-cash investing and financing activities:
        In 1999, the Company issued a total of 650,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for advertising credits valued at $5.5 million.

        In 1999, the Company issued a total of 156,863 shares of redeemable common stock at $12.75 per share in conjunction with a spokesperson/marketing agreement. During 1998, convertible notes of $1.1 million were converted into common stock.

                       See notes to financial statements.

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 including the related prospectus dated June 24, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." The SFAS No. 137 defers the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. The SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as (a) a liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, and available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company is in the process of evaluating the effects that this Statement will have on its financial reporting and disclosures.

Certain reclassification have been made to the 1998 financial statements and notes to conform to the statement classifications used in 1999.


NOTE 2 - CASH AND CASH EQUIVALENTS

The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All instruments are highly liquid with an original maturity of three months or less and are considered cash equivalents.


NOTE 3 - SHAREHOLDERS' EQUITY

On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $42.4 million. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares with net proceeds aggregating approximately $6.3 million.

NOTE 4 - REDEEMABLE COMMON STOCK AND DEFERRED ADVERTISING

In April 1999, the Company issued 650,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for television advertising and other advertising services valued at $5.5 million. The amounts are expensed as advertising as the other advertising services are rendered. As of September 30, 1999, $5.3 million of this amount is included in stockholders' equity as deferred advertising services. This was previously classified as prepaid expenses.

In September 1999, the Company paid $2.0 million in cash and an additional $2.0 million of common stock (valued at $12.75 per share) to Estefan Enterprises, Inc. (Estefan) in connection with an agreement whereby Gloria Estefan will act as spokesperson for the Company through December 31, 2000 and the Company will sponsor her United States concert tour. The Company is obligated to pay an additional $2.0 million in 2000 under this agreement. If the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share Estefan will have the option to return the stock to the Company in exchange for $2.0 million cash. If Estefan sells its shares of common stock of the Company for more than $18.75 per share they are obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million). As of September 30, 1999, $2.0 million is reported as redeemable common stock and is offset by deferred advertising expense of $2.0 million. The deferred advertising expense will be recognized as an expense over the term of the contract.

NOTE 5 - NET LOSS PER SHARE - BASIC AND DILUTED

Basic net loss per share is computed on the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of common and common stock equivalent shares outstanding during each period, except in those circumstances where common equivalent shares would be antidilutive. Common equivalent shares are antidilutive at September 30, 1999 and 1998 and therefore basic and diluted net loss per share are the same.

NOTE 6 - LEGAL PROCEEDINGS AND SUBSEQUENT EVENTS

On October 12, 1999, a lawsuit was filed against the Company in the United States District Court for the Northern District of California in San Francisco (No. C 99 4530 WHO) by Whatshappenin.com, Inc., the operator of an Internet Web site titled "whatshappenin.com." The lawsuit alleges, among other things, that "whatshappenin.com" is a trademark of the plaintiff, that "que pasa" is the Spanish language equivalent of "what's happening" or "what's happenin'" and that the Company's use of "quepasa.com" infringes the plaintiff's trademark and constitutes unfair competition and false advertising. The lawsuit asks the court to enjoin the Company from using the name "quepasa.com," to order the United States Commissioner for Patents and Trademarks to refuse any pending application for the trademark "QuePasa.com" or cancel any existing registration for the trademark "QuePasa.com," and to order the Company to assign its registration of the domain name "quepasa.com" to the plaintiff. The lawsuit also seeks unspecified amounts for compensatory damages, punitive damages, attorneys' fees, and costs. The Company intends to vigorously defend this lawsuit and believes it is without merit.

On November 1, 1999, the Company announced the settlement of a lawsuit with Jeffrey Peterson, the Company's co-founder and former Chief Executive Officer, and David Hansen, a former employee. In connection with the settlement, Mr. Peterson has resigned as a Director of the Company, he will retain 37,500 stock options, exercisable at $1.50 per share, his other stock options have been canceled and the Company has paid him $200,000. The terms of Mr. Peterson's lock-up agreement with the Company, entered into at the time of its initial public offering, remain in effect. Under the lock-up, Mr. Peterson may not sell any shares, including the shares underlying his options, until June 2001. In addition, the Company repaid the loan from Mr. Peterson totaling approximately $2.3 million and has forgiven notes from Mr. Peterson and Mr. Hansen totaling approximately $50,000. At the same time, the Company also settled a dispute with MCW Holdings, L.L.C. with respect to office space in Tempe, Arizona. The Company paid $150,000 in conjunction with the settlement of this dispute.

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

RESULTS OF OPERATIONS

REVENUE

Gross and net revenue were $154,000 and $128,000 respectively for the three months ended September 30, 1999. The Company launched its Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the third quarter 1999 revenue was derived from two sources; 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive an exclusivity on an area within our Web site. Approximately 50% of the gross revenue was generated from each of these two sources. Banner advertising is sold by an independent agent who receives a commission, which varies from 30% to 50% of gross banner advertising depending on the volume of ad impressions during a month. Effective March 1, 2000, the Company will terminate its agreement with this independent sales agent. The Company currently plans to hire its own internal sales force to sell banner advertising and generate sponsorship agreements. In addition, the Company plans to supplement its sales efforts through the use of an independent sales agent for run of network banner advertising and additional site specific advertising sales. No single advertiser utilizing banner ads amounted to over 10% of total gross revenue. Two companies accounted for all the sponsor agreement revenue and each was over 10% of gross revenue. One of these sponsorships was with Telemundo and totaled approximately 23% of gross revenue. Telemundo is a shareholder in the Company and its Chief Operating Officer is on the Company's Board of Directors. Sponsor revenues are recognized ratably over the term of the agreement.

PRODUCT AND CONTENT DEVELOPMENT

Product and content development expenses were $799,000 for the quarter ended September 30, 1999 as compared to $75,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 product and content development expenses totaled $1.3 million compared to $86,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, this amount was comprised of approximately $530,000 of salaries and $560,000 of Internet connection charges and payments under the terms of the Company's search technology licensing agreement.

ADVERTISING AND MARKETING

Advertising and marketing expenses were $6.2 million for the quarter ended September 30, 1999 compared to $45,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, advertising and marketing expenses totaled $11.3 million compared to $51,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 advertising and marketing expenses were primarily comprised of the following; 1) $3.3 million paid in connection with a nationwide advertising campaign with a Spanish-language radio broadcaster, 2) $1.8 million for an outdoor advertising campaign (billboards, buses, etc.), 3) $1.6 million for television advertising ($980,000 of which was paid to Telemundo), 4) $1.5 million paid to the Arizona Diamondbacks under a marketing, promotions and sports information plan for the 1999 major league baseball season (a member of the Company's Board of Directors is Chief Executive Officer of the Arizona Diamondbacks), 5) $1.3 million for advertising services paid to an entity partially owned by a former director of the Company and 6) $1.2 million for promotional items and other miscellaneous advertising.

STOCK BASED COMPENSATION

Stock based compensation for the quarters ended September 30, 1999 and 1998 were zero. For the nine months ended September 30, 1999 stock based compensation totaled $4.8 million compared to $5.0 million for the nine months ended September 30, 1998.

During the second quarter 1999 the Company issued a total of 350,000 options to the President and 50,000 common shares to an entity owned by the President. As a result of this transaction approximately $2.5 million of compensation expense was recognized. Additionally, during the first and second quarters of 1999, the Company recognized $2.3 million for the issuance of options to employees and directors. In May 1998, 1,420,000 of shares of common stock were issued to a former officer of the Company. As a result of these issuances, approximately $5.0 million of stock based compensation was recognized during the nine months ended September 30, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.9 million for the quarter ended September 30, 1999 compared to $171,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses totaled $4.2 million compared to $197,000 for the nine months ended September 30, 1998. The expense for the nine months ended September 30, 1999 consists primarily of $2.7 million for salaries, benefits and recruiting, $400,000 provision for settlement of certain legal disputes, $320,000 for facilities rent and utilities, $250,000 for professional fees and $150,000 for depreciation.

INTEREST EXPENSE

Interest expense was $79,000 for the quarter ended September 30, 1999 compared to zero for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, interest expense totaled $213,000 compared to $2,500 for the nine months ended September 30, 1998. Interest expense is from a note payable to stockholder and was paid off in conjunction with the settlement of legal disputes described in Note 6.

INTEREST INCOME AND OTHER

Interest income and other was $495,000 for the quarter ended September 30, 1999 compared to $(28,000) for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, interest income and other totaled $513,000 compared to $(28,000) for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 interest income and other consists primarily of interest income from investments of certain of the Company's excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $37.4 million in cash and cash equivalents. On June 24, 1999, the Company raised approximately $42.4 million, net of offering costs, through an initial public offering (IPO) of its common stock and during July 1999 the Company raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to its underwriters to cover overallotments from the IPO. Prior to the IPO, the Company primarily financed its operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder (repaid from proceeds of the IPO) and approximately $2.7 million advanced from the Company's co-founder and former Chief Executive Officer (which has been repaid).

Net cash used in operating activities was $13.6 million for the nine months ended September 30, 1999 and $443,000 for the comparable period in 1998. Net cash used by operations for the 1999 period consisted of the net loss of $21.1 million and an increase in prepaid expenses of $2.5 million offset by a non-cash expense for stock based compensation of $4.8 million and changes in assets and liabilities, primarily from a decrease in deposits receivable of $1.5 million and an increase in accounts payable of $2.4 million. Net cash used in operations for the 1998 period primarily resulted from a $5.4 million loss offset by a $5.0 million non-cash expense for stock based compensation.

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 1999 and $43,000 for the comparable period in 1998. For the 1999 and 1998 period the amounts were used for the purchase of fixed assets.

Net cash provided by financing activities was $50.5 million for the nine months ended September 30, 1999 and $1.1 million for the comparable 1998 period. In the nine months ended June 30, 1999 the cash provided was comprised of $48.7 million of net proceeds from the IPO (including the exercise of an option granted to the underwriters to cover overallotments), and from the issuance of a note payable to its co-founder and former Chief Executive Officer for $2.3 million. The amount provided during the 1998 period was from the issuance of convertible notes payable, which have since been converted to common stock.

Currently, the Company has commitments under non-cancelable operating leases for office facilities and office equipment requiring payments of approximately $80,000 through December 1999 and $889,000 thereafter. The Company is obligated to pay $2.0 million in 2000 under an agreement with Estefan Enterprises, Inc. (Estefan). In addition, if the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share Estefan will have the option to return 156,863 shares of the Company's common stock (issued to Estefan in September, 1999) to the Company in exchange for $2.0 million cash. The Company is required to pay $500,000 pursuant to the terms of its search technology licensing agreement with Inktomi through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, the Company believes the additional payments, if any, will not be material. The Company is also obligated to pay approximately $145,000 in 1999 and $435,000 through 2001 for technology and content used on its Web site portal provided by Reuters, GTE, Zacks, Associated Press, Screaming Media and Exodus. The Company is required to pay approximately $750,000 under an advertising agreement with Telemundo for broadcasts over 26 weeks commencing in August 1999, $215,000 under an agreement with the Miami Herald paid monthly through June 2000 and $160,000 under an agreement with Fox Sports Espanol for advertising through December 1999. The Company is also obligated under an agreement with a company owned by a former Director to provide advertising and marketing advisory services through July 2000. The total remaining commitment under this agreement is $450,000 in 1999 and $1.1 million in 2000. The Company will recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

The Company currently believes that cash and cash equivalents will be sufficient to meet its current operating, development, capital improvement and any other needs for the next fifteen months. There can be no assurance, however, that the Company will not require additional financing in the future. Although the Company does not believe it will be necessary to raise additional funds in the next three months, it may need additional funds at a later date to respond to competitive pressures or to acquire complimentary products, features, businesses or technology. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

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

Although management believes that the Company will be Year 2000 compliant, the Company uses third party equipment and software that may not be Year 2000 compliant. Management has contacted substantially all of the Company's critical third party service suppliers regarding the status of their Year 2000 program. The Company has received responses from substantially all of its third party suppliers. The Company has received a written response from GTE and has been referred to information made publicly available by Reuters, Exodus, Microsoft, Dell Computer, Sun Microsystems and Oracle. Management intends to contact the remaining third party service suppliers regarding their Year 2000 readiness. All suppliers who have responded have asserted that their products will be or are Year 2000 compliant. In the event the Company does not receive satisfactory commitments from a key supplier, management will make plans for continuing availability of service through alternate channels

To date, the Company has not incurred any material expenditures in connection with evaluating Year 2000 issues. All of the Company's expenditures have related to the opportunity cost of time spent by the employees identifying and evaluating Year 2000 compliance matters.

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

The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in a total loss of revenue to the Company until it was resolved.

SYSTEM CONVERSION

The Company intends to migrate its production system from Microsoft Windows NT to Sun Solaris in the fourth quarter of 1999. While the Company may experience interruptions in service in the course of this migration, it is taking all reasonable steps to minimize such interruptions. The Company estimates it will spend $1.5 million on this migration in 1999.

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

Item 2.           Changes in Securities and use of proceeds

                  On June 24, 1999 the Company completed a public offering of 4,000,000 shares of Common Stock at an initial public offering price of $12.00 per share, resulting in net proceeds to the Company of $42.4 million. The gross proceeds of the offering were $48.0 million and the expenses incurred were $4.3 million for underwriting discounts and commissions and $1.3 for other expenses including legal, accounting and printing costs. In July 1999 the Company sold an additional 600,000 shares of Common Stock at an offering price of $12.00 per share, from the exercise of an option granted to its underwriter to cover overallotments from its initial public offering. The gross proceeds of the offering were $7.2 million and the expenses incurred were $650,000 for underwriting discounts and commissions and $250,000 for other expenses including legal, accounting and other offering costs. The Company used the net proceeds of the offering as follows: (1) $2.5 million repayment of a working capital loan and a bridge loan, (2) $6.9 million for marketing and advertising expenses, (3) $2.3 million for general and administrative expenses, (4) $496,000 for development and acquisition of additional content and features for the Company's Website and (5) $412,000 to purchase equipment. In addition, $36.1 million is expected to be used for marketing and advertising, to develop and acquire additional content and features, for general and administrative expenses, to purchase additional technology and equipment and for working capital. As of the date of the Quarterly Report, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

                  In September 1999, the Company issued 156,863 shares of redeemable common stock to Estefan Enterprises, Inc. (Estefan) in connection with an agreement whereby Gloria Estefan will act as spokesperson for the Company through December 31, 2000 and the Company will sponsor Ms. Estefan's concert tour. The securities were issued to Estefan in a transaction not involving a public offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. In addition to the terms described in Note 4 to the accompanying notes to financial statements, after the first anniversary of this agreement Estefan will have demand and piggyback registration rights.

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

         3) On September 3, 1999, the Company filed a report on Form 8-K announcing that it had replaced Ehrhardt Keefe Steiner & Hottman, P.C. with Deloitte & Touche LLP as its independent accountants.

         4) On November 1, 1999, the Company filed a report on Form 8-K announcing the settlement of its lawsuit against Jeffrey Peterson, the Company's co-founder and former Chief Executive Officer.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES



Date              November 14, 1999        Signature /s/ Gary L. Trujillo
                                                    ----------------------------
                                           Gary L. Trujillo
                                           President


Date              November 14, 1999        Signature /s/ Allen R. Dunaway
                                                    ----------------------------
                                           Allen R. Dunaway
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
10.1                       Agreement with Estefan Enterprises, Inc.
10.2                       Registration Rights Agreement with Estefan Enterprises, Inc.
27.1                       Financial Data Schedule