Form 10-K
period 1999-12-31
QUEPASA COM INC
filed 2000-03-30
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-25565

quepasa.com, inc.

(Exact name of registrant as specified in its charter)

Delaware	84-0879433

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Arizona Center, 400 E. Van Buren 4th Floor, Phoenix, AZ (Address of principal executive offices)	85004 (Zip Code)

Registrant’s telephone number, including area code: 602-716-0100

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange
Title of each class	on which registered

None.	None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2000, based upon the closing price of the Common Stock on the Nasdaq National Market, was approximately $95,020,286.

      The number of outstanding shares of the registrant’s Common Stock as of March 29, 2000 was approximately 17,401,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s preliminary proxy statement, which will be issued to stockholders in conjunction with the 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitiative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

      Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

•	we may lose members or fail to grow our member base;

•	we may not successfully integrate new members or assets obtained through acquisitions;

•	we may fail to compete with existing and new competitors;

•	we may not be able to sustain our current growth;

•	we may not adequately respond to technological developments impacting the Internet;

•	we may fail to identify and correct problems associated with system migration and

•	we may not be able to find needed financing.

      This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” our other SEC filings and our press releases.

PART I

Item 1.  Business

Introduction

      Quepasa.com is a Bilingual (Spanish/English) Internet portal and online community focused initially on the U.S. Hispanic market. We provide users with information and interactive content centered around the Spanish language. Because the language preference of many acculturated U.S. Hispanics is English, we also offer our users the ability to access information and services in the English language. We draw viewers to our Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Our online community includes a search engine, free e-mail, Spanish and English-language news feeds, chat rooms, message boards, auction and e-commerce sites. We anticipate that our principal source of revenue will be fees paid by third parties for advertising their products and services on our Web site, sponsorship revenue for specific areas within our Web site, auction revenue from our recent acquisition of eTrato.com, e-commerce revenues from our recent acquisitions of credito.com and realestateespanol.com and through other acquisitions and partnerships.

Industry Background

  Growth of the Internet and the World Wide Web

      The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information and engage in commerce electronically. The Web is an interactive environment which facilitates the exchange of information and entertainment among users worldwide. According to Jupiter Communications, the number of people worldwide accessing the Web will grow from approximately 232 million at year end 1999 to 498 million by 2003. This growth is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, the improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity with and acceptance of the Internet by businesses and consumers. Web usage is also expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities and the absence of geographic or temporal limitations.

  Growth of Internet Advertising and Internet Commerce

      With the growth in the number of Internet users and content providers, the Internet is developing the attributes of a conventional mass medium, where advertising subsidizes content delivered to users. In fact, technological advances and the acceptance of the medium by businesses have led to rapid growth in Internet advertising spending. Tools not available in traditional advertising media, such as real-time measurement of consumers accessing an advertiser’s Web site through an advertising banner, further increase the attractiveness of Web advertising by giving advertisers real-time feedback on advertising campaigns. Forrester Research, Inc. estimates that spending on Web-based advertising will increase from $1.5 billion in 1998 to more than $15.0 billion in 2003.

      The growing acceptance and use of the Web has created an opportunity for businesses to conduct commerce over the Internet. Forrester Research estimates that transactions on the Internet are expected to increase from approximately $51.0 billion in 1998 to more than $1.4 trillion in 2003. Businesses typically use the Internet to offer standard products and services that can be easily described with graphics and text and that do not necessarily require a physical presence for purchase of items, such as airline tickets, books and investment securities. The focus of electronic commerce transactions evolved from companies facilitating Internet transactions between businesses to, more recently, companies targeting business-to-consumer transactions. Internet commerce enables these companies to develop relationships with customers on a global basis without making significant investments in traditional sales and distribution infrastructure.

Our Market in the United States

      We believe that the Spanish-language Internet market in the United States is characterized by a growing Hispanic population, increasing Hispanic purchasing power, greater advertising spending on Spanish-language media, continuing use of the Spanish language by U.S. Hispanics and increasing computer ownership and Internet usage by Hispanic households.

  Hispanic Population Growth and Concentration

      A large number of our users are Hispanics, one of the most rapidly growing segments of the U.S. population. According to the U.S. Census Bureau and published sources, the Hispanic population:

•	Was estimated to be 29.6 million or 11% of the total U.S. population in 1998, an increase of approximately 32% from 22.5 million or 9% of the total U.S. population in 1990;

•	Is expected to account for 43% of the total U.S. population growth between 1998 and 2010 and is expected to grow to 41.1 million or 14% of the total U.S. population by 2010; and

•	Is relatively young, with almost 70% of U.S. Hispanics under 35, compared with less than 50% of non-Hispanics, and with a median age of 26, compared to 35 for the rest of the population.

      We believe the relative youth of the Hispanic population will furnish growth opportunities for products and services that appeal to a younger market, such as that found on the Internet. In addition, 70% of all U.S. Hispanics live in 12 metropolitan areas, which makes U.S. Hispanics an attractive demographic group for advertisers, enabling them to cost effectively deliver messages to a highly targeted audience.

  Increasing Hispanic Purchasing Power

      Total U.S. Hispanic purchasing power:

•	Rose at a compound annual growth rate of 7.5%, compared with 4.9% for the rest of the population from 1993 to 1998.

•	Was projected to be $383.0 billion in 1999, an increase of approximately 84% since 1990.

•	Is expected to account for $443.0 billion or 7% of U.S. consumer expenditures by 2000, and $938.0 billion or 9% of U.S. consumer expenditures by 2010.

  Greater Spanish-language Advertising Spending

      According to Hispanic Business Magazine, $1.9 billion of total advertising expenditures in the U.S. were directed toward Spanish-language media in 1999, representing a 12% increase over 1998’s total, and the highest year-to-year percentage increase since 1993. In only five years, total advertising expenditures in the Hispanic market have more than doubled from $829.7 million.

  Continuing Use of the Spanish-language by U.S. Hispanics

      According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

•	Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

•	Hispanic immigration into the U.S. is continuing;

•	Hispanics generally seek to preserve their cultural identity; and

•	Population concentration encourages communication in Spanish.

  Increasing Computer Ownership and Internet Usage by Hispanics

      A February 1998 study by The Tomás Rivera Policy Institute estimates that between 1994 and 1998 the percentage of U.S. Hispanic households that owned computers increased from 13% to 30%, while U.S. Hispanic households with Internet access grew from 2% to 15%, which amounted to approximately 650% Internet access growth in four years. In addition, an independent study indicated that as of 1998 approximately 2.4 million Hispanics owned personal home computers in the top seven U.S. Hispanic markets, an increase of 58% from 1996.

Our Market Outside the United States

      Spanish is the world’s third most spoken language, used by approximately 350 million native speakers. In addition, twenty-one countries consider Spanish their primary language. Internet usage in Spain is increasing rapidly. For example, a study by the Spanish Internet Users Association indicated that approximately 2.3 million Spaniards accessed the Internet in 1998 and the number is projected to grow to 8.7 million by 2001.

      The Spanish-speaking Latin American market is comprised of Mexico, Central America, parts of South America and the Spanish-speaking countries of the Caribbean. Factors such as growing competition in telecommunications markets, declining prices for personal computers and Internet access and favorable demographics position Latin America as a strong potential growth market for Internet products and services. According to International Data Corporation, the number of Internet users in Latin America, excluding Portuguese-speaking Brazilians, is expected to increase from 2.5 million at year end 1998 to 11.7 million at year end 2003. In particular, the number of Internet users in Mexico is expected to increase from approximately 700,000 at year end 1998 to approximately 3.9 million by the end of 2003, which represents a 43% compounded annual growth rate.

The quepasa.com Strategy

      Our strategy is to establish quepasa.com as a leading worldwide bilingual (Spanish/ English) online community offering the quepasa.com services to Hispanic Internet users residing first in the United States then in Latin America, Europe and other regions of the world. In order to accomplish this objective, we intend to continue to focus on developing content, a high volume of traffic, and strong brand recognition of the quepasa.com name. The basis of our strategy is to provide Spanish and English-language Internet users with an innovative, technologically-advanced, content-rich Web community that creates value for the user and establishes our platform as an attractive medium for advertisers, marketers and companies engaged in electronic commerce.

      We are establishing quepasa.com as a leading Spanish-language Web community by executing a business strategy that includes:

Developing quepasa.com in the United States and then globally as a leading brand associated with the Internet for Spanish-language users

      Our short range goal is to establish quepasa.com as the leading brand among U.S. Hispanic Internet users. We believe that establishing and then promoting the quepasa.com brand is critical to our ability to attract users and advertisers to our Web site. We also believe that branding and consumer loyalty on the Internet are dependent upon our ability to differentiate our services and to enhance our users’ experience by continually offering innovative technology and appealing features and effectively marketing these features to existing and potential users of our Web site. We intend to improve our technical expertise to develop innovative new services, as well as enhance and expand existing services. We also intend to continue our brand development through:

•	Our exclusive agreement with NetZero, Inc. whereby their subscribers may select a customized quepasa.com start page;

•	Advertising on the Internet to on-line users;

•	Network television;

•	Internet advertising;

•	Additional strategic partnerships;

•	Additional marketing and distribution arrangements;

•	Special event sponsorships; and

•	Public and community relations programs.

Acquiring and Developing Additional Content and Features for the quepasa.com Community

      In addition to its search engine, quepasa.com provides content and community features for the Hispanic Internet user, including free e-mail, Spanish-language news feeds, worldwide weather information, chat rooms, message boards, e-commerce and an auction site. In order to provide some of this content, we have entered into agreements with content providers such as Associated Press, Hispanic Business Magazine and Reuters for Spanish-language news, WeatherLabs for worldwide weather information, Zacks Investment Research for stock quotes and charts, and STATS, Inc. for sports scores and statistics. These arrangements allow us to increase our Web site content in order to attract and retain Hispanic Internet users and to solidify our position as an easy-to-use interface for Spanish and English-language Web services and information. We have also entered into a relationship with Telemundo that will provide us with unique content. We intend to add additional content and features through acquisition, licensing and internal development.

Entering Into Strategic Relationships with Business Partners Who Offer Unique Media, Content, Technology and Distribution Capabilities

      We intend to continue to establish strategic relationships with companies that will enhance our services and increase our user base. We have strategic relationships with companies such as Telemundo, Hispanic Business Magazine, Miami Herald Online, Inktomi, Arizona Diamondbacks, GTE, Associated Press, Reuters, Zacks Investment Research and STATS, Inc. These and other relationships are summarized under “Our Business — Our Strategic Relationships.”

  Expanding Into Additional Spanish-speaking Markets

      We seek to establish quepasa.com as a leading destination site for Spanish-speaking Internet users throughout the world. At the present time, the majority of our users reside in the United States. As Internet access improves and usage increases, we intend to allocate future resources to develop our brand in non-U.S. Spanish-speaking markets, such as Latin America and Spain.

Generating Revenue from the Sale of Advertising, Sponsorships, Auctions and Through Electronic Commerce

      Until February 29, 2000, most of our Internet Advertising was sold pursuant to an agreement with 24/7 Media, a leading provider of Internet Advertising Solutions. Commencing March 1, 2000 we will sell substantially all of our advertising through our own internal sales force. We have hired six sales people located throughout the United States who will be responsible for direct sales of advertising banners and sponsorships on our Web site.

      We will also generate revenue through auctions on our recently acquired eTrato.com web site. We will generate electronic commerce revenue through the sale of products on our eTrato.com Web site, from our affiliate mall, which is currently operating on our site and real estate services on our realestateespanol.com site.

The quepasa.com Community

  Services and Content.

      In November 1998, we launched the quepasa.com Web site which allows individuals to quickly access content and features which appeal to Hispanic Internet users. Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English. By combining existing services with specialized information from leading content providers, quepasa.com provides subject or category specific content including topical news, worldwide weather information, free e-mail, chat, message boards, search capabilities, auctions, access to financing products on our credito.com web site and real estate services on our realestateespanol.com site.

      The quepasa.com Web site currently offers a number of categories of topical interest, including the following:

Noticias (News)

Etretenimiento (Entertainment)
Salud (Health)
Mundo Latino (Latino World)
Recetario (Recipe Box)
Compras (Shopping)
Negocios y Finanzas (Business & Finance)
Deportes (Sports)
Computadoras y Tecnologia (Science & Technology)
Empleo (Employment)
Educacion (Education)
Temas de Sociedad (People & Society)
Subastas (Auctions)

      Search Engine. The quepasa.com search engine helps users find information on the Web by searching through quepasa.com’s index of Web documents. Our search technology is provided by Inktomi which enables us to provide customers with a variety of online search services.

      Free E-Mail, Chat and Message Board Features. quepasa.com offers free e-mail and free Web community services that consist of chat services and message boards. These features enable users to discuss topics of mutual interest by participating in ongoing discussions or by creating their own topics for discussion.

      24 Hour Real-time News, Weather, Maps and Games. quepasa.com offers worldwide news coverage from Associated Press, Reuters and Hispanic Business Magazine including worldwide editorialized, topical news covering areas of special interest to Hispanic users (in Spanish and English), as well as a Spanish and English-language news feed that we format and edit internally to provide broad coverage of news that is of special interest to Hispanic users. Our users are also able to search a database of archived news stories over the prior 30-day period. Through an agreement with WeatherLabs, we offer worldwide weather information, including real time weather reports and forecasts, for 5,000 U.S. and 2,400 international cities. We were the first to offer maps and door-to-door driving directions in both Spanish and English in connection with a partnership with MapQuest Global Corporation and a bilingual “yellow-pages” directory through a partnership with MapQuest.com Inc. We also offer several internally developed games on our Web site for free.

      Other Services. We will offer our members unified messaging, PC-to-phone and calling card services as part of an agreement with Net2Phone. Through an agreement with GlobalEnglish Corporation we offer English language online learning to our members and through an agreement with X:Drive, we offer free Internet hard drive space.

Our Strategic Relationships

      We have established strategic relationships with leading providers of media, content and technology designed to:

•	provide access to unique content;

•	enhance our services;

•	extend our audience reach;

•	increase user traffic on our Web site;

•	provide enhanced Web site functionality; and

•	provide us with additional revenues.

      These relationships include:

      Telemundo. In April 1999, we entered into a strategic agreement with Telemundo, a leading Spanish-language television broadcaster that has served the U.S. Hispanic market for over 11 years. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. We also purchased $1.0 million of advertising from Telemundo. This agreement also provides that we will collaborate regarding online content development, co-branded marketing promotions and other complementary aspects of our businesses.

      X:Drive. In October 1999, we entered into a one-year agreement with X:Drive, an Internet hard drive company, whereby quepasa.com members are provided with free Internet hard drive space. In connection with this agreement X:Drive is obligated to pay to us a slotting fee, a set-up fee and a commission for each new account generated from our Web site.

      Net2Phone. In November 1999, we entered into a one-year agreement with Net2Phone, a leading provider of voice-enhanced Internet communications services, to offer quepasa.com’s users unified messaging, PC-to-phone and calling card services. Under the agreement, Net2Phone will provide $2.50 worth of free phone-to-phone talk time to all quepasa.com users up to a maximum of 500,000 users and we have the right to buy one million additional printed phone cards for up to $1.50 each with $2.50 worth of talk time on each card. In connection with this agreement, we will be paid a commission on fees paid to Net2Phone by quepasa.com users, we will receive a sponsorship fee from Net2Phone and they will purchase advertising on our Web site.

      NetZero. In December 1999, we entered into a one-year agreement with NetZero, a provider of dial-up free Internet access services in the United States, whereby their subscribers may select a customized quepasa.com start page. Under the agreement, we will pay a fee to NetZero each time the quepasa.com customized start page is displayed to a NetZero subscriber (logon fee) and an additional fee if the subscriber visits any quepasa.com site by using any of the buttons on the NetZero site (referral fee). In addition, we are obligated to purchase $1.0 million of CD’s, which provide access to the NetZero internet access services, and an additional $1.0 million of CD’s in the event we have paid an aggregate of $6.0 million for logon and referral fees.

      Other Strategic Relationships. We have entered into agreements to purchase marketing, technology and content with:

•	Estefan Enterprises, Inc. — a 15 month agreement whereby Gloria Estefan will act as a spokesperson for quepasa.com and quepasa.com will sponsor her United States concert tour;

•	STATS, Inc. — a one-year sports scores and statistics agreement;

•	Zacks Investment Research — a one-year stock quotes and charting data agreement;

•	Arizona Diamondbacks — a marketing, promotions and sports information plan for the 2000 major league baseball season;

•	Inktomi — a three year search technology agreement;

•	GTE Internetworking — a one year networking technology agreement;

•	Reuters NewMedia — a 26 month agreement under which we obtain news, business and sports information;

•	Associated Press — a two year agreement under which we obtain, news, business and sports information;

•	MapQuest.com, Inc. — a bilingual “yellow-pages” directory;

•	MapQuest Global Corporation — a one-year agreement to provide maps and door-to-door driving directions in both Spanish and English and

•	WeatherLabs — a one year weather information agreement.

Marketing and Advertising of the quepasa.com Site

      Our marketing goal is to increase membership and page views on the quepasa.com Web site and to develop the quepasa.com brand in the United States and then globally as a leading brand associated with the Internet for Hispanics. Our marketing plan includes the use of multiple advertising media, such as national network television, and Web-based advertising.

      In February 1999, we chose Garcia/LKS advertising agency as our global marketing partner because of its strong track record in building brands and launching products in the Hispanic market. Garcia/LKS is led by principals Lionel Sosa and Luis Garcia. The agency has represented Fortune 500 companies, including Coca Cola, Levi-Strauss, Proctor & Gamble and Sprint. The agency has also provided demographic specific marketing expertise for the political campaigns of President Ronald Reagan, President George Bush and Texas Governor George W. Bush. We pay Garcia/ LKS $40,000 per month under an agreement cancelable by either party on 60 days notice.

      In March 1999, we launched an advertising campaign with the Telemundo Network Group. Telemundo, which is owned by Sony and Liberty Media, is a leading Spanish-language television broadcaster that has served the U.S. Hispanic market for over 11 years. Telemundo’s affiliate base, covering 63 television markets, reaches approximately 85% of all U.S. Hispanic households. Sony and Liberty Media provide Telemundo with substantial financial resources, strong management and a vast programming library. Telemundo intends to draw on this library in order to target a younger, bilingual Hispanic audience. Telemundo’s programming includes shows such as “Cinemundo Primer,” a primetime program featuring popular U.S. and Latin American movies, many appearing for the first time on Spanish-language television, “Ocurrio Asi de Noche,” an Emmy award-winning investigative news magazine, and “Discovery” offering nature, science, technology and history programming from the Discovery Channel.

      In April 1999, we initiated nationwide radio advertising campaign with Hispanic Broadcasting Corporation (HBC), the largest Spanish radio broadcaster in the United States, with approximately 19 million Spanish-speaking listeners. HBC owns and operates 42 stations in 11 of the top 15 Hispanic markets, including the most-listened to Spanish-language stations in nine markets. We believe the sponsorship with HBC will provide us with an effective platform to communicate our message to our target audience, because approximately 65% of U.S. Hispanics reside in HBC’s top 15 markets. The quepasa.com sponsorship with HBC includes the purchase of airtime in the top Hispanic radio markets, “on-air promos” by radio personalities and prominent sponsorships of HBC community festivals and events involving HBC radio stations, such as the Calle Ocho Festival in the Little Havana area of Miami. Calle Ocho is the largest street festival in the U.S., attended by more than one million people in 1999.

      In September 1999, we entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan will act as a spokesperson for quepasa.com through December 31, 2000 and quepasa.com will sponsor her

United States concert tour. In connection with this agreement we will produce radio and television spots and print and on-line advertisements utilizing Gloria Estefan’s name, image, likeness, voice and music. We have also created a co-branded Web page which is devoted exclusively to this relationship and contains pertinent information and purchasing opportunities including information on Gloria Estefan’s video’s, album’s, concert tour dates, ticket information and song lyrics. We will also receive tickets for each of the concerts on Gloria Estefan’s tour to be used for contests and promotions. Ms. Estefan will participate in three chat sessions hosted by quepasa.com and will make at least two personal community appearances to promote the Internet, her concert tour, her music and educational opportunities for Hispanics.

      We also intend to increase our Web site traffic by increasing the number and visibility of entry points to the quepasa.com Web site, co-branding and other marketing arrangements with content providers and high-traffic Spanish-language Web sites. Through an agreement with NetZero, their subscribers may opt for a customized quepasa.com home page. In addition to the NetZero agreement, we have arranged with the Miami Herald Online to promote our Web site on the Miami Herald Online network of sites.

      In an effort to increase page views, Web site operators are increasingly adding content and other features to their sites to encourage users to spend more time there. We intend to regularly enhance our technological features and services and update our content in order to encourage consumers to use our Web site more frequently. To this end, we have launched a flexible, subject-based format for our services and content to provide consumers with ease of use.

      Our impressions, which represent the number of times our server delivers an advertisement to a user, grew from approximately 103,700 monthly impressions in January 1999 to approximately 9,343,000 impressions for the month of December 1999 and to a total of approximately 54,256,000 impressions for the year-ended December 1999. In addition, our user session length grew from an average of approximately 7 minutes to approximately 16 minutes. Total user sessions grew from 40,284 in January 1999 to 800,000 in December 1999. Between February 28 and December 31, 1999 our registered members grew from 201 to approximately 210,000. We believe that this growth in our Web site traffic was a result of our advertising campaigns and the continued development of our Web site content and features.

Our Plan to Sell Advertising and Sponsorships on the quepasa.com Site

      During the year ended December 31, 1999 we recognized approximately $466,000 in revenue from banner advertisements or 69% of our total revenues. During the same period we recognized $205,000 in revenue from sponsorships or 31% of our total revenues. During the year-ended December 31, 1999, we recognized $119,000 of barter revenue which is included in the amount previously noted. The dollar amount of banner advertising and sponsorships is expected to increase in the future as the membership and traffic on our Web site increases; however, the percent of banner advertising and sponsorships to total revenues is expected to decline as auction and e-commerce revenue increases. We plan to sell advertising and sponsorships utilizing our own internal sales force which will be strategically located throughout the United States. Our agreement with 24/7 Media was terminated effective February 29, 2000. 24/7 Media acted as our advertising sales agent for a commission of up to 50% of gross billings. In addition, the Company plans to supplement its sales efforts through the use of an independent sales agent for run of network banner advertising and additional site-specific advertising sales.

      Advertisements on the quepasa.com site are the banner or billboard style, which are designed to display additional advertisements as the consumer selects various topics on the Web site. From each advertisement screen, users can proceed directly to an advertiser’s own Web site, thus enabling the advertiser to directly interact with a user who has expressed interest in the advertisement.

      We also intend to develop innovative approaches for advertisers through advancements by others in demographic trending and consumer tracking. We seek to attract the largest possible Web audience in the Hispanic Internet market, in order to give advertisers the most efficient and effective advertising placements. We are developing services that encourage consumers to provide demographic and interest information that can be used to more effectively target our advertising. Our recently launched membership registration system requires users to create a quepasa.com account in order to access our chat, e-mail and message board services.

At the time of registration, users are assigned a unique user identification and password after providing us with personal information that will allow advertisers to target users with a specific demographic profile. Users can access their quepasa.com account and personalized settings from any Internet access device.

Our Plan to Develop an Online Auction Community

      Our goal is to become the most popular auction community for Hispanic Internet users. Our acquisition of eTrato.com in January 2000 will enable us to move toward this goal. eTrato.com is an online, auction community that:

•	facilitates transactions from consumer-to-consumer, business-to-consumer and business-to-business;

•	links Hispanic buyers and sellers of goods and services;

•	aids transactions with online tools for payment and fulfillment;

•	provides a secure and easy to understand environment for conducting e-business.

      Members of the eTrato.com community can list products or services in the site’s online auction or classifieds section in Spanish, English or both. If users request, eTrato.com will translate to either language, for a small fee. Some of the features of the site include escrow payment services, customs and shipping estimates and options, currency conversion tools, chat and discussion forums, a trading resource center and directory, advanced auction functions such as image hosting, user ratings and bulk item uploading and specialized business-to-business areas with sealed bid and reverse auction formats. eTrato.com will also have live online customer service in order to help users have a positive first experience. We expect online auction revenue from the following sources:

•	revenue splits on the sale of value-added trading services (e.g. escrow and freight forwarding);

•	premium service fees and premium listing upgrades providing the seller with more prominent ad space

•	the auctioning of our own products through the site;

•	fees paid by third parties for advertising their products and services on the site; and

•	translation services.

      It is estimated that the volume of auction-based or market-priced Internet commerce transactions is close to $4 billion, or 10% of total Internet trading today. Projections are for this number to grow to nearly $129 billion and 29% of the market by the year 2002. We are unaware of any companies which have successfully targeted the Spanish-language segment of this market. While the online trading market and in particular the auction market is very competitive, we believe that eTrato.com’s Spanish/ English language advantage represents an attractive alternative for Hispanic users.

Our Plan to Develop an on-line Financing and Real Estate Services Community

      In January 2000, we acquired credito.com, an internet company that will provide our members with information, interactive tools and resources to help them build and manage their credit needs and will provide a secure and easy process to apply for a wide variety of credit products and services. The site will also provide lenders with the opportunity to communicate with credit educated customers using its consumer profiling and marketing technologies. We will offer our members the ability to apply for mortgage loans, credit cards, auto finance loans, home equity loans and student loans.

      In March 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with extensive home buying services in both English and Spanish. realestateespanol.com has been designated the official internet site of the National Association of Hispanic Real Estate Professionals (NAHREP). Quepasa.com members will be able to search for a real estate agent, access school information, take virtual tours, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.

Our Development and Acquisition of Web Site Technologies

      We believe we can differentiate our services and promote the quepasa.com brand by developing innovative proprietary technology and integrating technology licensed from third parties where appropriate. Our strategy is to develop or obtain technologies that are able to expand with the growth in content of the Internet.

      In July 1998, we entered into a three-year agreement with Inktomi to provide search engine capability for our quepasa.com Web site. Under the terms of the agreement, we pay Inktomi a minimum fee of $750,000 over the three-year period for Inktomi’s search engine services. The fee could increase based upon the number of searches performed by Inktomi for our users.

      Inktomi’s search engine technology enables us to provide a variety of online search services to our customers. Inktomi provides and manages all hardware, software and operational aspects of its search engine and the associated database of Internet content. Inktomi also provides us with a programming interface and software tools to enable us to custom design our search service user interface. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi search engine and to run on our choice of computer equipment. In addition, we can customize our user interface as to look, feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi search engine.

      Inktomi’s search engine consists of a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi’s software. The search engine servers provide powerful full-text query operations, including full Boolean support, phrase and adjacency searching, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing methods.

      Services which link our users to our Web site and to Inktomi’s search engine are provided to us by GTE. GTE delivers complete network solutions, dedicated Internet access, high performance Internet hosting, managed Internet security, network management, systems integration and Web-based applications development for integrating the Internet into business operations.

Competitors and Competitive Factors Affecting Our Business

      The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, America Online Latin America, StarMedia, Terra Network, El Sitio, YUPI, Prodigy and Microsoft networks in Latin America, Mexico and Spain.

      In addition, a number of companies offering Internet products and services, including our direct competitors, recently began integrating multiple features within the products and services they offer to users. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors. For example, the Web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for us, may incorporate and promote information, search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use our products and services.

      Microsoft recently announced it intended to license products and services from AltaVista and that it will feature and promote AltaVista services on the Microsoft Network and other Microsoft online properties. We expect that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the

Microsoft Network or through other Microsoft-affiliated end-user services such as MSNBC or WebTV Networks, Inc.

      Many large media companies have announced that they are contemplating developing Internet navigation services and are attempting to become “gateway” sites for Web users. In the event these companies develop such portal or community sites, we could lose a substantial portion of our user traffic. Further, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or Internet service providers, such as Microsoft and America Online, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions. These functions may be competitive with those offered by us. Our competitors could also take actions that could make it more difficult for viewers to find and use our products and services. Consolidations, integration and strategic relationships involving competitors could have a material adverse effect on our business.

      In addition to the larger portals and online communities, we compete with a number of smaller portals and communities that provide region-specific information to users or market to users with specific interests.

      Most of our existing competitors, as well as new competitors such as Spanish-language media companies, other portals, communities and Internet industry consolidators, have significantly greater financial, technical and marketing resources than we do. There can be no assurance that our competitors will not offer Internet products and services that are superior to ours or that achieve greater market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business.

Employees

      At December 31, 1999, we had 80 employees, including our seven executive officers.

Item 2.  Properties

      We lease approximately 13,277 square feet of space for our executive offices in Phoenix, Arizona for $24,341 per month pursuant to a lease which expires in November 2002.

Item 3.  Legal Proceedings

      We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings to which we are a party will not in the aggregate have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “PASA.”

      The following table sets forth the high and low closing prices of our common stock as reported on the Nasdaq National Market from June 24, 1999 (effective date of Initial Public Offering) through March 29, 2000.

	Stock Price

	High	Low

1999

Second Quarter	$14.625	$13.750

Third Quarter	$25.875	$7.750

Fourth Quarter	$15.000	$6.250

2000

First Quarter (January 1-March 29, 2000)	$12.500	$6.312

      At March 29, 2000, the last reported sales price of our common stock was $6.312 per share. Based on information supplied by certain of record holders of our common stock, we estimate that there are approximately 268 record holders of our common stock. We have never declared or paid any dividends on our common stock. Because we currently intend to retain future earnings to finance growth, we do not anticipate paying any cash dividends in the foreseeable future.

      During the fiscal year ended December 31, 1999, we issued unregistered securities as set forth below:

1.	In 1999, we issued 50,000 shares of common stock to the Chairman and Chief Executive Officer, in connection with his employment agreement.

2.	In April of 1999, we issued 25,000 shares of common stock to an entity owned by the Chairman and Chief Executive Officer.

3.	In April of 1999, we issued 25,000 shares of common stock to Verde Investments Inc. for consulting services.

4.	In April 1999 we issued 650,000 shares of common stock to two companies for advertising services.

5.	In September 1999 we issued 156,863 shares of redeemable common stock in connection with a spokesperson agreement.

6.	In October 1999, we issued 30,225 shares of common stock to two former directors in connection with the exercise of stock options.

      In each of the above transactions, we relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

      During 1999, we granted options to purchase 3,065,500 shares of common stock under our stock option plan with a weighted average exercise price of $9.03 per share. Our directors and employees exercised options to purchase 110,225 shares of common stock with a weighted average exercise price of $5.44 per share.

      On June 24, 1999 the Company completed a public offering of 4,000,000 shares of Common Stock at an initial public offering price of $12.00 per share, resulting in net proceeds to the Company of $42.4 million. In July 1999 the Company sold an additional 600,000 shares of Common Stock at $12.00 per share from the exercise of an option granted to its underwriter to cover overallotments from its initial public offering, resulting in additional net proceeds of $6.3 million. The aggregate gross proceeds from these issuances were $55.2 million and the expenses incurred were $4.95 million for underwriting discounts and commissions and $1.55 for other expenses including legal, accounting and printing costs. As of December 31, 1999, the Company used the net proceeds of the offering as follows: (1) $2.5 million repayment of a working capital loan and a bridge loan, (2) $10.5 million for marketing and advertising expenses, (3) $6.3 million for general and administrative expenses, (4) $1.3 for development and acquisition of additional content and features for the Company’s Website and (5) $1.3 to purchase equipment. The remainder of the proceeds are expected to be used for marketing and advertising, to develop and acquire additional content and features, for general and administrative expenses, to purchase additional technology and equipment and for working capital. The balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

Item 6 — Selected Financial Data

      The following is a summary of selected financial data of quepasa.com as of and for the years ended December 31, 1999 and 1998 and for the period from inception, June 25, 1997 through December 31, 1997. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and quepasa.com’s Financial Statements and the Notes thereto appearing elsewhere in this document.

			Inception
			(June 25, 1997)
			through
			December 31,
	1999	1998	1997

Statement of Operations Data:

Net revenue	$556,244	$—	$—

Loss from operations	(30,038,037)	(6,465,288)	(3,703)

Net loss	(29,261,363)	(6,513,228)	(2,903)

Basic and diluted loss per share	(2.44)	(0.72)	—

Balance Sheet Data:

Cash and cash equivalents	$6,961,592	$2,199,172	$2,582

Short-term investments	22,237,656	—	—

Working capital (deficit)	29,741,206	3,563,302	(2,883)

Total assets	37,830,800	4,611,464	2,582

Total stockholders’ equity (deficit)	29,946,052	3,920,422	(2,883)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations for the years ended December 31, 1999 and 1998 and the period from June 25, 1997 (inception) through December 31, 1997 should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-K.

Overview

      We commenced operations on June 25, 1997. The operations for the period June 25, 1997 through May 1998 were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 to present, we were engaged primarily in content development and acquisition. In May 1999, we launched our first media-based branding and advertising campaign in the United States. Significant revenues did not commence until the fourth quarter of 1999. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance. We currently expect to significantly increase our operating expenses as we expand our sales, marketing and advertising efforts and to fund greater levels of content development. As a result of these factors, we expect to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

      On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user for 1,363,636 shares of common stock valued at $15.0 million.

      On January 28, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English for a purchase price of $7.5 million or 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share.

      On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services. The purchase price for
RealEstateEspanol.com was 584,759 shares of the Company’s common stock valued at $4.7 million. We also repaid $300,000 of debt immediately following the closing of the acquisition.

Introduction to Results of Operations

  Net Revenues.

      We expect to derive future net revenues from three principal sources:

•	advertising on our Website;

•	sales of sponsorships for different areas within our Website; and

•	e-commerce related revenue.

      Advertising Revenue. In 1999, we have derived approximately 69% of our net revenues from the sale of advertisements on our Web site which are received principally from:

•	advertising arrangements under which we receive fixed fees for banners placed on our Web site for specified periods of time; and

•	reciprocal services arrangements, under which we exchange advertising space on our Web site for advertising or services from other parties;

      Advertising revenues are recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company’s Web site are recorded as deferred revenue.

      Sponsorship Revenue. The Company also derives revenues from the sale of sponsorships for certain areas or an exclusivity for certain areas within our Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company’s Web site are recorded as deferred revenue.

      E-Commerce Revenue. We currently do not derive revenues from auctions. However, eTrato.com’s offerings will include English and Dutch auctions, reverse auctions, sealed bid auctions and classifieds, image hosting for online auctions and classifieds, escrow payment services, freight forwarding, “Yo Quiero” listing where users can post notices seeking specific items in a reverse auction format, import and export services, customs and tariff tables and category-specific discussion boards. The Company also created an affiliate mall with relationships with over 150 vendors, which include, Amazon.com, Etoys.com, JCrew, etc. We also expect to generate revenues by providing bilingual real estate services via RealEstateEspanol.

      Barter Revenue. The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided or received; whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arm’s-length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company’s Web site. Expense from reciprocal services arrangements is recognized when the Company’s advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses. During the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) through December 31, 1997, revenues and related expenses attributable to reciprocal services totaled approximately $119,000, $0 and $0, respectively.

  Operating Expenses

      Our principal operating expenses consist of:

•	product and content development expenses;

•	advertising and marketing expenses;

•	stock based compensation expense; and

•	general and administrative expenses.

      Product and Content Development Expenses. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our Web site and systems, purchases of content and specific technology, particularly software, and telecommunications links and access charges.

      Advertising and Marketing Expenses. Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including, most significantly, our mass media-based branding and advertising activities. We expect these marketing and sales expenses to increase for the foreseeable future as a result of:

•	our mass media-based branding and advertising strategy; and

•	the expansion of our sales force personnel.

      Stock Based Compensation Expense. Stock based compensation expense relates to the issuance of common stock and stock options granted in 1998 and the first half of 1999. These stock options were granted at various exercise prices. It was determined that certain stock options were issued with exercise prices less than fair market value on the date of grant and as a result stock based compensation expense is recognized to the extent that stock options were vested. Substantially all of the stock options, which were issued at less than fair market value, were fully vested at the time of grant.

      General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. We expect that we will incur additional corporate, general and administrative expenses related to the growth of our business and our operation as a public company. Accordingly, we anticipate that these expenses will continue to increase in future periods.

  Other Income (Expense)

      Other income (expenses) consists primarily of interest expense, net of interest earned. Following our initial public offering, we invested most of our assets in cash or cash equivalents, which are either debt instruments of the U.S. Government, its agencies, or high quality commercial paper. Interest income will decrease over time as cash is used to fund operations.

Historical Results of Operations

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Our results of operations for the year ended December 31, 1999 were characterized by increased expenses that more than offset revenue growth during the period. We reported a net loss of $29.3 million for the year ended December 31, 1999, compared to a net loss of $6.5 million for the year ended December 31, 1998. During the year ended December 31, 1999, we have been principally engaged in product development, which included hiring personnel for our content and technology departments. In addition, we launched a mass media-based branding and advertising campaign, hired marketing, sales and development personnel and a management team. We plan to establish our own sales force during 2000 and expand our recently acquired auction and credit sites. We anticipate that these recent developments will contribute to an increase in our revenues and expenses in future periods.

     Net Revenues

      Gross and net revenue were $671,000 and $556,000 respectively for the year ended December 31, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During 1999 revenue was derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. Approximately 69% of the gross revenue was generated from banner advertising and 31% was generated from sponsorship agreements. Banner advertising has been sold by an independent agent who received a commission, which varied from 30% to 50% of gross banner advertising depending on the volume of ad impressions during a month. Effective February 29, 2000, we have terminated our agreement with this independent sales agent. We are in the process of hiring our own internal sales force to sell banner advertising and generate sponsorship agreements. In addition, we plan to supplement our sales efforts through the use of an independent sales agent for run of network banner advertising and additional site-specific advertising sales. With the exception of Net2Phone and Autonation, representing 20.5% and 11.5% of gross revenue respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue. Sponsor revenues are recognized ratably over the term of the agreement. During the year-ended December 31, 1999, we recognized $119,000 of barter revenue which is included in the amounts noted above.

     Operating Expenses

      Product and Content Development Expenses. Our product and content development expenses increased to $2.3 million for the year ended December 31, 1999 from $415,000 for the year ended December 31, 1998. The period-to-period increase was principally attributable to:

•	an increase in personnel costs relating to the development of content and technological support to $1,185,000 for the year ended December 31, 1999 from $173,000 for the year ended December 31, 1998;

•	an increase in expenses for telecommunications links to $642,000 for the year ended December 31, 1999 from $187,000 for the year ended December 31, 1998; and

•	an increase in third-party content expenses to $334,000 for the year ended December 31, 1999 from $3,181 for the year ended December 31, 1998.

      Advertising and Marketing Expenses. Our marketing and sales expenses increased to $16.7 million for the year ended December 31, 1999 from $250,000 for the year ended December 31, 1998. This increase was principally attributable to:

•	an increase to $14.1 million in costs of our initial mass media-based branding and advertising campaign;

•	an increase in marketing and sales personnel costs to $332,000 for the year ended December 31, 1999 from $45,000 in the year ended December 31, 1998 and

•	amortization of advertising agreements amounting to $1.8 million for the year ended December 31, 1999.

      Stock-Based Compensation. We incurred stock-based compensation expense of $5.0 million for the year ended December 31, 1999 compared to $5.3 million for the year ended December 31, 1998. During the first and second quarters of 1999, we recognized $4.9 million for the issuance of options to employees and directors. During 1999 we issued a total of 950,000 options and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company’s former Chairman and Chief Executive Officer transferred 50,000 shares of Common Stock to the current Chairman and Chief Executive Officer. As a result of these transactions $2.5 million of compensation expense was recognized. In May 1998, 3,566,714 shares were transferred by existing stockholders to officers and directors, consultants and employees. Also in May 1998, 1,420,000 of shares of common stock were issued to a former officer of quepasa.com. In addition,

215,000 stock options were granted to employees in the fourth quarter of 1998. As a result of these issuances, approximately $5.3 million of stock based compensation was recognized during the year ended December 31, 1998.

      General and Administrative Expenses. Our general and administrative expenses increased to $6.6 million for the year ended December 31, 1999 from $535,000 million for the year ended December 31, 1998. This increase was principally attributable to an increase in administrative personnel costs to $3.4 million for the year ended December 31, 1999 from $260,000 the year ended December 31, 1998.

     Other Income (Expense)

      Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $777,000 for the year ended December 31, 1999 compared to $(48,000) for the year ended December 31, 1998. This change resulted primarily from interest income earned and unrealized gains on the proceeds of the June 1999 initial public offering. In October 1999 we paid off the note payable-stockholder and as a result we expect that for the foreseeable future our interest income will exceed our interest expense.

Year Ended December 31, 1998 Compared to Partial Year 1997 (From Inception June 25, 1997 Through December 31, 1997)

      The operations for the period June 25, 1997 through approximately May 1998 were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. In 1998 we hired several management and other employees, raised working capital for development and operation and launched the quepasa.com Web site. We had no revenue during the partial year 1997 or during 1998. As a result, our results of operations for 1998 were characterized by increasing expenses. We reported a net loss of $6.5 million for 1998, compared to a net loss of $3,000 for 1997. Our results of operations for 1997 reflect a partial year consisting of approximately six months.

     Net Revenues

      We had no revenue during the partial year ended 1997 or during year ended 1998.

     Operating Expenses

      Product and Content Development Expenses. Our product and content development expenses increased to $415,000 for the year ended 1998 from zero for partial year ended 1997. The 1998 expense consists of:

•	personnel costs of $173,000; and

•	expenses for telecommunications links for our Web site of $187,000.

      Advertising and Marketing Expenses. Our advertising and marketing expenses increased to $250,000 for 1998 from zero for partial year 1997. The 1998 expense primarily consists of advertising expenses.

      Stock-Based Compensation. Our stock-based compensation expenses increased to $5.3 million for 1998 from zero for partial year 1997. In May 1998, 3,566,714 shares were transferred by existing stockholders to officers and directors, consultants and employees. Also in May 1998, 1,420,000 of shares of common stock were issued to a former officer of quepasa.com. In addition, 215,000 stock options were granted to employees in the fourth quarter of 1998. As a result of these issuances, approximately $5.3 million of stock based compensation was recognized during the year ended December 31, 1998.

      General and Administrative Expenses. Our general and administrative expenses increased to $535,000 for the year ended 1998 from $4,000 for partial year 1997. The increase was principally attributable to:

•	an increase in personnel costs in corporate and administrative functions to $260,000 in 1998 from $4,000 in 1997; and

•	increases to $75,000 from zero in professional fees, to $27,000 from zero in rent and utilities and to $173,000 from zero in other office and related expenses.

     Other Income (Expense)

      Other income (expense), which primarily consists of interest income offset by interest expense was $(48,000) in 1998 compared to $1,000 for the partial year 1997. The 1998 net expense was primarily related to interest expense incurred on convertible notes payable.

Liquidity and Capital Resources

      We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated net losses and negative cash flows from our inception and anticipate that we will experience substantial and increasing net losses and negative cash flows for at least the next several years. As we implement our strategy and seek to take advantage of our market opportunity, we anticipate that our liquidity and capital resource requirements will increase significantly.

      From our inception to date, we have relied principally upon equity investments to support the development of our business. We expect to continue to rely mainly on further equity offerings to provide financing.

      At December 31, 1999, we had $7.0 million in cash and cash equivalents and $22.2 million in short-term investments. On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999 we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. Prior to the initial public offering, we primarily financed our operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder (repaid from proceeds of the initial public offering) and approximately $2.7 million advanced from quepasa.com’s co-founder and former Chief Executive Officer (which has been repaid).

      Net cash used in operating activities was $19.9 million for the year ended December 31, 1999 and $3.0 million for the year ended December 31, 1998. Net cash used by operations in 1999 consisted of the net loss of $29.3 million and an increase in prepaid expenses of $4.2 million offset by a non-cash expense for stock based compensation of $5.0 million, a decrease in deposits receivable of $1.5 million, an increase in accounts payable of $2.7 million and an increase in accrued liabilities of $3.0 million. Net cash used in operations for 1998 primarily resulted from a $6.5 million loss and an increase in deposits receivable of $1.5 million offset by a $5.3 million non-cash expense for stock based compensation.

      Net cash used in investing activities was $24.1 million for the year ended December 31, 1999 and $361,000 for the year ended December 31, 1998. The increase is attributed to $22.1 million in net purchases of trading securities and $2 million of fixed asset purchases.

      Net cash provided by financing activities was $48.7 million for the year ended December 31, 1999 and $5.6 million for the year ended December 31, 1998. The increase is primarily attributed to net proceeds received from our initial public offering of $48.7 million, including the exercise of the underwriter’s overallotment.

      Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $972,000. We are obligated to pay $2.0 million in 2000 under an agreement with Estefan Enterprises, Inc. In addition, if the closing price of our common stock on September 1, 2000 is less than $12.75 per share Estefan Enterprises will have the option to return 156,863 shares of our common stock (issued to Estefan Enterprises in September, 1999) to us in exchange for $2.0 million cash. We are required to pay $437,500 pursuant to the terms of our search technology licensing agreement with Inktomi through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $1.5 million in 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, GTE, Zacks, Associated Press, STATS, Inc., EFE News Services and Exodus. We are required to pay an additional $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, under a one-year agreement with NetZero, Inc. (NetZero), they will provide free internet access along with our content to the U.S. Hispanic market and we are obligated to pay a fee for their subscribers who accessed our Web site. This fee ranges from $.10 to $.15 per user session (user session fees), however, we are required to make an advance payment to Net Zero of $1 million and maintain this advance payment deposit amount at least equal to 125% of the prior month amount due for the user session fees. We are also committed to spend at least $1 million for the production and distribution of CD’s containing the customized NetZero service. In the event we have paid an aggregated of $6 million for user session fees we are obligated to spend an additional $1 million for CD’s. We are required to pay $24,100 monthly under an agreement with the Miami Herald through June 2000. We are also obligated under an agreement with a company owned by a former Director to provide advertising and marketing advisory services through February 2000. The total remaining commitment under this agreement is $290,000 in 2000. We will recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

      We expect to continue to incur costs, particularly sales, marketing and advertising costs, product content and development costs, general and administrative costs and technology and equipment purchase costs during 2000 in order to expand our business. We expect to expend the largest portion of our existing capital on sales, marketing and advertising expenses and product content and development costs and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2001. We believe it will be necessary for us to raise additional capital in the next twelve months. In the event we are not able to raise capital our ability to continue operations will be severely impacted and could include a significant reduction in our advertising spending, a reduction in our personnel and other spending cuts which could have an adverse effect on the Company. There can be no assurance that we will be successful in raising the necessary funds or that these funds will be on terms which are beneficial to us.

System Issues

      We depend on the delivery of information over the Internet, a medium that depends on information contained primarily in electronic format, in databases and computer systems maintained by third parties and us. A disruption of third-party systems or our systems interacting with these third party systems could prevent us from delivering search results or other services in a timely manner, which could materially adversely affect our business and results of operations.

      We do not anticipate that this migration process, which is expected to be completed in the first half of 2000, will affect the continuous operations of our network. However, any break in the continuous operations of our network could have a material adverse effect on our operating expenses, our brand and our business. We estimate that we will spend $500,000 on this migration in 2000.

Risk Factors

      You should carefully consider the risks described below.

  Our Operating History is Extremely Limited

      We were incorporated in June 1997 and have generated no significant revenue to date. Accordingly, we have no operating history upon which an investor can evaluate us, and our prospects are subject to the risks and uncertainties encountered by companies that are in the early stages of operation and particularly companies which operate in the new and rapidly evolving Internet market.

      These risks include, among others, our ability to:

•	expand the contents and services on our Web site;

•	maintain and increase levels of traffic on our Web site;

•	increase awareness of our quepasa.com.com brand;

•	attract advertisers and sponsors to our Web site;

•	generate significant revenues from e-commerce;

•	respond effectively to competitive pressure;

•	maintain our current, and develop new, strategic relationships;

•	recruit and retain personnel, including sales, content and technology personnel;

•	anticipate and adapt to developing markets;

•	upgrade and develop our systems and infrastructure;

•	respond to any failure of our network and to handle efficiently our Web traffic; and

•	manage our rapidly expanding operations.

      If we are unsuccessful in addressing these and other risks, our business, financial condition and results of operations will be materially and adversely affected.

  We Expect Future Losses and Will Need More Capital

      We have never been profitable. As of December 31, 1999, we had an accumulated deficit of approximately $35.8 million. Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to increase our selling expenses to develop our own internal sales force. We also expect our expenses to increase from the distribution agreement with NetZero, Inc. and from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.

  We Are Subject to Risks Associated With Acquisitions

      In the first quarter of 2000, we acquired the stock of three companies. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses. Acquisitions often involve a number of special risks, including the following:

•	we may experience difficulty integrating acquired operations and personnel;

•	we may be unable to retain acquired subscribers;

•	the acquisition may disrupt our ongoing business;

•	we may not be able to successfully incorporate acquired technology and rights into our offerings and maintain uniform standards, controls, procedures, and policies;

•	the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

•	we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

•	our resources may be diverted in asserting and defending our legal rights.

      We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

•	causing us to incur additional debt;

•	forcing us to amortize expenses related to goodwill and other intangible assets;

•	diluting our stockholders’ ownership interest.

We Will Be Unable to Generate Sufficient Revenue if Our Target Audience Does Not Accept Our Products and Services

      We have been promoting our site for less than one year and we cannot give assurances that the Spanish-speaking population will accept our products and services or that we will attract repeat users to our Web site. Because the market for our products and services is new and evolving, it is difficult to predict the future growth rate, if any, and the size of the market we have targeted. If the market develops more slowly than we expect or becomes saturated with competitors, or if our products and services are not accepted by the market, we will be unable to generate enough revenue to offset our expenses and to earn profits.

  Our Inability to Develop the quepasa.com Brand Will Significantly Reduce Our Revenue

      We believe that maintaining the quepasa.com brand is of critical importance to our efforts to attract and expand our user base and our advertising, sponsorships and e-commerce revenues. We also believe that brand recognition will become more important due to the increasing number of Internet sites. Promotion and enhancement of the quepasa.com brand will depend largely on our success in providing high quality products and services and Web site content that is of interest to the worldwide Spanish-speaking population. We cannot assure that success. Even if our desired results are achieved, it is likely that we will expend significant additional amounts in further developing and maintaining brand loyalty. Failure to develop brand loyalty among our users could result in our being unable to generate enough revenue to offset our expenses and to earn profits.

We Will be Adversely Affected if the Internet Does Not Become Widely Accepted as a Medium for Advertising and E-commerce

      We will need revenue from the sale of advertisements and sponsorships on our Web pages and from e-commerce transactions to offset expenses. At the present time, Web advertisers generally enter into only short-term advertising contracts. Because Web site advertising is a new phenomenon, few advertisers have significant experience with the Web as an advertising medium. Consequently, many advertisers have not devoted a substantial portion of their advertising expenditures to Web-based advertising, and may not find Web-based advertising to be effective for promoting their products and services as compared to traditional print and broadcast media.

      No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and we can give no assurance that such standards will be developed or adopted sufficiently to sustain Web-based advertising as a significant advertising medium. We cannot give assurances that banner advertising, the predominant revenue producing mode of advertising currently used on the Web, will be accepted as an effective advertising medium or that we can effectively transition to any other forms of Web-based advertising, should they develop. Software programs are available that limit or remove advertisements from an Internet user’s desktop. This software, if generally adopted by users, may materially and adversely affect Web-based advertising.

Our Web Site Operations Could Be Impaired if We Lose the Services of Third Party Technology and Content Providers

      Our business depends upon third parties, including providers of technology, infrastructure, content and features.

      We supplement our Web site directory listings with Web search results provided by Inktomi under a non-exclusive agreement. We depend upon Inktomi for ongoing maintenance and technical support to ensure accurate and rapid presentation of search results to users of our Web site. Termination of our relationship with Inktomi or Inktomi’s failure to renew our agreement upon expiration could result in substantial additional costs to us in developing or replacing technology. We also rely on GTE for our Internet and Critical Path for our e-mail connections. Any interruption in the Internet access provided by GTE or any other provider of access could disrupt our Web site operations and impair relations with our users.

      We license content, including technology and related databases, from third parties for portions of our quepasa.com Web site, including news from Associated Press, Reuters, Hispanic Business and EFE News Services, weather from WeatherLabs, stock quotes and other stock information from Zacks Investment Research and sports scores and statistics from STATS, Inc. Any errors, delays or failures experienced in connection with these third party technologies and services could have a negative effect on our relationship with users of our Web site, could materially and adversely affect our brand and our business and could subject us to liability to third parties for business negligence such as defamation or libel.

  System Failure Could Disrupt Our Web Site Operations

      The continued and uninterrupted performance of our hardware and software is critical to our reputation and our success in attracting traffic to our Web site. Users of our site and our services, such as our e-mail services, may become dissatisfied by system failures that may limit our Web site services. Sustained or repeated system failures could significantly reduce the traffic on our Web site and may impair our reputation and brand name. Our operations depend on our ability to protect our computer systems from damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events.

      The number of pages of information transmitted over our network, commonly referred to as “page views,” has continued to increase over time. We are actively trying to increase our level of page views. As a result, our network must accommodate a high volume of traffic, often at unexpected times. We have experienced periodic capacity constraints in terms of our ability to serve our increasing user volumes. In addition, we have had reliability problems with two of our internally developed applications, chat and e-mail, and as a result we are currently outsourcing these two applications. We are in the process of improving our network infrastructure to ensure that we will be able to handle future increases in traffic. We are migrating our platform and our applications to a Unix platform using Sun Microsystems servers. We do not anticipate that this migration process, which is expected to be completed in the first half of 2000, will affect the continuous operations of our network. However, any break in the continuous operations of our network could have a material adverse effect on our operating expenses, our brand and our business.

      We may, from time to time, experience interruptions due to several factors including hardware failures, unsolicited bulk e-mail and operating system failures. Because our revenues depend on the number of users of our network, we will be adversely affected if we experience frequent or long system delays or interruptions. If delays or interruptions continue to occur our users could perceive our network as being unreliable, traffic on our Web site could deteriorate and our brand could be adversely affected. Any failure on our part to minimize or prevent capacity constraints or system interruptions could have an adverse effect on our brand and our business.

      We may not carry enough business interruption insurance to compensate for losses that may occur as a result of any of these adverse events. We also depend upon Internet browsers and Internet service providers that provide users with access to the Internet and our Web site. Users may experience difficulties due to system failures unrelated to our systems. Any disruption in Internet access by Internet service providers and other third party access providers, or any failure of such providers to handle higher volumes of user traffic, could disrupt our Web site operations and impair relations with our users.

  Our Management is Inexperienced and May Not Be Able to Manage Our Growth

      Several executive officers and members of our board of directors joined us in 1999, our management team has worked together for less than a year and none of our executive officers has extensive experience managing a rapidly growing business enterprise. Any growth we experience will place a significant strain on our management and financial resources. Any inability of our management to manage growth effectively could increase our operating expenses, impair our marketing efforts and limit the development of our Web site.

  Growth of Our Web Site May Be Limited by Governmental Regulations

      Government regulation has not materially restricted use of the Internet in our markets to date. However, the legal and regulatory environment pertaining to the Internet remains relatively undeveloped and may change. New laws and regulations could be adopted, and existing laws and regulations could be applied to the Internet and, in particular, to e-commerce. New laws and regulations may be adopted with respect to the Internet covering, among other things, sales and other taxes, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, cross-border commerce, libel and defamation, intellectual property matters and other claims based on the nature and content of Internet materials. Any laws or regulations adopted in the future affecting the Internet could subject us to substantial liability. Such laws or regulations could also adversely affect the growth of the Internet generally, and decrease the acceptance of the Internet as a communications and commercial medium. In addition, the growing use of the Internet has burdened the existing telecommunications infrastructure. Areas with high Internet use relative to the existing telecommunications structure have experienced interruptions in phone service leading local telephone carriers to petition regulators to govern Internet service providers and impose access fees on them. Such regulations, if adopted in the United States or other places, could increase significantly the costs of communicating over the

Internet, which could in turn decrease the demand for our products and services. The adoption of various proposals to impose additional taxes on the sale of goods and services through the Internet could also reduce the demand for Web-based commerce.

  We May Face Liability for Information Content and Commerce-Related Activities

      Because materials may be downloaded by the services that we operate or facilitate and the materials may subsequently be distributed to others, we could face claims for errors, defamation, negligence, or copyright or trademark infringement based on the nature and content of such materials. We could also be exposed to liability because of the listings that we select and make available through our Web site, or through content and materials posted by users in chat room and message board services that we provide. We could face personal injury or other product liability claims arising from the use of products sold through our Web site. We offer e-mail services, which expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

      Although we carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition. In addition, the increased attention focused on liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

Concerns About Security of E-Commerce Transactions and Confidentiality of Information on the Internet May Reduce the Use of Our Web Site and Impede Our Growth

      A significant barrier to e-commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

  Competition For Internet Users May Limit Traffic On, and the Value of Our Web Site

      The market for Internet products and services and the market for Internet advertising and electronic commerce arrangements are extremely competitive, and we expect that competition will continue to intensify. There are many companies that provide Web sites and online destinations targeted to Spanish-language Internet users. Competition for visitors, advertisers and e-commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of services and features provided and the quality of support. Our primary competitors are other companies providing portal or other online services, especially to Spanish-language Internet users such as StarMedia, Terra Network, El Sitio, Yahoo! Español, America Online Latin America, Yupi, Prodigy and Microsoft networks in Latin America, Mexico and Spain. Most of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. Our competitors may offer Internet products and services that are superior to ours or that achieve greater market acceptance. There can be no assurance that competition will not limit traffic on, and the value of, our Web site.

  Technological Changes Could Impair Our Ability to Compete and Subject Us to Significant Expenditures

      The market for Internet products and services is characterized by rapid technological developments, frequent new product and service introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet content, particularly in response to competitive offerings. There can be no assurance that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Web site and services and could fundamentally affect the character, viability and frequency of Web-based advertising, either of which could have a material adverse effect on our business. In addition, new Internet services or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence.

  Our Stock Price is Highly Volatile

      In the past, our common stock has traded at volatile prices. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. If the market value of our common stock decreased substantially, we could be delisted from the Nasdaq National Market. Consequently, you could find it difficult or impossible to sell your stock or to determine the value of your stock.

      In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of Internet-sector companies and which may be unrelated to the operating performance of such companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a material decline in the price of your stock.

  We Have No Intention to Pay Dividends

      We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

Future Sales of our Common Stock or Shares Issuable upon Exercise of Stock Options Could Adversely Affect our Stock Price and Our Ability to Raise Funds in New Stock Offerings

      As of the date of this filing, we have 17,401,734 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. Currently, there are outstanding stock options or common stock purchase warrants to acquire 5,770,381 shares of common stock at exercise prices ranging from $1 to $19.80 per share, including 2,081,818 common stock purchase warrants subject to demand and piggy-back registration rights.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      We do not have any derivative financial instruments as of December 31, 1999. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. We currently have no long-term debt. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.

Item 8.  Financial Statements

quepasa.com, inc.

Index to Financial Statements and Supplementary Data

Page

FINANCIAL STATEMENTS

Report of Independent Auditors — KPMG LLP	28

Report of Independent Auditors — EKS&H	29

Balance Sheets as of December 31, 1999 and 1998	30

Statements of Operations for the Years Ended December 31, 1999 and 1998 and For The Period From Inception (June 25, 1997) through December 31, 1997	31

Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 1999 and 1998 and For The Period From Inception (June 25, 1997) through December 31, 1997	32

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 and For The Period From Inception (June 25, 1997) through December 31, 1997	33

Notes to Financial Statements	35

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

quepasa.com, inc.:

      We have audited the accompanying balance sheet of quepasa.com, inc. (the Company) as of December 31, 1999 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the financial position of quepasa.com, inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Phoenix, Arizona

March 24, 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

quepasa.com, inc.
Phoenix, Arizona

      We have audited the accompanying balance sheet of quepasa.com, inc. as of December 31, 1998 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 1998 and from Inception (June 25, 1997) to December 31, 1997. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements as free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of quepasa.com, inc. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and from Inception (June 25, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Ehrhardt Keefe Steiner & Hottman PC

February 17, 1999

Denver, Colorado

QUEPASA.COM, INC.

BALANCE SHEETS

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$6,961,592	$2,199,172

Trading securities	22,237,656	—

Accounts receivable (net of allowance for doubtful accounts of $4,813 and $0, respectively)	297,170	—

Deposits receivable	—	1,533,632

Stock subscription receivable	—	125,000

Forgivable loans	368,042	396,540

Prepaid expenses	5,761,494	—

Total current assets	35,625,954	4,254,344

Property and equipment, net	2,051,103	354,620

Other assets	153,743	2,500

Total assets	$37,830,800	$4,611,464

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities

Accounts payable	$2,775,347	$71,222

Accrued commissions	—	215,233

Stock subscription	—	337,500

Deferred license fees	—	64,165

Accrued liabilities	3,023,984	2,922

Deferred revenue	85,417	—

Total current liabilities	5,884,748	691,042

Redeemable common stock	2,000,000	—

Stockholders’ equity: Preferred stock, authorized 5,000,000 shares, no par value, — none issued or outstanding	—	—

Common stock, authorized 50,000,000 shares, $0.001 par value; issued and outstanding 14,536,058 shares and 9,075,833 shares, respectively	14,536	9,076

Additional paid-in capital	70,709,010	10,427,477

Deferred advertising services	(5,000,000)	—

Accumulated deficit	(35,777,494)	(6,516,131)

Total stockholders’ equity	29,946,052	3,920,422

Commitments, contingencies and subsequent events (notes 5, 7, 8, 9 and 13)	—	—

Total liabilities and stockholders’ equity (deficit)	$37,830,800	$4,611,464

See accompanying notes to financial statements.

QUEPASA.COM, INC.

STATEMENTS OF OPERATIONS

			Inception
			(June 25, 1997)
	Years Ended December 31,		through
			December 31,
	1999	1998	1997

Gross revenue	$670,639	$—	$—

Less commissions	(114,395)	—	—

Net revenue	556,244	—	—

Operating expenses:

Product and content development expenses	2,319,391	414,873	—

Advertising and marketing expenses	16,735,517	250,419	—

Stock based compensation expenses	4,951,177	5,265,364	—

General and administrative expenses	6,588,196	534,632	3,703

Total operating expenses	30,594,281	6,465,288	3,703

Loss from operations	(30,038,037)	(6,465,288)	(3,703)
Other income (expense)

Interest expense	(238,858)	(48,994)	—

Interest income and other	855,408	1,054	800

Unrealized gain on trading securities	160,124	—	—

Net other income (expenses)	776,674	(47,940)	800

Net loss	$(29,261,363)	$(6,513,228)	$(2,903)

Net loss per share, basic and diluted	$(2.44)	$(.72)	$—

Weighted average number of shares outstanding, basic and diluted	11,974,738	9,075,833	9,075,833

See accompanying notes to financial statements.

QUEPASA.COM, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period From Inception (June 25, 1997) through
December 31, 1997 and the Years Ended December 31, 1998 and 1999

	Common Stock		Additional	Deferred
			Paid-in	Advertising	Accumulated
	Shares	Amount	Capital	Services	Deficit	Total

Issuance of common stock for cash from initial capitalization	5,680,000	$5,680	$(5,660)	—	$—	$20

Net loss for the period	—	—	—	—	(2,903)	(2,903)

Balances, December 31, 1997	5,680,000	5,680	(5,660)	—	(2,903)	(2,883)

Issuance of common stock and stock based compensation	1,420,000	1,420	4,985,294	—	—	4,986,714

Issuance of common stock in conversion of note payable ($1.56 per share)	666,666	667	1,039,113	—	—	1,039,780

Issuance of common stock in conversion of note payable ($1.00 per share)	50,000	50	49,950	—	—	50,000

Issuance of common stock for cash at $3.75 per share, net of $641,000 of offering costs	1,259,167	1,259	4,080,030	—	—	4,081,289

Issuance of compensatory stock options to employees	—	—	278,750	—	—	278,750

Net loss for the year	—	—	—	—	(6,513,228)	(6,513,228)

Balances, December 31, 1998	9,075,833	9,076	10,427,477		(6,516,131)	3,920,422

Issuance of compensatory stock options to employees, officers and directors	—	—	4,401,195	—	—	4,401,195

Issuance of stock to officers and directors	50,000	50	549,950	—	—	550,000

Issuance of common stock for advertising services	650,000	650	5,633,725	(5,000,000)	—	634,375

Issuance of common stock for consulting services	50,000	50	549,950	—	—	550,000

Proceeds from initial public offering, net of $5,632,000 of offering costs	4,000,000	4,000	42,364,300	—	—	42,368,300

Proceeds from underwriter overallotment, net of $913,000 of offering costs	600,000	600	6,286,273	—	—	6,286,873

Proceeds from exercise of common stock options	110,225	110	496,140	—	—	496,250

Net loss for the year	—	—	—	—	(29,261,363)	(29,261,363)

Balances, December 31, 1999	14,536,058	$14,536	$70,709,010	$(5,000,000)	$(35,777,494)	$29,946,052

See accompanying notes to financial statements.

QUEPASA.COM, INC.

STATEMENTS OF CASH FLOWS

			Inception
			(June 25, 1997)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	1999	1998	1997

Cash flows from operating activities:

Net loss	$(29,261,363)	$(6,513,228)	$(2,903)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	341,887	6,532	—

Stock based compensation	4,951,227	5,265,364	—

Consulting services received in exchange for stock	550,000	—	—

Amortization of deferred advertising	634,375	—	—

Amortization of prepaid advertising	400,000	—	—

Accrued interest on convertible notes payable	—	39,780	—

Unrealized gain on trading securities	(160,124)	—	—

Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	(297,170)	—	—

Deposits receivable	1,533,632	(1,533,632)	—

Prepaid expenses	(4,161,526)	—	—

Other assets	(175,790)	(2,500)	—

Accounts payable	2,704,125	65,757	5,465

Accrued liabilities	3,021,062	2,922	—

Deferred revenue	21,252	64,165	—

Net cash (used in) provided by operating activities	(19,898,413)	(2,604,840)	2,562

Cash flows from investing activities:

Purchase of trading securities, net	(22,077,532)	—	—

Forgivable loans	28,498	(396,540)	—

Purchase of fixed assets	(2,013,823)	(361,152)	—

Net cash used in investing activities	(24,062,857)	(757,692)	—

Cash flows from financing activities:

Stock subscription receivable	125,000	(125,000)	—

Net proceeds from private placements	—	4,081,289	—

Proceeds from convertible note payable	—	1,100,000	—

Accrued commissions	(215,233)	215,233	—

Stock subscription	(337,500)	337,500	—

Proceeds from initial public offering and overallotment, net of offering costs	48,655,173	—	—

Proceeds from exercise of common stock options	496,250	—	—

Proceeds from issuance of common stock	—	100	20

Payments on notes payable	—	(50,000)	—

Net cash provided by financing activities	48,723,690	5,559,122	20

Net increase in cash and cash equivalents	4,762,420	2,196,590	2,582

Cash and cash equivalents, beginning of period	2,199,172	2,582	—

Cash and cash equivalents, end of period	$6,961,592	$2,199,172	$2,582

Interest paid	$238,858	48,994	—

Supplemental disclosure of non-cash financing and investing activities:

	1999	1998	1997

Stock issued in exchange for advertising credits	$7,634,000	—	—

Convertible notes converted into common stock	—	$1,090,000	—

Barter transactions	$119,000	—	—

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(1)  The Company

      Quepasa.com, inc. (the Company), a Nevada Corporation, was incorporated in June 1997. The Company is a Hispanic Internet portal and community. quepasa.com offers a number of services such as a search engine, Spanish-language news feeds, free Web pages, worldwide weather information, chat, games, maps, message boards and free e-mail. The Company’s portal draws viewers to their Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company is targeted to provide users with information and interactive content centered around the Spanish language.

      The Company has not had any significant revenue since inception and there is no assurance that the Company will generate significant revenue or earn profits in the future.

      During 1998, the Company changed its name from Internet Century, Inc. to quepasa.com, inc.

(2)  Summary of Significant Accounting Policies

  Uses of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

      Certain reclassifications have been made to prior year financial statement amounts to conform to current year presentation.

  Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and investments. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government.

  Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and highly liquid debt instruments with original maturities of three months or less.

  Trading Securities

      Trading securities at December 31, 1999 consist of corporate debt securities. The Company classifies its trading securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

      Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All trading securities held at December 31, 1999 are categorized as trading.

  Revenue Recognition

      The Company’s revenues are derived principally from the sales of banner advertisements and sponsorships. The Company sells banner advertising primarily on a cost-per-thousand impressions, or “CPM” basis, under which advertisers and advertising agencies receive a guaranteed number of “impressions,” or number of times that an advertisement appears in pages viewed by users of the Company’s Web site, for a fixed fee. The Company’s contracts with advertisers and advertising agencies for these types of contracts cover periods ranging from one to twelve months. Advertising revenues are recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company’s Web site are recorded as deferred revenue.

      The Company also derives revenues from the sale of sponsorships for certain areas or an exclusivity for certain areas within our Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company’s Web site are recorded as deferred revenue.

      The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided or received; whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms’ length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company’s Web site. Expense from reciprocal services arrangements is recognized when the Company’s advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) through December 31, 1997, revenues and related expenses attributable to reciprocal services totaled approximately $119,000, $0 and $0, respectively.

  Deposits Receivable

      Deposits receivable at December 31, 1998 represents refunds due from a media company for advances paid by the Company under an advertising agreement, which was canceled prior to advertising services being rendered. The amount was received subsequent to December 31, 1998.

  Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the related improvements. Expenditures for repairs and maintenance are charged to operations as incurred and improvements which extend the useful lives of the assets are capitalized.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Product and Content Development

      Costs incurred in the classification and organization of listings within the Company’s Web site and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs incurred during the application development stage are capitalized. Based upon the Company’s product development process, and the constant modification of the Company’s Web site, costs incurred by the Company during the application development stage have been insignificant.

  Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value of the assets.

  Fair Value of Financial Instruments

      The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable deposits receivable, stock subscription receivable, forgivable loans, accounts payable, accrued commissions, stock subscription, and accrued liabilities approximates fair market value because of the short term nature of the instruments. The fair market value of the Company’s debt instruments are based on the amount of future cash flows associated with a cash instrument using the Company’s borrowing rate.

  Stock-based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

      The Company uses one of the most widely used option pricing models, the Black-Scholes model (Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company’s stock options have

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

  Net Loss Per Share

      Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options and warrants are excluded because they are anti-dilutive.

  Advertising Costs

      Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, “Reporting on Advertising Costs”. Advertising costs for the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) through December 31, 1997 totaled $15,884,000, $132,000 and $0, respectively. The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

  Segment Reporting

      The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company’s initial focus is on the U.S. Hispanic market, with substantially all of the Company’s assets in and revenues originating from the United States. With the exception of Net2Phone and Autonation, representing 20.5% and 11.5% of gross revenue respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

(3)  Trading Securities

      A summary of cost and estimated fair values of trading securities as of December 31, 1999 follows:

		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate debt securities	$22,077,532	$160,124	$0	$22,237,656

      There were no trading securities as of December 31, 1998. Proceeds from the sale of trading securities were $105,895,000 in 1999. There were no realized gains or losses during 1999.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(4)  Balance Sheet Components (in thousands)

	December 31,

	1999	1998

Prepaid Expenses:

Prepaid advertising	$5,116	$—

Prepaid consulting	4	—

Prepaid insurance	390	—

Prepaid maintenance	90	—

Prepaid content	58	—

Other prepaid expenses	103	—

	$5,761	$—

Property and Equipment:

Computer equipment and software	$1,874	$345

Furniture, fixtures, equipment and other	367	16

Leasehold improvements	147	—

	2,388	361

Less accumulated depreciation and amortization	(337)	(6)

Property and equipment	$2,051	$355

Accrued Liabilities:

Payroll taxes withheld	$2	$2

Insurance payments withheld	—	1

Payments due per spokesperson agreement	2,000	—

Advertising	762	—

Accrued vacation	77	—

Prizes payable	15	—

Accrued expenses	168	—

	$3,024	$3

(5)  Leases

  Operating Leases

      The Company entered into a three and one-half year lease agreement for its corporate offices commencing June 1, 1999. The monthly lease payments range from $24,341 to $26,000. The lease expires November 30, 2002; however, if the landlord is unable to meet the expansion requirements of the Company, the Company may terminate the lease with three months notice any time after the twenty-four month term. In addition, in connection with its previous headquarters location, the Company has a 3-year lease agreement for offices in Las Vegas, NV. The lease payments range from $1,732 to $1,771 per month and the lease expires on August 14, 2001.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments under non-cancelable operating and equipment leases are as follows:

Years Ending December 31,

2000	$343,000

2001	340,000

2002	289,000

$972,000

      Facilities and equipment lease expense for the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) to December 31, 1997 was $311,000, $45,000 and $0, respectively.

(6)  Income Taxes

      No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1999. Sources of deferred tax liabilities and their tax effects follows:

	December 31,

	1999	1998

Net operating loss carryforwards	$10,535,000	$6,910,000

Nondeductible expenses	(79,000)	(5,265,000)

Other	255,000	—

Gross deferred tax assets	10,711,000	1,645,000

Valuation allowance	(10,711,000)	(1,645,000)

	$—	$—

      The allowance for deferred tax assets as of December 31, 1999 and 1998 was $10,711,000 and 1,645,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $9,066,000. The Company believes sufficient uncertainty exists regarding the realization of the tax assets such that a full valuation allowance is appropriate.

      At December 31, 1999, the Company had approximately $8,528,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. These carryforwards expire in 2018 and 2019. The Company has approximately $2,007,000 of state net operating loss carryforwards for tax reporting purposes which expire in 2004.

(7)  Commitments

  Employment Agreements

      The Company has entered into employment agreements with many of its employees and all of its executive officers. The agreements provide for base salary, forgivable loans and bonus provisions. The forgivable loans are recognized ratably as expense over the loan period, or upon termination of the employee if the loan is forgiven at that time.

  Advertising Contracts

      In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share (see note 9). In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$1.0 million for each of the next five years. This agreement also provides that we will collaborate regarding online content development, co-branded marketing promotions and other complementary aspects of our businesses.

      In April 1999, the Company issued 50,000 shares of its Common Stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000 (see note 9). In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement has been amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 for the remaining term of the agreement.

      In March 1999, the Company entered into a sponsorship agreement with the Arizona Diamondbacks. A director of the Company serves as the Arizona Diamondbacks’ Chief Executive Officer and General Manager. Under this agreement, the Company will receive English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for the 2000 season for a sponsorship fee of $1.5 million which is payable during 2000. The $1.5 million sponsorship fee will be recognized as expense ratably over the 2000 baseball season.

      The Company is obligated to pay $2.0 million in 2000 under an agreement with Estefan Enterprises, Inc. (Estefan). In addition, if the closing price of the Company’s common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return 156,863 shares of the Company’s common stock (issued to Estefan in September, 1999) to the Company in exchange for $2.0 million cash (see note 9).

  Internet Access Agreement

      On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. (NetZero), where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session (user session fees). We are also committed to spend at least $1 million for the production and distribution of CD’s containing the customized NetZero service. In the event we have paid an aggregate of $6 million for user session fees we are obligated to spend an additional $1 million for CD’s.

  Content

      The Company has various agreements with companies, which provide content for the Company’s Web site. The agreements are for one to two years and require payments totaling an estimated $1.5 million in 2000.

      Included in the required payments for content in 2000 are payments which are to be made to Inktomi. On July 21, 1998, the Company entered an Information Services Agreement (the “Agreement”) with Inktomi Corporation (“Inktomi”) whereby Inktomi is to provide certain services, including but not limited to, search services enabling the Company to access Inktomi database of Internet Web sites. The agreement requires quarterly payments ranging from $60,000 to $75,000 and expires in August 2001. While the agreement provides for certain additional payments based upon actual use of Inktomi’s services, the Company believes additional payments, if any, will not be material. The license will be expensed on a straight-line basis over the term of the agreement of three years.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of minimum payments under the Inktomi licensing agreement are as follows as of December 31, 1999:

Years Ending December 31,

2000	$250,000

2001	187,500

$437,500

      The license fee expense was $227,000, $104,000 and $0 for the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) to December 31, 1997, respectively.

(8)  Contingencies

  Legal Proceedings

      The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not in the aggregate have a material adverse effect on the Company’s business or financial condition.

(9)  Stockholders’ Equity

  Initial Capitalization

      Upon incorporation on June 25, 1997, the Company issued 5,680,000 shares of common stock for $20.00 to the co-founders of the Company.

  Convertible Note Payable

      In May 1998, the Company issued $100,000 of convertible debt. The convertible debt accrued interest at 12% per annum and was scheduled to mature on the earlier of May 31, 2000 or the closing date of the Company’s initial public offering. The Company had the right to convert unpaid note principal plus any accrued interest into 100,000 shares of common stock at any time during the term of the Note. In November 1998, the Company converted $50,000 of the Note into 50,000 shares of the Company’s common stock and repaid the balance of $50,000.

      In July 1998, the Company issued $1,000,000 of convertible debt. The convertible debt accrued interest at 12% per annum and was payable on the earlier of May 31, 2000 or at the closing date of the Company’s initial public offering, if any. The Company had the right to convert unpaid principal plus any accrued interest into 666,666 shares of common stock at any time during the term of the notes. The Company believes this conversion feature was based on the fair market value of the common stock on the date of issuance. In November 1998, the notes and accrued interest of $39,780 were converted into 666,666 shares of the Company’s common stock.

  Stock Split

      In October 1998, the Company’s board of directors authorized a 284 for one stock split. The financial statements have been presented as if the split had occurred at inception.

  Private Placement

      During November and December of 1998, the Company issued 1,259,167 shares of common stock in a private placement for cash at $3.75 per share. The Company received proceeds of $4,081,289 net of related

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

costs of $640,587. In January 1999, $125,000 of the proceeds were received and were reflected as stock subscription receivable. Of the related costs, $215,233 were unpaid as of December 31, 1998.

      During December 1998, the Company received excess proceeds of $337,500 with respect to these private placements. These amounts were refunded upon the investor’s request in January 1999.

  Common Stock Issued in Exchange for Advertising

      In April 1999, the Company issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share to Telemundo in exchange for television advertising and other advertising services valued at $5.0 million. The $5 million advertising credit as of December 31, 1999, is presented as Deferred Advertising Services in the equity section of the balance sheet. Also in April of 1999, the Company issued 50,000 shares of common stock to LKS/Garcia in exchange for advertising services valued at $634,000.

  Initial Public Offering

      On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $42,400,000. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares with net proceeds aggregating approximately $6.3 million.

  Redeemable Common Stock — Spokesperson Agreement

      In September 1999, the Company entered into a $6.0 million agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan is to act as spokesperson for the Company through December 31, 2000 and the Company will sponsor her United States concert tour. The terms of the agreement required the payment of $2.0 million upon signing the agreement, $2.0 million to be paid in fiscal year 2000 and issuance of 156,863 shares of redeemable common stock valued at $2.0 million ($12.75 per share). If the closing price of the Company’s common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return the stock to the Company in exchange for $2.0 million cash. If Estefan sells its shares of common stock of the Company for more than $18.75 per share they are obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million). Amounts related to this contract are recorded as prepaid advertising and redeemable common stock and are being amortized over the term of the contract. The Company recognized $1.2 million of amortization in 1999.

  Outstanding Warrants

      As of December 31, 1999, the Company had outstanding warrants for the purchase of 1,400,000 common shares of our common stock. The holders of these warrants are as follows: 1,000,000 warrants held by Telmundo with a strike price of $14.40 per share and 400,000 warrants held by Cruttenden Roth with a strike price of $19.80 per share.

  Proceeds from Exercise of Common Stock Options

      During 1999, current and former employees and directors exercised common stock options for the purchase of 110,225 shares of the Company’s common stock. The proceeds from these issuances totaled $496,000.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)  Loss Per Share

      A summary of the reconciliation from basic loss per share to diluted loss per share follows for the years ended December 31, 1999 and 1998 and the period from inception (June 25, 1997) through December 31, 1997:

	Years ended December 31,

	1999	1998	1997

Loss available to common stockholders	$(29,261,363)	$(6,513,228)	$(2,903)

Basic EPS-weighted average shares outstanding	11,974,738	9,075,833	9,075,833

Basic and diluted loss per share	$(2.44)	$(.72)	—

Stock options not included in diluted EPS since antidilutive	2,987,000	215,000	—

(11)  Stock Option Plan and Employee Compensatory Stock

      In October 1998, the Company adopted and later amended a Stock Option Plan (the “Plan”), which provides for the granting of options to officers, directors, and consultants. The plan permits the granting of “incentive stock options” meeting the requirements of Section 422A of the Internal Revenue Code as well as “nonqualified” which do not satisfy the requirements of that section. 6,000,000 shares of common stock have been restricted under the plan for the granting of options. The Plan will be in effect until November 1, 2009, unless extended by the Company’s stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

      Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Options granted under the plan vest one-third at the end of each of the three years of service following the grant date. The board of directors of the Company may waive the vesting requirements at its discretion. All stock options issued under the Plan are exercisable for a period of 10 years from the date of grant.

      During May of 1998, the Company issued 1,420,000 shares of common stock to a former officer of the Company and the co-founders of the Company transferred 3,566,714 existing shares to several employees and one advisor. The fair market value of the common stock on the date of these issuances was determined to be $1.00 based on the issuance of convertible debt in May of 1998, which was convertible into common stock at $1.00 per share.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net loss per share would have been increased to the pro forma amounts presented below:

			Inception
			(June 25, 1997)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	1999	1998	1997

Net loss

As reported	$(29,261,363)	$(6,513,228)	$2,903

Pro forma	$(33,163,167)	$(6,728,228)	$2,903
Basic and diluted loss per share

As reported	$(2.44)	$(.72)	$—

Pro forma	$(2.77)	$(.74)	$—

      For the purposes of SFAS 123 pro forma net loss and pro forma net loss per share, the fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for 1999: expected life of 5 years, expected volatility of 33%, risk-free interest rates of 5.52% and a 0% dividend yield; and for 1998: expected life of 5 years, no volatility, risk-free interest rate of 6% and a 0% dividend yield.

      Summarized information relating to the stock option plan is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price

Outstanding, December 31, 1997.	—	$—

Granted	215,000	$2.45

Outstanding, December 31, 1998.	215,000	$2.45

Granted	3,065,500	$9.03

Exercised	(110,225)	$5.44

Cancelled or forfeited	(183,275)	$5.15

Outstanding, December 31, 1999	2,987,000	$8.92

Exercisable, December 31, 1999	1,393,387	$7.80

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the stock options granted at December 31, 1999 are as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average		Number	Weighted-
	Outstanding	Remaining	Weighted-	Exercisable	Average
Range of	as of	Contractual	Average	as of	Exercise
Exercise Prices	12/31/99	Life	Exercise Price	12/31/99	Price

$ 0.0000 - $ 1.8500	117,500	8.9	$1.26	82,500	$1.37
$ 5.5501 - $ 7.400	0 500,000	9.4	$7.00	500,000	$7.00
$ 7.4001 - $ 9.250	0 1,380,500	9.4	$7.87	556,999	$7.97
$ 9.2501 - $11.1000	260,000	9.4	$10.16	180,000	$10.27
$11.1001 - $12.9500	479,000	9.6	$11.93	50,000	$12.32
$12.9501 - $14.8000	30,000	9.5	$13.83	10,000	$14.00
$14.8001 - $16.6500	200,000	9.6	$15.00	13,888	$15.00
$16.6501 - $18.5000	20,000	9.6	$18.12	0	$0.00

	2,987,000	9.4	$8.92	1,393,387	7.80

(12)  Related Party Transactions

      In May 1998, Jeffrey S. Peterson, then our Chairman, Chief Executive Officer and President and Michael D. Silberman, a principal stockholder, conveyed an aggregate of 3,863,106 shares of their common stock to Michael A. Hubert, Kevin Dieball, Keith Fredriksen, The Monolith Limited Partnership and Richard Whelan, for $.00035 per share. The shares were conveyed at that time to induce these five persons to provide strategic planning and business development services to us.

      In July 1998, we loaned Mr. Peterson $100,000 pursuant to his employment agreement. We agreed that if Mr. Peterson was employed by us on April 1, 1999 the loan would be forgiven, which subsequently occurred. The loan bore interest at 10% per annum. Similar loans were made to several other of our officers including our Chief Executive Officer, Gary L. Trujillo, to whom we loaned $100,000. Mr. Trujillo’s loan bears interest at 10% per annum with 50% of the loan forgiven in October 1999 and the remaining 50% in April 2000.

      In April 1999, the Company issued 50,000 shares of its Common Stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000 (see note 9). In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement has been amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 for the remaining term of the agreement.

      In March 1999, The Monolith Limited Partnership, a former principal stockholder, sold 216,436 shares of our common stock at $7.00 per share and lent us $2.0 million for working capital. The loan bore interest at 12% per annum through June 1999 and then 14% per annum through March 2001 and was repaid with a portion of the proceeds of the initial public offering.

      In March 1999, Mr. Peterson sold 446,000 shares of our common stock, comprised of 396,000 shares at $7.00 per share and 50,000 shares at $6.00 per share, to a group of investors, including 25,000 shares sold to each of Jerry J. Colangelo and Edwin C. Lynch both of who subsequently became directors. Mr. Peterson agreed to loan us up to $3.0 million of the proceeds from the sale of his common stock at any time prior to the completion of the offering to be used by us for working capital. The loans bore monthly interest of 12% per annum for four months and then 14% per annum for the next 20 months, at which time each loan would become due. All loans from Mr. Peterson have been paid in full.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In April 1999, we issued 25,000 shares of common stock in exchange for consulting services to Southwest Harvard Group, a company owned by Mr. Trujillo, who subsequently became our Chairman and Chief Executive Officer. During 1999 we issued a total of 950,000 options and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company’s former Chairman and Chief Executive Officer transferred 50,000 shares of Common Stock to the current Chairman and Chief Executive Officer.

      In April 1999, we entered into a $1.5 million sponsorship agreement with the Arizona Diamondbacks, a major league baseball team. This agreement has been extended for the 2000 baseball season. Jerry J. Colangelo, who subsequently became one of our directors, is the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks. In April 1999, we entered into a sponsorship agreement with Telemundo. Subsequently, Telemundo became a principal stockholder of our company and Alan J. Sokol its Chief Operating Officer became one of our directors.

      In June 1999, L. William Seidman, one of our directors, purchased 6,794 shares and 348 shares of our common stock from Kevin Dieball and Monolith, respectively, for $6.75 per share. Mr. Trujillo purchased 15,000 shares of our common stock from Monolith for $6.75 per share. Also, Internet Partners, LLC, a limited liability company in which Mr. Colangelo is one of four members, purchased 260,000 shares of our common stock from Monolith at $6.75 per share.

      In June 1999, Mr. Peterson and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provides that until June 24, 2004, Messrs. Seidman and Trujillo shall vote all shares of our common stock owned by Messrs. Peterson and Hubert (currently an aggregate of 1,618,704 shares) in the same proportion as those shares voted by our nonaffiliated stockholders. In our opinion, the transactions described above were on terms no less favorable than those which could have been obtained from unaffiliated third parties.

      The Company has forgivable loans due from employees amounting to $368,000 and $397,000 as of December 31, 1999 and 1998, respectively. These loans are granted as recruiting and retention incentives and are deemed 50 percent forgiven after six months of employment and 100 percent forgiven after 12 months of employment.

(13)  Subsequent Events

      On January 1, 2000, the Company initiated a qualified contributory 401(k) plan, that covers all employees who have attained the age of 21. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the amount allowed by the Internal Revenue Service. The Company has the option to make a discretionary employer matching contribution at any time.

      On January 28, 2000, we acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user for 1,363,636 shares of common stock valued at $15.0 Million.

      On January 28, 2000, we acquired credito.com, an on-line credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English for a purchase price of $7.5 Million or 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share.

      On March 9, 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services. The purchase price for realestateespanol.com was 584,759 shares of the Company’s common stock valued at $4.7 million. We also repaid $300,000 of realestateespanol.com debt immediately following the closing of the acquisition.

QUEPASA.COM, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(14)  Quarterly Financial Data — unaudited

      A summary of the quarterly data for the years ended December 31, 1999 and 1998 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

1999:

Gross revenues	$—	16	154	501	671

Net Revenue	$—	8	128	420	556

Operating expenses	$3,679	9,661	8,874	8,380	30,594

Loss from operations	$(3,679)	(9,653)	(8,746)	(7,960)	(30,038)

Net (loss)	$(3,683)	(9,763)	(8,296)	(7,519)	(29,261)

Net loss per share, basic and diluted	$(.41)	(.98)	(.58)	(.52)	(2.44)

1998:

Gross revenues	$—	—	—	—	—

Net Revenue	$—	—	—	—	—

Operating expenses	$14	5,014	292	1,145	6,465

Loss from operations	$(14)	(5,014)	(292)	(1,145)	(6,465)

Net (loss)	$(14)	(5,016)	(321)	(1,162)	(6,513)

Net loss per share, basic and diluted	$—	(.55)	(.04)	(.13)	(.72)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.

      On December 11, 1998 we engaged BDO Seidman, LLP as our independent public accountant. BDO Seidman, LLP resigned as our independent public accountant on February 4, 1999 because they were unwilling to be associated with our financial statements due to the background of one of our employees. We employed this employee from January 1, 1999 through February 15, 1999 at which time he resigned. The employee was never appointed as an officer or director of quepasa.com, inc. He owned 443,500 shares of our common stock and was an employee of WGM Corporation, the general partner of The Monolith Limited Partnership, a former principal stockholder.

      Prior to their resignation, BDO Seidman, LLP had not completed their audits of any of our financial statements for any period. There were no disagreements between us and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference to the matter in their report. We allowed BDO Seidman, LLP to read and make comment on this disclosure.

      On February 10, 1999, we engaged Ehrhardt Keefe Steiner & Hottman, P.C. (EKSH) as our independent public accountants. Prior to their appointment, we did not consult with them on issues relating to our accounting principles or the type of audit opinion with respect to our financial statements to be issued by them.

      On September 3, 1999, we replaced EKSH with Deloitte & Touche LLP as our independent accountants. There were no disagreements with EKSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the past two fiscal years and the subsequent interim period preceding the date of the change in independent accountants, we had not consulted with Deloitte & Touche LLP regarding (i) the application of accounting principles to a completed or proposed transaction or (ii) the type of audit opinion that might be rendered on our financial statements.

      On January 18, 2000 we replaced Deloitte & Touche LLP with KPMG LLP as our independent accountants. Prior to their replacement, Deloitte & Touche LLP had not completed their audit of any of our financial statements for any period. There were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the past two fiscal years and the subsequent interim period preceding the date of the change in independent accountants, we had not consulted with KPMG LLP regarding (i) the application of accounting principles to a completed or proposed transaction or (ii) the type of audit opinion that might be rendered on our financial statements.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Information required by Part III, Item 10, is included in the Company’s Proxy Statement relating to the Company’s 2000 annual meeting of stockholders, and is incorporated herein by reference.

Item 11.  Executive Compensation.

      Information required by Part III, Item 11, is included in the Company’s Proxy Statement relating to the Company’s 2000 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information required by Part III, Item 12, is included in the Company’s Proxy Statement relating to the Company’s 2000 annual meeting of stockholders, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information required by Part III, Item 13, is included in the Company’s Proxy Statement relating to the Company’s 2000 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  Documents filed as a part of this report:

The following financial statements of quepasa.com, inc. are filed as part of this Form 10K.

Page

Independent Auditors’ Report — KPMG LLP

Independent Auditors’ Report — EKS&H

Balance Sheets as of December 31, 1999 and 1998

Statements of Operations for the Years Ended December 31, 1999 and 1998 and for the Period From Inception (June 25, 1997) through December 31, 1997

Statements of Stockholders’ Equity for the Years Ended December 31, 1999 and 1998 and for the Period From Inception (June 25, 1997) through December 31, 1997

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 and for the Period From Inception (June 25, 1997) through December 31, 1997

Notes to Financial Statements

(2)	Financial Statement Schedules:

Not applicable

      (b)  Reports on Form 8-K.

(1) On November 1, 1999, the Company filed a report on Form 8-K announcing the settlement of its lawsuit against Jeffrey Peterson, the Company’s co-founder and former Chief Executive Officer.

(2) On December 23, 1999, the Company filed a report on Form 8-K announcing it had promoted Juan C. Galán to Chief Financial Officer.

      (c)  Exhibits:

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on March 30, 2000.

quepasa.com, inc.

By:	/s/GARY L. TRUJILLO

Name: Gary L. Trujillo

Title:	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ GARY L. TRUJILLO Gary L. Trujillo	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2000
/s/ JUAN C. GALÁN Juan C. Galán	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2000
/s/ JERRY J. COLANGELO Jerry J. Colangelo	Director	March 30, 2000
/s/ JOSE MARIA FIGUERES Jose Maria Figueres	Director	March 30, 2000
/s/ LOUIS OLIVAS Louis Olivas	Director	March 30, 2000
/s/ L. WILLIAM SEIDMAN L. William Seidman	Director	March 30, 2000
Alan J. Sokol	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.01	Articles of Incorporation of the Registrant, as amended (1)
3.02	Bylaws of the Registrant, as amended (1)
4.01	1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements (1)
4.02	Registration Rights Agreement dated as of September 1, 1999, by and between the Registrant and Estefan Enterprises, Inc. (2)
4.03	Registration Rights Agreement dated as of January 26, 2000, by and among the Registrant, Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd.
4.04	Common Stock Purchase Warrant dated January 26, 2000, issued to Verde Capital Partners, LLC
4.05	Common Stock Purchase Warrant dated January 26, 2000, issued to Verde Reinsurance Company, Ltd.
4.06	Registration Rights Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated, Ltd.
4.07	Promissory Note dated as of January 28, 2000, from the Registrant to Verde Capital Partners, LLC
4.08	Escrow Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC, Cruttenden Roth Incorporated and Norwest Bank Arizona, N.A.
4.09	Registration Rights Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta and John Beneventi
4.10	Escrow Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta, John Beneventi and Norwest Bank Arizona, N.A.
9.01	Voting Trust Agreement (1)
10.01	Agreement with Reuters NewMedia, Inc., as amended (1)
10.02	Office Lease of the Registrant (Arizona) (1)
10.03	Agreement with WeatherLabs, Inc. (1)
10.04	Agreement with GTE Internetworking, Inc. (1)
10.05	Agreement with Garcia/ LKS (1)
10.06	Amendment to Agreement with Garcia/ LKS
10.07	Agreement with Telemundo Network Group LLC (1)
10.08	Common Stock Purchase Warrant dated April 14, 1999, issued to Telemundo Network Group LLC (1)
10.09	Agreement with Arizona Diamondbacks (1)
10.10	Agreement with Miami Herald Online (1)
10.11	Agreement with Inktomi Corporation (1)
10.12	Amendment to Agreement with Inktomi Corporation
10.13	Agreement with Estefan Enterprises, Inc. (2)

Exhibit
Number	Description of Document

10.15	Second Amended and Restated Employment Agreement with Gary Trujillo
10.16	Second Amended and Restated Employment Agreement with Juan Galan
10.17	Second Amended and Restated Employment Agreement with Robert Taylor
10.18	Agreement with NetZero, Inc.
10.19	Merger Agreement dated as of December 17, 1999, by and among the Registrant, eTrato Acquisition, Inc., eTrato.com, inc., Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated
10.20	Merger Agreement dated as of January 17, 2000, by and among the Registrant, Credito Acquisition, Inc., credito.com, inc., Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd.
10.21	Agreement and Plan of Merger dated as of March 9, 2000, by and among the Registrant, credito.com, inc., realestateespanol.com, inc., Century Finance USA, Inc. d/b/a RealEstateEspanol.com, Inc., Gary Acosta and John Beneventi
16.01	Letter from BDO Seidman, LLP (1)
16.02	Letter from Ehrhardt, Keefe, Steiner & Hottman, P.C. (3)
16.03	Letter from Deloitte & Touche LLP (4)
21.01	Subsidiaries of the Registrant
23.01	Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C. (set forth in the report of EKS&H contained in Item 8)
23.02	Consent of KPMG LLP
27.01	Financial Data Schedule

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-74201).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 3, 1999.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 18, 2000.