Form 10-Q/A
period 1999-06-30
QUEPASA COM INC
filed 2000-04-14
CIK 1078099

 .                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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





                                EXPLANATORY NOTE


This amendment to the Quarterly Report on Form 10-Q for the period ended June 30, 1999 is being filed to reflect changes to the Company's financial statements as discussed in Note 2 of ITEM 1 of this Filing. These changes are reflected in the Company's Annual Report on Form 10K, filed on March 30, 2000.

                               QUEPASA.COM, INC.

                                     INDEX

PART I.          FINANCIAL INFORMATION                                                                           PAGE NO.

Item 1.      Condensed Financial Statements (unaudited)

             Condensed Balance Sheets at June 30, 1999, restated and December 31, 1998..................................3

             Condensed Statements of Operations for the Three Months Ended
              June 30, 1999, restated  and 1998 and the Six Months Ended
              June 30, 1999, restated and 1998..........................................................................4

             Condensed Statement of Changes in Stockholders' Equity for the Period from
              Inception (June 25, 1997) to the Year Ended December 31,
              1998 and the Six Months Ended June 30, 1999, restated.....................................................5

             Condensed Statements of, restated Cash Flows for the Six Months Ended
              June 30, 1999, restated and 1998..........................................................................6

             Notes to Condensed Financial Statements....................................................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................................14

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

                                QUEPASA.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                            CONDENSED BALANCE SHEETS


ITEM 1. CONDENSED FINANCIAL STATEMENTS


                                                                                        June 30,
                                                                                          1999              December 31,
                                                                                        Restated               1998
                                                                                      -------------         ------------
                                                                                       (Unaudited)

                                     ASSETS
Current assets
   Cash and cash equivalents                                                           $ 11,802,504         $  2,199,172
   Trading securities                                                                    27,497,041                   --
   Deposits receivable                                                                           --            1,533,632
   Stock subscription receivable                                                                 --              125,000
   Forgivable loans                                                                         422,537              396,540
   Prepaid advertising                                                                      926,090                   --
   Prepaid - other                                                                           70,293                   --
                                                                                       ------------         ------------
      Total current assets                                                               40,718,465            4,254,344

Property and equipment                                                                      837,687              354,620

Other assets
   Deposits and other assets                                                                 31,000                2,500
                                                                                       ------------         ------------

Total assets                                                                           $ 41,587,152         $  4,611,464
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                                    $  1,013,255         $     71,222
   Accrued commissions                                                                           --              215,233
   Stock subscription                                                                            --              337,500
   License fees payable                                                                      54,166               64,165
   Accrued payroll and related taxes                                                         17,765                2,922
                                                                                       ------------         ------------
       Total current liabilities                                                          1,085,186              691,042

Long-term liabilities
   Note payable - Stockholder                                                             2,245,081                   --
                                                                                       ------------         ------------
       Total liabilities                                                                  3,330,267              691,042
                                                                                       ------------         ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares - none issued or outstanding
   Common stock, authorized 50,000,000 shares, $0.001 par value; issued and
   outstanding 13,825,833 (June 30, 1999) and 9,075,833 shares (December 31,                     --                   --
   1998)                                                                                     13,826                9,076
   Additional paid-in capital                                                            63,892,797           10,427,477
   Deferred advertising services                                                         (5,687,500)                  --
   Deficit accumulated during the development stage                                     (19,962,238)          (6,516,131)
                                                                                       ------------         ------------
     Total stockholders' equity                                                          38,256,885            3,920,422
                                                                                       ------------         ------------

                                                                                       $ 41,587,152         $  4,611,464
                                                                                       ============         ============




                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                Inception
                                                    Three Months Ended              Six Months Ended             (June 25,
                                                        June 30,                        June 30,                 1997) to
                                              ----------------------------    ----------------------------       June 30,
                                                  1999                            1999                            1999
                                                Restated         1998           Restated          1998          Restated
                                              ------------    ------------    ------------    ------------    ------------
                                                       (Unaudited)                     (Unaudited)            (Unaudited)
Gross revenue                                 $     16,562    $         --    $     16,562    $         --    $     16,562
Less commissions                                    (8,119)                         (8,119)                         (8,119)
                                              ------------    ------------    ------------    ------------    ------------
Net Revenue                                          8,443                           8,443                           8,443

Operating expenses
   Product and content development expenses        278,872           6,360         465,563          10,690         880,436
   Advertising and marketing expenses            3,062,841           5,078       5,125,448           5,078       5,375,867
   Stock based compensation expenses             4,385,251       4,986,614       4,864,251       4,986,614      10,129,615
   General and administrative expenses           1,934,866          16,284       2,885,165          25,421       3,423,500
                                              ------------    ------------    ------------    ------------    ------------
       Total operating expenses                  9,661,830       5,014,336      13,340,427       5,027,803      19,809,418
                                              ------------    ------------    ------------    ------------    ------------

   Loss from operations                         (9,653,387)     (5,014,336)    (13,331,984)     (5,027,803)    (19,800,975)

   Other income (expense)
     Interest expense                             (113,122)         (2,500)       (133,122)         (2,500)       (182,116)
     Interest income and other                       2,568              --          17,946              --          19,800
     Unrealized gain on trading securities           1,053              --           1,053              --           1,053
                                              ------------    ------------    ------------    ------------    ------------

Net other income (expenses)                       (109,501)         (2,500)       (114,123)         (2,500)       (161,263)
                                              ------------    ------------    ------------    ------------    ------------

Net loss                                      $ (9,762,888)   $ (5,016,836)   $(13,446,107)   $ (5,030,303)   $(19,962,238)
                                              ============    ============    ============    ============    ============

Net loss per share, basic and diluted         $       (.98)   $       (.55)   $      (1.42)   $       (.55)   $      (2.17)
                                              ============    ============    ============    ============    ============

Weighted average number of shares
  outstanding, basic and diluted                 9,920,338       9,075,833       9,500,419       9,075,833       9,180,533
                                              ============    ============    ============    ============    ============




                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                Common Stock            Additional      Deferred      During the
                                           -------------------------      Paid-in      Advertising    Development
                                             Shares        Amount         Capital       Services         Stage           Total
                                           ---------    ------------    ------------   -----------    ------------    ------------
Balances, December 31, 1997                5,680,000    $      5,680    $     (5,660)       --        $     (2,903)   $     (2,883)

Issuance of common stock and stock
  based compensation, May 1998
                                           1,420,000           1,420       4,985,294        --                  --       4,986,714

Issuance of common stock in conversion
  of note payable ($1.56 per share),
  November 1998                              666,666             667       1,039,113        --                  --       1,039,780

Issuance of common stock in conversion
  of note payable ($1.00 per share),
  November 1998                               50,000              50          49,950        --                  --          50,000

Issuance of common stock for cash at
  $3.75 per share, net of $640,587 of
  offering costs, November and
  December 1998                            1,259,167           1,259       4,080,030        --                  --       4,081,289

Issuance of compensatory stock options
  to employees, October through December
  1998                                            --              --         278,750        --                  --         278,750

Net loss for the year                             --              --              --        --          (6,513,228)     (6,513,228)
                                           ---------    ------------    ------------    ------------  ------------    ------------
Balances, December 31, 1998                9,075,833           9,076      10,427,477        --          (6,516,131)      3,920,422

     (1999 activity is unaudited)

Issuance of compensatory stock
  options to employees, officers and
  directors, restated                             --              --       4,314,270        --                  --       4,314,270

Issuance of stock to officers and
  directors, restated                         50,000              50         549,950        --                  --         550,000

Issuance of common stock for
  advertising services, April 1999,
  restated                                   650,000             650       5,686,850    $(5,687,500)            --               0

Issuance of common stock for
  consulting services, restated               50,000              50         549,950        --                  --         550,000

Proceeds from initial public
  offering, net of $5,631,700 of
  offering costs, June 1999                4,000,000           4,000      42,364,300        --                  --      42,368,300

Net loss for the period (unaudited),
  restated                                        --              --              --        --         (13,446,107)    (13,446,107)
                                        ------------    ------------    ------------    ------------  ------------    ------------

Balances, June 30, 1999 (unaudited),
  restated                                13,825,833    $     13,826    $ 63,892,797    $(5,687,500)  $(19,962,238)   $ 38,256,885
                                        ============    ============    ============    ============  ============     ============


                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED STATEMENTS OF CASH FLOWS






                                                                                                                   Cumulative
                                                                                                                 from Inception
                                                                               Six Months Ended                   (June 25,
                                                                                    June 30,                       1997) to
                                                                       ---------------------------------            June 30
                                                                          1999                                       1999
                                                                         Restated               1998               Restated
                                                                       ------------         ------------         ------------
                                                                                  (Unaudited)                     (Unaudited)
Cash flows from operating activities
   Net loss                                                            $(13,446,107)        $ (5,030,303)        $(19,962,238)
                                                                       ------------         ------------         ------------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation and amortization                                           60,924            4,986,614               67,456
     Stock based compensation                                             4,864,270                   --           10,129,634
     Consulting services received in exchange for stock                     550,000                   --              550,000
     Unrealized gain on trading securities                                   (1,053)                  --               (1,053)
     Accrued interest on convertible notes payable                               --                   --               39,780
     Increase (decrease) in cash resulting from changes in
       assets and liabilities:
       Deposits receivable                                                1,533,632                   --                   --
       Prepaid advertising                                                 (926,090)                  --             (926,090)
       Prepaid - other                                                      (70,293)                  --              (70,293)
       Deposits and other assets                                            (28,500)                  --              (31,000)
       Accounts payable                                                     942,033                5,863            1,013,255
       Licensing fees payable                                                (9,999)                  --               54,166
       Accrued payroll and related taxes                                     14,843                   --               17,765
                                                                       ------------         ------------         ------------

         Net cash used in operating activities                           (6,516,340)             (37,826)          (9,118,618)
                                                                       ------------         ------------         ------------

Cash flows from investing activities
   Purchase of fixed assets                                                (543,991)             (14,031)            (905,143)
   Forgivable loans                                                         (25,997)             (31,600)            (422,537)
   Purchase of trading securities, net                                  (27,495,988)                  --          (27,495,988)
                                                                       ------------         ------------         ------------
         Net cash used in investing activities                          (28,065,976)             (45,631)         (28,823,668)
                                                                       ------------         ------------         ------------

Cash flows from financing activities
   Net proceeds from private placements                                          --                   --            4,081,289
   Proceeds from convertible note payable                                        --              100,000            1,100,000
   Stock subscription receivable                                            125,000                   --                   --
   Proceeds from issuance of note payable - Stockholder                   2,245,081                   --            2,245,081
   Accrued commissions                                                     (215,233)                  --                   --
   Stock subscription                                                      (337,500)                  --             (337,500)
   Proceeds from initial public offering, net of offering costs          42,368,300                   --           42,368,300
   Stock subscription                                                            --                   --              337,500
   Proceeds from issuance of common stock                                        --                   --                  120
   Payments on notes payable                                                     --                   --              (50,000)
                                                                       ------------         ------------         ------------
         Net cash provided by financing activities
                                                                         44,185,648              100,000           49,744,790
                                                                       ------------         ------------         ------------

Net increase in cash and cash equivalents                                 9,603,332               16,543           11,802,504

Cash and cash equivalents, beginning of period                            2,199,172                2,582                   --
                                                                       ------------         ------------         ------------

Cash and cash equivalents, end of period                               $ 11,802,504         $     19,125         $ 11,802,504
                                                                       ============         ============         ============

Cash paid for interest                                                  $  133,122             $    2,500             $182,116
                                                                        ==========             ===========            ========
Supplemental schedule of non-cash investing and
     financing activities:

Stock issued in exchange for advertising credits                        $5,687,500                  --              $5,687,500
                                                                        ==========             ===========          ==========

Convertible notes converted into common stock                              --                  $1,090,000           $1,090,000
                                                                        ==========             ===========          ==========



                  See notes to condensed financial statements.

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 including the related prospectus dated June 24, 1999.

NOTE 2 - RESTATEMENT

While finalizing the year-end financial statement amounts as of December 31, 1999, the Company identified certain matters that were not appropriately reflected in the quarterly financial information. These matters included issuance of 50,000 shares of common stock to the chief executive officer, pursuant to his employment agreement, compensation expense and adjustment to amortization of compensation expense for common stock options issued to employees, adjustment of equity and deferred advertising for common stock issued in exchange for advertising, and various financial statement reclassifications. Therefore, the quarterly financial information as of and for the three and six month periods ended June 30, 1999 have been restated to properly reflect these matters in accordance with generally accepted accounting principles. The net loss of the Company for the three-month period ended June 30, 1999 increased from $9.1 million to $9.8 million and basic and diluted net loss per share increased from $(.92) to $(.98). The net loss of the Company for the six-month period ended June 30, 1999 increased from $12.8 million to $13.4 million and basic and diluted net loss per share increased from $(1.35) to $(1.42). The net loss of the Company cumulative from inception (June 25, 1997) through June 30, 1999 increased from
$19.3 million to $20.0 million and basic and diluted net loss per share increased from $(2.11) to $(2.17). Additionally, deficit accumulated during the development state increased from $19.3 million to $20.0 million. These changes are reflected in the Company's Annual Report on Form 10-K filed on March 30, 2000.

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All instruments are highly liquid with an original maturity of three months or less and are considered cash equivalents.

NOTE 4 - TRADING SECURITIES

Trading securities at June 30, 1999 consist of corporate debt securities. The Company classifies its trading securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All trading securities held at June 30, 1999 are categorized as trading.

NOTE 5 - SHAREHOLDERS' EQUITY

On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $42,400,000. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares for $7.2 million.


NOTE 6 - DEFERRED ADVERTISING

In April 1999, the Company issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for television advertising and other advertising services valued at $5,000,000 (restated). Also in April 1999, the Company issued 50,000 shares of common stock to LKS/Garcia in exchange for advertising services valued at $688,000 (restated).


NOTE 7 - SUBSEQUENT EVENT

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "Expects", "Anticipates", "Intends", "Believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below and under the caption "Risk Factors" contained in the registration statement on Form S-1 as filed on March 10, 1999 and effective on June 24, 1999. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

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

RESULTS OF OPERATIONS

PRODUCT AND CONTENT DEVELOPMENT

Product and content development expenses were $279,000 for the quarter ended June 30, 1999 as compared to $6,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999 product and content development expenses totaled $466,000 compared to $11,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, this amount was comprised of approximately $225,000 of salaries, $115,000 of internet connection charges and $125,000 under the terms of the Company's search technology licensing agreement with Inktomi.

ADVERTISING AND MARKETING

Advertising and marketing expenses were $3.1 million for the quarter ended June 30, 1999 compared to $5,000 for the quarter ended June 31, 1998. For the six months ended June 30, 1999, advertising and marketing expenses totaled $5.1 million compared to $5,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999 advertising and marketing expenses were primarily comprised of $2.4 million paid in connection with a nationwide advertising campaign with a Spanish-language radio broadcaster, $750,000 paid under the terms of a contract with a Spanish-language television broadcaster, $400,000 for advertising services paid to an entity partially owned by a former director of the Company and $1.3 million for promotional items and other miscellaneous advertising. Additionally in April 1999, the Company issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for an advertising credit valued at $5.7 million (restated) to be used ratably over 5 years.

STOCK BASED COMPENSATION

Stock based compensation for the quarter ended June 30, 1999 was $4.4 million (restated) compared to $5.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 stock based compensation totaled $4.9 million (restated) compared to $5.0 million for the six months ended June 30, 1998.

During the three months ended June 30, 1999 the Company issued a total of 350,000 options and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company's former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer. As a result of these transactions and additional options granted and transferred to employees during this period approximately $4.4 million (restated) of compensation expense was recognized. Additionally, during the first quarter of 1999, the Company recognized $480,000 for the issuance of options to employees and directors. In May 1998, 1,420,000 of shares of common stock were issued to a former officer of the Company. As a result of this issuance, approximately $5.0 million of stock based compensation was recognized during the six months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expense was $1.9 million (restated) and $16,000 for the quarter ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 General and Administrative expense was $2.9 million (restated) compared to $25,000 for the same period during 1998. The expense for the six months ended June 30, 1999 consists primarily of $1.4 million for salaries and benefits, $250,000 for recruiting expense, $315,000 for facilities rent and utilities, $650,000 (restated) for professional fees, $280,000 for office expense and other miscellaneous items and $61,000 for depreciation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents and trading securities totalling $39.3 million. Since inception, the Company has primarily financed its operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder and approximately $2.7 million advanced from a principal stockholder and former officer. Additionally, on June 24, 1999, the Company raised approximately $42.4 million, net of offering costs, through an initial public offering of its common stock.

Net cash used in operating activities was $6.5 million for the six months ended June 30, 1999 and $38,000 for the comparable period in 1998. Net cash used by operations for the 1999 period consisted of the net loss of $13.4 million (restated) and an increase in prepaid advertising of $926,000 million offset by a non-cash expense for stock based compensation of $4.9 million (restated) and changes in assets and liabilities, primarily from a decrease in deposits receivable of $1.5 million and an increase in accounts payable of $942,000. Net cash used in operations for the 1998 period primarily resulted from a $5.0 million loss offset by a $5.0 million non-cash expense for stock based compensation.

Net cash used in investing activities was $28.1 million (restated) for the six months ended June 30, 1999 and $45,600 for the comparable period in 1998. The majority of the increase is attributed to $27.5 million in net purchases of trading securities and $544,000 for the purchase of fixed assets. For the 1998 period the amount was used for the purchase of fixed assets and issuance of forgivable loans.

Net cash provided by financing activities was $44.2 million for the six months ended June 30, 1999 and $100,000 for the comparable 1998 period. In the six months ended June 30, 1999 the cash provided was comprised of $42.4 million of net proceeds from the initial public offering of the Company's common stock and from the issuance of a note payable to its founder for $2.2 million. The amount provided during the 1998 period was from the issuance of convertible notes payable.

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

The Company currently believes that cash and cash equivalents will be sufficient to meet its current operating, development, capital improvement and any other needs for the next eighteen months. There can be no assurance, however, that the Company will not require additional financing in the future. Although the Company does not believe it will be necessary to raise additional funds in the near term, it may need additional funds at a later date to respond to competitive pressures or to acquire complimentary products, features, businesses or technology. If the Company were required to obtain additional financing in the future, there can be no assurance that such sources of capital will be available on terms favorable to the Company, if at all.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  See description of legal proceedings in Note 7 to the Notes to Financial Statements contained herein.

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

Item 6.           Exhibits and Reports on Form 8-K

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

                                   SIGNATURES

Date: April 14, 2000   Signature /s/ Gary L. Trujillo
                                -----------------------------------------
                              Gary L. Trujillo
                              President

Date: April 14, 2000   Signature /s/ Juan C. Galan
                                -----------------------------------------
                              Juan C. Galan
                              Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.       Description
-------     -----------
  27        Financial Data Schedule