Form 10-Q/A
period 1999-09-30
QUEPASA COM INC
filed 2000-04-14
CIK 1078099

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

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the period ended September 30, 1999 is being filed to reflect changes to the Company's financial statements as discussed in Note-2 of ITEM 1 of this filing. These changes are reflected in the Company's annual report on Form 10K, filed on March 30, 2000.

                                QUEPASA.COM, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                                                             PAGE NO.
                 ---------------------                                                                             --------
Item 1.      Condensed Financial Statements
             Condensed Balance Sheets at September 30, 1999 (unaudited), restated and December 31, 1998.................  3

             Condensed Statements of Operations for the Three Months Ended September 30,
              1999, restated and 1998 (unaudited) and the Nine Months Ended
              September 30, 1999, restated and 1998 (unaudited).........................................................  4

             Condensed Statement of Changes in Stockholders' Equity for the Period from
              Inception (June 25, 1997) to the Year Ended December 31,
              1998 and the Nine Months Ended September 30, 1999 (unaudited), restated...................................  5

             Condensed Statements of Cash Flows for the Nine Months Ended
              September 30, 1999, restated and 1998 (unaudited).........................................................  7

             Notes to Condensed Financial Statements (unaudited)........................................................  8

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................................  11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................................  16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................................  17

Item 2.      Changes in Securities and Use of Proceeds.................................................................  17

Item 6.      Exhibits and Reports on Form 8-K..........................................................................  18

Signatures   ..........................................................................................................  19

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)





                            CONDENSED BALANCE SHEETS



ITEM 1. CONDENSED FINANCIAL STATEMENTS



                                                                                                September 30,
                                                                                                    1999               December 31,
                                                                                                  Restated                 1998
                                                                                                 ------------          ------------
ASSETS                                                                                           (Unaudited)
Current assets
   Cash and cash equivalents                                                                     $  9,589,565          $  2,199,172
   Trading securities                                                                              27,857,096                    --
   Deposits receivable                                                                                     --             1,533,632
   Stock subscription receivable                                                                           --               125,000
   Accounts receivable (net of allowance of $2,766)                                                   227,904
   Forgivable loans                                                                                   439,030               396,540
   Prepaid expenses                                                                                 6,502,480                    --
                                                                                                 ------------          ------------


          Total current assets                                                                     44,616,075             4,254,344

Property and equipment                                                                              1,825,461               354,620

Deposits and other assets                                                                              57,437                 2,500
                                                                                                 ------------          ------------

Total assets                                                                                     $ 46,498,973          $  4,611,464
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                              $  2,511,354          $     71,222
   Stock subscription                                                                                      --               337,500
   Allowance for legal disputes                                                                       400,000                    --
   Accrued liabilities                                                                              2,895,508               282,320
                                                                                                 ------------          ------------
         Total current liabilities                                                                  5,806,862               691,042

Long-term liabilities
   Note payable - Stockholder                                                                       2,245,082                    --
                                                                                                 ------------          ------------
       Total liabilities                                                                            8,051,944               691,042
                                                                                                 ------------          ------------
Commitments and contingencies

Redeemable common stock                                                                             2,000,000                    --

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares - none issued or outstanding
   Common stock, authorized 50,000,000 shares, $.001 par value:
      Issued and outstanding 14,425,833 (September 30, 1999) and 9,075,833
      shares (December 31, 1998)                                                                       14,426                 9,076
   Additional paid-in capital                                                                      69,925,657            10,427,477
   Deferred advertising services                                                                   (5,234,375)                   --
   Deficit accumulated during the development stage                                               (28,258,679)           (6,516,131)
                                                                                                 ------------          ------------
      Total stockholders' equity                                                                   36,447,029             3,920,422
                                                                                                 ------------          ------------
                                                                                                 $ 46,498,973          $  4,611,464
                                                                                                 ============          ============



                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED STATEMENTS OF OPERATIONS

                                  (unaudited)




                                                                                                              Cumulative
                                                                                                            from Inception
                                                  Three Months Ended                Nine Months Ended         (June 25,
                                                      September 30,                   September 30,            1997) to
                                              ----------------------------    ----------------------------   September 30,
                                                  1999                            1999                            1999
                                                Restated          1998          Restated          1998          Restated
                                              ------------    ------------    ------------    ------------    ------------
Gross revenue                                 $    153,582    $         --    $    170,144    $         --    $    170,144
Less commissions                                   (25,898)             --         (34,017)             --         (34,017)
                                              ------------    ------------    ------------    ------------    ------------
Net revenue                                        127,684              --         136,127              --         136,127

Operating expenses

   Product and content development expenses        798,844          75,459       1,264,407          86,149       1,679,280
   Advertising and marketing expenses            6,151,987          45,480      11,277,435          50,558      11,527,854
   Stock based compensation expenses                43,463              --       4,907,714       4,986,614      10,173,078
   General and administrative expenses           1,879,233         171,387       4,764,398         196,808       5,302,733
                                              ------------    ------------    ------------    ------------    ------------

       Total operating expenses                  8,873,527         292,326      22,213,954       5,320,129      28,682,945
                                              ------------    ------------    ------------    ------------    ------------

   Loss from operations                         (8,745,843)       (292,326)    (22,077,827)     (5,320,129)    (28,546,818)

   Other income (expense)
     Interest expense                              (79,465)             --        (212,587)         (2,500)       (261,581)
     Interest income and other                     494,972         (28,430)        512,918         (28,430)        514,772
     Unrealized gain on trading securities          33,895              --          34,948              --          34,948
                                              ------------    ------------    ------------    ------------    ------------
Net other income (expense)                         449,402         (28,430)        335,279         (30,930)        288,139
                                              ------------    ------------    ------------    ------------    ------------

Net loss                                      $ (8,296,441)   $   (320,756)   $(21,742,548)   $ (5,351,059)   $(28,258,679)
                                              ============    ============    ============    ============    ============

Net loss per share, basic and diluted         $       (.58)   $       (.04)   $      (1.96)   $       (.59)   $      (2.90)
                                              ============    ============    ============    ============    ============

Weighted average number of shares
  outstanding, basic and diluted                14,301,920       9,075,833      11,118,507       9,075,833       9,750,954
                                              ============    ============    ============    ============    ============



                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                       Additional       Deferred        During the
                                                Common Stock             Paid-in       Advertising     Development
                                            Shares         Amount        Capital         Services         Stage           Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balances, December 31, 1997                 5,680,000   $      5,680   $     (5,660)   $       --      $     (2,903)   $     (2,883)


Issuance of common stock and
  stock based compensation,
  May 1998                                  1,420,000          1,420      4,985,294            --              --         4,986,714

Issuance of common stock in
  conversion of note payable
  ($1.56 per share), November 1998            666,666            667      1,039,113            --              --         1,039,780

Issuance of common stock in
  conversion of note payable
  ($1.00 per share), November 1998             50,000             50         49,950            --              --            50,000

Issuance of common stock for
  cash at $3.75 per share,
  net of $640,587 of offering
  costs, November and
  December 1998                             1,259,167          1,259      4,080,030            --              --         4,081,289



Issuance of compensatory
  stock options to employees,
  October through December 1998                  --             --          278,750            --              --           278,750

Net loss for the year                            --             --             --              --        (6,513,228)     (6,513,228)
                                            ---------         ------    -----------       --------     ------------    ------------
Balances, December 31, 1998                 9,075,833          9,076     10,427,477            --        (6,516,131)      3,920,422

          (1999 activity is unaudited)

Issuance of compensatory
  stock options and common
  stock to employees, officers
  and directors, restated                          --             --      4,357,732            --              --         4,357,732

Issuance of stock to officers
  and directors, restated                      50,000             50        549,950            --              --           550,000

Issuance of common stock for
  advertising services, April
  1999, restated                              650,000            650      5,389,975      (5,234,375)           --           156,250

Issuance of common stock for
  consulting services, restated                50,000             50        549,950            --              --           550,000

                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


  CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

                                   (unaudited)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                       Additional       Deferred        During the
                                                Common Stock             Paid-in       Advertising     Development
                                            Shares         Amount        Capital         Services         Stage           Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Proceeds from initial public
  offering, net of $5,631,700
  of offering costs, June 1999               4,000,000          4,000     42,364,300           --              --        42,368,300


Proceeds from underwriter
  overallotment, net of
  $913,127 of offering
  cost, July 1999                              600,000            600      6,286,273           --              --         6,286,873


Net loss for the period
(unaudited), restated                             --             --             --             --       (21,742,548)    (21,742,548)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balances, September 30, 1999
(unaudited), restated                       14,425,833   $     14,426   $ 69,925,657   $ (5,234,375)   $(28,258,679)   $ 36,447,029
                                          ============   ============   ============   ============    ============    ============



                  See notes to condensed financial statements.

                               QUEPASA.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                     Cumulative from
                                                                                                                     Inception (June
                                                                                    Nine Months Ended                  25, 1997) to
                                                                                       September 30,                   September 30
                                                                                 1999                                      1999
                                                                               Restated               1998               Restated
                                                                             ------------         ------------       ---------------
Cash flows from operating activities
   Net loss                                                                  $(21,742,548)        $ (5,351,059)        $(28,258,679)
                                                                             ------------         ------------         ------------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation and amortization                                                149,822                   --              156,354
     Stock based compensation                                                   4,907,732            4,986,614           10,173,096
     Consulting services received in exchange for stock                           550,000                   --              550,000
     Amortization of deferred advertising                                         156,250                   --              156,250
     Accrued interest on convertible notes payable                                     --                   --               39,780
     Unrealized gain on trading securities                                        (34,948)                  --              (34,948)

     Increase (decrease) in cash resulting from changes in assets and liabilities:
       Accounts receivable                                                       (227,904)                  --             (227,904)
       Deposits receivable                                                      1,533,632                   --                   --
       Prepaid expenses                                                        (4,502,480)                  --           (4,502,480)
       Deposits and other assets                                                  (58,308)              (2,500)             (60,808)
       Accounts payable                                                         2,440,132               33,500            2,511,354
       Provision for legal disputes                                               400,000                   --              400,000
       Accruals                                                                 2,828,421                  310            2,895,508
                                                                             ------------         ------------         ------------
         Net cash used in operating activities                                (13,600,199)            (333,135)         (16,202,477)
                                                                             ------------         ------------         ------------

Cash flows from investing activities
   Purchase of fixed assets                                                    (1,617,292)             (42,985)          (1,978,444)
   Purchase of trading securities, net                                        (27,822,148)                  --          (27,822,148)
   Forgivable loans                                                               (42,490)            (109,881)            (439,030)
                                                                             ------------         ------------         ------------
         Net cash used in investing activities                                (29,481,930)            (152,866)         (30,239,622)
                                                                             ------------         ------------         ------------

Cash flows from financing activities
   Net proceeds from private placements                                                --                   --            4,081,289
   Proceeds from convertible note payable                                              --            1,100,000            1,100,000
   Stock subscription receivable                                                  125,000                   --                   --
   Proceeds from issuance of note payable - Stockholder                         2,245,082                   --            2,245,082
   Accrued commissions                                                           (215,233)                  --                   --
   Stock subscription                                                            (337,500)                  --                   --
   Proceeds from initial public offering,
     & overallotment, net of offering costs                                    48,655,173                   --           48,655,173
   Proceeds from issuance of common stock                                              --                   --                  120
   Payments on notes payable                                                           --              (50,000)             (50,000)
                                                                             ------------         ------------         ------------
         Net cash provided by financing activities                             50,472,522            1,050,000           56,031,664
                                                                             ------------         ------------         ------------

Net increase in cash and cash equivalents                                       7,390,393              563,999            9,589,565

Cash and cash equivalents, beginning of period                                  2,199,172                2,582                   --
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of period                                     $  9,589,565         $    566,581         $  9,589,565
                                                                             ============         ============         ============
Cash paid for interest                                                       $    212,587         $      2,500         $    261,581
                                                                             ============         ============         ============
Supplemental schedule of non-cash investing and financing activities:
  Stock issued in exchange for advertising credits                           $  5,234,375                   --         $  5,234,375
                                                                             ============         ============         ============
  Convertible notes converted into common stock                                        --         $  1,090,000         $  1,090,000
                                                                             ============         ============         ============




                  See notes to condensed financial statements.

                                QUEPASA.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

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

NOTE 2 - RESTATEMENT

While finalizing the year-end financial statement amounts as of December 31, 1999, the Company identified certain matters that were not appropriately reflected in the quarterly financial information. These matters included issuance of 50,000 shares of common stock to the chief executive officer, pursuant to his employment agreement, compensation expense and adjustment to amortization of compensation expense for common stock options issued to employees, adjustment of equity, deferred advertising, accrued liabilities and advertising expense to record an advertising agreement, and various financial statement reclassifications. Therefore, the quarterly financial information as of and for the three and nine month periods ended September 1999 have been restated to properly reflect these matters in accordance with generally accepted accounting principles. The net loss of the Company for the three-month period ended September 1999 decreased from $8.33 million to $8.30 million and basic and diluted net loss per share remain unchanged at $(.58). The net loss of the Company for the nine-month period ended September 1999 increased from $21.1 million to $21.7 million and basic and diluted net loss per share increased from $(1.91) to $(1.96). The net loss of the Company cumulative from inception (June 25, 1997) through September 1999 increased from $27.7 million to $28.3 million and basic and diluted net loss per share increased from $(2.84) to $(2.90). Additionally, deficit accumulated during the development stage increased from $27.7 million to $28.3 million. These changes are reflected in the Company's Annual Report on Form 10-K filed on March 30, 2000.

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All instruments are highly liquid with an original maturity of three months or less and are considered cash equivalents.


NOTE 4 - TRADING SECURITIES

Trading securities at September 30, 1999 consist of corporate debt securities. The Company classifies its trading securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All trading securities held at September 30, 1999 are categorized as trading.



NOTE 5 - SHAREHOLDERS' EQUITY


On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $42.4 million. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares with net proceeds aggregating approximately $6.3 million.


NOTE 6 - REDEEMABLE COMMON STOCK AND DEFERRED ADVERTISING



In April 1999, the Company issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share in exchange for television advertising and other advertising services valued at $5.0 million. Also in April 1999, the Company issued 50,000 shares of Common Stock to LKS/Garcia in exchange for advertising services valued at $234,000 (restated). The amounts are expensed as advertising as the other advertising services are rendered. As of September 30, 1999, $5.2 million (restated) of this amount is included in stockholders' equity as deferred advertising services.



In September 1999, the Company entered into a $6.0 million agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan is to act as spokesperson for the Company through December 31, 2000 and the Company will sponsor her United States concert tour. The terms of the agreement required the payment of $2.0 million upon signing the agreement, $2.0 million to be paid in fiscal year 2000 and issuance of 156,863 shares of redeemable common stock valued at $2.0 million ($12.75 per share). If the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return the stock to the Company in exchange for $2.0 million cash. If Estefan sells its shares of common stock of the Company for more than $18.75 per share they are obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million). Amounts related to this contract are recorded as prepaid advertising and are being amortized over the term of the contract.

NOTE 7 - NET LOSS PER SHARE - BASIC AND DILUTED


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


NOTE 8 - LEGAL PROCEEDINGS AND SUBSEQUENT EVENTS


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "Expects", "Anticipates", "Intends", "Believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below and under the caption "Risk Factors" contained in the registration statement on Form S-1 as filed on March 10, 1999 and effective June 24, 1999. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

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

STOCK BASED COMPENSATION


Stock based compensation was $43,000 (restated) and zero for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 stock based compensation totaled $4.9 million (restated) compared to $5.0 million for the nine months ended September 30, 1998.



During the second quarter 1999 the Company issued a total of 350,000 options to the President and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally the Company's former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer. As a result of this transaction and additional options granted during the nine months ended September 30, 1999 approximately $4.9 million (restated) of compensation expense was recognized.

In May 1998, 1,420,000 of shares of common stock were issued to a former officer of the Company. As a result of these issuances, approximately $5.0 million of stock based compensation was recognized during the nine months ended September 30, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.9 million for the quarter ended September 30, 1999 compared to $171,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses totaled $4.8 million (restated) compared to $197,000 for the nine months ended September 30, 1998. The expense for the nine months ended September 30, 1999 consists primarily of $2.7 million for salaries, benefits and recruiting, $400,000 provision for settlement of certain legal disputes, $320,000 for facilities rent and utilities, $800,000 (restated) for professional fees and $150,000 for depreciation.

INTEREST EXPENSE

Interest expense was $79,000 for the quarter ended September 30, 1999 compared to zero for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, interest expense totaled $213,000 compared to $2,500 for the nine months ended September 30, 1998. Interest expense is from a note payable to stockholder and was paid off in conjunction with the settlement of legal disputes described in Note 8.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents and trading securities totalling $37.5 million. On June 24, 1999, the Company raised approximately $42.4 million, net of offering costs, through an initial public offering (IPO) of its common stock and during July 1999 the Company raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to its underwriters to cover overallotments from the IPO. Prior to the IPO, the Company primarily financed its operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder (repaid from proceeds of the IPO) and approximately $2.7 million advanced from the Company's co-founder and former Chief Executive Officer (which has been repaid).

Net cash used in operating activities was $13.6 million for the nine months ended September 30, 1999 and $333,000 for the comparable period in 1998. Net cash used by operations for the 1999 period consisted of the net loss of $21.7 million (restated) and an increase in prepaid expenses of $4.5 million (restated) offset by a non-cash expense for stock based compensation of $4.9 million (restated) and changes in assets and liabilities, primarily from a decrease in deposits receivable of $1.5 million, an increase in accounts payable, of $2.4 million and an increase in accruals of $2.8 million. Net cash used in operations for the 1998 period primarily resulted from a $5.4 million loss offset by a $5.0 million non-cash expense for stock based compensation.

Net cash used in investing activities was $29.5 million (restated) for the nine months ended September 30, 1999 and $153,000 for the comparable period in 1998. The majority of the increase in 1999 is attributed to $27.8 million in net purchases of trading securities and $1.6 million for the purchase of fixed assets. For the 1998 period the amount was used for the purchase of fixed assets and issuance of forgiveable loans.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  See description of legal proceedings in Note 8 to the Notes to Financial Statements contained herein.

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

                                   SIGNATURES



Date              April 14, 2000           Signature /s/ Gary L. Trujillo
                                                    ----------------------------
                                           Gary L. Trujillo
                                           President


Date              April 14, 2000           Signature /s/ Juan C. Galan
                                                    ----------------------------
                                           Juan C. Galan
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
10.1                       Agreement with Estefan Enterprises, Inc.(1)
10.2                       Registration Rights Agreement with Estefan Enterprises, Inc.(1)
27.1                       Financial Data Schedule

-----------

(1)  Previously Filed