Form 10-Q
period 2000-03-31
QUEPASA COM INC
filed 2000-05-15
CIK 1078099

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER: 0-25565

                                QUEPASA.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                      84-0879433
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

  ONE ARIZONA CENTER, 400 E. VAN BUREN                      85004
        4TH FLOOR, PHOENIX, AZ                          (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 602-716-0100

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding shares of the registrant's Common Stock as of May 12, 2000 was approximately 18,833,305 shares.


================================================================================

                               QUEPASA.COM, INC.

                                     INDEX

PART I.          FINANCIAL INFORMATION                                                                           PAGE NO.

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 2000, (unaudited) and December 31, 1999............3

             Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000, (unaudited) and the Three Months Ended
              March 31, 1999 (unaudited)...........................................................................4

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999 (unaudited)..................................................................5

             Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations -- Risk Factors............................................................12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................................23

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.....................................................................................24

Item 6.      Exhibits and Reports on Form 8-K......................................................................24

Signatures.........................................................................................................25

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,     DECEMBER 31,
                                                                   2000          1999
                                                                (UNAUDITED)
                                                              -------------- -------------
 ASSETS
 Current assets:
   Cash and cash equivalents..............................    $  5,111,885   $  6,961,592
   Trading securities.....................................      17,345,392     22,237,656
   Accounts receivable (net of allowance for doubtful
      accounts of $6,638 and $4,813, respectively)........         416,920        297,170
   Forgivable loans.......................................         276,667        368,042
   Prepaid expenses.......................................       6,513,301      5,761,494
   Other current assets...................................       6,715,890            --
                                                              ------------   -----------
           Total current assets...........................      36,380,055     35,625,954
 Property and equipment, net..............................       2,219,857      2,051,103
 Goodwill, net ...........................................      19,947,364            --
 Other assets.............................................         985,680        153,743
                                                              ------------   ------------
 Total assets.............................................    $ 59,532,956   $ 37,830,800
                                                              ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable.......................................    $  4,571,197   $  2,775,347
   Accrued liabilities....................................         647,518      3,023,984
   Interest payable.......................................          21,970             --
   Deferred revenue.......................................          97,182         85,417
                                                                 ------------   -----------
           Total current liabilities......................       5,337,867      5,884,748
 Long-term notes payable..................................       2,149,054             --

 Redeemable common stock..................................       2,000,000      2,000,000

 Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, no par
   value, -- none issued or outstanding...................             --             --
 Common stock, authorized 50,000,000 shares, $0.001 par
   value; issued and outstanding 17,742,790 shares and
   14,536,058 shares, respectively........................          17,743         14,536
 Additional paid-in capital...............................     101,146,683     70,709,010
 Deferred advertising services............................      (4,658,640)    (5,000,000)
 Accumulated deficit......................................     (46,459,751)   (35,777,494)
                                                              ------------   ------------
           Total stockholders' equity.....................      50,046,035     29,946,052
                                                              ------------   ------------
 Total liabilities and stockholders' equity ..............    $ 59,532,956   $ 37,830,800
                                                              ============   ============


     See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   THREE MONTHS ENDED MARCH 31,
                                                     2000                1999
                                                 ------------        -----------
Gross revenue................................... $    921,246        $        --
Less commissions................................      (64,661)                --
                                                 ------------        -----------
Net revenue.....................................      856,585                 --
Operating expenses:
   Product and content development expenses.....    1,720,420            186,691
   Advertising and marketing expenses...........    7,328,222          2,062,607
   General and administrative expenses..........    1,693,515          1,429,299
   Amortization of goodwill.....................    1,079,391                 --
                                                 ------------        -----------
          Total operating expenses..............   11,821,548          3,678,597
                                                 ------------        -----------
Loss from operations............................  (10,964,963)        (3,678,597)
Other income (expense):
  Interest expense..............................      (31,358)           (20,000)
  Interest income and other.....................      433,213             15,378
  Unrealized loss on trading securities.........     (119,149)                --
                                                 ------------        -----------
Other income (expenses), net....................      282,706             (4,622)
                                                 ------------        -----------
Net loss........................................ $(10,682,257)       $(3,683,219)
                                                 ============        ===========
Net loss per share, basic and diluted........... $       (.68)       $      (.41)
                                                 ============        ===========
Weighted average number of shares
outstanding, basic and diluted..................   15,607,188          9,075,833
                                                 ============        ===========



     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                              2000               1999
                                                          ------------        -----------
  Cash flows from operating activities:
    Net loss ..........................................   $(10,682,257)       $(3,683,219)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization ..................      2,275,402             28,694
       Stock based compensation .......................         20,546            479,000
       Unrealized gain or loss on trading
        securities ....................................        119,149                 --
       Short-term gains or losses on trading
        securities ....................................         (2,820)                --
       Increase (decrease) in cash resulting
        from changes in assets and liabilities:
         Sale of trading securities, net ..........          4,775,935                 --
         Accounts receivable ..........................       (119,750)                --
         Prepaid expenses .............................     (1,093,807)           456,714
         Other assets .................................     (6,710,890)           (51,192)
         Accounts payable .............................      1,692,311            317,214
         Accrued liabilities ..........................     (2,357,396)            95,142
         Deferred revenue .............................         11,765                 --
                                                          ------------        -----------
            Net cash used in operating activities .....    (12,071,812)        (2,357,647)
                                                          ------------        -----------
  Cash flows from investing activities:
    Forgivable loans ..................................        (82,000)           (35,165)
    Cash paid for acquisitions ........................       (238,793)                --
    Cash received in acquisition of eTrato ............        578,730                 --
    Purchase of fixed assets ..........................       (161,805)          (510,301)
                                                          ------------        -----------
            Net cash (used in) provided by
              investing activities ....................         96,132           (545,466)
                                                          ------------        -----------

  Cash flows from financing activities:
    Stock subscription receivable .....................             --            125,000
    Net proceeds from issuance of stock ...............     10,000,000                 --
    Proceeds from the exercise of stock options .......        347,302                 --
    Proceeds from draws on line of credit .............         12,286          2,000,000
    Payment on note payable ...........................       (233,615)                --
    Accrued commissions ...............................             --           (191,144)
    Stock subscription ................................             --           (337,500)
    Deferred initial public offering costs ............             --           (342,441)
                                                          ------------        -----------
            Net cash provided by financing
              activities ..............................     10,125,973          1,253,915
                                                          ------------        -----------
  Net decrease in cash and cash equivalents ...........     (1,849,707)        (1,649,198)
  Cash and cash equivalents, beginning of period ......      6,961,592          2,199,172
                                                          ------------        -----------
  Cash and cash equivalents, end of period ............   $  5,111,885        $   549,974
                                                          ============        ===========
  Interest paid .......................................   $     12,286                 --
                                                          ============        ===========

Supplemental disclosure of non-cash operating, financing and investing activities:






 THREE MONTHS ENDED MARCH 31, 2000                                          2000        1999
                                                                         -----------  --------
 Barter transactions......................                               $   304,000        --
                                                                         ===========  ========
 Notes payable assumed in acquisitions...............                    $ 2,370,383        --
                                                                         ===========  ========
 Issuance of stock in acquisitions.......................                $20,073,032        --
                                                                         ===========  ========

     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(1) THE COMPANY

    Quepasa.com, inc. (the Company), a Nevada Corporation, was incorporated in June 1997. The Company is a Hispanic Internet portal and community. Quepasa.com offers a number of services such as a search engine, Spanish-language news feeds, free Web pages, worldwide weather information, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to their Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company is targeted to provide users with information and interactive content centered on the Spanish language.

    The Company has not had any significant revenue and there is no assurance that the Company will generate significant revenue or earn profits in the future.

(2)      BASIS OF PRESENTATION

    Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 1999.

(3) SIGNIFICANT TRANSACTIONS

    On January 26, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English, for 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share. The acquisition was accounted for using the purchase method of accounting. The Company recorded $7.8 million of goodwill in relation to this purchase, which is being amortized over a period of 3 years.

    On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user for 1,363,363 shares of the Company's common stock, half of which are held in escrow and are to be released to the seller upon attainment of agreed upon targets and a $1.3 million promissory note (Note 5). The acquisition was accounted for using the purchase method of accounting. The Company recorded $10.1 million in goodwill in relation to this purchase, which is being amortized over a period of 3 years.

    On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the U.S. Hispanic community with bilingual home buying services, for 335,925 shares of the Company's common stock. An additional 248,834 shares are held in escrow and are to be issued to the seller upon attainment of agreed upon targets. The acquisition was accounted for using the purchase method of accounting. The Company recorded $3.2 million of goodwill in relation to this purchase, which is being amortized over a period of 3 years.

    On March 30, 2000, Gateway, Inc. invested $10 million in exchange for 7.6% of quepasa.com's outstanding stock. Quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $6.7 million of computers pursuant to this agreement which are included in other current assets as of March 31, 2000. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trading Securities

    Trading securities at March 31, 2000 consist of corporate debt securities. The Company classifies its trading securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

    Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All securities held at March 31, 2000 are categorized as trading.

Revenue Recognition

    The Company's revenues are derived principally from the sales of banner advertisements and sponsorships. The Company sells banner advertising primarily on a cost-per-thousand impressions, or "CPM" basis, under which advertisers and advertising agencies receive a guaranteed number of "impressions," or number of times that an advertisement appears in pages viewed by users of the Company's Web site, for a fixed fee. The Company's contracts with advertisers and advertising agencies for these types of contracts cover periods ranging from one to twelve months. Advertising revenues are recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.

    The Company also derives revenues from the sale of sponsorships for certain areas or an exclusivity for certain areas within our Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.

    The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided or received; whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended March 31, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $304,000 and $0, respectively.

Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the related improvements. Expenditures for repairs and maintenance are charged to operations as incurred and improvements which extend the useful lives of the assets are capitalized.

Product and Content Development

    Costs incurred in the classification and organization of listings within the Company's Web site and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs incurred during the application development stage are capitalized. Based upon the Company's product development process, and the constant modification of the Company's Web site, costs incurred by the Company during the application development stage have been insignificant.

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

Fair Value of Financial Instruments

    The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, forgiveable loans, accounts payable, and accrued liabilities approximates fair market value because of the short term nature of the instruments. The fair market value of the Company's debt instruments are based on the amount of future cash flows associated with a cash instrument using the Company's borrowing rate.

    The terms of the Company's note payable approximates the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Stock-based Compensation

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

    The Company uses one of the most widely used option pricing models, the Black-Scholes model (Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

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

Advertising Costs

    Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

Segment Reporting

    The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company's initial focus is on the U.S. Hispanic market, with substantially all of the Company's assets in and revenues originating from the United States. With the exception of Star Travel, Net2Phone, News Surfer and Zona Financiera, representing 27%, 15%, 11%, and 10% of gross revenue respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

(5) NOTES PAYABLE

    A summary of notes payable at March 31, 2000 and December 31, 1999 follows:

                                                     March 31,      December 31,
                                                       2000            1999
                                                     ---------      ------------
Unsecured note payable with interest at
  6.35% due on February 28, 2002, paid
  May 8, 2000                                       $1,250,000             --

Note payable with interest at prime +2%
  due on December 31, 2001 secured by
  tangible and intangible assets, paid
  May 8, 2000                                          899,054             --
                                                    ----------      ------------
Total long-term notes payable                       $2,149,054             --
                                                    ==========      ============

(6) COMMITMENTS

Advertising Contracts

    In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. This agreement also provides that we will collaborate regarding online content development, co-branded marketing promotions and other complementary aspects of our businesses. As of March 31, 2000, the Company's unused advertising credit amounted to $4.7 million.

    In March 1999, the Company entered into a sponsorship agreement with the Arizona Diamondbacks. A director of the Company serves as the Arizona Diamondbacks' Chief Executive Officer and General Manager. Under this agreement, the Company will receive English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for the 2000 season for a sponsorship fee of $1.5 million which is payable during 2000. The $1.5 million sponsorship fee is recognized as expense ratably over the 2000 baseball season. The Company paid $500,000 and recognized $216,000 in expense for the period ended March 31, 2000.

    The Company is obligated to pay $2.0 million in 2000 under an agreement with Estefan Enterprises, Inc. (Estefan). In addition, if the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return 156,863 shares of the Company's common stock (issued to Estefan in September, 1999) to the Company in exchange for $2.0 million cash. As of March 31, 2000, the Company has paid $1.5 million of the year 2000 obligation.

Internet Access Agreement

    On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. (NetZero), where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session (user session fees). We are also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. In the event we have paid an aggregate of $6 million for user session fees we are obligated to spend an additional $1 million for CD's.

(7) CONTINGENCIES

Legal Proceedings

    The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings to which it is a party will not in the aggregate have a material adverse effect on the Company's business or financial condition.

(8) LOSS PER SHARE

    A summary of the reconciliation from basic loss per share to diluted loss per share follows for the three months ended March 31, 2000 and 1999.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2000           1999
                                                                -------------  ---------
                        Loss available to common stockholders   $(10,682,257)   $(3,683,219)
                        Basic EPS-weighted average shares
                          Outstanding........................     15,607,188      9,075,833
                                                                ============    ===========
                        Basic and diluted loss per share.....   $       (.68)   $      (.41)
                                                                ============    ===========
                        Stock options not included in diluted
                          EPS since antidilutive...............    6,561,359      1,463,000
                                                                ============    -----------

(9)  SUBSEQUENT EVENTS

    On May 9, 2000 the Company announced that it would be reducing its workforce by approximately one third over the next 60 days as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company will record the costs associated with the workforce reduction in its second fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS

    This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1., Financial Statements, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Item 3, Quantitative and Qualitative Disclosures about Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

    Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

    - we may lose members or fail to grow our member base;

    - we may not successfully integrate new members or assets obtained through acquisitions;

    - we may fail to compete with existing and new competitors;

    - we may not be able to sustain our current growth;

    - we may not adequately respond to technological developments impacting the Internet;

    - we may fail to identify and correct problems associated with system migration and

    - we may not be able to find needed financing.

    This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Quarterly Report on Form 10-Q under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors", "Item 3, Quantitative and Qualitative Disclosures about Market Risk" and our other SEC filings and our press releases.

    The following discussion of our financial condition and results of operations for the three months ended March 31, 2000 and 1999 should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

OVERVIEW

    We commenced operations on June 25, 1997. The operations for the period June 25, 1997 through May 1998 were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 to present, we were engaged primarily in content development and acquisition. In May 1999, we launched our first media-based branding and advertising campaign in the United States. Significant revenues did not commence until the fourth quarter of 1999. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance. We currently expect to continue investing in marketing and advertising and content development. As a result of these factors, we expect to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

THE QUEPASA.COM COMMUNITY

    Quepasa.com is a Bilingual (Spanish/English) Internet portal and online community launched in November of 1998, focused initially on the U.S. Hispanic market. We provide users with information and interactive content centered around the Spanish language. Because the language preference of many acculturated U.S. Hispanics is English, we also offer our users the ability to access information and services in the English language. We draw viewers to our Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Our online community includes a search engine, free e-mail, Spanish and English-language news feeds, chat rooms, message boards, auction and e-commerce sites. We anticipate that our principal source of revenue will be fees paid by third parties for advertising their products and services on our Web site, sponsorship revenue for specific areas within our Web site, auction revenue from our recent acquisition of eTrato.com, e-commerce revenues from our recent acquisitions of credito.com and realestateespanol.com and through other acquisitions and partnerships.

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

    Search Engine. The quepasa.com search engine helps users find information on the Web by searching through quepasa.com's index of Web documents. Our search technology is provided by Inktomi which enables us to provide customers with a variety of online search services.

    Free E-Mail, Chat and Message Board Features. quepasa.com offers free e-mail and free Web community services that consist of chat services and message boards. These features enable users to discuss topics of mutual interest by participating in ongoing discussions or by creating their own topics for discussion.

    24 Hour Real-time News, Weather, Maps and Games. quepasa.com offers worldwide news coverage from Associated Press, Reuters and Hispanic Business Magazine including worldwide editorialized, topical news covering areas of special interest to Hispanic users (in Spanish and English), as well as a Spanish and English-language news feed that we format and edit internally to provide broad coverage of news that is of special interest to Hispanic users. Our users are also able to search a database of archived news stories over the prior 30-day period. Through an agreement with WeatherLabs, we offer worldwide weather information, including real time weather reports and forecasts, for 5,000 U.S. and 2,400 international cities. We were the first to offer maps and door-to-door driving directions in both Spanish and English in connection with a partnership with MapQuest Global Corporation and a bilingual "yellow-pages" directory through a partnership with MapQuest.com Inc. We also offer several internally developed games on our Web site for free.

    Other Services. We will offer our members unified messaging, PC-to-phone and calling card services as part of an agreement with Net2Phone. Through an agreement with GlobalEnglish Corporation we offer English language online learning to our members and through an agreement with X:Drive, we offer free Internet hard drive space.

    On-line Auctions

    Our goal is to become the most popular auction community for Hispanic Internet users. On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user for 681,818 shares of the Company's common stock. Our acquisition of eTrato.com will enable us to move toward this goal. eTrato.com is an online, auction community that:

    - facilitates transactions from consumer-to-consumer, business-to-consumer and business-to-business;

    - links Hispanic buyers and sellers of goods and services;

    - aids transactions with online tools for payment and fulfillment and

    - provides a secure and easy to understand environment for conducting e-business.

    Members of the eTrato.com community can list products or services in the site's online auction or classifieds section in Spanish, English or both. If users request, eTrato.com will translate to either language, for a small fee. Some of the features of the site include escrow payment services, customs and shipping estimates and options, currency conversion tools, chat and discussion forums, a trading resource center and directory, advanced auction functions such as image hosting, user ratings and bulk item uploading and specialized business-to-business areas with sealed bid and reverse auction formats. eTrato.com will also have live online customer service in order to help users have a positive first experience. We expect online auction revenue from the following sources:

    - revenue splits on the sale of value-added trading services (e.g. escrow and freight forwarding);

    - premium service fees and premium listing upgrades providing the seller with more prominent ad space

    - the auctioning of our own products through the site;

    - fees paid by third parties for advertising their products and services on the site; and

    - translation services.

    It is estimated that the volume of auction-based or market-priced Internet commerce transactions is close to $4 billion, or 10% of total Internet trading today. Projections are for this number to grow to nearly $129 billion and 29% of the market by the year 2002. We are unaware of any companies which have successfully targeted the Spanish-language segment of this market. While the online trading market and in particular the auction market is very competitive, we believe that eTrato.com's Spanish/English language advantage represents an attractive alternative for Hispanic users.

On-line Financing and Real Estate Services

    On January 28, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English for 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share. Credito.com, will provide our members with information, interactive tools and resources to help them build and manage their credit needs and will provide a secure and easy process to apply for a wide variety of credit products and services. The site will also provide lenders with the opportunity to communicate with credit educated customers using its consumer profiling and marketing technologies. We will offer our members the ability to apply for mortgage loans, credit cards, auto finance loans, home equity loans and student loans.

    On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services for 335,925 shares of the Company's common stock. RealEstateEspanol.com has been designated the official internet site of the National Association of Hispanic Real Estate Professionals (NAHREP). Quepasa.com members will be able to search for a real estate agent, access school information, take virtual tours, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.


RESULTS OF OPERATIONS

Introduction

    The Company derives its net revenues from three principal sources: advertising on our Website; sales of sponsorships for different areas within our Website; and e-commerce related revenue. The Company's principle expenses are:
Product and Content Development; Marketing and Advertising; General and Administrative expense; and Amortization of Goodwill.

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1999

    Our results of operations for the three months ended March 31, 2000 were characterized by increased expenses that more than offset revenue growth during the period. We reported a net loss of $10.7 million for the three months ended March 31, 2000, compared to a net loss of $3.7 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the Net Zero partnership, our number of registered users increased 67% to approximately 350,000 as of March 31, 2000 from 210,000 as of December 31, 1999. Our monthly impressions increased 144% during the three months ended March 31, 2000 to 58.7 million from 24.1 million as of December 31, 1999.

Net Revenues

    Net Revenue increased 100% to $857,000 for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the three months ended March 31, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. Approximately, 65% of the gross revenue was generated from banner advertising and 35% was generated from sponsorship agreements. With the exception of Star Travel, Net2Phone, News Surfer.com and Zona Financiera, representing 27%, 15%, 11% and 10% of gross revenue respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenues are recognized ratably over the term of the agreement. During the three months ended March 31, 2000, we recognized $304,000 of barter revenue which is included in the amounts noted above.

Operating Expenses

    Product and Content Development Expenses. Our product and content development expenses increased 822% to $1.7 million for the three months ended March 31, 2000 from $187,000 for the three months ended March 31, 1999. The period-to-period increase was principally attributable to:

    - an increase in personnel costs relating to the development of content and technological support to $839,000 for the three months ended March 31, 2000 from $68,000 for the three months ended March 31, 1999;

    - an increase in expenses for telecommunications links to $143,000 for the three months ended March 31, 2000 from $119,000 for the three months ended March 31, 1999;

    - an increase in third-party content and development expenses to $579,000 for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999.

    Advertising and Marketing Expenses. Our marketing and sales expenses increased 255% to $7.3 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. This increase was principally attributable to:

      - an increase in marketing and sales personnel costs to $598,000 for the three months ended March 31, 2000 from $30,000 for the three months ended March 31, 1999;

      - an increase in the amortization of advertising agreements amounting to $1.5 million for the three months ended March 31, 2000 from $423,000 for the three months ended March 31, 1999;

      - an increase in advertising expenditures amounting to $2.8 million expended on the maintenance of brand awareness for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999 and

      - the initial expenditures related to the Net Zero campaign amounting to $2.0 million, comprised of $1.2 million in production expenses and $750,000 for CD distribution and other related expenses.

    General and Administrative Expenses. Our general and administrative expenses increased 18% to $1.7 million for the three months year ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. This increase was principally attributable to an increase in professional fees to $407,000, in depreciation and rent to $312,000 and an increase in other office and related expenses to $490,000 for the three months ended March 31, 2000 from $150,000, $77,000 and $123,000 for the three months ended March 31, 1999. These increases were partially offset by a 96% decrease in stock based compensation to $21,000 for the three months ended March 31, 2000 compared to $479,000 for the three months ended March 31, 1999. Stock Based compensation for the three months ended March 31, 2000 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three months ended March 31, 1999 consisted primarily of employee stock options vesting immediately.

    Amortization of Goodwill. During the three months ended March 31, 2000, the Company completed the acquisition of eTrato.com, credito.com and RealEstateEspanol.com. These three acquisitions were accounted for using the purchase method of accounting. The Company recorded approximately $21 million of goodwill in relation to these acquisitions, amortized over a period of three years. Amortization of goodwill amounted to $1.1 million for the three months ended March 31, 2000.

    Other Income (Expense). Other income (expense), which primarily consists of interest income, unrealized gains or losses and short-term gains or losses on trading securities, offset by interest expense increased 6,217% to $283,000 for the three months ended March 31, 2000 from $(4,600) for the three months ended March 31, 1999. This change resulted primarily from interest income and short-term gains on trading securities purchased with the remaining proceeds of the June 1999 initial public offering.




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

    As of March 31, 2000, we had $5.1 million in cash and cash equivalents and $17.3 million in short-term investments. These resources are principally the remaining funds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs and an additional $6.3 million, net of offering costs, from the exercise in July 1999 of an option granted to our underwriters to cover overallotments from the IPO. In March 2000, Gateway purchased a 7.6% equity stake in the Company for $10 million.

 Net cash used in operating activities was $12.1 million for the three months ended March 31, 2000 and $2.4 million for the three months ended March 31, 1999. Net cash used by operations for the three months ended March 31, 2000 consisted of a net loss of $10.7 million, $4.8 million net proceeds from the sale of trading securities, an increase in prepaid expenses of $1.2 million, an increase in other assets of $6.7 million and a decrease in accrued liabilities of $2.4 million offset by non-cash expenses for the depreciation of fixed assets and amortization of $2.3 million, and an increase in accounts payable of $1.7 million. Net cash used in operations for the three months ended March 31, 1999 primarily resulted from a $3.7 million loss and an increase in prepaid advertising of $1.1 million offset by a decrease in deposits receivable of $1.5 million and a $479,000 non-cash expense for stock based compensation.

    Net cash provided by (used in) investing activities amounted to $96,000 for the three months ended March 31, 2000 and ($545,000) for the three months ended March 31, 1999. The increase is attributed to $579,000 in net cash obtained from newly acquired subsidiaries, partially offset by $162,000 of fixed asset purchases and $239,000 expended for deferred acquisition costs.

    Net cash provided by financing activities was $10.1 million for the three months ended March 31, 2000 and $1.3 million for the three months ended March 31, 1999. The increase is primarily attributed to the proceeds received from Gateway's $10 million purchase of a 7.6% equity stake in the Company and $347,000 from the exercise of stock options, partially offset by the $234,000 payment of a note payable assumed in the acquisition of RealEstateEspanol.com.

    On March 30, 2000, Gateway, ranked number one in 1999 in U.S. consumer PC revenue, invested $10 million in exchange for 7.6% of quepasa.com's outstanding stock. Quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which will include distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community.

    Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $258,000 for the remainder of 2000. We paid $1.5 million in the three months ended March 31, 2000 and are obligated to pay an additional $500,000 in 2000 under an agreement with Estefan Enterprises, Inc. In addition, if the closing price of our common stock on September 1, 2000 is less than $12.75 per share Estefan Enterprises will have the option to return 156,863 shares of our common stock (issued to Estefan Enterprises in September, 1999) to us in exchange for $2.0 million cash. We are required to pay $188,000 for the remainder of 2000, pursuant to the terms of our search technology licensing agreement with Inktomi which extends through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $1.2 million for the remainder of 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, Zacks, Associated Press, STATS, Inc., EFE News Services. We are required to pay $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, under a one-year agreement with NetZero, Inc. (NetZero), they will provide free internet access along with our content to the U.S. Hispanic market and we are obligated to pay a fee for their subscribers who accessed our Web site. This fee ranges from $.10 to $.15 per user session (user session fees), however, we have made an advance payment to Net Zero of $1 million and are required to maintain this advance payment deposit amount at least equal to 125% of the prior month amount due for the user session fees. We are also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. In the event we have paid an aggregated of $6 million for user session fees we are obligated to spend an additional $1 million for CD's. We are also obligated under an agreement with a company owned by a former Director to provide advertising and marketing advisory services through July 2000. The total remaining commitment under this agreement is $160,000 in 2000. We recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

    We expect to continue to incur costs, particularly sales, marketing and advertising costs, product content and development costs, general and administrative costs and technology and equipment purchase costs during the second, third and fourth quarters of 2000 in order to execute our strategic objectives. We expect to expend the largest portion of our existing capital on sales, marketing and advertising expenses and product content and development costs and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand, along with our planned cost cutting measures, will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2001, however, we believe it will be necessary for us to raise additional capital to ensure our continued operations beyond the second quarter of 2001. In the event we are not able to raise capital our ability to continue operations will be severely impacted and could include a significant reduction in our advertising spending, a reduction in our personnel and other spending cuts which could have an adverse effect on the Company. On May 9, 2000 we announced that we would be reducing our workforce by approximately one third over the next 60 days as part of management's effort to utilize its assets more efficiently. The Company will record the costs associated with the workforce reduction in the second fiscal quarter. There can be no assurance that we will be successful in raising the necessary funds or that these funds will be on terms which are beneficial to us.

SYSTEM ISSUES

    We have successfully completed our migration from a Windows NT-based platform to a Sun Solaris-based platform in March of 2000. We depend on the delivery of information over the Internet, a medium that depends on information contained primarily in electronic format, in databases and computer systems maintained by third parties and us. A disruption of third-party systems or our systems interacting with these third party systems could prevent us from delivering search results or other services in a timely manner, which could materially adversely affect our business and results of operations.

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

    These risks include, among others, our ability to:

    - expand the contents and services on our Web site;

    - maintain and increase levels of traffic on our Web site;

    - increase awareness of our quepasa.com brand;

    - attract advertisers and sponsors to our Web site;

    - generate significant revenues from e-commerce;

    - respond effectively to competitive pressure;

    - maintain our current, and develop new, strategic relationships;

    - recruit and retain personnel, including sales, content and technology personnel;

    - anticipate and adapt to developing markets;

    - upgrade and develop our systems and infrastructure;

    - respond to any failure of our network and to handle efficiently our Web traffic; and

    - manage our rapidly expanding operations.

    If we are unsuccessful in addressing these and other risks, our business, financial condition and results of operations will be materially and adversely affected.

We Expect Future Losses and Will Need More Capital

    We have never been profitable. As of March 31, 2000, we had an accumulated deficit of approximately $46.5 million. Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.

We Are Subject to Risks Associated With Acquisitions

    In the first quarter of 2000, we acquired the stock of three companies. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses. Acquisitions often involve a number of special risks, including the following:

    - we may experience difficulty integrating acquired operations and personnel;

    -   we may be unable to retain acquired subscribers;

    -   the acquisition may disrupt our ongoing business;

    - we may not be able to successfully incorporate acquired technology and rights into our offerings and maintain uniform standards, controls, procedures, and policies;

    - the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

    - we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

    - our resources may be diverted in asserting and defending our legal rights.

    We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

    -   causing us to incur additional debt;

    - forcing us to accelerate amortization of expenses related to goodwill and other intangible assets;

    -   diluting our stockholders' ownership interest.

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

Our Inability to Maintain the quepasa.com Brand Will Significantly Reduce Our Revenue

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



We Will be Adversely Affected if the Internet Does Not Become a More Widely Accepted as a Medium for Advertising and E-commerce

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

    No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and we can give no assurance that such standards will be developed or adopted sufficiently to sustain Web-based advertising as a significant advertising medium. We cannot give assurances that banner advertising, the predominant revenue producing mode of advertising currently used on the Web, will be accepted as an effective advertising medium or that we can effectively transition to any other forms of Web-based advertising, should they develop. Software programs are available that limit or remove advertisements from an Internet user's desktop. This software, if generally adopted by users, may materially and adversely affect Web-based advertising.

Our Web Site Operations Could Be Impaired if We Lose the Services of Third Party Technology and Content Providers

    Our business depends upon third parties, including providers of technology, infrastructure, content and features.

    We supplement our Web site directory listings with Web search results provided by Inktomi under a non-exclusive agreement. We depend upon Inktomi for ongoing maintenance and technical support to ensure accurate and rapid presentation of search results to users of our Web site. Termination of our relationship with Inktomi or Inktomi's failure to renew our agreement upon expiration could result in substantial additional costs to us in developing or replacing technology. We also rely on GTE for our Internet and Critical Path for our e-mail connections. Any interruption in the Internet access provided by GTE or any other provider of access could disrupt our Web site operations and impair relations with our users.

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

    The number of pages of information transmitted over our network, commonly referred to as "page views," has continued to increase over time. We are actively trying to increase our level of page views. As a result, our network must accommodate a high volume of traffic, often at unexpected times. We have experienced periodic capacity constraints in terms of our ability to serve our increasing user volumes. In addition, we have had reliability problems with two of our internally developed applications, chat and e-mail, and as a result we are currently outsourcing these two applications. We are in the process of improving our network infrastructure to ensure that we will be able to handle future increases in traffic. We have migrated our platform and our applications to a Unix platform using Sun Microsystems servers. Any break in the continuous operations of our network could have a material adverse effect on our operating expenses, our brand and our business.

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

Competition For Internet Users May Limit Traffic On, and the Value of Our Web
Site

    The market for Internet products and services and the market for Internet advertising and electronic commerce arrangements are extremely competitive, and we expect that competition will continue to intensify. There are many companies that provide Web sites and online destinations targeted to Spanish-language Internet users. Competition for visitors, advertisers and e-commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of services and features provided and the quality of support. Our primary competitors are other companies providing portal or other online services, especially to Spanish-language Internet users such as StarMedia, Terra Network, El Sitio, Yahoo! Espanol, America Online Latin America, Yupi, Prodigy and Microsoft networks in Latin America, Mexico and Spain. Most of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. Our competitors may offer Internet products and services that are superior to ours or that achieve greater market acceptance. There can be no assurance that competition will not limit traffic on, and the value of, our Web site.

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

Future Sales of our Common Stock or Shares Issuable upon Exercise of Stock Options Could Adversely Affect our Stock Price and Our Ability to Raise Funds in New Stock Offerings

    As of the date of this filing, we have 18,833,305 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. Currently, there are outstanding stock options or common stock purchase warrants to acquire 6,512,109 of common stock at exercise prices ranging from $1 to $19.80 per share, including 2,565,313 common stock purchase warrants subject to demand and piggy-back registration rights.

EMPLOYEES

    As of March 31, 2000, we had 104 employees, including our five executive officers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not have any derivative financial instruments as of March 31, 2000. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material. We do not believe that we are exposed to any significant market risk for market rate changes to our notes payable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 9, 2000 the Company announced that it would be reducing its workforce by approximately one third over the next 60 days as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company will record the costs associated with the workforce reduction in its second fiscal quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     b. Reports on Form 8-K:

          (1) On January 21, 2000, the Company filed a report on Form 8-K announcing that it had replaced Deloitte & Touche LLP with KPMG LLP as its independent accountants.

          (2) On January 28, 2000, the Company filed a report on Form 8-K announcing the closing of its acquisition of credito.com, Inc.

          (3) On February 11, 2000, the Company filed a report on Form 8-K announcing the closing of its acquisition of eTrato.com, Inc.

          (4) On March 17, 2000, the Company filed a report on Form 8-K announcing the closing of its acquisition of RealEstateEspanol.com, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 15, 2000.

                                    quepasa.com, inc.

                                    By: /s/   GARY L. TRUJILLO
                                       --------------------------------------
                                    Name:  Gary L. Trujillo
                                    Title: President, Chief Executive Officer
                                           and Chairman of the Board of
                                           Directors (Principal Executive
                                           Officer)


                                    By: /s/   JUAN C. GALAN
                                       --------------------------------------
                                    Name:  Juan C. Galan
                                    Title: Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS
-------         ---------------------------------
20.1                     News Release dated May 9, 2000
27.1                     Financial Data Schedule