Form 10-Q
period 2000-06-30
QUEPASA COM INC
filed 2000-08-14
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding shares of the registrant's Common Stock as of August 14, 2000 was approximately 18,693,942 shares.

                                QUEPASA.COM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2000
          (unaudited) and December 31, 1999.............................     3

         Condensed Consolidated Statements of Operations for the
          Three Months Ended June 30, 2000, and 1999 (unaudited)
          and the Six Months Ended June 30, 2000  and 1999 (unaudited)..     4

         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999 (unaudited)...............     5

         Notes to Condensed Consolidated Financial Statements...........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations -- Risk Factors.....................    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    22

Item 6.  Exhibits and Reports on Form 8-K...............................    22

Signatures..............................................................    23

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,           DECEMBER 31,
                                                              2000                1999
                                                           (UNAUDITED)
                                                          -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................   $   3,924,134       $   6,961,592
  Trading securities ..................................      10,044,184          22,237,656
  Accounts receivable (net of allowance for doubtful
     accounts of  $191,308 and $6,638, respectively) ..         362,261             297,170
  Forgivable loans ....................................          93,167             368,042
  Prepaid expenses ....................................       2,096,481           5,761,494
  Other current assets ................................       6,721,890                --
                                                          -------------       -------------
          Total current assets ........................      23,242,117          35,625,954
Property and equipment, net ...........................       2,015,191           2,051,103
Goodwill, net .........................................      18,195,137                --
Other assets ..........................................         968,993             153,743
                                                          -------------       -------------
Total assets ..........................................   $  44,421,438       $  37,830,800
                                                          =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ....................................   $   1,616,541       $   2,775,347
  Accrued liabilities .................................         388,417           3,023,984
  Deferred revenue ....................................          15,417              85,417
                                                          -------------       -------------
          Total current liabilities                           2,020,375           5,884,748

Redeemable common stock                                            --             2,000,000

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares, no par
  value, -- none issued or outstanding ................            --                  --
Common stock, authorized 50,000,000 shares,
  $ 0.001 par value; issued
  and outstanding 18,850,805 shares
  and  14,536,058 shares, respectively ................          17,763              14,536
Additional paid-in capital ............................     101,187,708          70,709,010
Deferred advertising services .........................      (4,629,230)         (5,000,000)
Accumulated deficit ...................................     (54,175,178)        (35,777,494)
                                                          -------------       -------------
          Total stockholders' equity ..................      42,401,063          29,946,052
                                                          -------------       -------------
Total liabilities and stockholders' equity ............   $  44,421,438       $  37,830,800
                                                          =============       =============


     See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                          2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
Gross revenue ..................................      $  1,266,514       $     16,562       $  2,187,760       $     16,562
Less commissions ...............................           (74,873)            (8,119)          (139,534)            (8,119)
                                                      ------------       ------------       ------------       ------------
Net revenue ....................................         1,191,641              8,443          2,048,226              8,443
Operating expenses:
   Product and content development .............         1,777,581            278,872          3,498,001            465,563
   Advertising and marketing ...................         4,106,660          3,062,841         11,434,882          5,125,448
   General and administrative ..................         1,701,486          6,320,117          3,395,001          7,749,416
   Amortization of goodwill ....................         1,752,228               --            2,831,619               --
                                                      ------------       ------------       ------------       ------------
          Total operating expenses .............         9,337,955          9,661,830         21,159,503         13,340,427
                                                      ------------       ------------       ------------       ------------
Loss from operations ...........................        (8,146,314)        (9,653,387)       (19,111,277)       (13,331,984)
Other income (expense):
  Interest expense .............................           (19,889)          (113,122)           (51,247)          (133,122)
  Interest income and other ....................           468,736              2,568            899,129             17,946
  Short-term gain on trading securities ........              --                 --                2,820               --
  Unrealized gain (loss) on trading securities             (17,960)             1,053           (137,109)             1,053
                                                      ------------       ------------       ------------       ------------
Other income (expenses), net ...................           430,887           (109,501)           713,593           (114,123)
                                                      ------------       ------------       ------------       ------------
Net loss .......................................      $ (7,715,427)      $ (9,762,888)      $(18,397,684)      $(13,446,107)
                                                      ============       ============       ============       ============
Net loss per share, basic and diluted ..........      $       (.43)      $       (.98)      $      (1.10)      $      (1.42)
                                                      ============       ============       ============       ============

Weighted average number of shares
outstanding, basic and diluted .................        17,751,592          9,920,338         16,679,390          9,500,419
                                                      ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                       2000               1999
                                                                   ------------       ------------
Cash flows from operating activities:
  Net loss ..................................................      $(18,397,684)      $(13,446,107)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization ..........................         4,520,053             60,924
     Stock based compensation ...............................            41,092          4,864,270
     Consulting services received in
         exchange for stock .................................              --              550,000
     Unrealized (gain) loss on trading
         securities .........................................           137,109             (1,053)
     Short-term (gain) loss on trading
         securities .........................................            (2,820)              --
     Increase (decrease) in cash resulting
      from changes in assets and liabilities:
       Sale (purchase) of trading securities, net ...........        12,059,183        (27,495,988)
       Accounts receivable ..................................           (65,091)              --
       Prepaid expenses .....................................           823,013           (996,383)
       Other assets .........................................        (6,716,890)         1,505,132
       Accounts payable .....................................          (762,345)           942,033
       Accrued liabilities ..................................        (2,638,467)             4,844
       Amortization of deferred advertising credit ..........            29,410               --
       Deferred revenue .....................................           (70,000)              --
                                                                   ------------       ------------
          Net cash used in operating activities .............       (11,043,437)       (34,012,328)
                                                                   ------------       ------------
Cash flows from investing activities:
  Forgivable loans ..........................................           (87,000)           (25,997)
  Cash paid for acquisitions ................................          (238,793)              --
  Cash received in acquisition of eTrato ....................           578,730               --
  Purchase of fixed assets ..................................          (244,376)          (543,991)
                                                                   ------------       ------------
          Net cash (used in) provided by investing activities             8,561           (569,988)
                                                                   ------------       ------------

Cash flows from financing activities:
  Stock subscription receivable .............................              --              125,000
  Net proceeds from issuance of stock .......................        10,000,000         42,368,300
  Proceeds from the exercise of stock options ...............           367,801               --
  Proceeds from draws on line of credit .....................            12,286
  Issuance (payment) of notes payable .......................        (2,382,669)         2,245,081
  Accrued commissions .......................................              --             (215,233)
  Stock subscription ........................................              --             (337,500)
                                                                   ------------       ------------
          Net cash provided by financing activities .........         7,997,418         44,185,648
                                                                   ------------       ------------
Net increase (decrease) in cash and cash equivalents ........        (3,037,458)         9,603,332
Cash and cash equivalents, beginning of period ..............         6,961,592          2,199,172
                                                                   ------------       ------------
Cash and cash equivalents, end of period ....................      $  3,924,134       $ 11,802,504
                                                                   ============       ============

Supplemental Statement of Cash Flows Information:

Interest paid ...............................................      $     32,175       $    133,122
                                                                   ============       ============
Barter transactions .........................................      $  1,168,209       $       --
                                                                   ============       ============
Notes payable assumed in acquisitions .......................      $  2,370,383       $       --
                                                                   ============       ============
Stock issued for advertising credits ........................      $       --         $  5,687,500
                                                                   ============       ============
Issuance of stock in acquisitions ...........................      $ 20,073,032       $       --
                                                                   ============       ============


See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(1) THE COMPANY

    Quepasa.com, inc. (the Company), a Nevada Corporation, was incorporated in June 1997. The Company is a Bilingual Hispanic Internet portal and on-line community. Quepasa.com offers a number of services in both Spanish and English such as a search engine, news feeds, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to their Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company is targeted to provide users with information and interactive content centered on the Spanish language.

    To date the Company's expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future.

(2) BASIS OF PRESENTATION

    Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheets as of December 31, 1999 was derived from our audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

(3) SIGNIFICANT TRANSACTIONS

    On January 26, 2000, we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English, for 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share. The acquisition was accounted for using the purchase method of accounting. The Company recorded $7.8 million of goodwill, which is being amortized over a period of 3 years.

    On January 28, 2000, we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user for 1,363,363 shares of the Company's common stock, half of which are held in escrow and are to be released to the seller upon attainment of agreed upon targets, and a $1.3 million promissory note. The acquisition was accounted for using the purchase method of accounting. The Company recorded $10.1 million in goodwill, which is being amortized over a period of 3 years.

    On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the U.S. Hispanic community with bilingual home buying services, for 335,925 shares of the Company's common stock. An additional 248,834 shares are held in escrow and are to be issued to the seller upon attainment of agreed upon targets. The acquisition was accounted for using the purchase method of accounting. The Company recorded $3.2 million of goodwill, which is being amortized over a period of 3 years.

    On March 30, 2000, Gateway, Inc. invested $10 million in exchange for 7.6% of quepasa.com's outstanding stock. Quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $6.7 million of computers pursuant to this agreement which are included in other current assets as of June 30, 2000. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community.

    In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement have been renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancelation of the final installment.
The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. As of March 31, 2000, amounts related to this contract were recorded as prepaid advertising and redeemable common stock and were being amortized over the term of the contract. As of June 30, 2000, the prepaid advertising relating to the Estefan agreement has been fully amortized and the issuance of the 156,863 shares of redeemable common stock has been reversed. The Company recognized $1.1 million and $2.3 million of amortization in relation to the Estefan agreement during the three and six months ended June 30, 2000, respectively.

    On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. Our workforce was 104 as of March 31, 2000 and has been reduced to 72 as of June 30, 2000.

    During the three months ended June 30, 2000 the Company announced it had retained Friedman, Billings, Ramsey & Company to explore alternatives including strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business.

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

Securities

    The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading securities at June 30, 2000 and December 31, 1999 consist of corporate debt securities.

    Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All securities held at June 30, 2000 and December 31, 1999 are categorized as trading.

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

    The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended June 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $864,000 and $0, respectively. During the six months ended June 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $1.2 million and $0, respectively.

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

Impairment of Long-Lived Assets

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value of the assets.

Fair Value of Financial Instruments

    The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, forgivable loans, accounts payable, and accrued liabilities, approximates fair market value because of the short term nature of the instruments. The fair market value of the Company's debt instruments are based on the amount of future cash flows associated with a cash instrument using the Company's borrowing rate.

Stock-based Compensation

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board "APB" Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

    The Company uses one of the most widely used option pricing models, the Black-Scholes model "Model", for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

Net Loss Per Share

    Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options and warrants are excluded because they are anti-dilutive.

Advertising Costs

    Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

Segment Reporting

    The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company's initial focus is on the U.S. Hispanic market, with substantially all of the Company's assets in and revenues originating from the United States. With the exception of Folgers, representing 34% of gross revenue for the three months ended June 30, 2000, and Folgers, Star Travel and NewsSurfer.com representing 22%, 12% and 10%, respectively, for the six months ended June 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

(5) COMMITMENTS

Advertising Contracts

    In April 1999, the Company entered into an agreement with Telemundo Network Group LLC "Telemundo". A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. As of June 30, 2000, the Company's unused advertising credit amounted to $4.6 million.

    The Company has a sponsorship agreement with the Arizona Diamondbacks major league baseball team. A director of the Company serves as the Arizona Diamondbacks' Chief Executive Officer and General Manager. Under this agreement, the Company receives English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for an annual sponsorship fee of $1.5 million which is payable during each season. The $1.5 million annual sponsorship fee is recognized as expense ratably over the baseball season. The Company recognized $649,000 and $865,000 in expense related to this agreement during the three and six months ended June 30, 2000, respectively.

Internet Access Agreement

    On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. "NetZero", where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session. We also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. This commitment was fulfilled in the first quarter of 2000.

(6) CONTINGENCIES

Legal Proceedings

    The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes, based on advice of legal counsel, that the outcome of all such pending legal proceedings to which it is a party will not in the aggregate have a material adverse effect on the Company's business or financial condition.

(7) LOSS PER SHARE

    The following table sets forth a summary of the reconciliation from basic loss per share to diluted loss per share for the three and six months ended June 30, 2000 and 1999.

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                2000              1999               2000                1999
                                           ------------       ------------       ------------       ------------
Loss available to common stockholders      $ (7,715,427)      $ (9,762,888)      $(18,397,684)      $(13,446,107)
                                           ------------       ------------       ------------       ------------
Basic EPS-weighted average shares
  outstanding .........................      17,751,592          9,920,338         16,679,390          9,500,419
                                           ============       ============       ============       ============
Basic and diluted loss per share ......    $       (.43)      $       (.98)      $      (1.10)      $      (1.42)
                                           ============       ============       ============       ============
Stock options not included in diluted
  EPS since antidilutive ..............       6,218,439          3,148,000          6,218,439          3,148,000
                                           ============       ============       ============       ============

SUBSEQUENT EVENTS

    In July 2000 the Company re-negotiated its spokesperson agreement with Estefan Enterprises. See "Significant Transactions" (Note 3) for more detail.

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

    Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

    - we may not be able to enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company;

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

    The following discussion of our financial condition and results of operations for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

THE QUEPASA.COM COMMUNITY

    Quepasa.com is a Bilingual (Spanish/English) Internet portal and online community launched in November of 1998, focused initially on the U.S. Hispanic market. We provide users with information and interactive content centered around the Spanish language. Because the language preference of many acculturated U.S. Hispanics is English, we also offer our users the ability to access information and services in the English language. We draw viewers to our Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Our online community includes, in both Spanish and English, a search engine, free e-mail, news feeds, chat rooms, message boards, auction and e-commerce sites. We anticipate that our principal source of revenue will be fees paid by third parties for advertising their products and services on our Web site, sponsorship revenue for specific areas within our Web site, auction revenue from our recent acquisition of eTrato.com, e-commerce revenues from our recent acquisitions of credito.com and realestateespanol.com and through other acquisitions and partnerships.

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

    24-Hour Real-time News, Maps and Games. quepasa.com offers worldwide news coverage from Associated Press, Reuters and Hispanic Business Magazine including worldwide editorialized, topical news covering areas of special interest to Hispanic users (in Spanish and English), as well as a Spanish and English-language news feed that we format and edit internally to provide broad coverage of news that is of special interest to Hispanic users. Our users are also able to search a database of archived news stories over the prior 30-day period. We were the first to offer maps and door-to-door driving directions in both Spanish and English in connection with a partnership with MapQuest Global Corporation and a bilingual "yellow-pages" directory through a partnership with MapQuest.com Inc. We also offer several internally developed games on our Web site for free.

    Other Services. We will offer our members unified messaging, PC-to-phone and calling card services as part of an agreement with Net2Phone. Through an agreement with GlobalEnglish Corporation we offer English language online learning to our members, and through an agreement with X:Drive, we offer free Internet hard drive space. The Company has entered into a partnership with Insight Guides, providing quepasa.com users with online resources to learn more about the rich U.S. Latino ethnic heritage. Quepasa.com members will have online access, in both English and Spanish, to Insight Guide's unique historical, cultural and travel related content for many Latin American destinations. The Company has also entered into a revenue generating alliance with StarTravel Group, who operates a full service travel portal, StarTravel.com. Through this agreement quepasa.com users will be able to access StarTravel.com in both English and Spanish. StarTravel.com is an e-commerce Internet travel portal specializing in the delivery of travel services to the U.S. Hispanic and Latin American online markets. During the three months ended June 30, 2000, quepasa.com also announced a partnership with Telemundo Network Group and the Los Angeles Police Department. Through this agreement, the Company will feature content dedicated to creating awareness among the Latino community and to solving crime.

On-line Auctions

    Our goal is to become the most popular auction community for Hispanic Internet users. On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user, for 681,818 shares of the Company's common stock. Our acquisition of eTrato.com will enable us to move toward this goal. eTrato.com is an online, auction community that:

    - facilitates transactions from consumer-to-consumer, business-to-consumer and business-to-business;

    -   links Hispanic buyers and sellers of goods and services;

    -   aids transactions with online tools for payment and fulfillment and

    - provides a secure and easy to understand environment for conducting e-business.

    Members of the eTrato.com community can list products or services in the site's online auction or classifieds section in Spanish, English or both. If users request, eTrato.com will translate to either language, for a small fee. Some of the features of the site include escrow payment services, customs and shipping estimates and options, currency conversion tools, chat and discussion forums, a trading resource center and directory, advanced auction functions such as image hosting, user ratings and bulk item uploading and specialized business-to-business areas with sealed bid and reverse auction formats. eTrato.com has live online customer service in order to help users have a positive first experience. We expect online auction revenue from the following sources:

    - revenue splits on the sale of value-added trading services (e.g. escrow and freight forwarding);

    - premium service fees and premium listing upgrades providing the seller with more prominent ad space;

    -   the auctioning of our own products through the site;

    - fees paid by third parties for advertising their products and services on the site and

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

On-line Financing and Real Estate Services

    On January 28, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English, for 681,818 shares of common stock and warrants to purchase 681,818 shares of common stock at an exercise price of $11 per share. Credito.com will provide our members with information, interactive tools and resources to help them build and manage their credit needs and will provide a secure and easy process to apply for a wide variety of credit products and services. The site will also provide lenders with the opportunity to communicate with credit educated customers using its consumer profiling and marketing technologies. We will offer our members the ability to apply for mortgage loans, credit cards, auto finance loans, home equity loans and student loans.

    On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services, for 335,925 shares of the Company's common stock. RealEstateEspanol.com has been designated the official internet site of the National Association of Hispanic Real Estate Professionals. RealEstateEspanol.com's functionality has been incorporated into the quepasa.com site and once fully developed will allow members to search for a real estate agent, access school information, take virtual tours, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.

RESULTS OF OPERATIONS

Introduction

    The Company derives its net revenues from three principal sources: advertising on our Website; sales of sponsorships for different areas within our Website; and e-commerce related revenue. The Company's principle expenses are:
Product and Content Development; Marketing and Advertising; General and Administrative; and Amortization of Goodwill.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999 and the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

    Our results of operations for the three and six months ended June 30, 2000 and 1999 were characterized by increased expenses that more than offset revenue growth during these periods. We reported a net loss of $7.7 million for the three months ended June 30, 2000, compared to a net loss of $9.8 million for the three months June 30, 1999 and reported a net loss of $18.4 million for the six months ended June 30, 2000, compared to a net loss of $13.4 million for the six months ended June 30, 1999. During the three and six months ended June 30, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the Net Zero partnership, our number of registered users increased 31% to approximately 460,000 as of June 30, 2000 from 350,000 as of March 31, 2000. Approximately 35% of total user sessions during the three months ended June 30, 2000 originated from the quepasa.com/NetZero co-branded service. Advertising impressions increased 184% during the three months ended June 30, 2000 to 167.0 million from 58.7 million for the three months ended March 31, 2000.

Net Revenues

    Net Revenue increased 14,900% to $1.2 million for the three months ended June 30, 2000 from $8,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, net revenues increased 24,900% to $2.0 million from $8,000 for the six months ended June 30, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the six months ended June 30, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions "CPM" and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. For the three and six months ended June 30, 2000, approximately, 87% and 77% of the gross revenue was generated from banner advertising and 13% and 22% was generated from sponsorship agreements. With the exception of Folgers, representing 34% of gross revenue for the three months ended June 30, 2000 and Folgers, Star Travel and NewsSurfer.com representing 22%, 12% and 10%, respectively, for the six months ended June 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenues are recognized ratably over the term of the agreement. During the three and six months ended June 30, 2000, we recognized $864,000 and $1.2 million of barter revenue respectively, which is included in the amounts noted above.

Operating Expenses

Product and Content Development Expenses. Our product and content development expenses increased 545% to $1.8 million for the three months ended June 30, 2000 from $279,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, Product and Content Development Expenses increased 651% to $3.5 million from $466,000 for the six months ended June 30, 1999. For the three and six months ended June 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in personnel costs relating to the development of content and technological support, an increase in expenses for telecommunications links, and an increase in third-party content and development expenses.

Advertising and Marketing Expenses. Our advertising and marketing expenses increased 32% to $4.1 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, Advertising and Marketing Expenses increased 124% to $11.4 million from $5.1 million for the six months ended June 30, 1999. For the three and six months ended June 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in marketing and sales personnel costs, an increase in the amortization of advertising agreements and the initial expenditures related to the Net Zero campaign comprised of production expenses, CD distribution and other related expenses. The three month period-to-period increase was partially offset by a decrease in advertising expenditures.

    General and Administrative Expenses. Our general and administrative expenses decreased 73% to $1.7 million for the three months ended June 30, 2000 from $6.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, General and Administrative Expense decreased 56% to $3.4 million from $7.7 million for the six months ended June 30, 1999. For the three and six months ended June 30, 2000, the period-to-period decrease was principally attributable to a decrease in stock based compensation partly offset by increases in professional fees, depreciation and rent, and an increase in other office and related expenses. Stock Based compensation for the three and six months ended June 30, 2000 and 1999 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three and six months ended June 30, 1999 consisted primarily of employee stock options which vested immediately.

    Amortization of Goodwill. During the six months ended June 30, 2000, the Company completed the acquisition of eTrato.com, credito.com and RealEstateEspanol.com. These three acquisitions were accounted for using the purchase method of accounting. The Company recorded approximately $21 million of goodwill in relation to these acquisitions, which is being amortized over a period of three years. Amortization of goodwill amounted to $1.8 and $2.8 million for the three and six months ended June 30, 2000.

    Other income (expense), which primarily consists of interest income, unrealized gains or losses and short-term gains or losses on trading securities, offset by interest expense, increased 492% to $431,000 for the three months ended June 30, 2000 from ($110,000) for the three months ended June 30, 1999. For the six months ended June 30, 2000, other income (expense) increased 726% to $714,000 from ($114,000) million for the six months ended June 30, 1999. This change resulted primarily from interest income and short-term gains on trading securities purchased with the remaining proceeds of the June 1999 initial public offering.

    On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. Our workforce was 104 as of March 31, 2000 and has been reduced to 72 as of the end of June 30, 2000.

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

    From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business.

    As of June 30, 2000, we had $3.9 million in cash and cash equivalents and $10.0 million in short-term investments. These resources are principally the remaining funds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs and an additional $6.3 million, net of offering costs, from the exercise in July 1999 of an option granted to our underwriters to cover overallotments from the IPO. In March 2000, Gateway purchased a 7.6% equity stake in the Company for $10 million.

    Net cash used in operating activities was $11.0 million for the six months ended June 30, 2000 and $34.0 million for the six months ended June 30, 1999. The decrease in net cash used by operations for the six months ended June 30, 2000 was primarily due to the sale of trading securities, an increase in other assets principally due to the purchase of computers pursuant to the Gateway agreement, an increase in depreciation and amortization, and a decrease in stock based compensation.

      Net cash provided by (used in) investing activities amounted to $9,000 for the six months ended June 30, 2000 and ($570,000) for the six months ended June 30, 1999. The increase is primarily attributed to net cash obtained from newly acquired subsidiaries.

    Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2000 and $44.2 million for the six months ended June 30, 1999. The decrease is primarily attributed to the proceeds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs. During the six months ended June 30, 2000, Gateway purchased a 7.6% equity stake in the Company which was partially offset by the repayment of long-term notes payable and accrued interest.

    Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $177,000 for the remainder of 2000. We paid $1.5 million in the six months ended June 30, 2000 under our spokesperson agreement with Gloria Estefan. Under the terms of the revised spokesperson agreement we are no longer obligated to pay the final installment called for in the original agreement and Estefan has agreed to return the 156,863 shares of our common stock (issued in September, 1999) and the $2 million put option originally linked to these shares has been cancelled.
We are required to pay $125,000 for the remainder of 2000 pursuant to the terms of our search technology licensing agreement with Inktomi which extends through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $619,000 for the remainder of 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, Zacks, Associated Press, STATS, Inc., EFE News Services. We are required to pay an annual fee of $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, the Company entered into a one-year agreement with NetZero, Inc. "NetZero", where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session. We also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. This commitment was fulfilled in the first quarter of 2000. We recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

    We expect to continue to incur costs, particularly sales, marketing and advertising costs, product content and development costs, general and administrative costs and technology and equipment purchase costs during the third and fourth quarters of 2000 in order to execute our strategic objectives. We expect to expend the largest portion of our existing capital on sales, marketing and advertising expenses and product content and development costs and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand, along with our planned cost cutting measures, will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2001, however, we believe it will be necessary for us to raise additional capital to ensure our continued operations beyond the second quarter of 2001. In the event we are not able to raise capital our ability to continue operations will be severely impacted and could include a significant reduction in our advertising spending, a reduction in our personnel and other spending cuts which could have an adverse effect on the Company. On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. Our workforce was 104 as of March 31, 2000 and has been reduced to 72 as of June 30, 2000. There can be no assurance that we will be successful in raising the necessary funds or that these funds will be on terms which are beneficial to us.

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

ACCOUNTING MATTERS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective June 1, 2000 and is not expected to have a material effect on the Company.

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

    These risks include, among others, our ability to:

    - enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company;

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

    - respond to any failure of our network and to handle efficiently our Web traffic and

    -   manage our rapidly expanding operations.

    If we are unsuccessful in addressing these and other risks, our business, financial condition and results of operations will be materially and adversely affected.

We Expect Future Losses and Will Need More Capital

     We have never been profitable. As of June 30, 2000, we had an accumulated deficit of approximately $54.2 million. Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. In addition, because we have generated negligible revenue and have incurred significant operating losses to date we have reduced our workforce by approximately one third in order to utilize our limited capital and assets more efficiently. As a result of the reduction in our workforce, our ability to execute our business plan and our business may be materially and adversely affected. Further, in the event we fail to generate improved revenue in the near future, we may be required to further reduce our workforce, curtail our operations and raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.


If We Fail to Consummate a Strategic Business Transaction, our Business and our Continued Viability May Be Adversely Affected

    We have retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. to consider strategic business alternatives in an effort to further enhance our competitive position and maximize shareholder value. Friedman, Billings, Ramsey & Co., has been authorized to consider a number of strategic alternatives including strategic alliances, significant equity investments in our company, and a merger or the sale of our company or significant portions of our business. There is no assurance that any transaction will be consummated or that any transaction that is approved and consummated will effectively enhance our competitive position or maximize shareholder value. If we are unable to consummate an acceptable strategic business transaction, our business and our continued viability may be materially and adversely affected.

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

    - we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire and

    - our resources may be diverted in asserting and defending our legal rights.

    We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

    -   causing us to incur additional debt;

    - forcing us to accelerate amortization of expenses related to goodwill and other intangible assets and

    -   diluting our stockholders' ownership interest.

We Will Be Unable to Generate Sufficient Revenue if Our Target Audience Does Not Accept Our Products and Services

    We have been promoting our site for less than two years and we cannot give assurances that the Spanish-speaking population will accept our products and services or that we will attract repeat users to our Web site. Because the market for our products and services is new and evolving, it is difficult to predict the future growth rate, if any, and the size of the market we have targeted. If the market develops more slowly than we expect or becomes saturated with competitors, or if our products and services are not accepted by the market, we will be unable to generate enough revenue to offset our expenses and to earn profits.

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

We Will be Adversely Affected if the Internet Does Not Become a More Widely Accepted Medium for Advertising and E-commerce

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

    We license content, including technology and related databases, from third parties for portions of our quepasa.com Web site, including news from Associated Press, Reuters, Hispanic Business and EFE News Services, stock quotes and other stock information from Zacks Investment Research and sports scores and statistics from STATS, Inc. Any errors, delays or failures experienced in connection with these third party technologies and services could have a negative effect on our relationship with users of our Web site, could materially and adversely affect our brand and our business and could subject us to liability to third parties for business negligence such as defamation or libel.

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

Our Management is Inexperienced and May Not Be Able to Manage Our Growth

    Several executive officers and members of our board of directors joined us in 1999, and none of our executive officers has extensive experience managing a rapidly growing business enterprise prior to joining the Company. Any growth we experience will place a significant strain on our management and financial resources. Any inability of our management to manage growth effectively could increase our operating expenses, impair our marketing efforts and limit the development of our Web site.

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

Competition For Internet Users May Limit Traffic On, and the Value of, Our Web Site

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

Our Stock Price is Highly Volatile

    In the past, our common stock has traded at volatile prices and it closed below $1.00 on several days during the month of August. We believe that the market price of our common stock will continue to be subject to significant fluctuations due to various factors and events that may be unrelated to our performance. If the market value of our common stock continues to close below $1.00, we could be delisted from the Nasdaq National Market. Consequently, you could find it difficult or impossible to sell your stock or to determine the value of your stock.

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

Future Sales of our Common Stock or Shares Issuable upon Exercise of Stock Options Could Adversely Affect our Stock Price and Our Ability to Raise Funds in New Stock Offerings

    As of the date of this filing, we have 18,693,942 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. Currently, there are outstanding stock options or common stock purchase warrants to acquire 3,619,676 of common stock at exercise prices ranging from $1 to $16.65 per share, including 2,565,313 common stock purchase warrants subject to demand and piggy-back registration rights.

EMPLOYEES

    As of June 30, 2000, we had 72 employees, including our five executive officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not have any derivative financial instruments as of June 30, 2000. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes, based on advice of legal counsel, that the outcome of all such pending legal proceedings to which it is a party will not in the aggregate have a material adverse effect on the Company's business or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

    b.  Reports on Form 8-K:

        (1) On April 14, 2000, the Company filed a report on Form 8-K announcing that it sold 1,428,571 shares of its common stock to Gateway Companies, Inc. ("Gateway") for $10,000,000 and that it purchased Gateway branded personal computers for $6,710,890 from Gateway.

        (2) On April 14, 2000, the Company filed an amended report on Form 8-K (initially filed on February 11, 2000) announcing the Company's acquisition of eTrato.com, inc. and to provide financial statements and pro forma financial information regarding the acquisition.

        (3) On June 14, 2000, the Company filed a report on Form 8-K announcing that it retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. to consider strategic business alternatives in an effort to further enhance the Company's competitive position and maximize shareholder value.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 14, 2000.

                               quepasa.com, inc.

                                      By:  /s/   GARY L. TRUJILLO
                                         ---------------------------------------
                                      Name:  Gary L. Trujillo
                                      Title: President, Chief Executive Officer
                                      and Chairman of the Board of
                                      Directors (Principal Executive
                                      Officer)

                                      By:  /s/   JUAN C. GALAN
                                         ---------------------------------------
                                      Name:  Juan C. Galan
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                      DESCRIPTION OF EXHIBITS
        27.1                    Financial Data Schedule