Form 10-Q
period 2000-09-30
QUEPASA COM INC
filed 2000-11-14
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding shares of the registrant's Common Stock as of NOVEMBER 6, 2000 was approximately 18,693,942 shares.

                                QUEPASA.COM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                  PAGE NO.
Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and
             December 31, 1999..............................................................         3

             Condensed Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2000, and 1999 (unaudited) ................................         4

             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2000 and 1999 (unaudited)........................................         5

             Notes to Condensed Consolidated Financial Statements...........................         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations -- Risk Factors..........................................        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................        22

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................        22

Item 6.   Exhibits and Reports on Form 8-K..................................................        22

Signatures..................................................................................        23

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                        2000              1999
                                                     (UNAUDITED)
                                                     -------------      ------------
 ASSETS
 Current assets:
   Cash and cash equivalents......................      $2,296,752        $6,961,592
   Trading securities.............................       7,192,470        22,237,656
   Accounts receivable, net.......................         455,278           297,170
   Forgivable loans...............................          34,339           368,042
   Prepaid expenses...............................         857,231         5,761,494
   Other current assets...........................       5,920,695                --
                                                       -----------       -----------
           Total current assets...................      16,756,765        35,625,954
 Property and equipment, net......................       1,672,055         2,051,103
 Goodwill, net....................................      16,442,909                --
 Other assets.....................................         918,733           153,743
                                                       -----------       -----------
 Total assets.....................................     $35,790,462       $37,830,800
                                                       ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable...............................        $688,821        $2,775,347
   Accrued liabilities............................         199,934         3,023,984
   Deferred revenue...............................          21,250            85,417
                                                       -----------       -----------
           Total current liabilities..............         910,005         5,884,748

 Redeemable common stock..........................              --         2,000,000

 Stockholders' equity:
 Preferred stock, authorized 5,000,000 shares,
   no par value, -- none issued or outstanding....              --                --
 Common stock, authorized 50,000,000 shares,
   $0.001 par value; issued and outstanding
   17,763,290 shares and 14,536,058 shares,
   respectively...................................          17,763            14,536
 Additional paid-in capital.......................     101,208,254        70,709,010
 Deferred advertising services....................      (4,239,011)       (5,000,000)
 Accumulated deficit..............................     (62,106,549)      (35,777,494)
                                                       -----------       -----------
           Total stockholders' equity.............      34,880,457        29,946,052
                                                       -----------       -----------
 Total liabilities and stockholders' equity.......     $35,790,462       $37,830,800
                                                       ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                  2000              1999               2000               1999
                                                  ----              ----               ----               ----
Gross revenue .........................      $  1,012,556       $    153,582       $  3,200,316       $    170,144

Less commissions ......................            45,975             25,898            185,509             34,017
                                             ------------       ------------       ------------       ------------
Net revenue ...........................           966,581            127,684          3,014,807            136,127
                                             ------------       ------------       ------------       ------------
Operating expenses:
   Product and content development ....         1,645,177            798,844          5,143,178          1,264,407
   Advertising and marketing ..........         4,263,359          6,195,450         15,698,241         11,277,435
   General and administrative .........         1,412,278          1,879,233          4,807,279          9,672,112
   Amortization of goodwill ...........         1,752,228                 --          4,583,847                 --
                                             ------------       ------------       ------------       ------------
          Total operating expenses ....         9,073,042          8,873,527         30,232,545         22,213,954
                                              ------------       ------------       ------------       ------------
Loss from operations ..................        (8,106,461)        (8,745,843)       (27,217,738)       (22,077,827)
                                              -----------         ----------        -----------        -----------
Other income (expense):
  Interest expense ....................            (2,214)           (79,465)           146,539           (212,587)
  Interest income and other ...........           194,398            494,972            893,527            512,918
  Short-term gain on trading
    securities.........................                --                 --              2,820                 --
  Unrealized gain (loss) on trading
    securities.........................            (3,018)            33,895           (140,127)            34,948
                                             ------------       ------------       ------------       ------------

Other income (expenses), net ..........           189,166            449,402            902,759            335,279
                                             ------------       ------------       ------------       ------------
Net loss ..............................      $ (7,917,295)      $ (8,296,441)      $(26,314,979)      $(21,742,548)
                                             ============       ============       ============       ============
Net loss per share, basic and diluted .      $      (0.45)      $      (0.58)      $      (1.54)      $      (1.96)
Weighted average number of shares
outstanding, basic and diluted ........        17,763,290         14,301,920         17,043,327         11,118,507


     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2000               1999
                                                                            ----               ----
                       Cash flows from operating activities:
                         Net loss ................................      $(26,314,979)      $(21,742,548)
                         Adjustments to reconcile net loss to net
                            cash used in operating activities:
                            Depreciation and amortization ........         6,458,263            149,822
                            Stock based compensation .............            61,638          4,907,732
                            Amortization of forgivable loans .....           333,703                 --
                            Consulting services received in
                            exchange for stock ...................                --            550,000
                            Unrealized (gain) loss on trading
                             securities .........................            140,127            (34,948)
                            Short-term (gain) loss on trading
                             securities ..........................            (2,820)                --
                            Increase (decrease) in cash resulting
                             from changes in assets and
                             liabilities net of effects from
                             acquisitions:
                             Sale (purchase) of trading
                              securities, net ....................        14,907,879        (27,822,148)
                              Accounts receivable ................          (101,108)          (227,904)
                              Deposits receivable ................                --          1,533,632
                              Prepaid expenses ...................         2,410,263         (4,502,480)
                              Other assets .......................        (6,821,377)           (58,308)
                              Accounts payable ...................        (2,190,065)         2,440,132
                              Provision for legal disputes .......                --            400,000
                              Accrued liabilities ................        (2,341,025)         2,828,421
                              Amortization of deferred
                               advertising credit ................           760,989            156,250
                              Deferred revenue ...................           (64,167)                --
                                                                         -----------        -----------
                                 Net cash used in operating
                                   activities ....................       (12,762,679)       (41,422,347)
                                                                         -----------        -----------
                       Cash flows from investing activities:
                         Forgivable loans, net ...................                --            (42,490)
                         Cash paid for acquisitions ..............          (238,793)                --
                         Cash received in acquisition of eTrato ..           578,730                 --
                         Purchase of fixed assets ................          (239,516)        (1,617,292)
                                                                         -----------        -----------
                                 Net cash (used in) provided by
                                   investing activities ..........           100,421         (1,659,782)
                                                                         -----------        -----------
                       Cash flows from financing activities:
                         Stock subscription receivable ...........                --            125,000
                         Net proceeds from issuance of stock .....        10,000,000         48,655,173
                         Proceeds from the exercise of stock
                          options ................................           367,801                 --
                         Proceeds from draws on line of credit ...            12,286                 --
                         Issuance (payment) of notes payable .....        (2,382,669)         2,245,082
                         Accrued commissions .....................                --           (215,233)
                         Stock subscription ......................                --           (337,500)
                                                                         -----------        -----------
                                 Net cash provided by financing
                                   activities ....................         7,997,418         50,472,522
                                                                         -----------        -----------

                       Net increase (decrease) in cash and cash
                        equivalents ..............................        (4,664,840)         7,390,393
                       Cash and cash equivalents, beginning of
                        period ...................................         6,961,592          2,199,172
                                                                         -----------        -----------
                       Cash and cash equivalents, end of period ..       $ 2,296,752        $ 9,589,565
                                                                         ===========        ===========
                      Supplemental Statement of Cash Flows Information:

                      Interest paid ..............................       $    32,175         $  212,587
                                                                         ===========        ===========
                      Barter transactions ........................       $   304,000         $       --
                                                                         ===========        ===========
                      Notes payable assumed in acquisitions ......       $ 2,370,383         $       --
                                                                         ===========        ===========
                      Stock issued for advertising credits .......       $        --         $5,234,375
                                                                         ===========        ===========
                      Issuance of stock in acquisitions ..........       $20,073,032         $       --
                                                                         ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

(1) THE COMPANY

    Quepasa.com, inc. (the Company), a Nevada Corporation, was incorporated in June 1997. The Company is a Bilingual Hispanic Internet portal and on-line community. Quepasa.com offers a number of services in both Spanish and English such as a search engine, news feeds, free Web pages, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to their Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company is targeted to provide users with information and interactive content centered on the Spanish language.


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

    On January 28, 2000, we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user, for 1,363,363 shares of the Company's common stock, half of which are held in escrow and are to be released to the seller upon attainment of agreed upon targets, and a $1.3 million promissory note. The acquisition was accounted for using the purchase method of accounting. The Company recorded $10.1 million in goodwill, which is being amortized over a period of 3 years.

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

    On March 30, 2000, Gateway, Inc. invested $10 million in exchange for 7.6% of quepasa.com's outstanding stock. Quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $6.7 million of computers pursuant to this agreement which are included in other current assets as of September 30, 2000.

    In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement have been renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. As of September 30, 2000, the prepaid advertising relating to the Estefan agreement has been fully amortized and the issuance of the 156,863 shares of redeemable common stock has been reversed. The Company recognized $0 and $2.3 million of amortization in relation to the Estefan agreement during the three and nine months ended September 30, 2000, respectively.

    On May 9, 2000 the Company announced that it would reduce its workforce as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company's workforce was 104 as of March 31, 2000 and has been reduced to 59 as of September 30, 2000.

    On May 26, 2000 the Company announced it had retained Friedman, Billings, Ramsey & Company to explore alternatives including strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business. To date, the Company has not executed a merger or sale of a portion or all of the business.

    On November 14, 2000, the Company announced a further reduction of its workforce in order to conserve its remaining cash as it continues to consider its strategic alternatives. The Company's workforce has been reduced from 58 to 20 employees. The Company also announced that it is now actively pursuing the sale of one or more of its subsidiaries: RealEstateEspanol.com, Etrato.com and Credito.com.

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

Reclassifications

    Certain reclassifications have been made to prior financial statement amounts to conform to current period presentation.

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

Securities

    The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading securities at September 30, 2000 and December 31, 1999 consist of corporate debt securities.

    Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All securities held at September 30, 2000 and December 31, 1999 are categorized as trading.

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

    The Company also derives revenue from the sale of sponsorships for certain areas or an exclusivity for certain areas within our Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.

    The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended September 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $618,452 and $0, respectively. During the nine months ended September 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $1.8 million and $0, respectively.

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

Net Loss Per Share

    Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options and warrants are excluded because they are anti-dilutive.

Advertising Costs

    Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

Segment Reporting

    The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company's initial focus is on the U.S. Hispanic market, with substantially all of the Company's assets in and revenues originating from the United States. With the exception of NewsSurfer.com, representing 20% of gross revenue for the three months ended September 30, 2000, and Folgers, NewsSurfer.com and Star Travel representing 15%, 13% and 10%, respectively, for the nine months ended September 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

(5) COMMITMENTS

Advertising Contracts

    In April 1999, the Company entered into an agreement with Telemundo Network Group LLC "Telemundo". A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. As of September 30, 2000, the Company's unused advertising credit amounted to $4.2 million.

    The Company has a sponsorship agreement with the Arizona Diamondbacks major league baseball team. A director of the Company serves as the Arizona Diamondbacks' Chief Executive Officer and General Manager. Under this agreement, the Company receives English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for an annual sponsorship fee of $1.5 million which is payable during each season. The $1.5 million annual sponsorship fee is recognized as expense ratably over the baseball season. The Company recognized $649,000 AND $1.5 MILLION in expense related to this agreement during the three and nine months ended September 30, 2000, respectively.

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

(7)  LOSS PER SHARE

    The following table sets forth a summary of the reconciliation from basic loss per share to diluted loss per share for the three and nine months ended September 30, 2000 and 1999.

                                                     THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                        2000             1999              2000             1999
Loss available to common stockholders                (7,917,295)       (8,296,441)      (26,314,979)    (21,742,548)
Basic EPS-weighted average shares
  outstanding....................................... 17,763,290        14,301,920        17,043,327      11,118,507
Basic and diluted loss per share....................     ($0.45)           ($0.58)           ($1.54)         ($1.96)

SUBSEQUENT EVENTS

     On October 4th, 2000, RealEstateEspanol.com entered into an agreement with Freddie Mac, the National Counsel of La Raza ("NCLR"), and the National Association of Hispanic Real Estate Professionals ("NAHREP"). As part of the agreement, RealEstateEspanol.com will donate 200 Gateway computers to the NCLR housing counseling offices. RealEstateEspanol.com will receive a $250,000 sponsorship fee.

     As previously discussed under note 3, on November 14, 2000, the Company announced a further reduction of its workforce.

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

    Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

     - we may not be able to enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company or significant portions of its business;

     - we may lose members or fail to grow our member base;

     - we may not successfully integrate new members or assets obtained through acquisitions;

     - we may fail to compete with existing and new competitors;

     - we may not be able to sustain our current growth;

     - we may not adequately respond to technological developments impacting the Internet;

     - we may fail to identify and correct problems associated with system migration; and

     - we may not be able to find needed financing.

    This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Quarterly Report on Form 10-Q included in this section and "Item 3, Quantitative and Qualitative Disclosures about Market Risk" and our other SEC filings and our press releases.

    The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

THE QUEPASA.COM COMMUNITY

    Quepasa.com is a Bilingual (Spanish/English) Internet portal and online community launched in November of 1998, focused on the U.S. Hispanic market. We provide users with information and interactive content centered around the Spanish language. Because the language preference of many acculturated U.S. Hispanics is English, we also offer our users the ability to access information and services in the English language. We draw viewers to our Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Our online community includes, in both Spanish and English, a search engine, free e-mail, news feeds, chat rooms, message boards, auction and e-commerce sites. We anticipate that our principal source of revenue will be fees paid by third parties for advertising their products and services on our Web site, sponsorship revenue for specific areas within our Web site, auction revenue from our recent acquisition of eTrato.com, e-commerce revenues from our recent acquisitions of credito.com and realestateespanol.com and through other acquisitions and partnerships.

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

     Other Services. We offer our members unified messaging, PC-to-phone and calling card services as part of an agreement with Net2Phone. Through an agreement with GlobalEnglish Corporation we offer English language online learning to our members, and through an agreement with X:Drive, we offer free Internet hard drive space. The Company has entered into a partnership with Insight Guides, providing quepasa.com users with online resources to learn more about the rich U.S. Latino ethnic heritage. Quepasa.com members will have online access, in both English and Spanish, to Insight Guide's unique historical, cultural and travel related content for many Latin American destinations. The Company has also entered into a revenue generating alliance with StarTravel Group, who operates a full service travel portal, StarTravel.com. Through this agreement quepasa.com users can access StarTravel.com in both English and Spanish. StarTravel.com is an e-commerce Internet travel portal specializing in the delivery of travel services to the U.S. Hispanic and Latin American online markets. Quepasa.com entered into a partnership with Telemundo Network Group and the Los Angeles Police Department. Through this agreement, the Company will feature content dedicated to creating awareness among the Latino community and to solving crime.

On-line Auctions

    On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user. eTrato.com is an online, auction community that:

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

On-line Financing and Real Estate Services

    On January 28, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English.

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

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 and the Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

    Our results of operations for the three and nine months ended September 30, 2000 and 1999 were characterized by increased expenses that more than offset revenue growth during these periods. We reported a net loss of $7.9 million for the three months ended September 30, 2000, compared to a net loss of $8.3 million for the three months September 30, 1999 and reported a net loss of $26.3 million for the nine months ended September 30, 2000, compared to a net loss of $21.7 million for the nine months ended September 30, 1999. During the three and nine months ended September 30, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the Net Zero partnership, our number of registered users increased 23.5% to approximately 568,000 as of September 30, 2000 from 460,000 as of June 30, 2000. Approximately 45% of total user sessions during the three months ended September 30, 2000 originated from the quepasa.com/NetZero co-branded service. Advertising impressions increased 14% during the three months ended September 30, 2000 to
190.3 million from 167.0 million for the three months ended June 30, 2000.

Net Revenues

    Net Revenue increased 657% to $1.0 million for the three months ended September 30, 2000 from $128,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net revenues increased 2115% to $3.0 million from $136,000 for the nine months ended September 30, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the nine months ended September 30, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions "CPM" and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. For the three and nine months ended September 30, 2000, approximately, 87.4% and 87.4% of the gross revenue was generated from banner advertising and 12.3% and 12.2% was generated from sponsorship agreements. With the exception of NewsSurfer.com, representing 20% of gross revenue for the three months ended September 30, 2000, and Folgers, NewsSurfer.com and Star Travel representing 15%, 13% and 10%, respectively, for the nine months ended September 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. During the three and nine months ended September 30, 2000, we recognized $618,452 and $1.8 million of barter revenue respectively, which is included in the amounts noted above.

Operating Expenses

Product and Content Development Expenses. Our product and content development expenses increased 106% to $1.6 million for the three months ended September 30, 2000 from $799,000 for the three months ended September 30, 1999. For the nine months ended

September 30, 2000, Product and Content Development Expenses increased 292% to $5.1 million from $1.3 million for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in personnel costs relating to the development of content and technological support, an increase in expenses for telecommunications links, and an increase in third-party content and development expenses.

Advertising and Marketing Expenses. Our advertising and marketing expenses decreased 31% to $4.3 million for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Advertising and Marketing Expenses increased 39% to $15.7 million from $11.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in marketing and sales personnel costs, an increase in the amortization of advertising agreements and the initial expenditures related to the Net Zero campaign comprised of production expenses, CD distribution and other related expenses.

    General and Administrative Expenses. Our general and administrative expenses decreased 26% to $1.4 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, General and Administrative Expense remained consistent at $4.8 million from $4.8 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000, the period-to-period decrease was principally attributable to a decrease in stock based compensation and the reduction in workforce partly offset by increases in professional fees, depreciation, and increase in other office and related expenses.

    Amortization of Goodwill. During the nine months ended September 30, 2000, the Company completed the acquisition of eTrato.com, credito.com and RealEstateEspanol.com. These three acquisitions were accounted for using the purchase method of accounting. The Company recorded approximately $21 million of goodwill in relation to these acquisitions, which is being amortized over a period of three years. Amortization of goodwill amounted to $1.8 and $4.6 million for the three and nine months ended September 30, 2000.

    Other income (expense), which primarily consists of interest income, unrealized gains or losses and short-term gains or losses on trading securities, offset by interest expense, decreased 58% to $189,000 for the three months ended September 30, 2000 from $449,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other income (expense) increased 170% to $903,000 from $335,000 for the nine months ended September 30, 1999. This change resulted primarily from interest income and short-term gains on trading securities purchased with the remaining proceeds of the June 1999 initial public offering.


    On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. Our workforce was 104 as of March 31, 2000, and has been reduced to 59 as of the end of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated net losses and negative cash flows from our inception and anticipate that we will experience substantial and increasing net losses and negative cash flows for at least the next several years. As we implement our strategy, we anticipate that our liquidity and capital resource requirements will increase significantly.

    From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business. To date the Company has not executed a merger or sale of a portion or all of its business.

    As of September 30, 2000, we had $2.3 million in cash and cash equivalents and $7.2 million in short-term investments. These resources are principally the remaining funds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs and an additional $6.3 million, net of offering costs, from the exercise in July 1999 of an option granted to our underwriters to cover overallotments from the IPO. In March 2000, Gateway purchased a 7.6% equity stake in the Company for $10 million.

    Net cash used in operating activities was $13.1 million for the nine months ended September 30, 2000 as compared to $41.4 million for the nine months ended September 30, 1999. The decrease in net cash used by operations for the nine months ended September 30, 2000 was primarily due to the sale of trading securities of $14.9 million during the nine months ended September 30, 2000 versus the net purchase of securities of $41.4 million during the nine month period ended September 30, 1999, partially offset by, an increase in other assets principally due to the purchase of computers pursuant to the Gateway agreement, and a decrease in stock based compensation.

    Net cash provided by investing activities increased by $1.8 million to $434,000 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is primarily attributed to a decrease in the purchase of fixed assets of $1.4 million and the net cash received from acquisitions during the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999.

    Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2000 and $50.5 million for the nine months ended September 30, 1999. The decrease is primarily attributed to the proceeds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs. During the nine months ended September 30, 2000, Gateway purchased a 7.6% equity stake in the Company, which was partially offset by the repayment of long-term notes payable and accrued interest.

    Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $177,000 for the remainder of 2000. We are required to pay $125,000 for the remainder of 2000 pursuant to the terms of our search technology licensing agreement with Inktomi which extends through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $619,000 for the remainder of 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, Zacks, Associated Press, STATS, Inc., EFE News Services. We have paid an annual fee of $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, the Company entered into a one-year agreement with NetZero, Inc. "NetZero", where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session. We also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. This commitment was fulfilled in the first quarter of 2000. We recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.

     We expect to continue to incur costs, particularly sales, marketing and advertising costs, product content and development costs, general and administrative costs and technology and equipment purchase costs during the fourth quarter of 2000 in order to execute our strategic objectives. We expect to expend the largest portion of our existing capital on sales, marketing and advertising expenses and product content and development costs and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand, along with our planned cost cutting measures, will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2001, however, we believe it will be necessary for us to raise additional capital to ensure our continued operations beyond the second quarter of 2001. In the event we are not able to raise capital our ability to continue operations will be severely impacted and could include a significant reduction in our advertising spending, a reduction in our personnel and other spending cuts which could have an adverse effect on the Company. On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. Our workforce was 104 as of March 31, 2000 and was reduced to 59 as of September 30, 2000. On November
14, 2000, the Company announced a further reduction of its workforce in order to conserve its remaining cash as it continues to consider its strategic alternative. The Company's workforce has been reduced from 58 to 20 employees. There can be no assurance that we will be successful in raising the necessary funds or that these funds will be on terms which are beneficial to us.

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

ACCOUNTING MATTERS

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

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

    These risks include, among others, our ability to:

     - enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company or significant portions of its business;

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

We Expect Future Losses and Will Need More Capital

    We have never been profitable. As of September 30, 2000, we had an accumulated deficit of approximately $62.1 million. Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. In addition, because we have generated negligible revenue and have incurred significant operating losses to date we have reduced our workforce by approximately 80% in order to utilize our limited capital and assets more efficiently. As a result of the reduction in our workforce, our ability to execute our business plan and our business may be materially and adversely affected. Further, in the event we fail to generate improved revenue in the near future, we may be required to further reduce our workforce, curtail our operations and raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.

If We Fail to Consummate a Strategic Business Transaction, our Business and our Continued Viability May Be Adversely Affected

    We have retained the investment banking firm of Friedman, Billings, Ramsey & Co. Inc. to consider strategic business alternatives in an effort to further enhance our competitive position and maximize shareholder value. Friedman, Billings, Ramsey & Co., has been authorized to consider a number of strategic alternatives including strategic alliances, significant equity investments in our company, and a merger or the sale of our company or significant portions of our business. To date, the Company has not executed a merger or sale of a portion or all of the business. There is no assurance that any transaction will be consummated or that any transaction that is approved and consummated will effectively enhance our competitive position or maximize shareholder value. If we are unable to consummate an acceptable strategic business transaction, our business and our continued viability may be materially and adversely affected.

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

    We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

     - causing us to incur additional debt;

     - forcing us to accelerate amortization of expenses related to goodwill and other intangible assets; and

     - diluting our stockholders' ownership interest.

Our Stock Price is Highly Volatile

    In the past, our common stock has traded at volatile prices and it has closed below $1.00 since September 27, 2000. We believe that the market price of our common stock will continue to be subject to significant fluctuations due to various factors and events that may be unrelated to our performance. If the market value of our common stock continues to close below $1.00, we could be delisted from the Nasdaq National Market. Consequently, you could find it difficult or impossible to sell your stock or to determine the value of your stock.

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

Future Sales of our Common Stock or Shares Issuable upon Exercise of Stock Options Could Adversely Affect our Stock Price and Our Ability to Raise Funds in New Stock Offerings

    As of the date of this filing, we have 18,693,942 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. Currently, there are outstanding stock options or common stock purchase warrants to acquire 3,619,676 of common stock at exercise prices ranging from $1 to $16.65 per share, including 2,081,818 common stock purchase warrants subject to demand and piggy-back registration rights.

EMPLOYEES

    As of September 30, 2000, we had 59 employees, including our four executive officers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not have any derivative financial instruments as of September 30, 2000. Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.


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

ITEM 5.  OTHER INFORMATION

    On November 14, 2000, the Company announced a further reduction of its workforce in order to conserve its remaining cash as it continues to consider its strategic alternatives. The Company's workforce has been reduced from 58 to 20 employees. The Company also announced that it is now actively pursuing the sale of one or more of its subsidiaries: RealEstateEspanol.com, Etrato.com and Credito.com. For more information, see Exhibit 99.1 to this Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

         b.       Reports on Form 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on November 14, 2000.

                               quepasa.com, inc.

                                      By:  /s/   GARY L. TRUJILLO
                                           -----------------------
                                      Name:  Gary L. Trujillo
                                      Title: President, Chief Executive Officer
                                      and Chairman of the Board of
                                      Directors (Principal Executive
                                      Officer)

                                      By:  /s/   JUAN C. GALAN
                                          ---------------------------------
                                      Name:  Juan C. Galan
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX

                    EXHIBIT
                    NUMBER         DESCRIPTION OF EXHIBITS
                      10.1         Third Amended and Restated Employment
                                   Agreement with Juan C. Galan

                      27.1         Financial Data Schedule

                      99.1         Press Release dated November 14, 2000