Form 10-K/A
period 1999-12-31
QUEPASA COM INC
filed 2001-05-18
CIK 1078099

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-K/A


 (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-25565

                                QUEPASA.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                               84-0879433
                   ------                     (I.R.S. EMPLOYER IDENTIFICATION
      (STATE OR OTHER JURISDICTION OF                       NO.)
       INCORPORATION OR ORGANIZATION)

    ONE ARIZONA CENTER, 400 E. VAN BUREN                   85004
           4TH FLOOR, PHOENIX, AZ                        (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 602-716-0100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EXCHANGE
           TITLE OF EACH CLASS                        ON WHICH REGISTERED
           -------------------                        -------------------
                  NONE.                                       NONE.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2000, based upon the closing price of the Common Stock on the Nasdaq National Market, was approximately $95,020,286.

     The number of outstanding shares of the registrant's Common Stock as of March 29, 2000 was approximately 17,401,734 shares.

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's preliminary proxy statement, which will be issued to stockholders in conjunction with the 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K/A and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

     Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

     o we may lose members or fail to grow our member base;

     o we may not successfully integrate new members or assets obtained through acquisitions;

     o we may fail to compete with existing and new competitors;

     o we may not be able to sustain our current growth;

     o we may not adequately respond to technological developments impacting the Internet;

     o we may fail to identify and correct problems associated with system migration and

     o we may not be able to find needed financing.

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K/A under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," our other SEC filings and our press releases.

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

     GROWTH OF INTERNET ADVERTISING AND INTERNET COMMERCE

     With the growth in the number of Internet users and content providers, the Internet is developing the attributes of a conventional mass medium, where advertising subsidizes content delivered to users. In fact, technological advances and the acceptance of the medium by businesses have led to rapid growth in Internet advertising spending. Tools not available in traditional advertising media, such as real-time measurement of consumers accessing an advertiser's Web site through an advertising banner, further increase the attractiveness of Web advertising by giving advertisers real-time feedback on advertising campaigns. Forrester Research, Inc. estimates that spending on Web-based advertising will increase from $1.5 billion in 1998 to more than $15.0 billion in 2003.

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

     HISPANIC POPULATION GROWTH AND CONCENTRATION

     A large number of our users are Hispanics, one of the most rapidly growing segments of the U.S. population. According to the U.S. Census Bureau and published sources, the Hispanic population:

     o Was estimated to be 29.6 million or 11% of the total U.S. population in 1998, an increase of approximately 32% from 22.5 million or 9% of the total U.S. population in 1990;

     o Is expected to account for 43% of the total U.S. population growth between 1998 and 2010 and is expected to grow to 41.1 million or 14% of the total U.S. population by 2010; and

     o Is relatively young, with almost 70% of U.S. Hispanics under 35, compared with less than 50% of non-Hispanics, and with a median age of 26, compared to 35 for the rest of the population.

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

     INCREASING HISPANIC PURCHASING POWER

     Total U.S. Hispanic purchasing power:

     o Rose at a compound annual growth rate of 7.5%, compared with 4.9% for the rest of the population from 1993 to 1998.

     o Was projected to be $383.0 billion in 1999, an increase of approximately 84% since 1990.

     o Is expected to account for $443.0 billion or 7% of U.S. consumer expenditures by 2000, and $938.0 billion or 9% of U.S. consumer expenditures by 2010.

     GREATER SPANISH-LANGUAGE ADVERTISING SPENDING

     According to Hispanic Business Magazine, $1.9 billion of total advertising expenditures in the U.S. were directed toward Spanish-language media in 1999, representing a 12% increase over 1998's total, and the highest year-to-year percentage increase since 1993. In only five years, total advertising expenditures in the Hispanic market have more than doubled from $829.7 million.

     CONTINUING USE OF THE SPANISH-LANGUAGE BY U.S. HISPANICS

     According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

     o Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

     o    Hispanic immigration into the U.S. is continuing;

     o    Hispanics generally seek to preserve their cultural identity; and

     o    Population concentration encourages communication in Spanish.

     INCREASING COMPUTER OWNERSHIP AND INTERNET USAGE BY HISPANICS

     A February 1998 study by The Tomas Rivera Policy Institute estimates that between 1994 and 1998 the percentage of U.S. Hispanic households that owned computers increased from 13% to 30%, while U.S. Hispanic households with Internet access grew from 2% to 15%, which amounted to approximately 650% Internet access growth in four years. In addition, an independent study indicated that as of 1998 approximately 2.4 million Hispanics owned personal home computers in the top seven U.S. Hispanic markets, an increase of 58% from 1996.

     OUR MARKET OUTSIDE THE UNITED STATES

     Spanish is the world's third most spoken language, used by approximately 350 million native speakers. In addition, twenty-one countries consider Spanish their primary language. Internet usage in Spain is increasing rapidly. For example, a study by the Spanish Internet Users Association indicated that approximately 2.3 million Spaniards accessed the Internet in 1998 and the number is projected to grow to 8.7 million by 2001.

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

     THE QUEPASA.COM STRATEGY

     Our strategy is to establish quepasa.com as a leading worldwide bilingual (Spanish/English) online community offering the quepasa.com services to Hispanic Internet users residing first in the United States then in Latin America, Europe and other regions of the world. In order to accomplish this objective, we intend to continue to focus on developing content, a high volume of traffic, and strong brand recognition of the quepasa.com name. The basis of our strategy is to provide Spanish and English-language Internet users with an innovative, technologically-advanced, content-rich Web community that creates value for the user and establishes our platform as an attractive medium for advertisers, marketers and companies engaged in electronic commerce.

     We are establishing quepasa.com as a leading Spanish-language Web community by executing a business strategy that includes:

     DEVELOPING QUEPASA.COM IN THE UNITED STATES AND THEN GLOBALLY AS A LEADING BRAND ASSOCIATED WITH THE INTERNET FOR SPANISH-LANGUAGE USERS

     Our short range goal is to establish quepasa.com as the leading brand among U.S. Hispanic Internet users. We believe that establishing and then promoting the quepasa.com brand is critical to our ability to attract users and advertisers to our Web site. We also believe that branding and consumer loyalty on the Internet are dependent upon our ability to differentiate our services and to enhance our users' experience by continually offering innovative technology and appealing features and effectively marketing these features to existing and potential users of our Web site. We intend to improve our technical expertise to develop innovative new services, as well as enhance and expand existing services. We also intend to continue our brand development through:

     o Our exclusive agreement with NetZero, Inc. whereby their subscribers may select a customized quepasa.com start page;

     o    Advertising on the Internet to on-line users;

     o    Network television;

     o    Internet advertising;

     o    Additional strategic partnerships;

     o    Additional marketing and distribution arrangements;

     o    Special event sponsorships; and

     o    Public and community relations programs.

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

     ENTERING INTO STRATEGIC RELATIONSHIPS WITH BUSINESS PARTNERS WHO OFFER UNIQUE MEDIA, CONTENT, TECHNOLOGY AND DISTRIBUTION CAPABILITIES

     We intend to continue to establish strategic relationships with companies that will enhance our services and increase our user base. We have strategic relationships with companies such as Telemundo, Hispanic Business Magazine, Miami Herald Online, Inktomi, Arizona Diamondbacks, GTE, Associated Press, Reuters, Zacks Investment Research and STATS, Inc. These and other relationships are summarized under "Our Business -- Our Strategic Relationships."

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

     OUR STRATEGIC RELATIONSHIPS

     We have established strategic relationships with leading providers of media, content and technology designed to:

     o    provide access to unique content;

     o    enhance our services;

     o    extend our audience reach;

     o    increase user traffic on our Web site;

     o    provide enhanced Web site functionality; and

     o    provide us with additional revenues.

     These relationships include:

     TELEMUNDO. In April 1999, we entered into a strategic agreement with Telemundo, a leading Spanish-language television broadcaster that has served the U.S. Hispanic market for over 11 years. Under this agreement, we issued Telemundo 600,000 shares of our common stock valued at $7.2 million (restated) and warrants valued at $2.9 million (restated) to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. The excess of the total of $10.1 million over the $5.0 million advertising credit is recorded as prepaid marketing services and amortized over the term of the agreement. This Agreement also required that we purchase $1.0 million of advertising from Telemundo, and that we will collaborate regarding online content development, co-branded marketing promotions and other complementary aspects of our businesses.

     X:DRIVE. In October 1999, we entered into a one-year agreement with X:Drive, an Internet hard drive company, whereby quepasa.com members are provided with free Internet hard drive space. In connection with this agreement X:Drive is obligated to pay to us a slotting fee, a set-up fee and a commission for each new account generated from our Web site.

     NET2PHONE. In November 1999, we entered into a one-year agreement with Net2Phone, a leading provider of voice-enhanced Internet communications services, to offer quepasa.com's users unified messaging, PC-to-phone and calling card services. Under the agreement, Net2Phone will provide $2.50 worth of free phone-to-phone talk time to all quepasa.com users up to a maximum of 500,000 users and we have the right to buy one million additional printed phone cards for up to $1.50 each with $2.50 worth of talk time on each card. In connection with this agreement, we will be paid a commission on fees paid to Net2Phone by quepasa.com users, we will receive a sponsorship fee from Net2Phone and they will purchase advertising on our Web site.

     NETZERO. In December 1999, we entered into a one-year agreement with NetZero, a provider of dial-up free Internet access services in the United States, whereby their subscribers may select a customized quepasa.com start page. Under the agreement, we will pay a fee to NetZero each time the quepasa.com customized start page is displayed to a NetZero subscriber (logon fee) and an additional fee if the subscriber visits any quepasa.com site by using any of the buttons on the NetZero site (referral fee). In addition, we are obligated to purchase $1.0 million of CD's, which provide access to the NetZero internet access services, and an additional $1.0 million of CD's in the event we have paid an aggregate of $6.0 million for logon and referral fees.

     OTHER STRATEGIC RELATIONSHIPS. We have entered into agreements to purchase marketing, technology and content with:

     o Estefan Enterprises, Inc.-- a 15 month agreement whereby Gloria Estefan will act as a spokesperson for quepasa.com and quepasa.com will sponsor her United States concert tour;

     o    STATS, Inc.-- a one-year sports scores and statistics agreement;

     o Zacks Investment Research-- a one-year stock quotes and charting data agreement;

     o Arizona Diamondbacks -- a marketing, promotions and sports information plan for the 2000 major league baseball season;

     o    Inktomi-- a three year search technology agreement;

     o    GTE Internetworking-- a one year networking technology agreement;

     o Reuters NewMedia -- a 26 month agreement under which we obtain news, business and sports information;

     o Associated Press -- a two year agreement under which we obtain, news, business and sports information;

     o    MapQuest.com, Inc.-- a bilingual "yellow-pages" directory;

     o MapQuest Global Corporation -- a one-year agreement to provide maps and door-to-door driving directions in both Spanish and English; and

     o    WeatherLabs -- a one year weather information agreement.

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

     In February 1999, we chose Garcia/LKS advertising agency as our global marketing partner because of its strong track record in building brands and launching products in the Hispanic market. Garcia/LKS is led by principals Lionel Sosa and Luis Garcia. The agency has represented Fortune 500 companies, including Coca Cola, Levi-Strauss, Proctor & Gamble and Sprint. The agency has also provided demographic specific marketing expertise for the political campaigns of President Ronald Reagan, President George Bush and Texas Governor George W. Bush. We pay Garcia/LKS $40,000 per month under an agreement cancelable by either party on 60 days notice.

     In March 1999, we launched an advertising campaign with the Telemundo Network Group. Telemundo, which is owned by Sony and Liberty Media, is a leading Spanish-language television broadcaster that has served the U.S. Hispanic market for over 11 years. Telemundo's affiliate base, covering 63 television markets, reaches approximately 85% of all U.S. Hispanic households. Sony and Liberty Media provide Telemundo with substantial financial resources, strong management and a vast programming library. Telemundo intends to draw on this library in order to target a younger, bilingual Hispanic audience. Telemundo's programming includes shows such as "Cinemundo Primer," a primetime program featuring popular U.S. and Latin American movies, many appearing for the first time on Spanish-language television, "Ocurrio Asi de Noche," an Emmy award-winning investigative news magazine, and "Discovery" offering nature, science, technology and history programming from the Discovery Channel.

     In April 1999, we initiated nationwide radio advertising campaign with Hispanic Broadcasting Corporation (HBC), the largest Spanish radio broadcaster in the United States, with approximately 19 million Spanish-speaking listeners. HBC owns and operates 42 stations in 11 of the top 15 Hispanic markets, including the most-listened to Spanish-language stations in nine markets. We believe the sponsorship with HBC will provide us with an effective platform to communicate our message to our target audience, because approximately 65% of U.S. Hispanics reside in HBC's top 15 markets. The quepasa.com sponsorship with HBC includes the purchase of airtime in the top Hispanic radio markets, "on-air promos" by radio personalities and prominent sponsorships of HBC community festivals and events involving HBC radio stations, such as the Calle Ocho Festival in the Little Havana area of Miami. Calle Ocho is the largest street festival in the U.S., attended by more than one million people in 1999.

     In September 1999, we entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan will act as a spokesperson for quepasa.com through December 31, 2000 and quepasa.com will sponsor her United States concert tour. In connection with this agreement, we will produce radio and television spots and print and on-line advertisements utilizing Gloria Estefan's name, image, likeness, voice and music. We have also created a co-branded Web page which is devoted exclusively to this relationship and contains pertinent information and purchasing opportunities including information on Gloria Estefan's video's, album's, concert tour dates, ticket information and song lyrics. We will also receive tickets for each of the concerts on Gloria Estefan's tour to be used for contests and promotions. Ms. Estefan will participate in three chat sessions hosted by quepasa.com and will make at least two personal community appearances to promote the Internet, her concert tour, her music and educational opportunities for Hispanics.

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

OUR PLAN TO SELL ADVERTISING AND SPONSORSHIPS ON THE QUEPASA.COM SITE

     During the year ended December 31, 1999, we recognized approximately $466,000 in revenue from banner advertisements or 69% of our total revenues. During the same period we recognized $205,000 in revenue from sponsorships or 31% of our total revenues. During the year-ended December 31, 1999, we recognized $119,000 of barter revenue which is included in the amount previously noted. The dollar amount of banner advertising and sponsorships is expected to increase in the future as the membership and traffic on our Web site increases; however, the percent of banner advertising and sponsorships to total revenues is expected to decline as auction and e-commerce revenue increases. We plan to sell advertising and sponsorships utilizing our own internal sales force which will be strategically located throughout the United States. Our agreement with 24/7 Media was terminated effective February 29, 2000. 24/7 Media acted as our advertising sales agent for a commission of up to 50% of gross billings. In addition, the Company plans to supplement its sales efforts through the use of an independent sales agent for run of network banner advertising and additional site-specific advertising sales.

     Advertisements on the quepasa.com site are the banner or billboard style, which are designed to display additional advertisements as the consumer selects various topics on the Web site. From each advertisement screen, users can proceed directly to an advertiser's own Web site, thus enabling the advertiser to directly interact with a user who has expressed interest in the advertisement.

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

     OUR PLAN TO DEVELOP AN ONLINE AUCTION COMMUNITY

     Our goal is to become the most popular auction community for Hispanic Internet users. Our acquisition of eTrato.com in January 2000 will enable us to move toward this goal. eTrato.com is an online, auction community that:

     o facilitates transactions from consumer-to-consumer, business-to-consumer and business-to-business;

     o    links Hispanic buyers and sellers of goods and services;

     o    aids transactions with online tools for payment and fulfillment;

     o provides a secure and easy to understand environment for conducting e-business.

     Members of the eTrato.com community can list products or services in the site's online auction or classifieds section in Spanish, English or both. If users request, eTrato.com will translate to either language, for a small fee. Some of the features of the site include escrow payment services, customs and shipping estimates and options, currency conversion tools, chat and discussion forums, a trading resource center and directory, advanced auction functions such as image hosting, user ratings and bulk item uploading and specialized business-to-business areas with sealed bid and reverse auction formats. eTrato.com will also have live online customer service in order to help users have a positive first experience. We expect online auction revenue from the following sources:

     o revenue splits on the sale of value-added trading services (e.g. escrow and freight forwarding);

     o premium service fees and premium listing upgrades providing the seller with more prominent ad space

     o    the auctioning of our own products through the site;

     o fees paid by third parties for advertising their products and services on the site; and

     o    translation services.

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

     In July 1998, we entered into a three-year agreement with Inktomi to provide search engine capability for our quepasa.com Web site. Under the terms of the agreement, we pay Inktomi a minimum fee of $750,000 over the three-year period for Inktomi's search engine services. The fee could increase based upon the number of searches performed by Inktomi for our users.

     Inktomi's search engine technology enables us to provide a variety of online search services to our customers. Inktomi provides and manages all hardware, software and operational aspects of its search engine and the associated database of Internet content. Inktomi also provides us with a programming interface and software tools to enable us to custom design our search service user interface. Separating the user interface enables this portion of the service to reside in a different physical location from the Inktomi search engine and to run on our choice of computer equipment. In addition, we can customize our user interface as to look, feel and functionality and can change the user interface at any time without affecting the operation of the Inktomi search engine.

     Inktomi's search engine consists of a crawler, an indexer and search engine servers. The crawler and indexer are software programs that collect and organize information and store that information on the cluster of search engine servers. The search engine servers are a collection of workstations that are linked together as a coupled cluster through the use of Inktomi's software. The search engine servers provide powerful full-text query operations, including full Boolean support, phrase and adjacency searching, date restrictions and the recognition of multimedia files and other embedded objects. Search results are relevance-ranked using state-of-the-art text indexing methods.

     Services which link our users to our Web site and to Inktomi's search engine are provided to us by GTE. GTE delivers complete network solutions, dedicated Internet access, high performance Internet hosting, managed Internet security, network management, systems integration and Web-based applications development for integrating the Internet into business operations.

COMPETITORS AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS

     The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Espanol, America Online Latin America, StarMedia, Terra Network, El Sitio, YUPI, Prodigy and Microsoft networks in Latin America, Mexico and Spain.

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

     Many large media companies have announced that they are contemplating developing Internet navigation services and are attempting to become "gateway" sites for Web users. In the event these companies develop such portal or community sites, we could lose a substantial portion of our user traffic. Further, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or Internet service providers, such as Microsoft and America Online, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions. These functions may be competitive with those offered by us. Our competitors could also take actions that could make it more difficult for viewers to find and use our products and services. Consolidations, integration and strategic relationships involving competitors could have a material adverse effect on our business.

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

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "PASA."

     The following table sets forth the high and low closing prices of our common stock as reported on the Nasdaq National Market from June 24, 1999 (effective date of Initial Public Offering) through March 29, 2000.

                                                               STOCK PRICE
                                                              ---------------
                                                              HIGH       LOW
                                                              ----       ----
        1999
          Second Quarter................................   $  14.625 $  13.750
          Third Quarter.................................   $  25.875 $   7.750
          Fourth Quarter................................   $  15.000 $   6.250
        2000
          First Quarter (January 1-March 29, 2000)......   $  12.500 $   6.312

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

     In each of the above transactions, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     During 1999, we granted options to purchase 3,065,500 shares of common stock under our stock option plan with a weighted average exercise price of $9.03 per share. Our directors and employees exercised options to purchase 110,225 shares of common stock with a weighted average exercise price of $5.44 per share.

     On June 24, 1999, the Company completed a public offering of 4,000,000 shares of common stock at an initial public offering price of $12.00 per share, resulting in net proceeds to the Company of $42.4 million. In July 1999, the Company sold an additional 600,000 shares of Common Stock at $12.00 per share from the exercise of an option granted to its underwriter to cover overallotments from its initial public offering, resulting in additional net proceeds of $6.3 million. The aggregate gross proceeds from these issuances were $55.2 million and the expenses incurred were $4.95 million for underwriting discounts and commissions and $1.55 for other expenses including legal, accounting and printing costs. As of December 31, 1999, the Company used the net proceeds of the offering as follows: (1) $2.5 million repayment of a working capital loan and a bridge loan, (2) $10.5 million for marketing and advertising expenses, (3) $6.3 million for general and administrative expenses, (4) $1.3 million for development and acquisition of additional content and features for the Company's Website and (5) $1.3 million to purchase equipment. The remainder of the proceeds are expected to be used for marketing and advertising, to develop and acquire additional content and features, for general and administrative expenses, to purchase additional technology and equipment and for working capital. The balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following is a summary of selected financial data of quepasa.com as of and for the years ended December 31, 1999 and 1998 and for the period from inception, June 25, 1997 through December 31, 1997. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and quepasa.com's Financial Statements and the Notes thereto appearing elsewhere in this document.

                                                                               INCEPTION
                                                                            (JUNE 25, 1997)
                                                                                THROUGH
                                                        1999                   DECEMBER 31,
                                                     (RESTATED)       1998        1997
                                                     ----------       -----     ---------
          STATEMENT OF OPERATIONS DATA:
          Net revenue............................  $    556,244   $        --    $    --
          Loss from operations...................   (30,038,037)   (6,465,288)    (3,703)
          Net loss...............................   (29,261,363)   (6,513,228)    (2,903)
          Basic and diluted loss per share.......         (2.44)         (.98)        --

          BALANCE SHEET DATA:
          Cash and cash equivalents..............  $  6,961,592   $ 2,199,172    $ 2,582
          Short-term investments.................    22,237,656            --         --
          Working capital (deficit)..............    28,141,206     3,563,302     (2,883)

          Total assets...........................    44,350,992     4,611,464      2,582

          Total stockholders' equity (deficit)...    40,066,244     3,920,422     (2,883)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations for the years ended December 31, 1999 and 1998 and the period from June 25, 1997 (inception) through December 31, 1997 should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-K/A.

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

     On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user for 681,818 shares of common stock valued at $9.6 million.

     On January 28, 2000 we acquired credito.com, an online credit and personal finance company targeted to the U.S. Hispanic population and available in both Spanish and English for a purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain gross revenue performance objectives in both the first and second years of operation.

     On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services. The purchase price for RealEstateEspanol.com consisted of 335,925 shares of the Company's common stock valued at $3.0 million and the assumption of $300,000 in debt paid immediately following the closing of the acquisition.

INTRODUCTION TO RESULTS OF OPERATIONS

     NET REVENUES.

     We expect to derive future net revenues from three principal sources:

     o    advertising on our Website;

     o    sales of sponsorships for different areas within our Website; and

     o    e-commerce related revenue.

     ADVERTISING REVENUE. In 1999, we have derived approximately 69% of our net revenues from the sale of advertisements on our Web site which are received principally from:

     o advertising arrangements under which we receive fixed fees for banners placed on our Web site for specified periods of time; and

     o reciprocal services arrangements, under which we exchange advertising space on our Web site for advertising or services from other parties.

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

     E-COMMERCE REVENUE. We currently do not derive revenues from auctions. However, eTrato.com's offerings will include English and Dutch auctions, reverse auctions, sealed bid auctions and classifieds, image hosting for online auctions and classifieds, escrow payment services, freight forwarding, "Yo Quiero" listing where users can post notices seeking specific items in a reverse auction format, import and export services, customs and tariff tables and category-specific discussion boards. The Company also created an affiliate mall with relationships with over 150 vendors, which include, Amazon.com, Etoys.com, JCrew, etc. We also expect to generate revenues by providing bilingual real estate services via RealEstateEspanol.

     BARTER REVENUE. The Company in the ordinary course of business enters into reciprocal service arrangements whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arm's-length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses. During the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) through December 31, 1997, revenues and related expenses attributable to reciprocal services totaled approximately $119,000, $0 and $0, respectively.

     OPERATING EXPENSES

     Our principal operating expenses consist of:

     o    product and content development expenses;

     o    advertising and marketing expenses;

     o    stock based compensation expense; and

     o    general and administrative expenses.

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

     ADVERTISING AND MARKETING EXPENSES. Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including, most significantly, our mass media-based branding and advertising activities. We expect these marketing and sales expenses to increase for the foreseeable future as a result of:

     o    our mass media-based branding and advertising strategy; and

     o    the expansion of our sales force personnel.

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

  OPERATING EXPENSES

     PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses increased to $2.3 million for the year ended December 31, 1999 from $415,000 for the year ended December 31, 1998. The period-to-period increase was principally attributable to:

     o an increase in personnel costs relating to the development of content and technological support to $1,185,000 for the year ended December 31, 1999 from $173,000 for the year ended December 31, 1998;

     o an increase in expenses for telecommunications links to $642,000 for the year ended December 31, 1999 from $187,000 for the year ended December 31, 1998; and

     o an increase in third-party content expenses to $334,000 for the year ended December 31, 1999 from $3,181 for the year ended December 31, 1998.

     ADVERTISING AND MARKETING EXPENSES. Our marketing and sales expenses increased to $16.7 million for the year ended December 31, 1999 from $250,000 for the year ended December 31, 1998. This increase was principally attributable to:

     o an increase to $14.1 million in costs of our initial mass media-based branding and advertising campaign;

     o an increase in marketing and sales personnel costs to $332,000 for the year ended December 31, 1999 from $45,000 in the year ended December 31, 1998 and

     o amortization of advertising agreements amounting to $1.8 million for the year ended December 31, 1999.

     STOCK-BASED COMPENSATION. We incurred stock-based compensation expense of $5.0 million for the year ended December 31, 1999 compared to $5.3 million for the year ended December 31, 1998. During the first and second quarters of 1999, we recognized $4.9 million for the issuance of options to employees and directors. During 1999 we issued a total of 950,000 options and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company's former Chairman and Chief Executive Officer transferred 50,000 shares of Common Stock to the current Chairman and Chief Executive Officer. As a result of these transactions $2.5 million of compensation expense was recognized during the year ended December 31, 1999. In May 1998, 3,566,714 shares were transferred by an existing stockholder to officers, consultants and employees. Also in May 1998, 1,420,000 of shares of common stock were issued to a former officer of quepasa.com and an outside advisor. In addition, 215,000 stock options were granted to employees in the fourth quarter of 1998. As a result of these issuances, approximately $5.3 million of stock based compensation was recognized during the year ended December 31, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased to $6.6 million for the year ended December 31, 1999 from $535,000 for the year ended December 31, 1998. This increase was principally attributable to an increase in administrative personnel costs to $3.4 million for the year ended December 31, 1999 from $260,000 the year ended December 31, 1998.

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

  OPERATING EXPENSES

     PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses increased to $415,000 for the year ended 1998 from zero for partial year ended 1997. The 1998 expense consists of:

     o    personnel costs of $173,000; and

     o    expenses for telecommunications links for our Web site of $187,000.

     ADVERTISING AND MARKETING EXPENSES. Our advertising and marketing expenses increased to $250,000 for 1998 from zero for partial year 1997. The 1998 expense primarily consists of advertising expenses.

     STOCK-BASED COMPENSATION. Our stock-based compensation expenses increased to $5.3 million for 1998 from zero for partial year 1997. In May 1998, 3,566,714 shares were transferred by an existing stockholder to officers, consultants and employees. Also in May 1998, 1,420,000 of shares of common stock were issued to a former officer of quepasa.com and an outside advisor. In addition, 215,000 stock options were granted to employees in the fourth quarter of 1998. As a result of these issuances, approximately $5.3 million of stock based compensation was recognized during the year ended December 31, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased to $535,000 for the year ended 1998 from $4,000 for partial year 1997. The increase was principally attributable to:

     o an increase in personnel costs in corporate and administrative functions to $260,000 in 1998 from $4,000 in 1997; and

     o increases to $75,000 from zero in professional fees, to $27,000 from zero in rent and utilities and to $173,000 from zero in other office and related expenses.

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

     At December 31, 1999, we had $7.0 million in cash and cash equivalents and $22.2 million in short-term investments. On June 24,

1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999 we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. Prior to the initial public offering, we primarily financed our operations through private placements of common stock and convertible debt which totaled approximately $5.2 million, a $2.0 loan advanced by a former principal stockholder (repaid from proceeds of the initial public offering) and approximately $2.7 million advanced from quepasa.com's co-founder and former Chief Executive Officer (which has been repaid).

     Net cash used in operating activities was $41.9 million for the year ended December 31, 1999 and $3.0 million for the year ended December 31, 1998. Net cash used by operations in 1999 consisted of the net loss of $29.3 million, $22.1 million in net purchases of trading securities and an increase in prepaid expenses of $2.2 million (restated) offset by a non-cash expense for stock based compensation and amortization of $6.0 million, a decrease in deposits receivable of $1.5 million, an increase in accounts payable of $2.7 million and an increase in accrued liabilities of $1.0 million (restated). Net cash used in operations for 1998 primarily resulted from a $6.5 million loss and an increase in deposits receivable of $1.5 million offset by a $5.3 million non-cash expense for stock based compensation.

     Net cash used in investing activities was $2.0 million for the year ended December 31, 1999 and $757,692 for the year ended December 31, 1998. The increase is attributed to $2 million of fixed asset purchases.

     Net cash provided by financing activities was $48.7 million for the year ended December 31, 1999 and $5.6 million for the year ended December 31, 1998. The increase is primarily attributed to net proceeds received from our initial public offering of $48.7 million, including the exercise of the underwriter's overallotment.

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

     These risks include, among others, our ability to:

     o    expand the contents and services on our Web site;

     o    maintain and increase levels of traffic on our Web site;

     o    increase awareness of our quepasa.com.com brand;

     o    attract advertisers and sponsors to our Web site;

     o    generate significant revenues from e-commerce;

     o    respond effectively to competitive pressure;

     o    maintain our current, and develop new, strategic relationships;

     o recruit and retain personnel, including sales, content and technology personnel;

     o    anticipate and adapt to developing markets;

     o    upgrade and develop our systems and infrastructure;

     o respond to any failure of our network and to handle efficiently our Web traffic; and

     o    manage our rapidly expanding operations.

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

     WE ARE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

     In the first quarter of 2000, we acquired the stock of three companies. As part of our long-term business strategy, we continually evaluate strategic acquisitions of businesses. Acquisitions often involve a number of special risks, including the following:

     o we may experience difficulty integrating acquired operations and personnel;

     o    we may be unable to retain acquired subscribers;

     o    the acquisition may disrupt our ongoing business;

     o we may not be able to successfully incorporate acquired technology and rights into our offerings and maintain uniform standards, controls, procedures, and policies;

     o the businesses we acquire may fail to achieve the revenues and earnings we anticipated;

     o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

     o our resources may be diverted in asserting and defending our legal rights.

     We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

     o    causing us to incur additional debt;

     o forcing us to amortize expenses related to goodwill and other intangible assets;

     o    diluting our stockholders' ownership interest.

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

     As of March 29, 2000, we have 17,401,734 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. Currently, there are outstanding stock options or common stock purchase warrants to acquire 5,770,381 shares of common stock at exercise prices ranging from $1 to $19.80 per share, including 2,081,818 common stock purchase warrants subject to demand and piggy-back registration rights.


  RECENTLY ISSUED ACCOUNTING STANDARDS


     The Emerging Issues Task Force (the "EITF") provides guidance on the recognition of Internet barter advertising revenues and expenses in various circumstances. In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions," concluding that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. EITF No. 99-17 is effective and will be applied prospectively to all transactions occurring after January 20, 2000. quepasa does not expect that the adoption of EITF No. 99-17 will have a material impact on its consolidated financial statements.


     In March 2000, EITF No. 00-02 ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS was issued which addresses how an entity should account for costs incurred in web site development. The provisions of EITF No. 00-02 distinguish between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF No. 00-02 is effective on and after June 30, 2000, although early adoption is encouraged. We do not expect that the adoption of EITF No. 00-02 will have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 1999. We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk. Our interest income arising from these investments is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and trading securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds). As of December 31, 1999, a 10 basis point change in interest rates would have a potential impact on quepasa's interest earnings of approximately $22,000, which is clearly immaterial to its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS

                                QUEPASA.COM, INC.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           PAGE
                                                                           ----
          FINANCIAL STATEMENTS

            Report of Independent Auditors-- KPMG LLP...................      27

            Report of Independent Auditors-- EKS&H......................      28

            Balance Sheets as of December 31, 1999 and 1998.............      29

            Statements of Operations  for the Years Ended December 31,
               1999  and 1998 and For The  Period  From  Inception (June
               25, 1997) through December 31, 1997......................      30

            Statements of  Stockholders'  Equity (Deficit) for the Years
               Ended December 31, 1999 and 1998 and For The Period
               From Inception (June 25, 1997) through December 31,
               1997.....................................................      31

            Statements of Cash Flows for the Years Ended  December 31,
               1999  and 1998 and For The  Period  From  Inception (June
               25, 1997) through December 31, 1997......................      32

            Notes to Financial Statements...............................      33

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
quepasa.com, inc.:

     We have audited the accompanying balance sheet of quepasa.com, inc. (the Company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


     As more fully described in Note 14, (1) prepaid expenses, accrued liabilities and deferred advertising expense have been restated to eliminate the accrual of amounts to be paid in fiscal 2000 and to reclassify a portion of prepaid expense as contra-redeemable common stock, and (2) prepaid marketing services and additional paid-in capital have been restated to reflect an increase in the value assigned to shares of common stock and warrants issued in exchange for marketing services.


                                  /s/ KPMG LLP


Phoenix, Arizona
March 24, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
quepasa.com, inc.
Phoenix, Arizona

     We have audited the accompanying balance sheet of quepasa.com, inc. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 1998 and from Inception (June 25, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


     As more fully described in Note 14, the net loss per share for 1998 has been restated to reflect the weighting of the shares from the date of their issuance.


                              /s/  EHRHARDT KEEFE STEINER & HOTTMAN PC
                              --------------------------------------------------
                              Ehrhardt Keefe Steiner & Hottman PC


February 17, 1999
Denver, Colorado

                                QUEPASA.COM, INC.

                                 BALANCE SHEETS


                                                                     DECEMBER 31,
                                                                 --------------------
                                                                 1999            1998
                                                              (RESTATED)
                                                             ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents..............................    $  6,961,592    $ 2,199,172
  Trading securities.....................................      22,237,656             --
  Accounts receivable (net of allowance for doubtful
    accounts of $4,813 and $0, respectively).............         297,170             --
  Deposits receivable....................................              --      1,533,632
  Stock subscription receivable..........................              --        125,000
  Forgivable loans.......................................         368,042        396,540
  Prepaid expenses.......................................       2,161,494             --
                                                             ------------    -----------
          Total current assets...........................      32,025,954      4,254,344

Prepaid marketing services ..............................      10,120,192             --
Property and equipment, net..............................       2,051,103        354,620
Other assets.............................................         153,743          2,500
                                                             ------------    -----------
Total assets.............................................    $ 44,350,992    $ 4,611,464
                                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

  Accounts payable.......................................    $  2,775,347    $    71,222
  Accrued commissions....................................              --        215,233
  Stock subscription.....................................              --        337,500
  Deferred license fees..................................              --         64,165
  Accrued liabilities....................................       1,023,984          2,922
  Deferred revenue.......................................          85,417             --
                                                             ------------    -----------
          Total current liabilities......................       3,884,748        691,042
Redeemable common stock..................................       2,000,000             --
Deferred advertising expense.............................      (1,600,000)            --
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, no par
  value,-- none issued or outstanding....................              --             --
Common stock, authorized 50,000,000 shares, $0.001 par
  value; issued and outstanding 14,536,058 shares and
  9,075,833 shares, respectively.........................          14,536          9,076
Additional paid-in capital ..............................      75,829,202     10,427,477
Accumulated deficit .....................................     (35,777,494)    (6,516,131)
                                                             ------------    -----------
          Total stockholders' equity ....................      40,066,244      3,920,422
Commitments, contingencies and subsequent events (notes 5,
  7, 8, 9 and 13)........................................              --             --
                                                             ------------    -----------
Total liabilities and stockholders' equity (deficit).....    $ 44,350,992    $ 4,611,464
                                                             ============    ===========


                 See accompanying notes to financial statements.

                                QUEPASA.COM, INC.

                            STATEMENTS OF OPERATIONS


                                                                                    INCEPTION
                                                                                 (JUNE 25, 1997)
                                                  YEARS ENDED DECEMBER 31,           THROUGH
                                              --------------------------------    DECEMBER 31,
                                                    1999             1998             1997
                                              ---------------  ---------------  ---------------
Gross revenue.............................      $    670,639     $        --       $       --
Less commissions..........................          (114,395)             --               --
                                                ------------     -----------       ----------
Net revenue...............................           556,244              --               --
Operating expenses:
  Product and content development expenses         2,319,391         414,873               --
  Advertising and marketing expenses .....        16,735,517         250,419               --
  Stock based compensation expenses.......         4,951,177       5,265,364               --
  General and administrative expenses.....         6,588,196         534,632            3,703
                                                ------------     -----------       ----------
          Total operating expenses........        30,594,281       6,465,288            3,703
                                                ------------     -----------       ----------
Loss from operations......................       (30,038,037)     (6,465,288)          (3,703)
Other income (expense)
  Interest expense........................          (238,858)        (48,994)              --
  Interest income and other...............           855,408           1,054              800
  Unrealized gain on trading securities...           160,124              --               --
                                                ------------     -----------       ----------
Net other income (expenses)...............           776,674         (47,940)             800
                                                ------------     -----------       ----------
Net loss .................................      $(29,261,363)    $(6,513,228)      $   (2,903)
                                                ============     ===========       ==========

Net loss per share, basic and diluted
(restated).................................     $      (2.44)           (.98)      $       --
                                                ============     ===========       ==========
Weighted average number of shares
outstanding, basic and diluted.............       12,011,088       6,671,052        5,680,000
                                                ============     ===========       ==========


                 See accompanying notes to financial statements.

                                QUEPASA.COM, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM INCEPTION (JUNE 25, 1997) THROUGH
        DECEMBER 31, 1997 AND THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN         ACCUMULATED
                                               ---------------------------      CAPITAL
                                                  SHARES        AMOUNT        (RESTATED)         DEFICIT           TOTAL
                                              ------------    ------------    ------------     ------------     ------------
   Issuance of common stock for cash from
  initial capitalization .................       5,680,000    $      5,680    $     (5,660)    $       --       $         20
Net loss for the period ..................            --              --              --             (2,903)          (2,903)
                                              ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1997 ..............       5,680,000           5,680          (5,660)          (2,903)          (2,883)
Issuance of common stock and stock based
  compensation ...........................       1,420,000           1,420       4,985,294             --          4,986,714
Issuance of common stock in conversion
  of note payable ($1.56 per share) ......         666,666             667       1,039,113             --          1,039,780
Issuance of common  stock in conversion
of note payable ($1.00 per share) ........          50,000              50          49,950             --             50,000
Issuance of common stock for cash at $3.75
  per share, net of $641,000 of offering
  costs ..................................       1,259,167           1,259       4,080,030             --          4,081,289
Issuance of compensatory stock options to
  employees ..............................            --              --           278,750             --            278,750
Net loss for the year ....................            --              --              --         (6,513,228)      (6,513,228)
                                              ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1998 ..............       9,075,833           9,076      10,427,477       (6,516,131)       3,920,422
Issuance of compensatory stock options
  to employees, officers and directors ...            --              --         4,401,195             --          4,401,195
Issuance of stock to officers and
  directors ..............................          50,000              50         549,950             --            550,000
Issuance  of common  stock and  warrants
  for advertising and marketing services .         650,000             650      10,753,917             --         10,754,567
Issuance of common stock for consulting
  services ...............................          50,000              50         549,950             --            550,000
Proceeds from initial public offering,
  net of  $7,364,000 (restated) of offering
  costs ..................................       4,000,000           4,000      42,364,300             --         42,368,300
Proceeds from underwriter overallotment,
  net of $913,000 of offering costs ......         600,000             600       6,286,273             --          6,286,873
Proceeds from exercise of common stock
  options ................................         110,225             110         496,140             --            496,250
Net loss for the year ....................            --              --              --        (29,261,363)     (29,261,363)
                                              ------------    ------------    ------------     ------------     ------------
Balances, December 31, 1999 ..............      14,536,058    $     14,536    $ 75,829,202     $(35,777,494)    $ 40,066,244
                                              ============    ============    ============     ============     ============


                 See accompanying notes to financial statements.

                                QUEPASA.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          INCEPTION
                                                      YEAR ENDED                       (JUNE 25, 1997)
                                                       DECEMBER 31,       YEAR ENDED       THROUGH
                                                      1999 (RESTATED)     DECEMBER 31,    DECEMBER 31,
                                                                              1998            1997
                                                                         ------------     -----------
Cash flows from operating activities:
  Net loss ........................................    $(29,261,363)    $ (6,513,228)    $     (2,903)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization ................         341,887            6,532             --
     Forgiveness of forgivable loans ..............          28,498             --               --
     Stock based compensation .....................       4,951,195        5,265,364             --
     Consulting services received in exchange for
       stock ......................................         550,000             --               --
     Amortization of prepaid advertising ..........       1,034,375             --               --
     Accrued interest on convertible notes
       payable ....................................            --             39,780             --
     Unrealized gain on trading securities ........        (160,124)            --               --
     Increase (decrease) in cash resulting from
       changes in assets and liabilities:
       Purchase of trading securities, net ........     (22,077,532)            --               --
       Accounts receivable ........................        (297,170)            --               --
       Deposits receivable ........................       1,533,632       (1,533,632)            --
       Prepaid expenses ...........................      (2,161,494)            --               --
       Other assets ...............................        (175,790)          (2,500)            --
       Accounts payable ...........................       2,704,125           65,757            5,465
       Accrued liabilities ........................       1,021,062            2,922             --
       Deferred revenue ...........................          21,252           64,165             --
                                                       ------------     ------------     ------------
          Net cash (used in) provided  by
             operating activities .................     (41,947,447)      (2,604,840)           2,562
                                                       ------------     ------------     ------------
Cash flows from investing activities:
  Forgivable loans ................................            --           (396,540)            --
  Purchase of fixed assets ........................      (2,013,823)        (361,152)            --
                                                       ------------     ------------     ------------
          Net cash used in investing activities ...      (2,013,823)        (757,692)            --
                                                       ------------     ------------     ------------
Cash flows from financing activities:
  Stock subscription receivable ...................         125,000         (125,000)            --
  Net proceeds from private placements ............            --          4,081,289             --
  Proceeds from convertible note payable ..........            --          1,100,000             --
  Accrued commissions .............................        (215,233)         215,233             --
  Stock subscription ..............................        (337,500)         337,500             --
  Proceeds from initial public offering and
     overallotment, net of offering costs .........      48,655,173             --               --
  Proceeds from exercise of common stock
     options ......................................         496,250             --               --
  Proceeds from issuance of common stock ..........            --                100               20
  Payments on notes payable .......................            --            (50,000)            --
                                                       ------------     ------------     ------------
          Net cash provided by financing activities      48,723,690        5,559,122               20
                                                       ------------     ------------     ------------
Net increase in cash and cash equivalents .........       4,762,420        2,196,590            2,582
Cash and cash equivalents, beginning of period            2,199,172            2,582             --
                                                       ------------     ------------     ------------
Cash and cash equivalents, end of period ..........    $  6,961,592     $  2,199,172     $      2,582
                                                       ============     ============     ============
Interest paid .....................................    $    238,858           48,994             --
                                                       ============     ============     ============

    Supplemental disclosure of non-cash financing and investing activities:

                                                  1999            1998      1997
                                               (RESTATED)
Stock and  warrants  issued in exchange for
advertising and marketing services ........    $ 12,755,000          --      --
                                               ============    ==========    ==
Convertible  notes  converted  into  common
stock .....................................            --      $1,090,000    --
                                               ============    ==========    ==
Barter transactions .......................    $    119,000          --      --
                                               ============    ==========    ==

                                QUEPASA.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) THE COMPANY

     Quepasa.com, inc. (the "Company"), a Nevada Corporation, was incorporated in June 1997. The Company is a Hispanic Internet portal and community. quepasa.com offers a number of services such as a search engine, Spanish-language news feeds, free Web pages, worldwide weather information, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to their Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. The Company is targeted to provide users with information and interactive content centered around the Spanish language.

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


     Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses for trading securities are included in earnings and are derived using the specific identification method for determining the cost of securities. All trading securities held at December 31, 1999 are categorized as trading.

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

     The Company also derives revenue from slotting fees, setup fees, and commissions. Slotting fees revenue is recognized ratably over the period the services are provided. Setup fees revenue is recognized during the initial setup to the extent that direct costs are incurred. The remaining revenue derived from setup fees is deferred and amortized ratably over the term of the applicable agreement. Commission revenue related to X:Drive is recognized in the month in which a new account is established (i.e., services are provided). Commissions revenue and expenses related to Net2Phone is recognized during the month in which the service is provided.


     The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenues and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) through December 31, 1997, revenues and related expenses attributable to reciprocal services totaled approximately $119,000, $0 and $0, respectively.


     The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses in various circumstances. In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions," concluding that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. EITF No. 99-17 is effective and will be applied prospectively to all transactions occurring after January 20, 2000. The Company does not expect that the adoption of EITF No. 99-17 will have a material impact on its consolidated financial statements.

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

  PRODUCT AND CONTENT DEVELOPMENT

     Costs incurred in the classification and organization of listings within the Company's Web site are charged to expense as incurred. In accordance with SOP 98-1, material software development costs, costs of development of new products and costs of enhancements to existing products, incurred during the application development stage are capitalized. Based upon the Company's product development process, and the constant modification of the Company's Web site, costs incurred by the Company during the application development stage have been insignificant.

     In March 2000, EITF No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, was issued which addresses how an entity should account for costs incurred in web site development. EITF No. 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF No. 00-02 is effective on and after June 30, 2000 although early adoption is encouraged. The Company does not expect that the adoption of EITF No. 00-02 will have a material impact on its consolidated financial statements.

     Pursuant to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain material development costs incurred during the acquisition development stage, including costs associated with coding, software configuration, upgrades and enhancements.

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value of the assets less costs to sell.

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

(3) TRADING SECURITIES

     A summary of cost and estimated fair values of trading securities as of December 31, 1999 follows:

                                                     UNREALIZED  UNREALIZED     MARKET
                                            COST       GAINS       LOSSES       VALUE
                                        -----------  ----------- ----------- -----------

Corporate debt securities...........    $22,077,532   $ 160,124      $ 0     $22,237,656
                                        ===========   =========      ===     ===========

    There were no trading securities as of December 31, 1998. Proceeds from the sale of trading securities were $105,895,000 in 1999. There were no realized gains or losses during 1999.

(4) BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                            DECEMBER 31,
                                                          ---------------
                                                          1999
                                                         (RESTATED)   1998
                                                         ---------    ----
             PREPAID EXPENSES:
             Prepaid advertising......................   $ 1,516      $  --

             Prepaid consulting.......................         4         --
             Prepaid insurance........................       390         --
             Prepaid maintenance......................        90         --
             Prepaid content..........................        58         --
             Other prepaid expenses...................       103         --
                                                         -------      -----
                                                         $ 2,161      $  --
                                                         =======      =====
             PROPERTY AND EQUIPMENT:
             Computer equipment and software..........   $ 1,874      $ 345




             Furniture, fixtures, equipment and other.       367         16
             Leasehold improvements...................       147         --
                                                         -------      -----
                                                           2,388        361
             Less accumulated depreciation and
             amortization.............................      (337)        (6)
                                                         -------      -----
             Property and equipment...................   $ 2,051      $ 355
                                                         =======      =====

             ACCRUED LIABILITIES:
             Payroll taxes withheld...................   $     2      $   2
             Insurance payments withheld..............        --          1
             Advertising..............................       762         --
             Accrued vacation.........................        77         --
             Prizes payable...........................        15         --
             Accrued expenses.........................       168         --
                                                         -------      -----
                                                         $ 1,024      $   3
                                                         =======      =====


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

     Future minimum rental payments under non-cancelable operating and equipment leases are as follows:

                             YEARS ENDING DECEMBER 31,
                             -------------------------
                             2000.......................   $ 343,000
                             2001.......................     340,000
                             2002.......................     289,000
                                                           ---------
                                                           $ 972,000
                                                           =========

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

(6) INCOME TAXES

    No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1999. Sources of deferred tax liabilities and their tax effects follows:

                                                      DECEMBER 31,
                                              -----------------------
                                                  1999         1998
                                              -----------  ----------
            Net operating loss
            carryforwards................   $ 10,535,000    $ 6,910,000
            Nondeductible expenses.......        (79,000)    (5,265,000)
            Other........................        255,000             --
                                            ------------    -----------
            Gross deferred tax assets....     10,711,000      1,645,000
            Valuation allowance..........    (10,711,000)    (1,645,000)
                                            ------------    -----------
                                            $         --    $        --
                                            ============    ===========

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

  ADVERTISING CONTRACTS

     In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, we issued Telemundo 600,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock exercisable up to and including June 25, 2001 at $14.40 per share (see note 9). In exchange, we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. After completion of the IPO, the shares and warrants became fully vested and were not subject to return for nonperformance by Telemundo. The fair value of the transaction was measured and based on the fair value of the common stock issued at our IPO price of $12.00 per share plus $2,920,192 (restated), assigned to the warrants based upon the Black-Scholes pricing model using a 50% volatility rate. The Company began amortizing the $5.0 million advertising credit on January 1, 2000, after the cash purchase from Telemundo of $1 million in advertising services in 1999. The remaining balance of prepaid marketing services of $5,120,192 (restated) is amortized over the term of the agreement (5 years). This agreement also provides that (1) we will collaborate regarding online content development, co-branded marketing promotions, and other complementary aspects of our businesses, (2) we will cross-link each other's websites, and (3) exclusivity provisions for a period of six months.

     In April 1999, the Company issued 50,000 shares of its Common Stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000 (see note 9). The value of the stock and the related advertising costs were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date (December 31, 1999). The advertising costs were amortized on a straight-line basis over the full term of the contract as the services were performed ratably over the period. In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement has been amended, reducing the monthly commitment to $50,000 for January 2000, and to $40,000 for the remaining term of the agreement.

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

  INTERNET ACCESS AGREEMENT

     On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. (NetZero), where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session (user session fees). We are also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. In the event we have paid an aggregate of $6 million for user session fees we are obligated to spend an additional $1 million for CD's. In addition, according to the terms of the agreement, the Company made a $1 million advance payment which will be applied against future user session fees incurred by the Company. The Company is obligated to maintain an advance payment amount in future months equal to at least 125% of the amount due the prior month for such user session fees. The user session fees and the production and distribution costs for the CD's will be expensed as incurred.

  CONTENT

     The Company has various agreements with companies, which provide content for the Company's Web site. The agreements are for one to two years and require payments totaling an estimated $1.5 million in 2000.

     Included in the required payments for content in 2000 are payments which are to be made to Inktomi. On July 21, 1998, the Company entered an Information Services Agreement (the "Agreement") with Inktomi Corporation ("Inktomi") whereby Inktomi is to provide certain services, including but not limited to, search services enabling the Company to access Inktomi database of Internet Web sites. The agreement requires quarterly payments ranging from $60,000 to $75,000 and expires in August 2001. While the agreement provides for certain additional payments based upon actual use of Inktomi's services, the Company believes additional payments, if any, will not be material. The license will be expensed on a straight-line basis over the term of the agreement of three years.

     A summary of minimum payments under the Inktomi licensing agreement are as follows as of December 31, 1999:

                            YEARS ENDING DECEMBER 31,
                            -------------------------
                            2000.......................   $ 250,000
                            2001.......................     187,500
                                                          ---------
                                                          $ 437,500
                                                          =========

     The license fee expense was $227,000, $104,000 and $0 for the years ended December 31, 1999 and 1998 and for the period from inception (June 25, 1997) to December 31, 1997, respectively.

(8) CONTINGENCIES

  LEGAL PROCEEDINGS

     The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(9) STOCKHOLDERS' EQUITY

  INITIAL CAPITALIZATION

     Upon incorporation on June 25, 1997, the Company issued 5,680,000 shares of common stock for $20.00 to the co-founders of the Company.

CONVERTIBLE NOTE PAYABLE

     In May 1998, the Company issued $100,000 of convertible debt. The convertible debt accrued interest at 12% per annum and was scheduled to mature on the earlier of May 31, 2000 or the closing date of the Company's initial public offering. The Company had the right to convert unpaid note principal plus any accrued interest into 100,000 shares of common stock at any time during the term of the Note. In November 1998, the Company converted $50,000 of the Note into 50,000 shares of the Company's common stock and repaid the balance of $50,000.

     In July 1998, the Company issued $1,000,000 of convertible debt. The convertible debt accrued interest at 12% per annum and was payable on the earlier of May 31, 2000 or at the closing date of the Company's initial public offering, if any. The Company had the right to convert unpaid principal plus any accrued interest into 666,666 shares of common stock at any time during the term of the notes. The Company believes this conversion feature was based on the fair market value of the common stock on the date of issuance. In November 1998, the notes and accrued interest of $39,780 were converted into 666,666 shares of the Company's common stock.

  STOCK SPLIT

     In October 1998, the Company's board of directors authorized a 284 for one stock split. The financial statements have been presented as if the split had occurred at inception.

  PRIVATE PLACEMENT

     During November and December of 1998, the Company issued 1,259,167 shares of common stock in a private placement for cash at $3.75 per share. The Company received proceeds of $4,081,289 net of related costs of $640,587. In January 1999, $125,000 of the proceeds were received and were reflected as stock subscription receivable. Of the related costs, $215,233 were unpaid as of December 31, 1998.

     During December 1998, the Company received excess proceeds of $337,500 with respect to these private placements. These amounts were refunded upon the investor's request in January 1999.

  COMMON STOCK ISSUED IN EXCHANGE FOR ADVERTISING

     In April 1999, the Company issued 600,000 shares of common stock valued at $7.2 million (restated) and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share to Telemundo in exchange for television advertising credit valued at $5.0 million and other marketing services. The warrant was valued at $2,920,192 (restated) using the Black-Scholes option-pricing model. The $5 million advertising credit as of December 31, 1999, is included in prepaid marketing services on the balance sheet.

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

  REDEEMABLE COMMON STOCK -- SPOKESPERSON AGREEMENT

     In September 1999, the Company entered into a $6.0 million agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan is to act as spokesperson for the Company through December 31, 2000 and the Company will sponsor her United States concert tour. The terms of the agreement required the payment of $2.0 million upon signing the agreement, $2.0 million to be paid in fiscal year 2000 and issuance of 156,863 shares of redeemable common stock valued at $2.0 million ($12.75 per share). The value of the stock and the related advertising costs were originally determined by an independent third party and were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date. If the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return the stock to the Company in exchange for $2.0 million cash. If Estefan sells its shares of common stock of the Company for more than $18.75 per share they are obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million). Amounts related to this contract have been restated (note 14) and are recorded as prepaid expense, deferred advertising expense and redeemable common stock and are being amortized on a straight-line basis over the term of the contract. The Company recognized $1.2 million of amortization in 1999.

  OUTSTANDING WARRANTS

     As of December 31, 1999, the Company had outstanding warrants for the purchase of 1,400,000 common shares of our common stock. The holders of these warrants are as follows: 1,000,000 warrants held by Telemundo with a strike price of $14.40 per share and 400,000 warrants held by Cruttenden Roth with a strike price of $19.80 per share. They were valued at $2,920,192 (restated) and $1,732,000 (restated), respectively, on the date of grant using the Black-Scholes option-pricing model. The assumptions used for the Telemundo warrants are as follows: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 50% and expected life of 2 years. The assumptions used for the Cruttenden Roth warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 50% and expected life of 5 years.

  PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS

     During 1999, current and former employees and directors exercised common stock options for the purchase of 110,225 shares of the Company's common stock. The proceeds from these issuances totaled $496,000.

(10) LOSS PER SHARE

     A summary of the reconciliation from basic loss per share to diluted loss per share follows for the years ended December 31, 1999 and 1998 and the period from inception (June 25, 1997) through December 31, 1997:

                                                                 YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1999           1998           1997
                                                      -------------  -------------  ------------
            Loss available to common stockholders    $ (29,261,363)   $(6,513,228)   $    (2,903)
                                                     =============    ===========    ===========
            Basic EPS-weighted average shares
              outstanding (restated) ............       12,011,088      6,671,052      5,680,000
                                                     =============    ===========    ===========
            Basic and diluted loss per share
            (1998 restated) .....................    $       (2.44)   $      (.98)          --
                                                     =============    ===========    ===========
            Stock options not included in diluted
              EPS since antidilutive ............        2,987,000        215,000           --
                                                     =============    ===========    ===========
            Warrants not included in dilutive EPS
              since antidilutive ................        1,400,000           --             --
                                                     =============    ===========    ===========

(11) STOCK OPTION PLAN AND EMPLOYEE COMPENSATORY STOCK

     In October 1998, the Company adopted and later amended a Stock Option Plan (the "Plan"), which provides for the granting of options to officers, directors, and consultants. The plan permits the granting of "incentive stock options" meeting the requirements of Section 422A of the Internal Revenue Code as well as "nonqualified" which do not satisfy the requirements of that section. 6,000,000 shares of common stock have been restricted under the plan for the granting of options. The Plan will be in effect until November 1, 2009, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

     Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Prior to the Company's initial public offering, the fair market value of the stock was determined based on similar transactions with independent third parties and the mid-point of the proposed initial public offering price range ($10 to $12 per share) based on discussions with underwriters in late January 1999. Subsequent to the Company's initial public offering, the fair market value of the stock was determined based on the closing trading price of the Company's stock on the date of grant. Options granted under the plan vest one-third at the end of each of the three years of service following the grant date. The board of directors of the Company may waive the vesting requirements at its discretion. All stock options issued under the Plan are exercisable for a period of 10 years from the date of grant.

     During May 1998, the Company issued 1,420,000 shares of common stock to Michael Silberman, then an officer of the Company. 296,492 of those shares of common stock were issued to Mr. Silberman in error, and at the Company's request, he transferred those shares to an outside advisor. Also during May 1998, Jeffrey S. Peterson, the Company's then Chairman and Chief Executive Officer, transferred 3,566,714 existing shares to several employees and outside advisors. The fair market value of the common stock on the date of these issuances was determined to be $1.00 based on the issuance of convertible debt in May of 1998, which was convertible into common stock at $1.00 per share. Approximately $5 million in compensation expense is reflected in the December 31, 1998 financial statements as a result of these transactions.

     Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts presented below:

                                                                        INCEPTION
                                    YEAR ENDED         YEAR ENDED    (JUNE 25, 1997)
                                     DECEMBER 31,      DECEMBER 31,      THROUGH
                                   1999 (RESTATED)        1998          DECEMBER 31,
                                                       (RESTATED)           1997
                                                       ----------     --------------
Net loss
  As reported..................    $(29,261,363)    $ (6,513,228)    $      2,903
  Pro forma ...................    $(36,036,997)    $(11,434,405)    $      2,903



Basic and diluted loss per share
  as reported .................    $  (2.44)        $   (.98)        $        --
  Pro forma ...................    $  (3.00)        $  (1.71)        $        --


     For the purposes of SFAS 123 pro forma net loss and pro forma net loss per share, the fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for 1999: expected life of 5 years, expected volatility of 61%, risk-free interest rates of 5.52% and a 0% dividend yield; and for 1998: expected life of 5 years, 67% weighted average volatility, risk-free interest rate of 6% and a 0% dividend yield. The per share weighted average fair value of stock options granted under the Plan for the periods ended December 31, 1999 and 1998 were $5.91 and $2.63, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

     Summarized information relating to the stock option plan is as follows:

                                                            WEIGHTED
                                                  COMMON     AVERAGE
                                                   STOCK    EXERCISE
                                                  OPTIONS     PRICE
                                                 ---------  ---------
             Outstanding, December 31, 1997             --    $   --
               Granted.......................      215,000    $ 2.45
                                                 ---------    ------
             Outstanding, December 31, 1998        215,000    $ 2.45
               Granted.......................    3,065,500    $ 9.03
               Exercised.....................     (110,225)   $ 5.44
               Cancelled or forfeited........     (183,275)   $ 5.15
                                                  ---------    ------
             Outstanding, December 31, 1999..    2,987,000    $ 8.92
                                                 =========    ======
             Exercisable, December 31, 1999..    1,393,387    $ 7.80
                                                 =========    ======

    A summary of the stock options granted at December 31, 1999 are as follows:

                                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                    -----------------------------------------  ------------------------
                                                    WEIGHTED-
                                       NUMBER        AVERAGE                     NUMBER       WEIGHTED-
                                     OUTSTANDING    REMAINING     WEIGHTED-    EXERCISABLE     AVERAGE
                  RANGE OF              AS OF      CONTRACTUAL     AVERAGE        AS OF       EXERCISE
               EXERCISE PRICES        12/31/99        LIFE     EXERCISE PRICE   12/31/99        PRICE
            --------------------    ------------  ------------ --------------- ------------  ---------
               $ 0.0000 - $ 1.8500     117,500         8.9         $  1.26        82,500       $  1.37
               $ 5.5501 - $ 7.4000     500,000         9.4         $  7.00       500,000       $  7.00
               $ 7.4001 - $ 9.2500   1,380,500         9.4         $  7.87       556,999       $  7.97
               $ 9.2501 - $11.1000     260,000         9.4         $ 10.16       180,000       $ 10.27
               $11.1001 - $12.9500     479,000         9.6         $ 11.93        50,000       $ 12.32
               $12.9501 - $14.8000      30,000         9.5         $ 13.83        10,000       $ 14.00
               $14.8001 - $16.6500     200,000         9.6         $ 15.00        13,888       $ 15.00
               $16.6501 - $18.5000      20,000         9.6         $ 18.12             0       $  0.00
                                      --------         ---         -------      --------       -------
                                     2,987,000         9.4         $  8.92     1,393,387          7.80

(12) RELATED PARTY TRANSACTIONS

     In May 1998, Jeffrey S. Peterson, then our Chairman and Chief Executive Officer, conveyed an aggregate of 3,566,714 shares of his common stock to Michael A. Hubert, Kevin Dieball, Keith Fredriksen, The Monolith Limited Partnership and Richard Whelan, for $.00035 per share. The shares were conveyed at that time to induce these five persons to provide strategic planning and business development services to us.

     In July 1998, we loaned Mr. Peterson $100,000 pursuant to his employment agreement. We agreed that if Mr. Peterson was employed by us on April 1, 1999 the loan would be forgiven, which subsequently occurred. The loan bore interest at 10% per annum. Similar loans were made to several other of our officers including our Chief Executive Officer, Gary L. Trujillo, to whom we loaned $100,000. Mr. Trujillo's loan bears interest at 10% per annum with 50% of the loan forgiven in October 1999 and the remaining 50% in April 2000.

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

     In March 1999, The Monolith Limited Partnership, a former principal stockholder, sold 216,436 shares of our common stock at $7.00 per share and lent us $2.0 million for working capital. The loan bore interest at 12% per annum through June 1999 and then 14% per annum through March 2001 and was repaid with a portion of the proceeds of the initial public offering. Interest expense totaled $80,685 for the year ended December 31, 1999.

     In March 1999, Mr. Peterson sold 446,000 shares of our common stock, comprised of 396,000 shares at $7.00 per share and 50,000 shares at $6.00 per share, to a group of investors, including 25,000 shares sold to each of Jerry
J. Colangelo and Edwin C. Lynch both of who subsequently became directors. Mr. Peterson agreed to loan us up to $3.0 million of the proceeds from the sale of his common stock at any time prior to the completion of the offering to be used by us for working capital. The loans bore monthly interest of 12% per annum for four months and then 14% per annum for the next 20 months, at which time each loan would become due. Interest expense totaled $158,173 for the year ended December 31, 1999. All loans from Mr. Peterson have been paid in full.

     In April 1999, the Company issued 25,000 shares of common stock in exchange for consulting services provided by Southwest Harvard Group, a company owned by Mr. Trujillo, who subsequently became our Chairman and Chief Executive Officer that same month. The shares were valued at the fair market value of common stock at the date of issuance which was determined to be $11 per share based on the most recent similar transactions. The total cost of the stock of $275,000 and related expenses were recorded in the month the services were performed.

     In April 1999, the Company granted the Chairman and Chief Executive Officer options to purchase up to 350,000 shares of common stock exercisable at $7 per share, all of which vested immediately. Approximately $1.4 million of compensation expense was recorded for the year ended December 31, 1999 as a result of this transaction.

     In April 1999, the Company issued 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company's former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer. Approximately $1.1 million in compensation expense was recorded as a result of these transactions.

     In April 1999, the Company entered into a $1.5 million sponsorship agreement, payable in cash, with the Arizona Diamondbacks, a major league baseball team. The sponsorship fee was recognized as expense ratably over the 1999 baseball season. This agreement has been extended for the 2000 baseball season. Jerry J. Colangelo, who subsequently became one of our directors, is the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks. In April 1999, the Company entered into a sponsorship agreement with Telemundo. Subsequently, Telemundo became a principal stockholder of the Company and Alan J. Sokol its Chief Operating Officer became one of its directors.

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

     In September 1999, the Company granted the Chairman and Chief Executive Officer options to purchase up to 600,000 shares of common stock exercisable at $7.75 per share which vest over 3 years. The exercise price was determined to be equal to the fair value based on the closing trading price per share on the grant date. Therefore, no compensation expense was recorded as a result of this transaction.

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

     On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user for 681,818 shares of common stock valued at $9.6 million. An additional 681,818 shares will be held in escrow pending the outcome of certain revenue and web site contingencies over the 6-month period following the acquisition. The value of the stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced, or $14.09 per share.

     On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for a purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share.

     On March 9, 2000, the Company acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services. The purchase price for realestateespanol.com consisted of 335,925 shares of the Company's common stock valued at $3.0 million and the assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending realestateespanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $8.83 per share.

(14) RESTATEMENT

     As discussed in Note 9, in September 1999, the Company entered into a $6.0 million agreement with Estefan pursuant to which Estefan is to act as spokesperson for the Company through December 31, 2000 and the Company will sponsor her United States concert tour. Upon execution of the agreement, the Company recognized a prepaid asset in the amount of $6.0 million in connection with the Company's payment to Estefan of $2.0 million in cash, the Company's issuance to Estefan of $2.0 million worth of its common stock, and the Company's accrual of a liability in the amount of $2.0 million for the payments due to Estefan in fiscal 2000. Because there was a risk of forfeiture of common stock in the event of Estefan's nonperformance and because the agreement did not contain a significant disincentive for Estefan's nonperformance, the common stock was not deemed issued for accounting purposes. Furthermore, payment of the $2.0 million due Estefan in installments beginning in fiscal 2000 was dependent on Estefan's continued future performance. In other words, the Company did not have a present obligation to make the installment payments prior to their respective due dates. Accordingly, the Company is restating its 1999 balance sheet to reverse the accrual of the liability for the fiscal 2000 payments, to recognize a contra-redeemable common stock account in the amount of $2.0 million and to reduce prepaid expense by $4.0 million.

     The Company entered into an agreement with Telemundo in which the Company originally valued the transaction at the value of the $5.0 million of advertising credits to be received in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and placed a $0 valuation on the warrants issued using the minimum value method. The Company has revised the value of the common stock issued using the IPO price of $12.00 a share for a total of $7.2 million, and valued the warrants at $2,920,000 using the Black-Scholes option pricing model with a 50% volatility rate. As a result of the increased valuation, the deferred marketing service, which has been reclassified as a prepaid asset, as well as additional paid-in capital, was increased from $5.0 million to $10,120,000.

     The Company also revised the calculations of the weighted average number of shares outstanding to reflect the weighting of the shares from the date of this issuance. The net loss per share for 1998 increased $.26 a share from $.72 to $.98. There was no impact on the net loss per share for 1997.

(15) QUARTERLY FINANCIAL DATA - UNAUDITED

     A summary of the quarterly data for the years ended December 31, 1999 and 1998 follows:


                                                      FIRST     SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                    ---------  ---------  ---------  ---------   ---------
                   1999:
                    Gross revenues .............    $    --          16        154        501         671
                                                    =========    ======     ======     ======     =======
                    Net Revenue ................    $    --           8        128        420         556
                                                    =========    ======     ======     ======     =======
                    Operating expenses .........    $   3,679     9,661      8,874      8,380      30,594
                                                    =========    ======     ======     ======     =======
                    Loss from operations .......    $  (3,679)   (9,653)    (8,746)    (7,960)    (30,038)
                                                    =========    ======     ======     ======     =======
                            Net (loss) .........    $  (3,683)   (9,763)    (8,296)    (7,519)    (29,261)
                                                    =========    ======     ======     ======     =======
                    Net loss per share, basic       $    (.41)     (.98)      (.58)      (.52)      (2.44)
                     and diluted ...............    =========    ======     ======     ======     =======
                   1998:
                    Gross revenues .............    $    --        --         --         --          --
                                                    =========    ======     ======     ======     =======
                    Net Revenue ................    $    --        --         --         --          --
                                                    =========    ======     ======     ======     =======
                    Operating expenses .........    $      14     5,014        292      1,145       6,465
                                                    =========    ======     ======     ======     =======
                    Loss from operations .......    $     (14)   (5,014)      (292)    (1,145)     (6,465)
                                                    =========    ======     ======     ======     =======
                            Net loss ...........    $     (14)   (5,016)      (321)    (1,162)     (6,513)
                                                    =========    ======     ======     ======     =======
                  Net loss per share, basic and
                   diluted (restated) ..........    $    --        (.79)      (.05)      (.15)       (.98)
                                                    =========    ======     ======     ======     =======

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's 2000 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's 2000 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's 2000 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's 2000 annual meeting of stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as a part of this report:


      The following financial statements of quepasa.com, inc. are filed as part of this Form 10-K/A.



                                                                                       PAGE
                                                                                       ----

                 Independent Auditors' Report-- KPMG LLP...........................     27
                 Independent Auditors' Report-- EKS&H..............................     28
                 Balance Sheets as of December 31, 1999 and 1998...................     29
                 Statements  of Operations  for the Years Ended  December 31,
                   1999 and 1998 and for the Period From Inception  (June 25,
                   1997) through December 31, 1997.................................     30
                 Statements of Stockholders' Equity for the Years Ended
                   December 31, 1999 and 1998 and for the Period From
                   Inception (June 25, 1997) through December 31, 1997.............     31
                 Statements  of Cash Flows for the Years  Ended  December 31,
                   1999 and 1998 and for the Period From Inception  (June 25,
                   1997) through December 31, 1997.................................     32
                 Notes to Financial Statements.....................................     33


     (2) Financial Statement Schedules:
         Not applicable

(b) Reports on Form 8-K.

     (1) On November 1, 1999, the Company filed a report on Form 8-K announcing the settlement of its lawsuit against Jeffrey Peterson, the Company's co-founder and former Chief Executive Officer.

     (2) On December 23, 1999, the Company filed a report on Form 8-K announcing it had promoted Juan C. Galan to Chief Financial Officer.

(c) Exhibits:

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 18, 2001.


                         quepasa.com, inc.

                         By: /s/         GARY L. TRUJILLO
                             --------------------------------------------------
                              Name:  Gary L. Trujillo
                              Title: President, Chief Executive Officer and
                                     Chairman of the Board of Directors
                                     (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:


                     NAME                                   TITLE                              DATE
                     ----                                   -----                              ----
   /s/        GARY L. TRUJILLO              President,  Chief Executive Officer and        May 18, 2001
   --------------------------------------   Chairman of the Board of Directors
              Gary L. Trujillo              (PRINCIPAL EXECUTIVE OFFICER)

    /s/       ROBERT J. TAYLOR             Chief Financial Officer,  Secretary and         May 18, 2001
   --------------------------------------  Treasurer (PRINCIPAL FINANCIAL
              Robert J. Taylor             OFFICER AND PRINCIPAL  ACCOUNTING OFFICER)

    /s/      JERRY J. COLANGELO              Director                                      May 18, 2001
   --------------------------------------
             Jerry J. Colangelo

                                             Director                                      May 18, 2001
   --------------------------------------
             Jose Maria Figueres

    /s/         LOUIS OLIVAS                 Director                                      May 18, 2001
   --------------------------------------
                Louis Olivas

    /s/      L. WILLIAM SEIDMAN              Director                                      May 18, 2001
   --------------------------------------
             L. William Seidman

   /s/          MICHAEL WECK                 Director                                      May 18, 2001
   --------------------------------------
                Michael Weck

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                           DESCRIPTION OF DOCUMENT
    -------                           -----------------------
     3.01 Articles of Incorporation of the Registrant, as amended (1)

     3.02 Bylaws of the Registrant, as amended (1)

     4.01 1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements (1)

     4.02 Registration Rights Agreement dated as of September 1, 1999, by and between the Registrant and Estefan Enterprises, Inc. (2)

     4.03 Registration Rights Agreement dated as of January 26, 2000, by and among the Registrant, Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd. (5)

     4.04 Common Stock Purchase Warrant dated January 26, 2000, issued to Verde Capital Partners, LLC (5)

     4.05 Common Stock Purchase Warrant dated January 26, 2000, issued to Verde Reinsurance Company, Ltd. (5)

     4.06 Registration Rights Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated, Ltd. (5)

     4.07 Promissory Note dated as of January 28, 2000, from the Registrant to Verde Capital Partners, LLC (5)

     4.08 Escrow Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC, Cruttenden Roth Incorporated and Norwest Bank Arizona, N.A. (5)

     4.09 Registration Rights Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta and John Beneventi (5)

     4.10 Escrow Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta, John Beneventi and Norwest Bank Arizona, N.A. (5)

     9.01 Voting Trust Agreement (1)

     10.01 Agreement with Reuters NewMedia, Inc., as amended (1)

     10.02 Office Lease of the Registrant (Arizona) (1)

     10.03 Agreement with WeatherLabs, Inc. (1)

     10.04 Agreement with GTE Internetworking, Inc. (1)

     10.05 Agreement with Garcia/LKS (1)

     10.06 Amendment to Agreement with Garcia/LKS (5)

     10.07 Agreement with Telemundo Network Group LLC (1)

     10.08 Common Stock Purchase Warrant dated April 14, 1999, issued to Telemundo Network Group LLC (1)

     10.09 Agreement with Arizona Diamondbacks (1)

     10.10 Agreement with Miami Herald Online (1)

     10.11 Agreement with Inktomi Corporation (1)

     10.12 Amendment to Agreement with Inktomi Corporation (5)

     10.13 Agreement with Estefan Enterprises, Inc. (2)

     10.15 Second Amended and Restated Employment Agreement with Gary
           Trujillo (5)

     10.16 Second Amended and Restated Employment Agreement with Juan Galan (5)

     10.17 Second Amended and Restated Employment Agreement with Robert
           Taylor (5)

     10.18 Agreement with NetZero, Inc. (5)

     10.19 Merger Agreement dated as of December 17, 1999, by and among the Registrant, eTrato Acquisition, Inc., eTrato.com, inc., Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated (5)

     10.20 Merger Agreement dated as of January 17, 2000, by and among the Registrant, Credito Acquisition, Inc., credito.com, inc., Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd. (5)

     10.21 Agreement and Plan of Merger dated as of March 9, 2000, by and among the Registrant, credito.com, inc., realestateespanol.com, inc., Century Finance USA, Inc. d/b/a RealEstateEspanol.com, Inc., Gary Acosta and John Beneventi (5)

     16.01 Letter from BDO Seidman, LLP (1)

     16.02 Letter from Ehrhardt, Keefe, Steiner & Hottman, P.C. (3)

     16.03 Letter from Deloitte & Touche LLP (4)

     21.01 Subsidiaries of the Registrant (5)

     23.01 Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C. (set forth in the report of EKS&H contained in Item 8) (5)

     23.02 Consent of KPMG LLP (5)

     27.01 Financial Data Schedule (5)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-74201).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 3, 1999.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 18, 2000.

(5) Previously filed with the Registrant's Annual Report on Form 10-K dated March 30, 2000.