Form 10-Q/A
period 2000-03-31
QUEPASA COM INC
filed 2001-08-15
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q/A


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

                               QUEPASA.COM, INC.

                                     INDEX


PART I.          FINANCIAL INFORMATION                                         PAGE NO.
Item 1.      Condensed Consolidated Financial Statements . . . . . . . . . . . .  1

             Condensed Consolidated Balance Sheets at March 31, 2000, (unaudited)
                      and December 31, 1999 . . . . . . . . . . . . . . . . . . . 1

             Condensed Consolidated Statements of Operations for the Three Months
                      Ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . 2

             Condensed Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . 3

             Notes to Condensed Consolidated Financial Statements . . . . . . . . 5

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations -- Risk Factors . . . . . . . . . . . .  12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk . . . .  24

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 1.                     PART I FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       QUEPASA.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                MARCH 31,     DECEMBER 31,
                                                                   2000          1999
                                                                (UNAUDITED)
                                                                (restated)
                                                              -------------- -------------
 ASSETS
 Current assets:
   Cash and cash equivalents..............................    $  5,111,885   $  6,961,592
   Trading securities.....................................      17,345,392     22,237,656
   Accounts receivable (net of allowance for doubtful
      accounts of $6,638 and $4,813, respectively)........         416,920        297,170
   Forgivable loans.......................................         276,667        368,042
   Prepaid expenses.......................................       4,813,301      2,161,494
   Other current assets...................................       5,787,391            --
                                                              ------------   ------------
           Total current assets...........................      33,751,556     32,025,954
 Prepaid marketing services ..............................       8,840,127     10,120,192
 Property and equipment, net..............................       2,219,857      2,051,103
 Goodwill, net ...........................................      19,947,364            --
 Other assets.............................................         985,680        153,743
                                                              ------------   ------------
 Total assets.............................................    $ 65,744,584  $  44,350,992
                                                              ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable.......................................    $  4,071,197   $  2,775,347
   Accrued liabilities....................................         647,518      1,023,984
   Interest payable.......................................          21,970             --
   Deferred revenue.......................................          97,182         85,417
                                                              ------------   ------------
           Total current liabilities......................       4,837,867      3,884,748
 Long-term notes payable..................................       2,149,054             --

 Redeemable common stock..................................       2,000,000      2,000,000
 Deferred advertising expense ............................      (1,200,000)    (1,600,000)

 Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, no par
   value, -- none issued or outstanding...................             --             --
 Common stock, authorized 50,000,000 shares, $0.001 par
   value; issued and outstanding 17,742,790 shares and
   14,536,058 shares, respectively........................          17,743         14,536
 Additional paid-in capital...............................     104,338,376     75,829,202
 Accumulated deficit......................................     (46,398,456)   (35,777,494)
                                                              ------------   ------------
           Total stockholders' equity.....................      57,957,663     40,066,244
                                                              ------------   ------------
 Total liabilities and stockholders' equity ..............    $ 65,744,584   $ 44,350,992
                                                              ============   ============


See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                     2000                1999
                                                  (restated)
                                                 ------------        -----------
Gross revenue................................... $    729,533        $        --
Less commissions................................      (64,661)                --
                                                 ------------        -----------
Net revenue.....................................      664,872                 --
Operating expenses:
   Product and content development expenses.....    1,720,420            186,691
   Advertising and marketing expenses...........    7,075,214          2,062,607
   General and administrative expenses..........    1,693,515          1,429,299
   Amortization of goodwill.....................    1,079,391                 --
                                                 ------------        -----------
          Total operating expenses..............   11,568,540          3,678,597
                                                 ------------        -----------
Loss from operations............................  (10,903,668)        (3,678,597)
Other income (expense):
  Interest expense..............................      (31,358)           (20,000)
  Interest income and other.....................      430,393             15,378
  Short term gain on trading securities.........        2,820                 --
  Unrealized loss on trading securities.........     (119,149)                --
                                                 ------------        -----------
Other income (expenses), net....................      282,706             (4,622)
                                                 ------------        -----------
Net loss........................................ $(10,620,962)       $(3,683,219)
                                                 ============        ===========
Net loss per share, basic and diluted........... $       (.67)       $      (.41)
                                                 ============        ===========
Weighted average number of shares
outstanding, basic and diluted..................   15,764,051          9,075,833
                                                 ============        ===========



See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                              2000               1999
                                                          (restated)
                                                          ------------        -----------
  Cash flows from operating activities:
    Net loss ..........................................   $(10,620,962)       $(3,683,219)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization ..................      1,360,666             28,694
       Stock based compensation .......................         20,546            479,000
       Forgiveness of forgivable loans ................        173,374                 --
       Amortization of prepaid marketing services .....      1,280,065                 --
       Unrealized loss on trading securities ..........        119,149                 --
       Short-term gain on trading securities ..........         (2,820)                --
       Increase (decrease) in cash resulting
        from changes in assets and liabilities:
         Sale of trading securities, net ..............      4,775,935                 --
         Accounts receivable ..........................       (119,750)                --
         Prepaid expenses .............................     (2,593,807)           456,714
         Other assets .................................     (6,710,890)           (51,192)
         Accounts payable .............................      1,192,311            317,214
         Accrued liabilities ..........................       (357,395)            95,142
         Amortization of deferred advertising credit ..        400,000                 --
         Deferred revenue .............................         11,765                 --
                                                          ------------        -----------
            Net cash used in operating activities .....    (11,071,813)        (2,357,647)
                                                          ------------        -----------
  Cash flows from investing activities:

    Forgivable loans ..................................        (82,000)           (35,165)
    Cash paid for acquisitions ........................       (238,793)                --
    Cash received in acquisition ......................        578,730                 --
    Purchase of fixed assets ..........................       (161,804)          (510,301)
                                                          ------------        -----------
            Net cash (used in) provided by
              investing activities ....................         96,133           (545,466)
                                                          ------------        -----------

  Cash flows from financing activities:

    Stock subscription receivable .....................             --            125,000
    Net proceeds from issuance of stock ...............      9,000,000                 --
    Proceeds from the exercise of stock options .......        347,302                 --
    Proceeds from draws on line of credit .............         12,286          2,000,000
    Payment on note payable ...........................       (233,615)                --
    Accrued commissions ...............................             --           (191,144)
    Stock subscription ................................             --           (337,500)
    Deferred initial public offering costs ............             --           (342,441)
                                                          ------------        -----------
            Net cash provided by financing
              activities ..............................      9,125,973          1,253,915
                                                          ------------        -----------
  Net decrease in cash and cash equivalents ...........     (1,849,707)        (1,649,198)
  Cash and cash equivalents, beginning of period ......      6,961,592          2,199,172

                                                          ------------        -----------
  Cash and cash equivalents, end of period ............   $  5,111,885        $   549,974
                                                          ============        ===========



Supplemental disclosure of non-cash operating, financing and investing activities:
 Interest paid .......................................                   $    12,286        --
                                                                         ===========  ========
 Barter transactions..................................                   $   112,146        --
                                                                         ===========  ========
 Notes payable assumed in acquisitions................                   $ 2,370,383        --
                                                                         ===========  ========
 Issuance of stock in acquisitions....................                   $20,073,032        --
                                                                         ===========  ========


See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(1)      THE COMPANY


    quepasa.com, inc. (the "Company"), a Nevada Corporation, was incorporated in June 1997. The Company is a bilingual Internet portal and on-line community focused on the United States Hispanic market. quepasa.com offers a number of services such as a search engine, Spanish-language newsfeeds, free Web pages, worldwide weather information, chat, games, maps, messageboards and free e-mail. The Company's portal draws viewers to its Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Because English is the language preference of many United States Hispanics, it also offers its users the ability to access information and services in the English language.


    The Company has not had any significant revenue and there is no assurance that the Company will generate significant revenue or earn profits in the future.

(2)      BASIS OF PRESENTATION


    Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K/A, for the year ended December 31, 1999.


(3)      SIGNIFICANT TRANSACTIONS


    On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for a purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which is being amortized on a straight-line basis over a period of 3 years.



    On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of common stock valued at $14.09 per share, and assumption of a $1.25 million promissory note. The note payable is due in whole on January 28, 2002 with a stated interest rate at the greater of 6% per annum or the federal rate then in effect with respect to debt instruments having a two-year term. An additional 681,818 shares will be held in escrow pending the outcome of certain revenue and web site contingencies over the six-month period following the acquisition. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $14.09 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which is being amortized on a straight-line basis over a period of 3 years.



         On March 9, 2000, the Company acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services for an aggregate purchase price of $3.3 million. The purchase price for RealEstateEspanol.com consisted of 335,925 shares of the Company's common stock valued at $3.0 million and the assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending RealEstateEspanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $8.83 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which is being amortized on a straight-line basis over a period of 3 years.



         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999. Amortization of goodwill related to the acquisitions of credito.com, eTrato.com and RealEstateEspanol.com has been recorded for the applicable period of inception, August 17, 1999, June 16, 1999 and August 30, 1999, respectively, through December 31, 1999, based on an estimated useful life of 3 years. Such pro form amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1999, including $1,752,000 and $0 amortization of goodwill during the three months ended March 31, 2000 and 1999, respectively (in thousands, except per share amounts):



                                                  THREE MONTHS ENDED MARCH 31
                                                     2000              1999
                                                     ----              ----
Gross revenue                                     $   730             $  -
Net revenue                                           665                -
Operating expenses                                 13,604              3,679
Net loss                                          (12,657)            (3,683)
Net loss per share, basic and diluted                (.80)              (.41)

         While issuance of the contingent shares of common stock held in escrow is believed to be remote, the contingent shares of common stock held in escrow as a result of the acquisitions, if subsequently issued, would increase the purchase price of the entities by $7,500,000, $9,607,000, and $2,197,000, for credito.com, eTrato.com, and RealEstateEspanol.com, respectively, assuming the same fair value for the contingent shares of common stock as that which was used for the shares of common stock that were issued as a result of the transaction on the respective acquisition dates. In addition, pro forma operating expenses for the first quarter of 2000 would increase to $15,212,000, from $13,604,000, and would remain at $3,679,000 for the first quarter of 1999, net loss for the first quarter of 2000 would increase to $14,264,000, from $12,657,000, and would remain at $3,683,000 for the first quarter of 1999, and net loss per share for the first quarter of 2000 would increase to $.90, from $.80, and would remain at $.41 for the first quarter of 1999.



    On March 30, 2000, Gateway, Inc. invested $9.0 million (restated) in exchange for 1,428,571 shares of common stock which represents 7.6% of quepasa.com's outstanding common stock. The amount attributable to common stock and additional paid-in capital was $7,685,712, the value of the 1,428,571 shares of common stock on the date issued ($5.38 per share). Additionally, quepasa granted a 60-day warrant to acquire 483,495 shares of common stock at $7 per share. The warrants were valued at $386,000 using the Black-Scholes option-pricing model. The assumptions used for the Gateway warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 147%, and expected life of two months. In the event there is a change in ownership of quepasa in excess of 30% prior to September 30, 2000 and for a price per share less than $7.00, Gateway has the right to be reimbursed for the differential in the per share amount. quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $5.8 million (restated) of computers pursuant to this agreement to be used for promotional activities which are included in other current assets as of March 31, 2000. The Company took title to the computers upon the close of the transaction. Since the Company has no warehousing facilities, the computers were segregated from Gateway's inventory in third party warehouse locations and the Company is responsible for the payment of warehouse storage charges. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community. These computers will be amortized as they are donated.


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


CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS



    Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended
March 31, 2000, two customers
accounted for 34% and 20% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of the total gross revenue.


CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and highly liquid debt instruments with original maturities of three months or less.


TRADING SECURITIES



         The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading securities at March 31, 2000 and December 31, 1999 consist of corporate debt securities.



    Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses for trading securities are included in operations and are derived using the specific identification method for determining the cost of securities. All securities held at March 31, 2000 and December 31, 1999 are categorized as trading.


REVENUE RECOGNITION


    The Company's revenue is derived principally from the sales of banner advertisements and sponsorships. The Company sells banner advertising primarily on a cost-per-thousand impressions, or "CPM" basis, under which advertisers and advertising agencies receive a guaranteed number of "impressions," or number of times that an advertisement appears in pages viewed by users of the Company's Web site, for a fixed fee. The Company's contracts with advertisers and advertising agencies for these types of contracts cover periods ranging from one to twelve months. Advertising revenues are recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.



    The Company also derives revenue from the sale of sponsorships for certain areas or a sponsorship exclusivity for certain areas within its Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.



   The Company also derives revenue from slotting fees and commissions. Slotting fees revenue is recognized ratably over the period the services are provided. Setup fees revenue is recognized during the initial setup to the extent that direct costs are incurred. The remaining revenue derived from setup fees is deferred and amortized ratably over the term of the applicable agreement. Commission revenue related to X:Drive is recognized in the month in which a new account is established (i.e. services are provided). Commission revenue and expenses related to Net2Phone are recognized during the month in which the service is provided.

    The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended March 31, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $112,000 (restated) and $0, respectively, and related expenses totaled approximately $161,000 (restated) and $0, respectively.



COMPUTER PROMOTIONS INVENTORY



         Computer promotions inventory is recorded at cost and included in Other Current Assets. Amortization expense is provided on an individual basis as each computer is donated.


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



         In March 2000, EITF No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, was issued, addressing how an entity should account for costs incurred in web site development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF 00-02 is effective on and after June 30, 2000 although early adoption is encouraged. The adoption of EITF No. 00-02 did not have a material impact on the Company's consolidated financial statements.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS


    The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, forgivable loans, accounts payable, and accrued liabilities approximates fair market value because of the short term nature of the instruments.



    The terms of the Company's notes payable approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


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


    The Company uses one of the most widely used option pricing models, the Black-Scholes model ("Model"), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.



         Stock based compensation totaled $20,546 for the three months ended March 31, 2000 and is primarily classified in production and content development expense. Stock based compensation totaled $479,000 for the three months ended March 31, 1999 and is classified as follows: $69,300 in production and content development expense, $35,000 in advertising and marketing expense, and $374,700 in general and administrative expense.


NET LOSS PER SHARE


    Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Stock options and warrants are excluded because they are anti-dilutive.

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
                                                    ==========      ============

(6) COMMITMENTS

ADVERTISING CONTRACTS


    In April 1999, the Company entered into an agreement with Telemundo Network Group LLC ("Telemundo"). A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and warrants to purchase 1,000,000 shares of the Company's common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. This agreement also provides that the Company will collaborate regarding online content development, co-branded marketing promotions and other complementary aspects of its businesses. As of March 31, 2000, the Company's unused advertising credit amounted to $4.7 million.


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


    The Company is obligated to pay $2.0 million in 2000 under an agreement with Estefan Enterprises, Inc. ("Estefan"). In addition, if the closing price of the Company's common stock on September 1, 2000 is less than $12.75 per share, Estefan will have the option to return 156,863 shares of the Company's common stock (issued to Estefan in September, 1999) to the Company in exchange for $2.0 million cash. As of March 31, 2000, the Company has paid $1.5 million of the year 2000 obligation.


INTERNET ACCESS AGREEMENT


    On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. ("NetZero"), where they will provide free internet access along with the Company's content to the U.S. Hispanic market. According to the terms of this agreement, the Company is obligated to pay a fee for their subscribers who access the Company's Web site. This fee ranges from $.10 to $.15 per user session. The Company is also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service.


(7) CONTINGENCIES

LEGAL PROCEEDINGS


    The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.


(8) LOSS PER SHARE


    A summary of the reconciliation from basic loss per share to diluted loss per share for the three months ended March 31, 2000 and 1999 follows:



                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2000           1999
                                                                  (restated)
                                                                -------------    ---------

                        Loss available to common stockholders   $(10,620,962)   $(3,683,219)
                        Basic EPS-weighted average shares       ============    ===========
                          outstanding........................     15,764,051      9,075,833
                                                                ============    ===========
                        Basic and diluted loss per share.....   $       (.67)   $     (.41)
                                                                ============    ===========
                        Stock options not included in diluted
                          EPS since antidilutive...............    3,996,046      1,463,000
                                                                ============    ===========
                           Warrants not included in diluted
                             EPS since antidilutive............    2,565,313            --
                                                                ============    ===========



         Contingent shares not included in basic and diluted EPS total 930,652 and 0 for the three months ended March 31, 2000 and March 31, 1999, respectively.


(9)  SUBSEQUENT EVENTS

    On May 9, 2000 the Company announced that it would be reducing its workforce by approximately one third over the next 60 days as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company will record the costs associated with the workforce reduction in its second fiscal quarter.


(10) RESTATEMENT



         The Company has restated its March 31, 2000 financial statements to appropriately reflect the following: (1) the classification of a contra-redeemable common stock account in the amount of $2 million, net of accumulated amortization of $800,000, reclassified from prepaid expenses, and reversal of a $500,000 liability (accounts payable), which also reduces prepaid expenses, as of March 31, 2000 for payments to be made after March 31, 2000 under the Estefan contract since the Company did not have a present obligation to make the future installment payments, and (2) the classification of prepaid marketing services of $4,658,640 as an asset, reclassified from deferred advertising services, and an increase in the value assigned to the issuance of common stock and warrants related to the Telemundo agreement in the amount of $5,120,192, both amounts of which are reflected as prepaid marketing services on the balance sheet. The increase in amortization associated with the prepaid marketing services was $256,010 during the three months ended March 31, 2000. Additionally, the Company recorded $682,695 of amortization expense (included in the advertising and marketing expenses line item on the statement of operations) in the first quarter of 2000 related to the 1999 amortization of prepaid marketing services. The Company did not adjust the amortization of these costs in its 1999 Form 10-K/A due to the immaterial impact on its results of operations. Prepaid marketing services were reduced by the total of $938,705 in amortization for the three months ended March 31, 2000.



         Furthermore, the Company originally recorded the issuance of 1,428,571 shares of common stock in the Gateway transaction at $7.00 per share and immediately expensed a $1,000,000 marketing payment to Gateway. Management has determined that the issuance of shares of common stock should be valued at $5.38 per share representing the closing price of the Company's common stock on the execution date of the transaction. The difference in the price per share noted above has been reflected as a reduction of additional paid-in capital in the amount of $1,928,499, elimination of $1.0 million advertising expense, and a reduction of $928,499 in other current assets representing a discount assigned to the value of computer promotions inventory purchased as part of the transaction.



         The Company has restated its barter revenue and barter expenses for the quarter ended March 31, 2000 to comply with limitations identified in EITF 99-17. As a result, gross revenues and advertising and marketing expenses were both reduced by $192,000 for the three months ended March 31, 2000. Barter revenue for the three months ended March 31, 2000, after the restatement, was $112,000, while advertising and marketing expenses related to barter transactions was $161,000.



         Therefore, the quarterly financial information as of and for the three months ended March 31, 2000, has been restated to properly record these matters in accordance with generally accepted accounting principles. The net loss of the Company for the three-month period ended March 31, 2000, decreased from $10.7 million to $10.6 million, with a decrease in the basic and diluted net loss per share of $.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS


    This Quarterly Report on Form 10-Q/A and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1., Financial Statements, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Item 3, Quantitative and Qualitative Disclosures about Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.


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


    This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Quarterly Report on Form 10-Q/A under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors", "Item 3, Quantitative and Qualitative Disclosures about Market Risk" and our other SEC filings and our press releases.



    The following discussion of our financial condition and results of operations for the three months ended March 31, 2000 and 1999 should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q/A.


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

ON-LINE AUCTIONS


    Our goal is to become the most popular auction community for Hispanic Internet users. On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million consisting of 681,818 shares of common stock valued at $9.6 million and assumption of a $1.25 million promissory note. An additional 681,818 shares are being held in escrow pending the outcome of certain revenue and web-site contingencies over the 6-month period following the acquisition. Our acquisition of eTrato.com will enable us to move toward this goal. eTrato.com is an online, auction community that:


    - facilitates transactions from consumer-to-consumer, business-to-consumer and business-to-business;

    - links Hispanic buyers and sellers of goods and services;

    - aids transactions with online tools for payment and fulfillment; and

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

    - fees paid by third parties for advertising their products and services on the site; and

    - translation services.


    It is estimated that the volume of auction-based or market-priced Internet commerce transactions is close to $4.0 billion, or 10% of total Internet trading today. Projections are for this number to grow to nearly $129.0 billion and 29% of the market by the year 2002. We are unaware of any companies which have successfully targeted the Spanish-language segment of this market. While the online trading market and in particular the auction market is very competitive, we believe that eTrato.com's Spanish/English language advantage represents an attractive alternative for Hispanic users.


ON-LINE FINANCING AND REAL ESTATE SERVICES


    On January 28, 2000 we acquired credito.com, an online credit company targeted to the U.S. Hispanic population for a purchase price of $8.4 million consisting of

681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com, will provide our members with information, interactive tools and resources to help them build and manage their credit needs and will provide a secure and easy process to apply for a wide variety of credit products and services. The site will also provide lenders with the opportunity to communicate with credit educated customers using its consumer profiling and marketing technologies. We will offer our members the ability to apply for mortgage loans, credit cards, auto finance loans, home equity loans and student loans.



    On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services for 335,925 shares of the Company's common stock valued at $3.0 million and assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending RealEstateEspanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. RealEstateEspanol.com has been designated the official internet site of the National Association of Hispanic Real Estate Professionals (NAHREP). quepasa.com members will be able to search for a real estate agent, access school information, take virtual tours, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.


RESULTS OF OPERATIONS

INTRODUCTION

    The Company derives its net revenues from three principal sources: advertising on our Website; sales of sponsorships for different areas within our Website; and e-commerce related revenue. The Company's principle expenses are:
Product and Content Development; Marketing and Advertising; General and Administrative expense; and Amortization of Goodwill.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999



    Our results of operations for the three months ended March 31, 2000 were characterized by increased expenses that more than offset revenue growth during the period. We reported a net loss of $10.6 million (restated) for the three months ended March 31, 2000, compared to a net loss of $3.7 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the NetZero partnership, our number of registered users increased 67% to approximately 350,000 as of March 31, 2000 from 210,000 as of December 31, 1999. Our monthly impressions increased 144% during the three months ended March 31, 2000 to 58.7 million from 24.1 million as of December 31, 1999. The Company realized nominal revenue ($35) but incurred approximately $490,000 in expenses as a result of the acquisitions of credito.com, eTrato.com and RealEstateEspanol.com during the first quarter 2000.


NET REVENUES


    Net Revenue increased 100% to $664,872 (restated) for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the three months ended March 31, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. Approximately, 49% of the gross revenue was generated from banner advertising and 51% was generated from sponsorship agreements. With the exception of Star Travel and Net2Phone, representing 34% and 20% of gross revenue, respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenues are recognized ratably over the term of the agreement. During the three months ended March 31, 2000, we recognized $112,146 (restated) of barter revenue which is included in the amounts noted above.


OPERATING EXPENSES


    PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses increased 809% to $1.7 million for the three months ended March 31, 2000 from $187,000 for the three months ended March 31, 1999. The period-to-period increase was principally attributable to:


    - an increase in personnel costs relating to the development of content and technological support to $839,000 for the three months ended March 31, 2000 from $68,000 for the three months ended March 31, 1999;

    - an increase in expenses for telecommunications links to $143,000 for the three months ended March 31, 2000 from $119,000 for the three months ended March 31, 1999; and

    - an increase in third-party content and development expenses to $579,000 for the three months ended March 31, 2000 from zero for the three months ended March 31, 1999.


    ADVERTISING AND MARKETING EXPENSES. Our marketing and sales expenses increased 238% to $7.1 million (restated) for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. This increase was principally attributable to:


    - an increase in marketing and sales personnel costs to $598,000 for the three months ended March 31, 2000 from $30,000 for the three months ended March 31, 1999;

    - an increase in the amortization of advertising agreements amounting to $2.4 million (restated) for the three months ended March 31, 2000 from $423,000 for the three months ended March 31, 1999;

    - an increase in advertising expenditures amounting to $2.8 million expended on the maintenance of brand awareness for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999; and

    - the initial expenditures related to the NetZero campaign amounting to $2.0 million, comprised of $1.2 million in production expenses and $750,000 for CD distribution and other related expenses.



    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased 21% to $1.7 million for the three months year ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. This increase was principally attributable to an increase in professional fees to $407,000, in depreciation and rent to $312,000 and an increase in other office and related expenses to $490,000 for the three months ended March 31, 2000 from $150,000, $77,000 and $123,000 for the three months ended March 31, 1999. These increases were partially offset by a 96% decrease in stock based compensation to $21,000 for the three months ended March 31, 2000 compared to $479,000 for the three months ended March 31, 1999. Stock Based compensation for the three months ended March 31, 2000 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three months ended March 31, 1999 consisted primarily of employee stock options vesting immediately.

    AMORTIZATION OF GOODWILL. During the three months ended March 31, 2000, the Company completed the acquisition of eTrato.com, credito.com and RealEstateEspanol.com. These three acquisitions were accounted for using the purchase method of accounting. The Company recorded approximately $21.0 million of goodwill in relation to these acquisitions, amortized over a period of three years. Amortization of goodwill amounted to $1.1 million for the three months ended March 31, 2000.



    OTHER INCOME (EXPENSE). Other income (expense), which primarily consists of interest income, unrealized gains or losses and short-term gains or losses on trading securities, offset by interest expense increased 6252% to $283,000 for the three months ended March 31, 2000 from $(4,600) for the three months ended March 31, 1999. This change resulted primarily from interest income and short-term gains on trading securities purchased with the remaining proceeds of the June 1999 initial public offering.


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


    As of March 31, 2000, we had $5.1 million in cash and cash equivalents and $17.3 million in short-term investments. These resources are principally the remaining funds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs and an additional $6.3 million, net of offering costs, from the exercise in July 1999 of an option granted to our underwriters to cover overallotments from the IPO. In March 2000, Gateway purchased a 7.6% equity stake in the Company for $9.0 million (restated).



   Net cash used in operating activities was $11.1 million (restated) for the three months ended March 31, 2000 and $2.4 million for the three months ended March 31, 1999. Net cash used by operations for the three months ended March 31, 2000 consisted of a net loss of $10.6 million (restated), $4.8 million net proceeds from the sale of trading securities, an increase in prepaid expenses of $2.6 million (restated), an increase in other assets of $6.7 million and a decrease in accrued liabilities of $357,000 (restated) offset by non-cash expenses for the depreciation of fixed assets and amortization of $1.4 million (restated), and an increase in accounts payable of $1.2 million (restated).



    Net cash provided by (used in) investing activities amounted to $96,000 for the three months ended March 31, 2000 and ($545,000) for the three months ended March 31, 1999. The increase is attributed to $579,000 in net cash obtained from newly acquired subsidiaries, partially offset by $162,000 of fixed asset purchases and $239,000 expended for deferred acquisition costs.



    Net cash provided by financing activities was $9.1 million (restated) for the three months ended March 31, 2000 and $1.3 million for the three months ended March 31, 1999. The increase is primarily attributed to the proceeds received from Gateway's $9.0 million (restated) purchase of a 7.6% equity stake in the Company and

$347,000 from the exercise of stock options, partially offset by the $234,000 payment of a note payable assumed in the acquisition of RealEstateEspanol.com.


    On March 30, 2000, Gateway, ranked number one in 1999 in U.S. consumer PC revenue, invested $9.0 million (restated) in exchange for 1,428,571 shares of common stock which represents 7.6% of quepasa.com's outstanding stock. quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which will include distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community.



    Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $258,000 for the remainder of 2000. We paid $1.5 million in the three months ended March 31, 2000 and are obligated to pay an additional $500,000 in 2000 under an agreement with Estefan Enterprises, Inc. In addition, if the closing price of our common stock on September 1, 2000 is less than $12.75 per share Estefan Enterprises will have the option to return 156,863 shares of our common stock (issued to Estefan Enterprises in September, 1999) to us in exchange for $2.0 million cash. We are required to pay $188,000 for the remainder of 2000, pursuant to the terms of our search technology licensing agreement with Inktomi which extends through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $1.2 million for the remainder of 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, Zacks, Associated Press, STATS, Inc., EFE News Services. We are required to pay $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, under a one-year agreement with NetZero, Inc. ("NetZero"), they will provide free internet access along with our content to the U.S. Hispanic market and we are obligated to pay a fee for their subscribers who accessed our Web site. This fee ranges from $.10 to $.15 per user session (user session fees), however, we have made an advance payment to NetZero of $1.0 million and are required to maintain this advance payment deposit amount at least equal to 125% of the prior month amount due for the user session fees. We are also committed to spend at least $1.0 million for the production and distribution of CD's containing the customized NetZero service. In the event we have paid an aggregated of $6.0 million for user session fees we are obligated to spend an additional $1.0 million for CD's. We are also obligated under an agreement with a company owned by a former Director to provide advertising and marketing advisory services through July 2000. The total remaining commitment under this agreement is $160,000 in 2000. We recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.


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

WE EXPECT FUTURE LOSSES AND WILL NEED MORE CAPITAL


    We have never been profitable. As of March 31, 2000, we had an accumulated deficit of approximately $46.4 million (restated). Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.

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


    As of the date of the original filing, we had 18,833,305 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. At that time, there were outstanding stock options or common stock purchase warrants to acquire 6,561,359 of common stock at exercise prices ranging from $1 to $19.80 per share, including 2,565,313 common stock purchase warrants subject to demand and piggy-back registration rights.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q/A.

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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 15, 2001.


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


                                    By: /s/ Robert J. Taylor
                                       --------------------------------------
                                    Name:  Robert J. Taylor
                                    Title: Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS
-------         ---------------------------------
20.1                     News Release dated May 9, 2000 (1)
27.1                     Financial Data Schedule (1)

(1) Previously filed with the Registrant's Quarterly Report on Form 10-Q dated May 15, 2000.