Form 10-Q/A
period 2000-06-30
QUEPASA COM INC
filed 2001-08-15
CIK 1078099

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

                                QUEPASA.COM, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2000
            (unaudited) and December 31, 1999............................................. 1

         Condensed Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2000, and 1999 (unaudited).............................. 2

         Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 and 1999 (unaudited)............................... 3

         Notes to Condensed Consolidated Financial Statements............................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations -- Risk Factors.....................................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................34

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................................34

Item 6.  Exhibits and Reports on Form 8-K.................................................34

Signatures................................................................................36

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,              DECEMBER 31,
                                                                   2000                    1999
                                                               (UNAUDITED)
                                                                (restated)
                                                               -------------           -------------
ASSETS
Current assets:
   Cash and cash equivalents ........................          $   3,924,134           $   6,961,592
   Trading securities ...............................             10,044,184              22,237,656
   Accounts receivable (net of allowance for doubtful
       accounts of $191,308 and $4,813, respectively)                362,261                 297,170
   Forgivable loans .................................                 93,167                 368,042
   Prepaid expenses .................................              2,096,481               2,161,494
   Other current assets .............................              5,793,391                      --
                                                               -------------           -------------

         Total current assets .......................             22,313,618              32,025,954
Prepaid marketing services ..........................              8,554,707              10,120,192
Property and equipment, net .........................              2,015,191               2,051,103
Goodwill, net .......................................             18,195,137                      --
Other assets ........................................                968,993                 153,743
                                                               -------------           -------------

Total assets ........................................          $  52,047,646           $  44,350,992
                                                               =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................              1,616,541           $   2,775,347
   Accrued liabilities ..............................                388,417               1,023,984
   Deferred revenue .................................                 15,417                  85,417
                                                               -------------           -------------

         Total current liabilities...................              2,020,375               3,884,748

Redeemable common stock .............................                     --               2,000,000
Deferred advertising expense ........................                     --              (1,600,000)

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares, no par
   value, -- none issued or outstanding .............                     --                      --
Common stock, authorized 50,000,00 shares,
   $0.001 par value; issued
   and outstanding 17,763,290 shares
   and 14,536,058 shares, respectively ..............                 17,763                  14,536
Additional paid-in capital ..........................            104,379,401              75,829,202
Accumulated deficit .................................            (54,369,893)            (35,777,494)
                                                               -------------           -------------

         Total stockholders' equity..................             50,027,271              40,066,244
                                                               -------------           -------------

Total liabilities and stockholders' equity...........          $  52,047,646           $  44,350,992
                                                               =============           =============


     See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                               2000 (restated)           1999           2000 (restated)           1999
                                              ----------------      -------------      -----------------      -------------
Gross revenue ..........................        $  1,015,412         $     16,562         $  1,744,945         $     16,562
Less commissions .......................             (74,873)              (8,119)            (139,534)              (8,119)
                                                ------------         ------------         ------------         ------------

Net revenue ............................             940,539                8,443            1,605,411                8,443
Operating expenses:
   Product and content development .....           1,777,581              278,872            3,498,001              465,563
   Advertising and marketing ...........           4,111,568            3,062,841           11,186,782            5,125,448
   General and administrative ..........           1,701,486            6,320,117            3,395,001            7,749,416
   Amortization of goodwill ............           1,752,228                   --            2,831,619                   --
                                                ------------         ------------         ------------         ------------

               Total operating expenses            9,342,863            9,661,830           20,911,403           13,340,427
                                                ------------         ------------         ------------         ------------

Loss from operations ...................          (8,402,324)          (9,653,387)         (19,305,992)         (13,331,984)
Other income (expense):
   Interest expense ....................             (19,889)            (113,122)             (51,247)            (133,122)
   Interest income and other ...........             468,736                2,568              899,129               17,946
   Short-term gain on trading securities                  --                   --                2,820                   --
   Unrealized gain (loss) on trading
      securities .......................             (17,960)               1,053             (137,109)               1,053
                                                ------------         ------------         ------------         ------------

Other income (expenses), net ...........             430,887             (109,501)             713,593             (114,123)
                                                ------------         ------------         ------------         ------------

Net loss ...............................        $ (7,971,437)        $ (9,762,888)        $(18,592,399)        $(13,446,107)
                                                ============         ============         ============         ============

Net loss per share, basic and diluted ..        $       (.45)        $       (.98)        $      (1.10)        $      (1.42)
                                                ============         ============         ============         ============

Weighted average number of shares
outstanding, basic and diluted .........          17,906,142            9,920,338           16,835,096            9,474,176
                                                ============         ============         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Six Months Ended June 30,
                                                                                             2000                 1999
                                                                                          (restated)
                                                                                         ------------         -------------
Cash flows from operating activities:
    Net loss ....................................................................        $(18,592,399)        $(13,446,107)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
               Depreciation and amortization ....................................           3,416,816               60,924
               Stock based compensation .........................................              41,092            4,864,270
               Forgiveness of forgivable loans ..................................             361,875                   --
               Amortization of prepaid marketing services .......................           1,565,485                   --
               Consulting services received in exchange for stock ...............                  --              550,000
               Unrealized (gain) loss on trading securities .....................             137,109               (1,053)
               Short-term gain on trading securities ............................              (2,820)                  --
    Increase (decrease) in cash resulting from changes in assets and liabilities:
               Sale (purchase) of trading securities, net .......................          12,059,183          (27,495,988)
               Accounts receivable ..............................................             (65,091)                  --
               Prepaid expenses .................................................          (1,101,651)            (996,383)
               Other assets .....................................................          (6,658,890)           1,505,132
               Accounts payable .................................................          (1,262,345)             942,033
               Accrued liabilities ..............................................            (638,467)               4,844
               Amortization of deferred advertising credit ......................             766,666                   --
               Deferred revenue .................................................             (70,000)                  --
                                                                                         ------------         ------------
                  Net cash used in operating activities .........................         (10,043,437)         (34,012,328)
                                                                                         ------------         ------------
Cash flows from investing activities:
    Forgivable loans ............................................................             (87,000)             (25,997)
    Cash paid for acquisitions ..................................................            (238,793)                  --
    Cash received in acquisition ................................................             578,730                   --
    Purchase of fixed assets ....................................................            (244,376)            (543,991)
                                                                                         ------------         ------------
                  Net cash (used in) provided by investing activities ...........               8,561             (569,988)
                                                                                         ------------         ------------

Cash flows from financing activities:
    Stock subscription receivable ...............................................                  --              125,000
    Net proceeds from issuance of stock .........................................           9,000,000           42,368,300
    Proceeds from the exercise of stock options .................................             367,801                   --
    Proceeds from draws on line of credit .......................................              12,286                   --
    Issuance (payment) of notes payable .........................................          (2,382,669)           2,245,081
    Accrued commissions .........................................................                  --             (215,233)
    Stock subscription ..........................................................                  --             (337,500)
                                                                                         ------------         ------------
                  Net cash provided by financing activities .....................           6,997,418           44,185,648
                                                                                         ------------         ------------
Net increase (decrease) in cash and cash equivalents ............................          (3,037,458)           9,603,332
Cash and cash equivalents, beginning of period ..................................           6,961,592            2,199,172
                                                                                         ------------         ------------
Cash and cash equivalents, end of period ........................................        $  3,924,134         $ 11,802,504
                                                                                         ============         ============

Supplemental disclosure of non-cash operating, financing and investing activities:

Interest paid ...................................................................        $     32,175         $    133,122
                                                                                         ============         ============
Barter transactions .............................................................        $    725,394         $         --
                                                                                         ============         ============
Notes payable assumed in acquisitions ...........................................        $  2,370,383         $         --
                                                                                         ============         ============
Stock issued for advertising credits ............................................        $         --         $  5,687,500
                                                                                         ============         ============
Issuance of stock in acquisitions ...............................................        $ 20,073,032         $         --
                                                                                         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                                QUEPASA.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(1)      THE COMPANY


         quepasa.com, inc. (the "Company"), a Nevada Corporation, was incorporated in June 1997. The Company is a Bilingual Internet portal and on-line community focused on the United States Hispanic market. quepasa.com offers a number of services in both Spanish and English such as a search engine, news feeds, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to its Web site by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.


         To date the Company's expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future.

(2)      BASIS OF PRESENTATION


         Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In our opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. Our results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. Our Condensed Consolidated Balance Sheets as of December 31, 1999 was derived from our audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. We suggest that these condensed consolidated financial statements be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 1999.


(3)      SIGNIFICANT TRANSACTIONS


         On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for a purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which is being amortized on a straight-line basis over a 3-year period.



         On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of common stock valued at $14.09 per share, and assumption of a $1.25 million promissory note. The note payable is due in whole on January 28, 2002 and has a stated interest rate at the greater of 6% per annum or the federal rate then in effect with respect to debt instruments having a term of two years. An additional 681,818 shares will be held in escrow pending the outcome of certain revenue and web site contingencies over the 6-month period following the acquisition. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $14.09 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which is being amortized on a straight-line basis over a 3-year period.



         On March 9, 2000, the Company acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services for an aggregate purchase price of $3.3 million. The purchase price for RealEstateEspanol.com consisted of 335,925 shares of the Company's common stock valued at $3.0 million and the assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending RealEstateEspanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $8.83 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which is being amortized on a straight-line basis over a 3-year period.



         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999. Amortization of goodwill related to the acquisitions of credito.com, eTrato.com and RealEstateEspanol.com has been recorded for the period of inception, August 17, 1999, June 16, 1999 and August 30, 1999, respectively, through December 31, 1999 based on an estimated useful life of 3 years. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1999, including $3,504,000 and $138,000 amortization of goodwill during the six months ended June 30, 2000 and June 30, 1999, respectively (in thousands, except per share amounts):



                                                        Six Months Ended June 30,
                                                          2000              1999
         Gross revenue                                $  1,745         $     17
         Net revenue                                     1,605                8
         Operating expenses                             24,699           13,479
         Net loss                                      (22,380)         (13,585)
         Net loss per share, basic and diluted           (1.33)           (1.43)



         While issuance of the contingent shares of common stock held in escrow is believed to be remote, the contingent shares of common stock held in escrow as a result of the acquisitions, if subsequently issued, would increase the purchase price of the entities by $7,500,000, $9,607,000, and $2,197,000, for credito.com, eTrato.com, and RealEstateEspanol.com, respectively, assuming the same fair value for the contingent shares of common stock as that which was used for the shares of common stock that were issued as a result of the transaction on the respective acquisition dates. In addition, pro forma operating expenses for the second quarter of 2000 would increase to $27,917,000, from $24,699,000, and would increase to $13,611,000, from $13,479,000, for the second quarter of 1999, net loss for the second quarter of 2000 would increase to $25,598,000, from $22,380,000, and would increase to $13,716,000, from $13,585,000, for the second quarter of 1999, and net loss per share for the second quarter of 2000 would increase to $1.52, from $1.33, and would increase to $1.45, from $1.43, for the second quarter of 1999.



         On March 30, 2000, Gateway, Inc. invested $9.0 million (restated) in exchange for 1,428,571 shares of common stock which represents 7.6% of quepasa.com's outstanding common stock. The amount attributable to common stock and additional paid-in capital was $7,685,712, the value of the 1,428,571 shares of common stock on the date issued ($5.38 per share). Additionally, quepasa granted a 60-day warrant to acquire 483,495 shares of common stock at $7 per share. The warrants were valued at $386,000 using the Black Scholes option-pricing model. The assumptions used for the Gateway warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 147%, and expected life of two months. In the event that there is a change in ownership of quepasa in excess of 30% prior to September 30, 2000 and for a price per share less than $7.00, Gateway has the right to be reimbursed for the differential in the per share amount. quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $5.8 million (restated) of computers pursuant to this agreement to be used for promotional activities which are included in other current assets as of June 30, 2000. The Company took title to the computers upon the close of the transaction. Since the Company has no warehousing facilities, the computers were segregated from Gateway's inventory in third party warehouse locations and the Company is responsible for the payment of warehouse storage charges. The Company will partner with Gateway in joint marketing and promotional programs targeting the U.S. Hispanic community. These computers will be amortized as they are donated.



         In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement have been renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. As of March 31, 2000, amounts related to this contract were recorded as prepaid expenses, deferred advertising expense, and redeemable common stock and were being amortized over the term of the contract. As of June 30, 2000, the remaining prepaid expense and deferred advertising credit, and the issuance of the 156,863 shares of redeemable common stock have been reversed. The Company recognized $1.1 million and $2.3 million of amortization in relation to the Estefan agreement during the three and six months ended June 30, 2000, respectively.



         On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company's workforce was 104 as of March 31, 2000 and has been reduced to 72 as of June 30, 2000. The Company recognized $40,000 in employee severance and termination costs for the three months ended June 30, 2000, which is primarily classified in production and content development expense.


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


Concentration of Credit Risk and Significant Customers



         Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended June 30, 2000, one customer accounted for 38% of gross revenue, and during the six months ended June 30, 2000, two customers accounted for 25% and 16% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue.


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



         The Company also derives revenues from the sale of sponsorships for certain areas or a sponsorship exclusivity for certain areas within its Web site. These sponsorships are for periods up to one year. The Company recognizes revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded Web site), to the extent that actual costs are incurred. The balance of the sponsorship is recognized ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on the Company's Web site are recorded as deferred revenue.

         The Company also derives revenue from slotting fees and commissions. Slotting fees revenue is recognized ratably over the period the services are provided. Setup fees revenue is recognized during the initial setup to the extent that direct costs are incurred. The remaining revenue derived from setup fees is deferred and amortized ratably over the term of the applicable agreement. Commission revenue related to X:Drive is recognized in the month in which a new account is established (i.e. services are provided). Commission revenue and expense related to Net2Phone are recognized during the month in which the service is provided.



         The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended June 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $613,000 (restated) and $0, respectively, and related expenses totaled approximately $564,000 (restated) and $0, respectively. During the six months ended June 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $725,000 (restated) and $0, respectively, and related expenses totaled approximately $725,000 (restated) and $0, respectively.



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

Product and Content Development

         Costs incurred in the classification and organization of listings within the Company's Web site are charged to expense as incurred. In accordance with SOP 98-1, material software development costs, costs of development of new products and costs of enhancements to existing products incurred during the application development stage are capitalized. Based upon the Company's product development process, and the constant modification of the Company's Web site, costs incurred by the Company during the application development stage have been insignificant.



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



         Stock based compensation totaled $20,546 and $4,385,270 for the three months ended June 30, 2000 and June 30, 1999, respectively, and is primarily classified in production and content development expense for the three months ended June 30, 2000, and is classified for the three months ended June 30, 1999 as follows: $67,024 in production and content development expense, $15,337 in advertising and marketing expense, and $4,302,909 in general and administrative expense.



         Stock based compensation totaled $41,092 and $4,864,270 for the six months ended June 30, 2000 and June 30, 1999, respectively, and is primarily classified in production and content development expense for the six months ended June 30, 2000, and is classified for the six months ended June 30, 1999 as follows: $136,324 in production and content development expense, $50,337 in advertising and marketing expense, and $4,677,609 in general and administrative expense.


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

Advertising Costs


         Advertising costs are expenses as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.


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


(5)      COMMITMENTS

Advertising Contracts


         In April 1999, the Company entered into an agreement with Telemundo Network Group LLC ("Telemundo"). A director of the Company serves as the Chief Operating Officer of Telemundo. Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and warrants to purchase 1,000,000 shares of its common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. As of June 30, 2000, the Company's unused advertising credit amounted to $4.6 million.


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

Internet Access Agreement


         On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. ("NetZero"), where they will provide free internet access along with the Company's content to the U.S. Hispanic market. According to the terms of this agreement, the Company is obligated to pay a fee for their subscribers who access the Company's Web site. This fee ranges from $.10 to $.15 per user session. The Company also committed to spend at least $1 million for the production and distribution of CD's containing the customized NetZero service. This commitment was fulfilled in the first quarter of 2000.


(6)      CONTINGENCIES

Legal Proceedings


         The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes, based on advice of legal counsel, that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.


(7)      LOSS PER SHARE

         The following table sets forth a summary of the reconciliation from basic loss per share to diluted loss per share for the three and six months ended June 30, 2000 and 1999.


                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 2000              1999                   2000                1999
                                              (restated)                                (restated)
                                             ------------         ------------         ------------         ------------
Loss available to common stockholders        $ (7,971,437)        $ (9,762,888)        $(18,592,399)        $(13,446,107)
                                             ------------         ------------         ------------         ------------
Basic EPS-weighted average shares
  outstanding .......................          17,906,142            9,920,338           16,835,096            9,474,176
                                             ============         ============         ============         ============
Basic and diluted loss per share ....        $       (.45)        $       (.98)        $      (1.10)        $      (1.42)
                                             ============         ============         ============         ============
Stock options not included in diluted
  EPS since antidilutive ............           3,653,126            1,748,000            3,653,126            1,748,000
                                             ============         ============         ============         ============
Warrant not included in diluted
  EPS since antidilutive ............           2,081,818            1,400,000            2,081,818            1,400,000
                                             ============         ============         ============         ============

Contingent shares not included in basic and diluted EPS total 930,652 and 0 for the three and six months ended June 30, 2000 and June 30, 1999, respectively.



(8)      SUBSEQUENT EVENTS


         In July 2000 the Company re-negotiated its spokesperson agreement with Estefan Enterprises. See "Significant Transactions" (Note 3) for more detail.


(9)      RESTATEMENT

         The Company has restated its June 30, 2000 financial statements to appropriately reflect the classification of prepaid marketing services of $4,629,236 as an asset, reclassified from deferred advertising services, and an increase in the value assigned to the issuance of common stock and warrants related to the Telemundo agreement in the amount of $5,120,192, amounts of which are both reflected as prepaid marketing services on the balance sheet. The increase in amortization associated with the prepaid marketing services was $256,010 and $512,020, respectively, during the three and six months ended June 30, 2000. Additionally, the Company recorded $682,695 of amortization expense (included in the advertising and marketing expenses line item on the statement of operations) in the first quarter of 2000 related to the 1999 amortization of prepaid marketing services. The Company did not adjust the amortization of these costs in its 1999 Form 10-K/A due to the immaterial impact on its results of operations. Prepaid marketing services were reduced by a total of $1,194,715 in amortization for the six months ended June 30, 2000.



         Furthermore, the Company originally recorded the issuance of 1,428,571 shares of common stock in the Gateway transaction at $7.00 per share and immediately expensed a $1,000,000 marketing payment to Gateway. Management has determined that the issuance of shares of common stock should be valued at $5.38 per share representing the closing price of the Company's common stock on the execution date of the transaction. The difference in the price per share noted above has been reflected as a reduction of additional paid-in capital in the amount of $1,928,499, elimination of the $1.0 million advertising expense, and a reduction of $928,499 in other current assets representing a discount assigned to the value of computer promotions inventory purchased as part of the transaction.



         The Company has restated its barter revenue and barter expenses for the three and six months ended June 30, 2000 to comply with limitations identified in EITF 99-17. As a result, gross revenues and advertising and marketing expenses were both reduced by $251,000 and $443,000, for the three and six months ended June 30, 2000, respectively. Barter revenue for the three and six months ended June 30, 2000, after the restatement was $613,000 and $725,000, respectively, while advertising and marketing expenses related to barter transactions was $564,000 and $725,000, respectively.

         Therefore, the quarterly financial information as of and for the three and six months ended June 30, 2000, has been restated to properly record these matters in accordance with generally accepted accounting principles. The net loss of the Company for the three-month period ended June 30, 2000, increased from $7.7 million to $8.0 million, causing an increase in basic and diluted net loss per share of $.02. The net loss of the Company for the six-month period ended June 30, 2000, increased from $18.4 million to $18.6 million with no affect on basic and diluted net loss per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS


         This Quarterly Report on Form 10-Q/A and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1., Financial Statements, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Item 3., Quantitative and Qualitative Disclosures about Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.


         Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations, including the following:

         o we may not be able to enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company;

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

         o we may fail to identify and correct problems associated with system migration; and

         o        we may not be able to find needed financing.


         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Quarterly Report on Form 10-Q/A under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors", "Item 3., Quantitative and Qualitative Disclosures about Market Risk" and our other SEC filings and our press releases.


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

         o aids transactions with online tools for payment and fulfillment; and

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

         On March 9, 2000, we acquired RealEstateEspanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services, for 335,925 shares of the Company's common stock valued at $3.0 million and assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending RealEstateEspanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. RealEstateEspanol.com has been designated the official internet site of the National Association of Hispanic Real Estate Professionals. RealEstateEspanol.com's functionality has been incorporated into the quepasa.com site and once fully developed will allow members to search for a real estate agent, access school information, take virtual tours, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.


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


         Our results of operations for the three and six months ended June 30, 2000 and 1999 were characterized by increased expenses that more than offset revenue growth during these periods. We reported a net loss of $8.0 million (restated) for the three months ended June 30, 2000, compared to a net loss of $9.8 million for the three months June 30, 1999 and reported a net loss of $18.6 million (restated) for the six months ended June 30, 2000, compared to a net loss of $13.4 million for the six months ended June 30, 1999. During the three and six months ended June 30, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the NetZero partnership, our number of registered users increased 31% to approximately 460,000 as of June 30, 2000 from 350,000 as of March 31, 2000. Approximately 35% of total user sessions during the three months ended June 30, 2000 originated from the quepasa.com/NetZero co-branded service. Advertising impressions increased 184% during the three months ended June 30, 2000 to 167.0 million from 58.7 million for the three months ended March 31, 2000. The Company realized nominal revenue ($648) but incurred approximately $607,000 in expenses as a result of the acquisitions of credito.com, eTrato.com and RealEstateEspanol.com during the second quarter 2000.

Net Revenues


         Net Revenue increased 11,040% to $940,539 (restated) for the three months ended June 30, 2000 from $8,443 for the three months ended June 30, 1999. For the six months ended June 30, 2000, net revenues increased 18,851% to $1.6 million (restated) from $8,443 for the six months ended June 30, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the six months ended June 30, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions "CPM" and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. For the three and six months ended June 30, 2000, approximately, 49% and 49% of the gross revenue was generated from banner advertising and 51% and 51% was generated from sponsorship agreements. With the exception of Folgers, representing 38% of gross revenue for the three months ended June 30, 2000 and Folgers and Star Travel representing 25% and 16%, respectively, for the six months ended June 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. Sponsor revenues are recognized ratably over the term of the agreement. During the three and six months ended June 30, 2000, we recognized $613,248 (restated) and $725,394 (restated) of barter revenue respectively, which is included in the amounts noted above.


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


         Advertising and Marketing Expenses. Our advertising and marketing expenses increased 32% to $4.1 million (restated) for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, Advertising and Marketing Expenses increased 120% to $11.2 million (restated) from $5.1 million for the six months ended June 30, 1999. For the three and six months ended June 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in marketing and sales personnel costs, an increase in the amortization of advertising agreements and the initial expenditures related to the NetZero campaign comprised of production expenses, CD distribution and other related expenses. The three month period-to-period increase was partially offset by a decrease in advertising expenditures.


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

         Other income (expense), which primarily consists of interest income, unrealized gains or losses and short-term gains or losses on trading securities, offset by interest expense, increased 492% to $431,000 for the three months ended June 30, 2000 from ($110,000) for the three months ended June 30, 1999. For the six months ended June 30, 2000, other income (expense) increased 726% to $714,000 from ($114,000) for the six months ended June 30, 1999. This change resulted primarily from interest income and short-term gains on trading securities purchased with the remaining proceeds of the June 1999 initial public offering.


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



         Net cash used in operating activities was $10.0 million (restated) for the six months ended June 30, 2000 and $34.0 million for the six months ended June 30, 1999. The decrease in net cash used by operations for the six months ended June 30, 2000 was primarily due to the sale of trading securities, an increase in other assets principally due to the purchase of computers pursuant to the Gateway agreement, an increase in depreciation and amortization, and a decrease in stock based compensation.


         Net cash provided by (used in) investing activities amounted to $9,000 for the six months ended June 30, 2000 and ($570,000) for the six months ended June 30, 1999. The increase is primarily attributed to net cash obtained from newly acquired subsidiaries.


         Net cash provided by financing activities was $7.0 million (restated) for the six months ended June 30, 2000 and $44.2 million for the six months ended June 30, 1999. The decrease is primarily attributed to the proceeds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs. During the six months ended June 30, 2000, Gateway purchased a 7.6% equity stake in the Company which was partially offset by the repayment of long-term notes payable and accrued interest.



         Currently, we have commitments under non-cancelable operating leases for office facilities and equipment requiring payments of $177,000 for the remainder of 2000. We paid $1.5 million in the six months ended June 30, 2000 under our spokesperson agreement with Gloria Estefan. Under the terms of the revised spokesperson agreement we are no longer obligated to pay the final installment called for in the original agreement and Estefan has agreed to return the 156,863 shares of our common stock (issued in September, 1999) and the $2.0 million put option originally linked to these shares has been cancelled. We are required to pay $125,000 for the remainder of 2000 pursuant to the terms of our search technology licensing agreement with Inktomi which extends through September 2001. The Inktomi agreement may require additional payments based upon the level of use; however, we believe the additional payments, if any, will not be material. Including the Inktomi agreement, we are obligated to pay approximately $619,000 for the remainder of 2000 for technology and content used on our Web site portal furnished by service providers such as Reuters, Zacks, Associated Press, STATS, Inc., EFE News Services. We are required to pay an annual fee of $1.5 million under our sponsorship agreement with the Arizona Diamondbacks for the 2000 baseball season. In addition, the Company entered into a one-year agreement with NetZero, Inc. ("NetZero"), where they will provide free internet access along with our content to the U.S. Hispanic market. According to the terms of this agreement, we are obligated to pay a fee for their subscribers who access our Web site. This fee ranges from $.10 to $.15 per user session. We also committed to spend at least $1.0 million for the production and distribution of CD's containing the customized NetZero service. This commitment was fulfilled in the first quarter of 2000. We recognize the expense related to advertising, content and technology agreements in a manner consistent with the timing of the services provided for under the terms of the respective agreements. Generally, the services are received evenly over the terms of the agreements.


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

         These risks include, among others, our ability to:

         o enter into a strategic alliance, obtain a significant equity investment in the Company or arrange a merger or sale of the Company;

         o        expand the contents and services on our Web site;

         o        maintain and increase levels of traffic on our Web site;

         o        increase awareness of our quepasa.com brand;

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

WE EXPECT FUTURE LOSSES AND WILL NEED MORE CAPITAL


         We have never been profitable. As of June 30, 2000, we had an accumulated deficit of approximately $54.4 million (restated). Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. In addition, because we have generated negligible revenue and have incurred significant operating losses to date we have reduced our workforce by approximately one third in order to utilize our limited capital and assets more efficiently. As a result of the reduction in our workforce, our ability to execute our business plan and our business may be materially and adversely affected. Further, in the event we fail to generate improved revenue in the near future, we may be required to further reduce our workforce, curtail our operations and raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.


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

         We may not successfully overcome problems encountered in connection with our recent and potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

         o        causing us to incur additional debt;

         o forcing us to accelerate amortization of expenses related to goodwill and other intangible assets; and

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


         As of the date of the original filing, we had 18,693,942 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. At that time, there were outstanding stock options or common stock purchase warrants to acquire 5,734,944 shares of common stock at exercise prices ranging from $1 to $16.65 per share, including 2,081,818 common stock purchase warrants subject to demand and piggy-back registration rights.


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

         b. Reports on Form 8-K:


                  (1) On April 14, 2000, the Company filed a report on Form 8-K announcing that it sold 1,428,571 shares of its common stock to Gateway Companies, Inc. ("Gateway") for $9,000,000 (restated) and that it purchased Gateway branded personal computers for $6,710,890 from Gateway.


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

                                      By: /s/ Robert J. Taylor
                                         --------------------------------------
                                      Name:  Robert J. Taylor
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
    27.1                   Financial Data Schedule (1)


(1) As previously filed with the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2000.