Form 10-Q/A
period 2000-09-30
QUEPASA COM INC
filed 2001-08-15
CIK 1078099

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

                                QUEPASA.COM, INC.

                                      INDEX


                                                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2000
         (unaudited) and December 31, 1999......................................................... 3

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000,
         and 1999 (unaudited)...................................................................... 4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999 (unaudited)................................. 5

         Notes to Condensed Consolidated Financial Statements ..................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations -- Risk Factors................................................ 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................. 34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 35

Item 6.  Exhibits and Reports on Form 8-K......................................................... 35

Signatures........................................................................................ 36

                                  PART I FINANCIAL INFORMATION

                    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              QUEPASA.COM, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       SEPTEMBER 30,
                                                           2000
                                                        (UNAUDITED)        DECEMBER 31,
                                                        (restated)             1999
                                                       ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents .....................      $  2,296,752        $  6,961,592
  Trading securities ............................         7,192,470          22,237,656
  Accounts receivable (net of allowance for
    doubtful accounts of $299,802 and $4,813,
    respectively) ...............................           455,278             297,170
  Forgivable loans ..............................            34,339             368,042
  Prepaid expenses ..............................           857,231           2,161,494
  Other current assets ..........................         5,102,216                  --
                                                       ------------        ------------
        Total current assets ....................        15,938,286          32,025,954
Prepaid marketing services ......................         7,908,478          10,120,192
Property and equipment, net .....................         1,672,055           2,051,103
Goodwill, net ...................................        16,442,909                  --
Other assets ....................................           918,733             153,743
                                                       ------------        ------------
Total assets ....................................      $ 42,880,461        $ 44,350,992
                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................      $    688,821        $  2,775,347
  Accrued liabilities ...........................           199,934           1,023,984
  Deferred revenue ..............................            21,250              85,417
                                                       ------------        ------------
        Total current liabilities ...............           910,005           3,884,748

Redeemable common stock .........................                --           2,000,000
Deferred advertising expense ....................                --          (1,600,000)

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares,
  no par value, -- none issued or outstanding....                --                  --
Common stock, authorized 50,000,000 shares,
  $0.001 par value; issued and outstanding
  17,763,290 shares and 14,536,058 shares,
  respectively ..................................            17,763              14,536
Additional paid-in capital ......................       104,399,947          75,829,202
Accumulated deficit .............................       (62,447,254)        (35,777,494)
                                                       ------------        ------------
       Total stockholders' equity ...............        41,970,456          40,066,244
                                                       ------------        ------------
Total liabilities and stockholders' equity ......      $ 42,880,461        $ 44,350,992
                                                       ============        ============


    See accompanying notes to condensed consolidated financial statements.

                              QUEPASA.COM, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                              THREE MONTHS                   NINE MONTHS
                                             ENDED SEPT. 30,                ENDED SEPT. 30,
                                      ---------------------------     ---------------------------
                                          2000            1999           2000             1999
                                      -----------     -----------     -----------     -----------
                                       (restated)                      (restated)
Gross revenue ....................    $   822,343     $   153,582    $  2,567,288    $    170,144

Less commissions .................        (45,975)        (25,898)       (185,509)        (34,017)
                                      -----------     -----------    ------------    ------------
Net revenue ......................        776,368         127,684       2,381,779         136,127
                                      -----------     -----------    ------------    ------------
Operating expenses:
  Product & content dev ..........      1,645,177         798,844       5,143,178       1,264,407
  Advertising & marketing ........      4,219,136       6,195,450      15,405,918      11,277,435
  General & administrative .......      1,426,354       1,879,233       4,821,355       9,672,112
  Amortization of goodwill .......      1,752,228              --       4,583,847              --
                                      -----------     -----------    ------------    ------------
      Total operating expenses....      9,042,895       8,873,527      29,954,298      22,213,954
                                      -----------     -----------    ------------    ------------
Loss from operations .............     (8,266,527)     (8,745,843)    (27,572,519)    (22,077,827)
                                      -----------     -----------    ------------    ------------
Other income (expense):
  Interest expense ...............         (2,214)        (79,465)        (53,461)       (212,587)
  Interest income & other ........        194,398         494,972       1,093,527         512,918
  Short-term gain on
    trading securities ...........             --              --           2,820              --
  Unrealized gain (loss) on
    trading securities ...........         (3,018)         33,895        (140,127)         34,948
                                      -----------     -----------    ------------    ------------

Other income (expenses), net......        189,166         449,402         902,759         335,279
                                      -----------     -----------    ------------    ------------
Net loss .........................    $(8,077,361)    $(8,296,441)   $(26,669,760)   $(21,742,548)
                                      ===========     ===========    ============    ============
Net loss per share,
  basic & diluted ................    $     (0.45)    $     (0.58)   $      (1.56)   $      (1.96)
Weighted average number of
  shares outstanding,
  basic & diluted ................     17,763,290      14,352,093      17,146,753      11,115,254


     See accompanying notes to condensed consolidated financial statements.

                                                QUEPASA.COM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)




                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2000                 1999
                                                                                     (restated)
                                                                                     ------------        ------------
Cash flows from operating activities:
  Net loss ...................................................................       $(26,669,760)       $(21,742,548)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ..........................................          6,348,242             149,822
      Stock based compensation ...............................................             61,638           4,907,732
      Forgiveness of forgivable loans ........................................            333,703                  --
      Amortization of prepaid marketing services .............................          2,211,714                  --
      Consulting services received in exchange for stock .....................                 --             550,000
      Unrealized (gain) loss on trading securities ...........................            140,127             (34,948)
      Short-term (gain) loss on trading securities ...........................             (2,820)                 --
  Increase (decrease) in cash resulting from changes in assets/liabilities net of effects from acquisitions:
      Sale (purchase) of trading securities, net .............................         14,907,879         (27,822,148)
      Accounts receivable ....................................................           (158,108)           (227,904)
      Deposits receivable ....................................................                 --           1,533,632
      Prepaid expenses .......................................................            195,597          (4,502,480)
      Other assets ...........................................................         (6,816,377)            (58,308)
      Accounts payable .......................................................         (2,190,065)          2,440,132
      Provision for legal disputes ...........................................                 --             400,000
      Accrued liabilities ....................................................           (826,949)          2,828,421
      Amortization of deferred advertising credit ............................            766,666             156,250
      Deferred revenue .......................................................            (64,167)                 --
                                                                                     ------------        ------------
           Net cash used in operating activities .............................        (11,762,679)        (41,422,347)
                                                                                     ------------        ------------
  Cash flows from investing activities:
    Forgivable loans, net ....................................................                 --             (42,490)
    Cash paid for acquisitions ...............................................           (238,793)                 --
    Cash received in acquisition .............................................            578,730                  --
    Purchase of fixed assets .................................................           (239,516)         (1,617,292)
                                                                                     ------------        ------------
           Net cash (used in) provided by
             investing activities ............................................            100,421          (1,659,782)
                                                                                     ------------        ------------
  Cash flows from financing activities:
    Stock subscription receivable ............................................                 --             125,000
    Net proceeds from issuance of stock ......................................          9,000,000          48,655,173
    Proceeds from the exercise of stock options ..............................            367,801                  --
    Proceeds from draws on line of credit ....................................             12,286                  --
    Issuance (payment) of notes payable ......................................         (2,382,669)          2,245,082
    Accrued commissions ......................................................                 --            (215,233)
    Stock subscription .......................................................                 --            (337,500)
                                                                                     ------------        ------------
           Net cash provided by financing activities .........................          6,997,418          50,472,522
                                                                                     ------------        ------------
  Net increase (decrease) in cash and cash equivalents .......................         (4,664,840)          7,390,393
    Cash and cash equivalents, beginning of period ...........................          6,961,592           2,199,172
                                                                                     ------------        ------------
    Cash and cash equivalents, end of period .................................       $  2,296,752        $  9,589,565
                                                                                     ============        ============
  Supplemental disclosure of non-cash operating, financing and investing activities:
     Interest paid ...........................................................       $     32,175        $    212,587
                                                                                     ============        ============
     Barter transactions .....................................................       $  1,153,633        $         --
                                                                                     ============        ============
     Notes payable assumed in acquisitions ...................................       $  2,370,383        $         --
                                                                                     ============        ============
     Stock issued for advertising credits ....................................       $         --        $  5,234,375
                                                                                     ============        ============
     Issuance of stock in acquisitions .......................................       $ 20,073,032        $         --
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


(3)      SIGNIFICANT TRANSACTIONS


         On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of common stock valued at $14.09 per share and assumption of a $1.25 million promissory note. The note payable is due in whole on January 28, 2002 and has a stated interest rate at the greater of 6% per annum or the federal rate then in effect with respect to debt instruments having a 2-year term. An additional 681,818 shares will be held in escrow pending the outcome of certain revenue and web site contingencies over the six-month period following the acquisition. The value of the stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $14.09 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which is being amortized on a straight-line basis over a 3-year period.



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



         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999. Amortization of goodwill related to the acquisition of credito.com, eTrato.com and RealEstateEspanol.com has been recorded for the period of inception, August 17, 1999, June 16, 1999 and August 30, 1999, respectively, through December 31, 1999, based on an estimated useful life of 3 years. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective on January 1, 1999, including $5,257,000 and $1,387,000 amortization of goodwill during the nine months ended September 30, 2000 and September 30, 1999, respectively (in thousands, except per share amounts):



                                                 Nine months ended September 30,
                                                     2000             1999

         Gross revenue                             $  2,567        $    170
         Net revenue                                  2,382             136
         Operating expenses                          35,495          23,649
         Net loss                                   (32,210)        (23,130)
         Net loss per share, basic and diluted        (1.88)          (2.08)



         While issuance of the contingent shares of common stock held in escrow is believed to be remote, the contingent shares of common stock held in escrow as a result of the acquisitions, if subsequently issued, would increase the purchase price of the entities by $7,500,000, $9,607,000, and $2,197,000, for credito.com, eTrato.com, and RealEstateEspanol.com, respectively, assuming the same fair value for the contingent shares of common stock as that which was used for the shares of common stock that were issued as a result of the transaction on the respective acquisition dates. In addition, pro forma operating expenses for the third quarter of 2000 would increase to $40,321,000, from $35,495,000, and would increase to $24,951,000, from $23,649,000, for the third quarter of 1999, net loss for the third quarter of 2000 would increase to $37,036,000, from $32,210,000, and would increase to $24,431,000, from $23,130,000, for the third quarter of 1999, and net loss per share for the third quarter of 2000 would increase to $2.14, from $1.88, and would increase to $2.20, from $2.08, for the third quarter of 1999.



         On March 30, 2000, Gateway, Inc. invested $9.0 million (restated) in exchange for 1,428,571 shares of common stock representing 7.6% of quepasa.com's outstanding common stock. The amount attributable to common stock and additional paid-in capital was $7,685,712, the value of the 1,428,571 shares of common stock on the date issued ($5.38 per share). Additionally, quepasa granted a 60-day warrant to acquire 483,495 shares of common stock at $7 per share. The warrants were valued at $386,000 using the Black-Scholes option-pricing model. The assumptions used for the Gateway warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 147% and expected life of two months. In the event that there was a change in ownership of quepasa in excess of 30% prior to September 30, 2000, for a price per share less than $7.00, Gateway had the right to be reimbursed for the differential in the per share amount. quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which includes distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $5.8 million (restated) of computers pursuant to this agreement to be used for promotional activities which are included in other current assets as of September 30, 2000. The Company took title to the computers upon the close of the transaction. Since the Company has no warehousing facilities, the computers were segregated from Gateway's inventory in third party warehouse locations and the Company is responsible for the payment of warehouse storage charges. These computers will be amortized as they are donated.



         In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement have been renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. As of September 30, 2000, the remaining prepaid expense and deferred advertising credit and the issuance of the 156,863 shares of redeemable common stock have been reversed. The Company recognized $0 and $2.3 million of amortization in relation to the Estefan agreement during the three and nine months ended September 30, 2000, respectively.



         On May 9, 2000, the Company announced that it would reduce its workforce as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company recognized $40,000 in employee severance and termination costs for the three months ended June 30, 2000 relating to the reduction in workforce of approximately 30 employees which is primarily classified in production and content development expense.

         On May 26, 2000, the Company announced it had retained Friedman, Billings, Ramsey & Company to explore alternatives including strategic alliances, significant equity investments in the Company or a merger or the sale of the Company or significant portions of its business. To date, the Company has not executed a merger or sale of a portion or all of the business.



         On November 14, 2000, the Company announced a further reduction of its workforce in order to conserve its remaining cash as it continues to consider its strategic alternatives. The Company's workforce has been reduced to 20 employees.



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


CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS



         Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended September 30, 2000, one customer accounted for 20% of gross revenue, and during the nine months ended September 30, 2000, two customers accounted for 17% and 13% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenues.

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



         The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's Web site. Expense from reciprocal service arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended September 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $428,000 (restated) and $0, respectively, and related expenses totaled approximately $428,000 (restated) and $0, respectively. During the nine months ended September 30, 2000 and 1999 revenues attributable to reciprocal services totaled approximately $1.2 million (restated) and $0, respectively, and related expenses totaled approximately $1.2 million (restated) and $0, respectively.



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



         In March 2000, EITF No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, was issued which addresses how an entity should account for costs incurred in web site development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF 00-02 is effective on and after June 30, 2000, although early adoption is encouraged. The adoption of EITF No. 00-02 did not have a material impact on the Company's consolidated financial statements.


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



         Stock based compensation totaled $20,546 and $43,462 for the three months ended September 30, 2000 and September 30, 1999, respectively, and is primarily classified in production and content development expense.



         Stock based compensation totaled $61,638 and $4,907,732 for the nine months ended September 30, 2000 and September 30, 1999, respectively, and is primarily classified in production and content development expense for the nine months ended September 30, 2000, and is classified for the nine months ended September 30, 1999 as follows: $168,348 in production and content development expense, $55,675 in advertising and marketing expense, and $4,683,709 in general and administrative expense.


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




                                                               THREE MONTHS                            NINE MONTHS
                                                              ENDED SEPT. 30,                        ENDED SEPT. 30,
                                                            2000              1999               2000              1999
                                                         (restated)                           (restated)
                                                         -----------       -----------       ------------       ------------
         Loss available to
                     common stockholders                 $(8,077,361)      $(8,296,441)      $(26,669,760)      $(21,742,548)
                                                         ===========       ===========       ============       ============
                  Basic EPS-weighted
                     average shares outstanding           17,763,290        14,352,093         17,146,753         11,115,254
                                                         ===========       ===========       ============       ============
                  Basic and diluted
                     loss per share                      $     (0.45)      $     (0.58)      $      (1.56)      $      (1.96)
                                                         ===========       ===========       ============       ============
                  Stock options not included



                     in diluted EPS since
                     antidilutive                          3,105,475         2,999,000          3,105,475          2,999,000
                                                         ===========       ===========       ============       ============
                  Warrants not included in diluted
                     EPS since antidilutive                2,081,818         1,400,000          2,081,818          1,400,000
                                                         ===========       ===========       ============       ============




Contingent shares not included in basic and diluted EPS total 930,652 and 0 for the three and nine months ended September 30, 2000 and September 30, 1999, respectively.



(8)      SUBSEQUENT EVENTS



         On October 4th, 2000, RealEstateEspanol.com entered into an agreement with Freddie Mac, the National Counsel of La Raza ("NCLR"), and the National Association of Hispanic Real Estate Professionals ("NAHREP"). As part of the agreement, RealEstateEspanol.com will donate 200 Gateway computers to the NCLR housing counseling offices which will result in approximately $158,000 in promotional expense when donated. RealEstateEspanol.com will receive a $250,000 sponsorship fee.


         As previously discussed under note 3, on November 14, 2000, the Company announced a further reduction of its workforce.


(9)      RESTATEMENT



         The Company has restated its September 30, 2000 financial statements to appropriately reflect the classification of prepaid marketing services of $4,239,011 as an asset, reclassified from deferred advertising services, and an increase in the value assigned to the issuance of common stock and warrants related to the Telemundo agreement in the amount of $5,120,192, amounts of which are both reflected as prepaid marketing services on the balance sheet. The increase in amortization associated with the prepaid marketing services was $256,010 and $768,030, respectively, during the three and nine months ended September 30, 2000. Additionally, the Company recorded $682,695 of amortization expense (included in the advertising and marketing expenses line item on the statement of operations) in the first quarter of 2000 related to the 1999 amortization of prepaid marketing services. The Company did not adjust the amortization of these costs in its 1999 Form 10-K/A due to the immaterial impact on its results of operations. Prepaid marketing services were reduced by the total of $1,450,725 in amortization for the nine months ended September 30, 2000.



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



         The Company has restated its barter revenue and barter expenses for the three and nine months ended September 30, 2000 to comply with limitations identified in EITF 99-17. As a result, gross revenues and advertising and marketing expenses were both reduced by $190,000 and $663,000, for the three and nine months ended September 30, 2000. Barter revenue for the three and nine months ended September 30, 2000, after the restatement, was $428,000 and $1,153,000, respectively, while advertising and marketing expenses related to barter transactions was $428,000 and $1,153,000, respectively.



         Therefore, the quarterly financial information as of and for the three and nine months ended September 30, 2000, has been restated to properly record these matters in accordance with generally accepted accounting principles. The net loss of the Company for the three-month period ended September 30, 2000, increased from $7.9 million to $8.1 million with no effect on basic and diluted net loss per share. The net loss of the Company for the nine-month period ended September 30, 2000, increased from $26.3 million to $26.7 million causing an increase in basic and diluted net loss per share of $.02 for the nine months ended September 30, 2000.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS


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


         This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Quarterly Report on Form 10-Q/A included in this section and "Item 3, Quantitative and Qualitative Disclosures about Market Risk" and our other SEC filings and our press releases.



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


ON-LINE AUCTIONS


         On January 28, 2000 we acquired eTrato.com, an online trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million consisting of 681,818 shares of common stock valued at $9.6 million, and assumption of a $1.25 million promissory note. An additional 681,818 shares will be held in escrow pending the outcome of certain revenue and website contingencies during the 6-month period following the acquisition. eTrato.com is an online, auction community that:


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

ON-LINE FINANCING AND REAL ESTATE SERVICES


         On January 28, 2000 we acquired credito.com, an online credit company targeted to the U.S. Hispanic population for a purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain objectives related to gross revenue targets.


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


         Our results of operations for the three and nine months ended September 30, 2000 and 1999 were characterized by increased expenses that more than offset revenue growth during these periods. We reported a net loss of $8.1 million (restated) for the three months ended September 30, 2000, compared to a net loss of $8.3 million for the three months September 30, 1999 and reported a net loss of $26.7 million (restated) for the nine months ended September 30, 2000, compared to a net loss of $21.7 million for the nine months ended September 30, 1999. During the three and nine months ended September 30, 2000, we have continued to enter into strategic partnerships, develop our content and capitalize on our branding efforts and newly created sales force. As a result of our marketing initiatives, including the NetZero partnership, our number of registered users increased 23.5% to approximately 568,000 as of September 30, 2000 from 460,000 as of June 30, 2000. Approximately 45% of total user sessions during the three months ended September 30, 2000 originated from the quepasa.com/NetZero co-branded service. Advertising impressions increased 14% during the three months ended September 30, 2000 to 190.3 million from 167.0 million for the three months ended June

30, 2000. As a result of the acquisitions of credito.com, eTrato.com and RealEstateEspanol.com, the Company realized nominal revenue ($350) but incurred approximately $505,000 in expenses during the third quarter 2000.


NET REVENUES


         Net Revenue increased 508% to $776,368 (restated) for the three months ended September 30, 2000 from $127,684 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net revenues increased 1663% to $2.4 million (restated) from $136,127 for the nine months ended September 30, 1999. We launched our Web site in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During the nine months ended September 30, 2000, revenue was principally derived from two sources: 1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions "CPM" and on cost per clicks and 2) sponsor agreements which allow advertisers to sponsor an area or receive exclusivity on an area within our Web site. For the three and nine months ended September 30, 2000, approximately, 72% and 57% of the gross revenue was generated from banner advertising and 28% and 43% was generated from sponsorship agreements. With the exception of NewsSurfer.com, representing 20% of gross revenue for the three months ended September 30, 2000, and Folgers and Star Travel representing 17% and 13%, respectively, for the nine months ended September 30, 2000, no other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenue. During the three and nine months ended September 30, 2000, we recognized $428,239 (restated) and $1.2 million (restated) of barter revenue respectively, which is included in the amounts noted above.


OPERATING EXPENSES


         Product and Content Development Expenses. Our product and content development expenses increased 100% to $1.6 million for the three months ended September 30, 2000 from $799,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Product and Content Development Expenses increased 292% to $5.1 million from $1.3 million for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in personnel costs relating to the development of content and technological support, an increase in expenses for telecommunications links, and an increase in third-party content and development expenses.



         Advertising and Marketing Expenses. Our advertising and marketing expenses decreased 32% to $4.2 million (restated) for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Advertising and Marketing Expenses increased 36% to $15.4 million (restated) from $11.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the period-to-period increase was principally attributable to an increase in marketing and sales personnel costs, an increase in the amortization of advertising agreements and the initial expenditures related to the NetZero campaign comprised of production expenses, CD distribution and other related expenses.



         General and Administrative Expenses. Our general and administrative expenses decreased 26% to $1.4 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, General and Administrative Expense decreased 51% to $4.8 million from $9.7 million (restated) for the nine months ended September 30, 1999. The period-to-period decreases were principally attributable to a decrease in stock based compensation and the reduction in workforce partly offset by increases in professional fees, depreciation, and increase in other office and related expenses.


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


         On May 9, 2000 the Company announced that it would reduce its workforce by approximately one third as part of management's effort to further enhance the Company's competitive position and utilize its assets more efficiently. The Company's workforce was 104 as of March 31, 2000, and has been reduced to 59 as of the end of September 30, 2000.


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


         As of September 30, 2000, we had $2.3 million in cash and cash equivalents and $7.2 million in short-term investments. These resources are principally the remaining funds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs and an additional $6.3 million, net of offering costs, from the exercise in July 1999 of an option granted to our underwriters to cover overallotments from the IPO. In March 2000, Gateway purchased a 7.6% equity stake in the Company for $9 million (restated).



         Net cash used in operating activities was $11.8 million (restated) for the nine months ended September 30, 2000 as compared to $41.4 million for the nine months ended September 30, 1999. The decrease in net cash used by operations for the nine months ended September 30, 2000 was primarily due to the sale of trading securities of $14.9 million during the nine months ended September 30, 2000 versus the net purchase of securities of $27.8 million (restated) during the nine month period ended September 30, 1999, partially offset by, an increase in other assets principally due to the purchase of computers pursuant to the Gateway agreement, and a decrease in stock based compensation.



         Net cash provided by investing activities increased by $1.8 million to $100,000 (restated) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is primarily attributed to a decrease in the purchase of fixed assets of $1.4 million and the net cash received from acquisitions during the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999.



         Net cash provided by financing activities was $7.0 million (restated) for the nine months ended September 30, 2000 and $50.5 million for the nine months ended September 30, 1999. The decrease is primarily attributed to the proceeds generated from our June 24, 1999 Initial Public Offering, which raised approximately $42.4 million, net of offering costs. During the nine months ended September 30, 2000, Gateway purchased a 7.6% equity stake in the Company, which was partially offset by the repayment of long-term notes payable and accrued interest.



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

WE EXPECT FUTURE LOSSES AND WILL NEED MORE CAPITAL


         We have never been profitable. As of September 30, 2000, we had an accumulated deficit of approximately $62.4 million (restated). Our limited operating history and the uncertainty of the Internet market in which we operate our business make any prediction of our future results of operations difficult or impossible. We expect to make significant expenditures in marketing and advertising and content development. We also expect our expenses to increase from the acquisitions of eTrato.com, credito.com and realestateespanol.com. We do not expect that our revenue will cover our expenses in the foreseeable future. As a result, we will continue to incur significant losses and will need to raise additional capital. In addition, because we have generated negligible revenue and have incurred significant operating losses to date we have reduced our workforce by approximately 80% in order to utilize our limited capital and assets more efficiently. As a result of the reduction in our workforce, our ability to execute our business plan and our business may be materially and adversely affected. Further, in the event we fail to generate improved revenue in the near future, we may be required to further reduce our workforce, curtail our operations and raise additional capital. We cannot assure that we will be able to raise additional capital and we do not know what the terms of such capital raising would be. Any future sale of our equity securities would dilute the ownership and control of our stockholders.


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

         o we may ultimately be liable for contingent and other liabilities, not

         o        previously disclosed to us, of the companies that we acquire;
                  and

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


         As of the date of the original filing, we had 18,693,942 shares of common stock outstanding. Sale of substantial amounts of common stock, or the perception that sales could occur, could reduce the market price of the common stock. At that time, there were outstanding stock options or common stock purchase warrants to acquire 5,187,293 shares of common stock at exercise prices ranging from $1 to $16.65 per share, including 2,081,818 common stock purchase warrants subject to demand and piggy-back registration rights.


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


                                  quepasa.com, inc.


                                  By: /s/ Gary L. Trujillo
                                      -----------------------------------------

                                  Name: Gary L. Trujillo
                                  Title: President, Chief Executive Officer

                                  and Chairman of the Board of Directors

                                  (Principal Executive Officer)


                                  By: /s/ Robert J. Taylor
                                      -----------------------------------------


                                  Name: Robert J. Taylor

                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS

         10.1     Third Amended and Restated Employment Agreement with Juan C.
                  Galan (1)

         27.1     Financial Data Schedule (1)

         99.1     Press Release dated November 14, 2000 (1)



(1) Previously filed with the Registrant's Quarterly Report on Form 10-Q dated November 14, 2000.