Form 10-K405
period 2000-12-31
QUEPASA COM INC
filed 2001-09-20
CIK 1078099

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER: 0-25565

                                QUEPASA.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                           84-0879433
      (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

     ONE ARIZONA CENTER, 400 E. VAN BUREN              85004
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,459,784, based upon the price of the last trade of the common stock as indicated by an over-the-counter bulletin board, which reflects the average bid and asked prices, on August 15, 2001 of $.139 per share.

    The number of outstanding shares of the registrant's common stock as of August 15, 2001 was approximately 17,763,291 shares.

===============================================================================

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties,
Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    quepasa.com, inc. (the "Company"), a Nevada corporation, is a bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

    In May 2000, our Board of Directors announced the engagement of Friedman, Billings, Ramsey & Co., an investment banking firm, to assist us in developing strategic alternatives to maximize shareholder value. Following the announcement and during the remainder of 2000, we reduced our work force by approximately 80% and significantly reduced the products and content we provide, and our marketing, sales and general operating expenses, in order to conserve cash. We continue to review the size of our work force, the products and content we provide and our marketing, sales and general operating costs with a view to conserve cash.


    On December 27, 2000, we announced that our Board had approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction could be achieved. Since that time, we actively pursued the sale of our assets and responded to numerous inquiries from interested parties. On August 6, 2001, we executed a merger agreement with an unrelated, privately-held real estate development company. Following consummation of the merger, our shareholders will own 49% of the combined companies and the surviving company's sole shareholder will own 51%. In addition, upon the effective date of the merger, the surviving company's sole stockholder will receive warrants to purchase additional shares of the surviving company's shares that, if exercised, would increase its ownership to a maximum of 65%. The combined company's common stock will be publicly traded following the merger under the name of the surviving company. There can be no assurances that we will consummate the proposed transaction.

    Please refer to ITEM 1 -- DEVELOPMENTS SINCE DECEMBER 31, 2000 below for a discussion of other developments since December 31, 2000 and ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of our independent auditor's report modification for substantial doubt about our ability to continue as a going concern.

OUR MARKET IN THE U.S.

    We believe that the Spanish-language Internet market in the U.S. is characterized by a growing Hispanic population, increasing Hispanic purchasing power, greater advertising spending on Spanish-language media, continuing use of the Spanish language by U.S. Hispanics and increasing computer ownership and Internet usage by Hispanic households.

    HISPANIC POPULATION GROWTH AND CONCENTRATION

    A large number of our users are Hispanics, one of the most rapidly growing segments of the U.S. population. According to the U.S. Census Bureau and published sources, the Hispanic population:

    - Was estimated to be 35.3 million or 12.5% of the total U.S. population in 2000, an increase of approximately 57% from 22.5 million or 9% of the total U.S. population in 1990;

    - Is expected to account for 43% of the total U.S. population growth between 1998 and 2010 and is expected to grow to 41.1 million or 14% of the total U.S. population by 2010; and

    - Is relatively young, with almost 70% of U.S. Hispanics under 35, compared to less than 50% of non-Hispanics, and with a median age of 26, compared to 35 for the rest of the population.

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

    INCREASING HISPANIC PURCHASING POWER

    Total U.S. Hispanic purchasing power:

    - Rose at a compound annual growth rate of 7.5%, compared with 4.9% for the rest of the population from 1993 to 1998.

    - Was projected to be $443.0 billion or 7% of U.S. consumer expenditures by 2000, and $938.0 billion or 9% of U.S. consumer expenditures by 2010.

    CONTINUING USE OF THE SPANISH-LANGUAGE BY U.S. HISPANICS

    According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

    - Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

    - Hispanic immigration into the U.S. is continuing;

    - Hispanics generally seek to preserve their cultural identity; and

    - Population concentration encourages communication in Spanish.

THE QUEPASA.COM COMMUNITY

   STRATEGY

    Our strategy is to establish quepasa.com as a bilingual (Spanish/English) online community, offering our content to Hispanic Internet users primarily in the U.S.

   WEBSITE CONTENT.

    In November 1998, we launched the quepasa.com website which allows individuals to quickly access content and features which appeal to Hispanic Internet users. Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English.

    In the second half of 2000, we reduced the products and content we offered in order to conserve our cash.

MARKETING OF THE QUEPASA.COM SITE

    During the first three quarters of 2000, we attempted to increase our website traffic by increasing the number and visibility of entry points to the quepasa.com website, co-branding and other marketing arrangements with content providers and high-traffic Spanish-language websites. We also attempted to increase page views, by adding content and other features to our site to encourage retention of visitors on the site. In the fourth quarter of 2000, in order to conserve cash, we ceased marketing our website and began terminating most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide.

ADVERTISING ON THE QUEPASA.COM SITE

    Advertisements on our website are the banner or billboard style, which are designed to display additional advertisements as the consumer selects various topics on the website. From each advertisement banner, users can proceed directly to an advertiser's own website, thus enabling the advertiser to directly interact with a user who has expressed interest in the advertisement. During the first quarter of 2001, we discontinued the use of our banner ad software and sought a third-party outsourcer for our banner ad sales and service. As of August 31, 2001, we have been unsuccessful in retaining a third-party outsourcer for our banner ad sales and service.

OUR ON-LINE AUCTION AND CREDIT COMMUNITIES

     In January 2000, we acquired eTrato.com, inc., an online auction site linking Hispanic buyers and sellers of goods and services, and credito.com, inc., a Spanish language Internet company providing personal credit content and information. In the first quarter of 2001, in order to conserve cash, we suspended operation of the eTrato.com and credito.com websites.

OUR ON-LINE REAL ESTATE SERVICES COMMUNITY

    In March 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with home buying services in both English and Spanish. quepasa.com members via realestateespanol.com are able to search for a real estate agent, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com. At the time of the acquisition, realestateespanol was already a party to an Internet Endorsement Agreement with the National Association of Hispanic Real Estate Professionals, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

    Under the MOU, among other things, (1) realestateespanol was required to
(a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers.

The carrying value of the website, approximately $27,000, was expensed in the second quarter of 2001. The $100,000 of sponsorship fees collected in 2000 was amortized over six months commencing October 1, 2000 with $50,000 of deferred revenue remaining as of December 31, 2000. The 200 computers remaining in inventory on December 31, 2000 were donated to NAHREP in 2001 and expensed in the first quarter of 2001.

    See ITEM 1 -- DEVELOPMENTS SINCE DECEMBER 31, 2000.

COMPETITORS AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS

    The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Espanol, America Online Latin America, Univision Online, StarMedia, Terra Lycos, MSN and El Sitio.

    In addition, a number of companies offering Internet products and services, including our direct competitors, recently began integrating multiple features within the products and services they offer to users. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving other, Internet companies and our competitors. For example, the web browsers offered by Netscape and Microsoft, which are the two most widely-used browsers and substantial sources of traffic for us, may incorporate and promote information, search and retrieval capabilities in future releases or upgrades that could make it more difficult for Internet viewers to find and use our products and services.

    Many large media companies have announced that they are contemplating developing Internet navigation services and are attempting to become "gateway" sites for web users. In the event these companies develop such portal or community sites, we could lose a substantial portion of our user traffic. Further, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or Internet service providers, such as Microsoft and America Online, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions. These functions may be competitive with those that we offer. Our competitors could also take actions that could make it more difficult for viewers to find and use our products and services. Consolidations, integration and strategic relationships involving competitors could have a material adverse effect on our business.

    In addition to the larger portals and online communities, we compete with a number of smaller portals and communities that provide region-specific information to users or market to users with specific interests.

    Most of our existing competitors, as well as new competitors such as Spanish-language media companies, other portals, communities and Internet industry consolidators, have significantly greater financial, technical and marketing resources than we do. Many of our competitors offer Internet products and services that are superior to ours and achieve greater market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business.

EMPLOYEES

    On December 31, 1999, we had 80 employees and on December 31, 2000, we had 20 employees. Our average number of employees during 2000 was 64. See
ITEM 1 --DEVELOPMENTS SINCE DECEMBER 31, 2000 below.

DEVELOPMENTS SINCE DECEMBER 31, 2000

    STRATEGIC TRANSACTION

    On August 6, 2001, we entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock.

    Immediately following the merger our current shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds one or more warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (except for an aggregate of 400,000 unvested stock options with an exercise price of $0.15 per share held by our directors, Chief Executive Officer and Chief Operating Officer). The warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Great Western may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Great Western may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

    Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger is subject to certain closing conditions and stockholder approval. There can be no assurance that we will consummate the merger transaction.

    TERMINATION OF STRATEGIC RELATIONSHIPS

    In the first quarter of 2001, in order to conserve cash and limit the services and content we provide, we terminated most of our strategic relationships with our third party content and service providers.

    SUSPENSION OF THE ETRATO.COM AND CREDITO.COM WEBSITE OPERATIONS

    In the first quarter of 2001, in order to conserve cash, we suspended operation of the eTrato.com and credito.com websites.

    NATIONAL ASSOCIATION OF HISPANIC REAL ESTATE PROFESSIONAL AGREEMENTS

    In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

    Under the MOU, among other things, (1) realestateespanol was required to
(a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers.

    REDUCTION IN WORK FORCE

    As of April 30, 2001, in order to conserve cash, we reduced our work force from 20 employees at December 31, 2000 to 3 employees. We also have one full-time and several part-time contractors. We continue to review the size of our work force in light of our evolving business plan.

    OUTSOURCING OF OUR QUEPASA.COM WEBSITE

    In the first quarter of 2001, as a result of our reduction in work force and in order to conserve cash, we sold all of our internal computer and server equipment and outsourced the hosting and administration of the quepasa.com website for approximately $2,000 per month.

    SALE OF FURNITURE AND EQUIPMENT

    In March 2001, in order to conserve cash and as a result of our reduction in work force, we sold substantially all of our furniture, computer equipment and office equipment for $282,000 cash.

    SALE OF COMPUTERS

    In December 2000, we sold for $981,870 to Gateway, Inc. a substantial portion of the computers we purchased from Gateway one year earlier. We received a cash payment from Gateway in January 2001.

    NASDAQ DELISTING

    Our common stock was delisted from the Nasdaq National Market in January 2001. In March 2001, our common stock began trading on the Over-The-Counter Bulletin Board (OTCBB).

    STOCK OPTION ISSUANCES

    In March, 2001, we granted an aggregate of 400,000 stock options to our remaining officers and directors. The options are exercisable at $.15 per share (representing 33% premium over the $.10 closing price on March 15, 2001) and vest ratably over a 3-year period, or immediately, upon a change of control or liquidation. Of that number, we granted 100,000 to each of Gary Trujillo and Robert Taylor, and 50,000 to each of our non-employee directors.

    SEVERANCE ARRANGEMENTS

    During 2000, we reduced our workforce as part of management's effort to enhance our competitive position, utilize our assets more efficiently, and conserve remaining cash. As a result, we recognized $683,000 in employee severance and termination costs relating to the reduction in workforce of approximately 69 employees. In the event of a change of control or liquidation, the Company may be required to pay up to a maximum of $1.2 million in severance payments under the Company's existing employment agreements with its remaining officers and other agreements with its non-employee directors as follows:

    Pursuant to the pending merger agreement with Great Western Land and Recreation, Inc., Gary L. Trujillo and Robert J. Taylor will be terminated at the closing thereof, triggering certain severance obligations of the Company. Under Taylor's employment agreement, Taylor's employment terminates on its own terms on March 8, 2002, but the Company may terminate his employment for any reason, with or without cause. If the Company terminates Taylor's employment without cause before the end of Taylor's employment term, the Company is required to pay Taylor a severance payment in the amount of $100,000, which payment is due and payable immediately upon termination. In addition, all of Taylor's 193,334 unvested options will become fully vested and exercisable upon the closing of the merger. Trujillo's employment terminates on its own terms on April 26, 2004, and the Company may not terminate his employment without cause. Trujillo has agreed to terminate his employment with the Company at the merger closing in exchange for a discounted lump sum payment of the compensation due him over the remaining term of his agreement. Trujillo will receive up to approximately $850,000 in connection with the termination of his employment agreement, which amount will be reduced by any monthly salary payments made to Trujillo. In addition, all of Trujillo's 286,111 unvested options will become fully vested and exercisable upon the closing of the merger.

    A change of control in the Company will also trigger a cash payment due to the Company's non-employee directors. As of March 2001, the Company agreed to pay each non-employee director a payment of $50,000 for past and current services, payable only upon any change of control in or liquidation of the Company. In addition, 200,000 unvested options previously granted to the non-employee directors with an exercise price of $0.15 per share will become fully vested and exercisable

ITEM 2.  PROPERTIES

    During 2000, we leased approximately 13,277 square feet of space for our executive offices in Phoenix, Arizona for $25,400 per month, increasing to $26,000 in July 2001, pursuant to a lease which expires in November 2002. As a result of our reduction in work force and changes in our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under the lease, including any and all future amounts to be paid thereunder. We are required to vacate the property on the earlier to occur of October 31, 2001 or upon 30-days prior written notice from our landlord. As of August 31, 2001, we have not received a written notice to vacate.

ITEM 3.  LEGAL PROCEEDINGS

TELEMUNDO ARBITRATION

    On April 27, 1999, we entered into an agreement with Telemundo Network Group LLC (Telemundo). In January 2001, Telemundo asserted that the agreement was terminated alleging that we had failed to develop and maintain the Telemundo website. In February 2001, we initiated arbitration against Telemundo to defend the enforceability of the agreement, and submitted a damages claim for $4.3 million, plus reasonable attorneys' fees and costs. Telemundo also asserted a damages claim for $655,000, plus reasonable attorneys' fees and costs. We do not believe that we have breached the agreement and intend to vigorously assert our rights thereunder, particularly our right to use or transfer any unused advertising credits. A hearing date for the arbitration has been set for October 1, 2001. While we believe we will be successful in the arbitration proceeding, there can be no assurance that we will succeed.

    We are from time to time involved in various other legal proceedings incidental to the conduct of our business. We believe that the outcome of all other pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock was traded on the Nasdaq National Market under the symbol "PASA" through December 26, 2000. On December 27, 2000, following the announcement that our Board approved the development of a plan of liquidation and sale of our assets, the Nasdaq Stock Market halted trading on our common stock. On January 25, 2001, we announced that our common stock had been delisted from the Nasdaq National Market. Our common stock did not trade on the Nasdaq

National Market between December 27, 2000 and January 25, 2001. In March 2001, our common stock began trading on the OTCBB.

    The following table sets forth the high and low closing prices of our common stock as reported on the Nasdaq National Market from June 24, 1999 (effective date of Initial Public Offering) through December 26, 2000.

                                                          STOCK PRICE
                                                        ---------------
                                                        HIGH       LOW
                                                        ----       ----
     1999
       Second Quarter (effective June 24, 1999).....    $14.625   $13.750
       Third Quarter................................    $25.875   $ 7.750
       Fourth Quarter...............................    $15.000   $ 6.250
     2000
       First Quarter................................    $12.500   $ 5.375
       Second Quarter...............................    $ 6.625   $ 1.563
       Third Quarter................................    $ 1.688   $ 0.840
       Fourth Quarter (through December 26, 2000)...    $ 0.938   $ 0.094

   The following table sets forth the high and low closing prices of our common stock as reported on (1) the over-the-counter market (frequently referred to as "pink sheets") for the interim period of December 27, 2000 through March 13, 2001 and (2) the OTCBB from March 13, 2001 through August 15, 2001.

                                                          STOCK PRICE
                                                        --------------
                                                        HIGH       LOW
                                                        ----       ----
      2001
        First Quarter ............................     $0.170    $0.070
        Second Quarter............................     $0.160    $0.110
        Third Quarter (through August 15, 2001)...     $0.140    $0.105

DIVIDEND POLICY

    We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

    Since December 31, 1997, we issued unregistered securities as set forth below:

    1. In May 1998, we issued 1,420,000 shares of common stock to Michael Silberman. 296,492 of those shares of common stock were issued to Mr. Silberman in error, and at the Company's request, he transferred those shares to an outside director. The consideration received for such shares was $1,420.

    2. In November 1998, we issued 50,000 shares of common stock to Enver Zaky upon conversion of $50,000 of convertible debt issued in May 1998.

    3. In November 1998, we issued 666,666 shares of common stock to Mitchell Pierce and Tim Pring upon conversion of $1,000,000 of convertible debt issued in July 1998.

    4. In November and December 1998, an aggregate of 1,259,167 shares of common stock was issued in a private placement. The consideration received for such shares was $4,721,876.

    5. In April 1999, we issued 50,000 shares of common stock to Gary Trujillo as compensation under his employment agreement.

    6. In April 1999, we issued 25,000 shares of common stock to Southwest Harvard Group, an entity owned by Mr. Trujillo, for consulting services provided to us.

    7. In April 1999, we issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable in 2 years, with an exercise price of 120% of the public offering price, to Telemundo for $5 million of advertising credit on the Telemundo television network. After completion of the IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo. The fair value of the transaction was measured and based on the fair value of the common stock issued at our IPO price of $12.00 per share plus $2,920,192 assigned to the warrant based on the Black-Scholes pricing model using a 50% volatility rate. As of June 25, 2001, the warrant issued to Telemundo was not exercised, and therefore, expired.

    8. In April 1999, we issued 50,000 shares of common stock to Garcia/LKS for advertising services valued at $634,000.

    9. On June 24, 1999, we completed an initial public offering of 4,000,000 shares of common stock at a price of $12.00 per share, resulting in net proceeds to us of $42.4 million. In July 1999, we sold an additional 600,000 shares of common stock at $12.00 per share from the exercise of an option granted to our underwriter to cover overallotments from our offering, resulting in additional net proceeds of $6.3 million. The aggregate gross proceeds from these issuances were $55.2 million and the cash expenses incurred were $4.95 million for underwriting discounts and commissions and $1.55 million for other expenses including legal, accounting and printing costs. We used the net proceeds of the offering: (1) to repay a working capital loan and a bridge loan, (2) for marketing and advertising expenses, (3) for general and administrative expenses, (4) for development and acquisition of additional content and features for the our website and
         (5) to purchase equipment. The balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

    10. In September 1999, we issued 156,863 shares of redeemable common stock to Estefan Enterprises, Inc. in connection with a spokesperson agreement. Because Ms. Estefan's tour was postponed, the spokesperson agreement was renegotiated. Under the revised spokesperson agreement, the 156,863 shares of common stock were returned to quepasa.

    11. In January 2000, we issued 681,818 shares of common stock valued at approximately $9.6 million to the stockholders of eTrato.com to acquire eTrato.com. Contingent consideration consisted of 681,818 shares of common stock which were held in escrow, deliverable upon eTrato's achievement of certain performance targets. In March 2001, because eTrato failed to achieve such targets, the escrowed shares were returned to us and canceled.

    12. In January 2000, we issued 681,818 shares of common stock valued at approximately $8.4 million in the aggregate, to acquire credito.com, Inc. Contingent consideration consisted of a warrant to purchase 681,818 shares of common stock, exercisable upon the achievement of certain performance targets. In March 2001, because credito.com failed to achieve certain performance targets, its right to exercise the warrant was terminated.

    13. In March 2000, we issued 335,925 shares of common stock valued at approximately $3 million to acquire realestateespanol.com, Inc. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow, deliverable upon realestateespanol's achievement of certain performance targets by the one-year anniversary date of the acquisition. In April 2001, because realestateespanol failed to achieve such targets, the escrowed shares were returned to us and canceled.

    14. In March 2000, we granted Gateway an option to acquire up to 483,495 additional shares of our common stock at $7 per share. The option was only exercisable, in whole, on or before May 30, 2000. Gateway did not exercise the option.

    15. From December 31, 1997 through December 31, 2000, we granted options to purchase 4,432,313 shares of common stock under our stock option plan with a weighted average exercise price of $8.66 per share. Our directors and employees exercised options to purchase 209,325 shares of common stock with a weighted average exercise price of $4.62 per share. In addition, 1,399,203 options were forfeited or canceled. As of December 31, 2000, there were 2,823,785 options outstanding with a weighted average exercise price of $8.35.

No underwriters were used in connection with these sales and issuances except for the issuance of the common stock in our public offering in (9) above. The sales and issuances of these securities, with the exception of those in (9) above, were exempt from registration under either (a) Rule 701 of the Securities Act of 1933 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or (b) Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

ITEM 6 - SELECTED FINANCIAL DATA

    The following is a summary of selected financial data of quepasa.com as of and for each of the years in the three-year period ended December 31, 2000, 1999 and 1998 and for the period from inception, June 25, 1997 through December 31, 1997. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes thereto appearing elsewhere in this document.


                                                                                                  INCEPTION
                                                                                               (JUNE 25, 1997)
                                                                                                  THROUGH
                                                                                                 DECEMBER 31,
                                           2000                 1999              1998              1997
                                   -----------------    ----------------    ---------------    ----------------

STATEMENT OF OPERATIONS DATA:

    Net revenue                    $      2,611,748     $        556,244    $            --    $          --
    Loss from operations                (61,926,199)         (30,038,037)        (6,465,288)          (3,703)
    Net loss                            (60,962,934)         (29,261,363)        (6,513,228)          (2,903)

    Basic and diluted loss per                (3.52)               (2.44)             (0.98)              --
      share

BALANCE SHEET DATA:

    Cash and cash equivalents      $      3,940,232     $      6,961,592    $     2,199,172    $       2,582
    Trading securities                    2,393,964           22,237,656                 --               --
    Working capital (deficit)             7,312,625           28,141,206          3,563,302           (2,883)
    Total assets                          8,404,248           44,350,992          4,611,464            2,582
    Total stockholders' equity
      (deficit)                           7,697,869           40,066,244          3,920,422           (2,883)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-K.

OVERVIEW

    Prior to May 1998, our operations were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 through May 1999, we were engaged primarily in content development and acquisition. In May 1999, we launched our first media-based branding and advertising campaign in the U.S. Significant revenues from our business activities did not commence until the fourth quarter of 1999. In the first half of 2000, we significantly increased our operating expenses as we expanded our sales, marketing and advertising efforts. In May 2000, our Board announced the engagement of Friedman, Billings, Ramsey & Co., an investment-banking firm, to assist us in developing strategic alternatives to maximize stockholder value. Following such announcement and during the remainder of 2000, in order to conserve cash, we reduced our workforce by approximately 80% and significantly reduced the products and content we provided and our marketing, sales and general operating expenses. We have been unsuccessful in executing our business plan, have incurred substantial losses since inception and have an accumulated deficit of $96.7 million as of

December 31, 2000. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

    In the first quarter of 2000 we acquired the following three companies:

    - In January 2000, we acquired eTrato.com, an online auction site linking Hispanic buyers and sellers of goods and services.

    - In January 2000, we acquired credito.com, a Spanish language Internet company providing personal credit content and information.

    - In March 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with home buying services in both English and Spanish.

    In March 2000, we issued 1,428,571 shares of our common stock to Gateway Companies, Inc. valued at $5.38 per share for an aggregate $10.0 million in cash. Simultaneously, we purchased 7,300 of Gateway's Astro computers and paid Gateway a nonrefundable $1.0 million for related co-marketing/co-branding services. However, the Gateway agreement did not obligate Gateway to render any specific marketing or advertising services to us; instead, any services that Gateway would provide were to be determined and mutually agreed upon at a later, unspecified date. Accordingly, because Gateway was not obligated to provide any services, never indicated that it would provide any such services, and in fact, never provided any co-marketing or co-branding services, we determined that the marketing/advertising component of the arrangement with Gateway had no value and reduced the $10.0 million received in cash by the $1.0 million cash payment to Gateway.

    The Company committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which included distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for our subscribers. Pursuant to the agreement, we purchased $5.8 million of computers, net of $928,500 of a volume purchase discount, for promotional activities. We took title to the computers upon the close of the transaction. However, since we did not have any warehousing facilities, the computers were segregated from Gateway's inventory in third-party warehouse locations. We remained responsible for the payment of warehouse storage charges. The computers were recorded as computer promotions inventory in other current assets on the accompanying balance sheet and expensed as donated.

    We also granted Gateway additional substantive rights under the agreement, including, among other things: (1) a warrant to acquire up to 483,495 additional shares of our common stock for cash, valued at $386,000, at the same purchase price per share paid for the original 1,428,571 shares, which option expired, unexercised, on May 30, 2000, (2) a right of first refusal, (3) a right of participation in future stock issuances, (4) registration rights, (5) an exclusive sales right, and (6) a "right of resale" pursuant to which, in the event of a change in our ownership in excess of 30% prior to September 30, 2000, and for a price per share less than $7.00, Gateway had a right to be reimbursed for the differential in the per share amount, which right expired on its own terms.

    In May 2000 and again in November 2000, we announced layoffs that would ultimately reduce our workforce by approximately 80% between April 1, 2000 and December 31, 2000. The purpose of these staff reductions was to conserve cash. As of August 31, 2001, we had three employees and one full-time and several part-time contractors.

    On December 27, 2000, we announced that our Board had approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction can be achieved. As a result, we performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. As a result, we recorded a $24.9 million asset impairment charge.

    During the first quarter of 2001, we actively pursued the sale of our assets and responded to numerous inquiries from interested parties. On August 6, 2001, we entered into a merger agreement that, would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock.

    Immediately following the merger our current shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds one or more warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (except for an aggregate of 400,000 unvested stock options with an exercise price of $0.15 per share held by our directors, Chief Executive Officer and Chief Operating Officer). The warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Great Western may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Great Western may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

    Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger is subject to certain closing conditions and stockholder approval. There can be no assurance that we will consummate the merger transaction.

    We continue to review the size of our work force, the products and content we provide and our marketing, sales and general operating costs with a view to conserve cash. We reduced our work force from 80 employees on December 31, 1999 to 20 employees on December 31, 2000, and again, to 3 employees as of April 30, 2001.

    Our independent accountants issued their auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are dated as of August 6, 2001) stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company, all of which raise substantial doubt about its ability to continue as a going concern. Management is currently planning to close on the proposed merger agreement with Great Western. However, in the event that the merger is not consummated, management is likely to consider, but is not limited to, seeking out new prospective merger partners, attempting to sell further assets or pursuing a plan of liquidation.

INTRODUCTION TO RESULTS OF OPERATIONS

    NET REVENUE

    We expected to derive future net revenue from one principal source: the sale of advertising on our website.

    ADVERTISING REVENUE. In 2000, we derived approximately 62.4% of our net revenue from the sale of advertisements on our website which are received principally from:

    - advertising arrangements under which we receive fixed fees for banners placed on our website for specified periods of time or for a specified number of delivered ad impressions; and

    - reciprocal services arrangements, under which we exchange advertising space on our website for advertising or services from other parties.

    Advertising revenue is recognized ratably based on the number of impressions displayed, provided that we have no obligations remaining at the end of a period and collection of the resulting receivable is probable. Our obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue.

    SPONSORSHIP REVENUE. We also derived revenue from the sale of sponsorships for certain areas or exclusive sponsorship rights for certain areas within our website. These sponsorships typically cover periods up to 1 year. We recognize revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded website), ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on our website are recorded as deferred revenue.

    E-COMMERCE REVENUE. We derived an insignificant amount of revenue in 2000 from e-commerce related transactions. Although we offered various e-commerce related services to our user base in the form of auctions and third-party affiliate relationships, we did not recognize significant revenue from these services.

    BARTER REVENUE. In the ordinary course of business, we enter into reciprocal service arrangements (barter transactions) whereby we provide advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable under the circumstances. The fair value represents market prices negotiated on an arm's-length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on our website. Expense from reciprocal services arrangements is recognized when our advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses. During 2000 and 1999, revenue and related expenses attributable to reciprocal services totaled approximately $1.3 million and $119,000, respectively. In 2000 and 1999, barter revenue represented 45.9% and 17.7%, respectively, of total gross revenue.

- In addition, the barter advertising was conducted in the same media (i.e., our website). In evaluating "similarity," we ensured reasonableness of the target market, circulation, timing, medium, size, placement and location of the advertisement. In cases where the total dollar amount of barter revenue exceeded the total amount of the "similar" cash transaction, the total barter amount was capped at the lower cash amount.

OPERATING EXPENSES

    Our principal operating expenses consisted of:

    - product and content development expenses;

    - advertising and marketing expenses;

    - general and administrative expenses; and

    - amortization of goodwill and asset impairment charges.

    PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, purchases of content and specific technology, particularly software, and telecommunications links and access charges. We continue to reduce the products and content we provide as we reduce our operating expenses and conserve cash.

    ADVERTISING AND MARKETING EXPENSES. Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising activities and our distribution agreement with NetZero. We have continued to reduce our marketing and sales expenses as we reduce our operating expenses and conserve cash.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. Because we have reduced our personnel and general operating expenses, we expect that future period expenses will be less than those in 2000. However, because we operate as a public company, we anticipate that certain significant legal and accounting expenses will continue in future periods.

    AMORTIZATION OF GOODWILL AND ASSET IMPAIRMENT CHARGES. During the fourth quarter of 2000, we performed an impairment analysis of all long-lived assets and all identifiable intangibles. We determined that the fair value of certain acquired assets and certain identifiable intangibles was significantly below their respective carrying values. As a result, we recorded a $24.9 million impairment charge related to goodwill and domain and license agreements, prepaid marketing services and property and equipment. In addition, we realized amortization of goodwill expenses totaling $5.8 million in 2000.

    OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest expense, net of interest earned. Following our initial public offering in 1999 and continuing through 2000, we invested most of our assets in cash or cash equivalents, which are either debt instruments of the U.S. Government, its agencies, or high quality commercial paper. Interest income will decrease over time as cash is used to fund operations.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    Our results of operations in 2000 were characterized by increased expenses that significantly exceeded revenue growth during the same period. We reported a net loss of $61.0 million in 2000, compared to a net loss of $29.3 million in 1999. During 2000, and during the first quarter in particular, we were principally engaged in both expanding our human resources across all areas of the Company, including the staffing of an internal sales force, and in continued brand-building and marketing agreements to drive users to our website. In addition, we acquired three operating subsidiaries, credito.com, eTrato.com, realestateespanol.com, which we continued to fund through 2000.

    On January 28, 2000, we acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of a $887,000 note payable. We included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded on the acquisition date. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to us. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced. We accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company can be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000. The results of operations of credito.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

    On January 28, 2000, we acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of our common stock valued at $14.09 per share (or $9.6 million in the aggregate), and assumption of a $1.25 million promissory note. The note payable was due in whole on January 28, 2002, and has a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years. This note was paid in full on May 8, 2000. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, on December 20, 1999. Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the sellers of eTrato pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition. The contingencies were not met, and consequently, those shares were returned to us subsequent to year-end and cancelled. We accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's board of directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000. The results of operations of eTrato.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

    On March 9, 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services, for an aggregate purchase price of $3.3 million, consisting of 335,925 shares of our common stock valued at $3.0 million, or $8.83 per share, and assumption of $300,000 in debt paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending realestateespanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced. realestateespanol.com did not meet the agreed-upon targets contingent to its ability to receive the shares of common stock held in escrow, and consequently, those shares were returned to us and cancelled subsequent to year-end. We accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liability assumed based upon the estimated fair value at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's board of directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $2.4 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000. The results of operations of realestateespanol.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

    As a result of our continued losses and failure to execute our business plan, beginning in the second quarter of 2000, we determined it was necessary to begin a program of cash conservation, especially in light of the difficult capital market climate at that time. We focused on reducing our cash expenses in all operational areas, including product and content, marketing, sales, personnel and general and administrative expenses. On May 9, 2000 and again on November 14, 2000, we announced reductions in our workforce that ultimately resulted in an 80% reduction in our employee base at December 31, 2000. During the period from April 1, 2000 through December 31, 2000, we reduced our employee count from 101 to 20 professionals and significantly reduced our product and content, and marketing and sales and general and operating expenses, in order to conserve our remaining cash as we continued to consider our strategic alternatives. As of April 30, 2001, we had 3 full-time employees.

    On May 26, 2000, we announced the retention of the investment banking firm, Friedman, Billings, Ramsey & Co., to help us explore strategic alternatives, including strategic alliances, significant equity investments in us or a merger or sale of all or a significant portion of our business. During the period from May through October 2000, we and Friedman Billings met with and evaluated numerous potential merger partners, in some cases, engaging in extended negotiations. Ultimately, we could not reach agreement on a potential merger transaction.

    In December 2000, we announced that our Board had approved the development of a plan of liquidation and sale of our assets. We also announced a bid date and instructions for all interested parties to submit monetary bids for any and all assets. These announcements generated additional expressions of interest in a merger transaction which we and Friedman Billings pursued in the first quarter of 2001. As a result, we entered into a merger transaction with Great Western Land and Recreation, Inc., a privately-held real estate development corporation. Also in the first quarter of 2001, we sold substantially all of our office furniture, computer inventory and equipment for $1.3 million, the operation of the quepasa.com and realestateespanol.com websites was outsourced, and the operation of the eTrato.com and credito.com websites were suspended.

    While management continued to develop and support its websites and pursue its original business plan, the Company continued to amortize its goodwill through November 30, 2000. Additionally, the Company has been unable to develop a revenue stream to support the carrying value of its long lived and intangible assets. Accordingly, on December 27, 2000, our Board of Directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving the Company can be achieved. As a result, we performed an impairment analysis of all long-lived assets and all identifiable intangibles. Included in our $61.0 million net loss for 2000 is a $24.9 million non-cash asset impairment charge that consists of the following: goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and property and equipment - $1.1 million representing the excess carrying value over sale proceeds. We also recognized a $3.5 million loss on the resale of our computer promotions inventory to Gateway in December 2000. We anticipate that these developments will contribute to a decrease in both our revenue and expenses in future periods as compared to 2000.

    NET REVENUE

    Gross and net revenue were $2.8 million and $2.6 million, respectively, in 2000, and $671,000 and $556,000, respectively, in 1999. We launched our website in the fourth quarter 1998 and first generated revenue during the second quarter 1999. During 2000, revenue was derived from two principal sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) or for ad campaigns that run for specified periods of time and (2) sponsorship agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website. Approximately 62% of the gross revenue was generated from banner advertising and 38% was generated from sponsorship agreements in 2000 compared to 69% and 31%, respectively, in 1999. During the first quarter of 2000, we hired an internal sales force to sell banner advertising placements and sponsorship campaigns on our website. Banner advertising inventory was previously sold by an independent agent, who received a commission through an exclusive agreement, which varied from 30% to 50% of gross banner advertising depending on the volume of ad impressions during a month. Effective February 29, 2000, we terminated our exclusive agreement with this independent sales agent. In addition to hiring our own internal sales force, we supplemented our sales efforts through the use of an independent sales agent for run of network banner advertising and additional site-specific advertising sales. With the exception of Folgers, representing 16% of gross revenue, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue. Sponsor revenue are recognized ratably over the term of the agreement. During the year-ended December 31, 2000, we recognized $1.3 million of barter revenue which is included in the amounts noted above. In 2000, barter revenue represented 45.9% of total gross revenue compared to 17.7% in 1999.

    OPERATING EXPENSES

       PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses increased to $6.4 million in 2000 from $2.3 million in 1999. The period-to-period increase was principally attributable to:

    - an increase in personnel costs relating to the development of content and technological support to $2.875 million in 2000 from $1.2 million in 1999;

    - an increase in expenses for telecommunications links to $794,000 in 2000 from $642,000 in 1999; and

    - an increase in third-party and internal content expenses to $2.8 million in 2000 from $334,000 in 1999. Included in the $2.8 million are content expenses totaling $824,000 related to the continued design and development of our three operating subsidiaries: realestateespanol.com, eTrato.com and credito.com.

       ADVERTISING AND MARKETING EXPENSES. Our marketing and sales expenses increased to $20.8 million in 2000 from $16.7 million in 1999. This increase was principally attributable to:

    - an increase in marketing and sales personnel costs to $2.4 million in 2000 from $332,000 in 1999;

    - a $3.5 million charge associated with the resale of computer promotions inventory to Gateway in December 2000 resulting from the Board of Directors' instructions to liquidate computer inventory and halt promotional activities;

    - $3.0 million increase related to our marketing and distribution agreement with NetZero in 2000;

    - $921,000 associated with various computer and miscellaneous giveaways and promotions in 2000; and

    - a decrease in general advertising expense to $9.8 million in 2000 from $15.9 million in 1999 resulting from management's decision to reduce expenses and conserve cash.

       AMORTIZATION OF GOODWILL AND ASSET IMPAIRMENT CHARGES. During 2000, we completed the acquisitions of eTrato.com, credito.com and realestateespanol.com. We accounted for these three acquisitions using the purchase method of accounting. We recorded approximately $21 million of goodwill related to these acquisitions with a three-year amortization period. Amortization of goodwill amounted to $5.8 million for the eleven months ended November 30, 2000, based upon a three-year amortization schedule.

       In the months prior to December 2000, management cut expenses and personnel to conserve cash. While management continued to develop and support its websites and pursue its original business plan, the Company continued to amortize its goodwill through November 30, 2000. Additionally, the Company has been unable to develop a revenue stream to support the carrying value of its long lived and intangible assets. Accordingly, on December 27, 2000, our Board of Directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving the Company can be achieved. As a result, we performed an impairment analysis of all long-lived assets and all identifiable intangibles. Included in our $61.0 million net loss for 2000 is a $24.9 million non-cash asset impairment charge that consists of the following: goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and property and equipment - $1.1 million representing the excess carrying value over sale proceeds. We also recognized a $3.5 million loss on the resale of our computer promotions inventory to Gateway in December 2000. We anticipate that these developments will contribute to a decrease in both our revenue and expenses in future periods as compared to 2000.

       IMPAIRMENT OF TELEMUNDO ADVERTISING CREDIT. In April 1999, we entered into an agreement with Telemundo whereby we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. Under the agreement, Telemundo received 600,000 shares of our common stock valued at $12 per share, or $7.2 million, and a warrant valued at $2.9 million to purchase 1,000,000 shares of our common stock exercisable at $14.40 per share up to and including June 25, 2001. After completion of our IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo. We also agreed to design and build a website for Telemundo. We used approximately $840,000 of the advertising credits. As a result of our decision to stop advertising and marketing the quepasa.com website and to develop a plan of liquidation in the event that a strategic transaction involving quepasa does not occur, these advertising credits will not be used under our current business plan. We believe we have the right to use or transfer the entire unused advertising credit and that such right has substantial value; however, there is no guarantee that any value will be established for this advertising credit upon the ultimate resolution of the related arbitration. Under generally accepted accounting principals, we are required to perform an impairment analysis and, accordingly, we wrote down the $4.2 million remaining deferred advertising credit to zero as of December 31, 2000. We are currently in arbitration with Telemundo regarding this agreement. See PART 1, ITEM 3 - LEGAL PROCEEDINGS above.

       GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses decreased to $6.6 million in 2000 from $11.5 million in 1999. This decrease is attributable to a decrease in administrative personnel expenses to $1.9 million in 2000 from $3.4 million in 1999. Professional fee expenses, including legal and accounting, increased to $1.2 million in 2000 from $690,000 in 1999. Additionally, we have reduced our general operating expenses to $2.0 million in 2000 from $6.0 million in 1999. Finally, stock based compensation decreased to $82,000 in 2000 from $5.0 million in 1999.

    OTHER INCOME (EXPENSE)

    Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $1,028,000 in 2000 compared to $777,000 in 1999.

1999 COMPARED TO 1998

    Our results of operations in 1999 were characterized by increased expenses that significantly exceeded revenue growth during the same period. We reported a net loss of $29.3 million in 1999, compared to a net loss of $6.5 million in 1998. During 1999, we were principally engaged in product development, which included hiring personnel for our content and technology departments. In addition, we launched a mass media-based branding and advertising campaign, and hired marketing, sales and development personnel and a management team.

    NET REVENUE

    Gross and net revenue were $671,000 and $556,000 respectively in 1999. We launched our website in the fourth quarter 1998 and first generated a limited amount of revenue during the second quarter 1999. During 1999, revenue was derived from two sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) and on cost per clicks and (2) sponsor agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website. Approximately 69% of the gross revenue was generated from banner advertising and 31% was generated from sponsorship agreements. Banner advertising has been sold by an independent agent who received a commission, which varied from 30% to 50% of gross banner advertising depending on the volume of ad impressions during a month. With the exception of Net2Phone and AutoNation, representing 20.5% and 11.5% of gross revenue respectively, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue in 1999. Sponsor revenues are recognized ratably over the term of the agreement. During 1999, we recognized $119,000 barter revenue, which is included in the amounts noted above. In 1999, barter revenue represented 17.7% of total gross revenue.

    OPERATING EXPENSES

        PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses increased to $2.3 million in 1999 from $415,000 in 1998. The period-to-period increase was principally attributable to:

    - an increase in personnel costs relating to the development of content and technological support to $1.2 million in 1999 from $173,000 in 1998;

    - an increase in expenses for telecommunications links to $642,000 in 1999 from $187,000 in 1998; and

    - an increase in third-party content expenses to $334,000 in 1999 from $3,181 in 1998.

        ADVERTISING AND MARKETING EXPENSES. Our marketing and sales expenses increased to $16.7 million in 1999 from $250,000 in 1998. This increase was principally attributable to:

    - an increase to $14.1 million in costs of our initial mass media-based branding and advertising campaign;

    - an increase in marketing and sales personnel costs to $332,000 in 1999 from $45,000 in 1998 and

    - amortization of advertising agreements amounting to $2.5 million in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased to $11.5 million in 1999 from $5.8 million in 1998. This increase was attributable to an increase in administrative personnel costs to $3.4 million in 1999 from $260,000 in 1998, and stock-based expense of $5.0 million in 1999 compared to $5.3 million in 1998. During the first and second quarters of 1999, we recognized $4.9 million for the issuance of options to employees and directors. During 1999, we issued a total of 950,000 options and 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, our former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer. As a result of these transactions $2.5 million of compensation expense was recognized during the year-ended December 31, 1999. In May 1998, 3,566,714 shares were transferred by an existing stockholder to officers, consultants and employees. Also in May 1998, 1,420,000 of shares of common stock were issued to a former officer of quepasa.com and an outside advisor. In addition, 215,000 stock options were granted to employees in the fourth quarter of 1998. As a result of these issuances, approximately $5.3 million of stock based compensation was recognized during 1998.

    OTHER INCOME (EXPENSE)

    Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $777,000 in 1999 compared to $(48,000) in 1998. This change primarily resulted from interest income earned and unrealized gains on the proceeds of the June 1999 initial public offering. In October 1999, we paid off the note payable-stockholder and as a result we expect that for the foreseeable future our interest income will exceed our interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are dated as of August 6, 2001) stating that our recurring losses and accumulated deficit, among other things, raise substantial doubt about our ability to continue as a going concern.

    From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment-banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in us or a merger or sale of all or a significant portion of our business.

    At December 31, 2000, we had $3.9 million in cash and cash equivalents and $2.4 million in short-term investments compared to $7.0 million and $22.2 million, respectively at December 31, 1999. On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999, we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. In March 2000, we raised $9.0 million by issuing 1,428,571 shares of the our common stock to Gateway Companies, Inc.

    Net cash used in operating activities was $10.1 million in 2000 as compared to $41.9 million in 1999. Net cash used by operations in 2000 consisted of the net loss of $61.0 million, a decrease in accounts payable and accrued liabilities of $3.4 million and a decrease in other assets of $6.7 million. This is offset by an increase in the sale of trading securities of $19.7 million and non-cash expenses of $24.9 million in asset impairment charges and $8.1 million in depreciation and amortization, respectively. Net cash used in operations for 1999 primarily resulted from a $29.3 million loss, $22.1 million in net purchases of trading securities and an increase in prepaid expenses of $2.2 million offset by a non-cash expense for stock-based compensation and amortization of $5.0 million, a decrease in deposits receivable of $1.5 million, an increase in accounts payable of $2.7 million and an increase in accrued liabilities of $1.0 million.

    Net cash used in investing activities was $98,700 in 2000 as compared to $2.0 million net cash used in 1999. The decrease is attributed to a decrease in the purchase of fixed assets and the net cash received from acquisitions during 2000.

    Net cash provided by financing activities was $7.0 million in 2000 as compared to $48.7 million in 1999. The decrease is primarily attributed to the decrease in proceeds from the sale of stock, including proceeds from our 1999 initial public offering, and exercise of stock options offset by the payment of $2.4 million to retire DEBT.

    As of December 31, 2000, we had commitments under non-cancelable operating leases for office facilities requiring payments of $629,000 through the end of the longest-term agreement that is scheduled to expire in November 2002. However, as a result of our reduction in our work force and inability to execute our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under its lease, including any and all future amounts to be paid thereunder. In addition, we are required to vacate the property on the earlier to occur of October 31, 2001 or upon 30-days prior written notice from the landlord. As of August 31, 2001, we have not received a written notice to vacate.

    We expect to continue to incur costs, particularly general and administrative costs during 2001, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2001. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa in that time period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us and our business. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of.

         We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are required in a purchase business combination completed after June 30, 2001 will not be amortized but will continue to be evaluated for impairment in accordance wit the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not believe that adoption of Statements 141 and 142 will have a material impact on our financial statements.

SYSTEM ISSUES

    We depend on the delivery of information over the Internet, a medium that depends on information contained primarily in electronic format, in databases and computer systems maintained by us and third-parties. A disruption of third-party systems or our systems interacting with these third party systems could prevent us from delivering services in a timely manner, which could have a material adverse affect our business and results of operations.

RISK FACTORS

    You should carefully consider the risks described below.

    WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

    Our consolidated financial statements as of December 31, 2000 have been prepared on the assumption that we will continue as a going concern. Our independent accountants have issued their auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are dated as of August 6, 2001) stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has not been able to successfully execute its business plan, and is considering liquidating the Company, all of which raise substantial doubt about our ability to continue as a going concern.

    THERE CAN BE NO ASSURANCES THAT THE PROPOSED MERGER WILL BE CONSUMMATED, AND FAILURE TO COMPLETE THE MERGER COULD HAVE SUBSTANTIAL CONSEQUENCES TO THE COMPANY.

    On August 6, 2001, we executed a merger agreement with Great Western Land and Recreation, Inc., an unrelated entity which operates as a privately-held real estate development company. This merger can only be completed, though, if we and our potential merger partner meet all the closing conditions set forth in the definitive merger documents, including, but not limited to, approval by our stockholders, as well as completion of required filings with the Securities and Exchange Commission. There can be no assurances that we or Great Western will be able to meet all the closing conditions set forth in such definitive merger documents. Regardless of whether an actual merger is consummated, we have incurred and will continue to incur significant expenses negotiating and executing the definitive merger documents and attempting to comply with all the closing conditions. This merger transaction is also subject to our potential merger partner delivering to us audited financial statements and real estate appraisals satisfactory to us. In light of our limited cash reserves and negative operating cash flow, if the merger fails to be completed we may have no option other than to liquidate.

    WE HAVE FAILED TO EXECUTE OUR BUSINESS PLAN, ARE NOT CURRENTLY GENERATING NEW REVENUE AND EXPECT FUTURE LOSSES.

    We have never been profitable and have failed to execute our business plan. We have incurred losses and experienced negative operating cash flow for each month since our formation. As of December 31, 2000, we had an accumulated deficit of approximately $96.7 million. Our operating history and the general downturn of the Internet market in which we operate our business makes predictions of our future results of operations difficult or impossible. In addition, because we elected to substantially reduce our operations and terminate most of our employees we are not currently generating any new revenue, nor do we have employees, equipment, or any plan in place which would allow us to begin generating any new revenue in the foreseeable future. The limited revenue we do have will not cover our expenses in the foreseeable future and we do not believe we will be able to raise additional capital or debt financing. As a result, we will continue to incur significant losses and eventually may be required to liquidate if our proposed merger is not consummated.

    WE HAVE SUBSTANTIALLY REDUCED OUR OPERATIONS AND TERMINATED MOST OF OUR EMPLOYEES.

    During the period from December 31, 2000 through March 31, 2001, we substantially reduced the extent and scope of our operations. In order to conserve cash and limit the services and content we provide, we terminated most of our strategic relationships with our third-party content and service providers, suspended operations of the eTrato.com and credito.com websites, outsourced the hosting and administration of the quepasa.com website and sold substantially all of our furniture, computer and server equipment and office equipment. We discontinued the use of our banner advertising software and sought a third-party outsourcer for our banner advertising sales and service, but have been unsuccessful in retaining such a third-party outsourcer. There are no current negotiations taking place with any potential outsourcers at this time and the prospects of obtaining future revenue from this kind of arrangement in the near future is doubtful. In addition, we reduced our employee count from 20 to 3 professionals, as compared to 104 professionals as of March 31, 2000. As a result of this reduction we are currently receiving no new revenue from our website operations.

    COMPETITION FOR INTERNET USERS MAY LIMIT TRAFFIC ON, AND THE VALUE OF, OUR WEBSITE.

    The market for Internet products and services and the market for Internet advertising and electronic commerce arrangements are extremely competitive, and we expect that competition will continue to intensify for the limited number of customers in our market. There are many companies that provide websites and online destinations targeted to Spanish-language Internet users. Competition for visitors and advertisers is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of services and features provided and the quality of support. Our primary competitors are other companies providing portal or other online services, especially to Spanish-language Internet users such as StarMedia, Terra Lycos, El Sitio, Yahoo! Espanol, America Online Latin America, MSN and Univision online. Most of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. Our competitors may offer Internet products and services that are superior to ours or that achieve greater market acceptance. There can be no assurance that competition will not limit traffic on, and the value of, our website. See PART I, ITEM 1 - BUSINESS - COMPETITORS AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS above.

    WE WILL BE ADVERSELY AFFECTED IF THE INTERNET DOES NOT BECOME WIDELY ACCEPTED AS A MEDIUM FOR ADVERTISING.

    For our website to have value, it must be able to generate revenue from the sale of advertising. Many advertisers have not devoted a substantial portion of their advertising expenditures to web-based advertising, and may not find web-based advertising to be effective for promoting their products and services as compared to traditional print and broadcast media.

    No standards have yet been widely accepted for the measurement of the effectiveness of web-based advertising, and we can give no assurance that such standards will be developed or adopted sufficiently to sustain web-based advertising as a significant advertising medium. We cannot give assurances that banner advertising, the predominant revenue producing mode of advertising currently used on the web, will be accepted as an effective advertising medium. Software programs are available that limit or remove advertisements from an Internet user's desktop. This software, if generally adopted by users, may materially and adversely affect web-based advertising and the value of our website.

    SYSTEM FAILURE COULD DISRUPT OUR WEBSITE OPERATIONS.

    We may, from time to time, experience interruptions in the transmission of our website due to several factors including hardware and operating system failures. Because our website's value depends on the number of users of our network, we will be adversely affected if we experience frequent or long system delays or interruptions. If delays or interruptions continue to occur, our users could perceive our network to be unreliable, traffic on our website could deteriorate and our brand could be adversely affected. Any failure on our part to minimize or prevent capacity constraints or system interruptions could have an adverse effect on our brand.

    OUR WEBSITE MAY BE LIMITED BY GOVERNMENTAL REGULATION.

    Government regulations have not materially restricted use of the Internet in our markets to date. However, the legal and regulatory environment related to the Internet remains relatively undeveloped and may change. New laws and regulations could be adopted, and existing laws and regulations could be applied to the Internet and, in particular, to e-commerce. New laws and regulations may be adopted with respect to the Internet covering, among other things, sales and other taxes, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, cross-border commerce, libel and defamation, intellectual property matters and other claims based on the nature and content of Internet materials. Any laws or regulations adopted in the future affecting the Internet could subject us to substantial liability. Such laws or regulations could also adversely affect the growth of the Internet generally, and decrease the acceptance of the Internet as a communications and commercial medium. In addition, the growing use of the Internet has burdened the existing telecommunications infrastructure. Areas with high Internet use relative to the existing telecommunications structure have experienced interruptions in phone service leading local telephone carriers to petition regulators to govern Internet service providers and impose access fees on them. Such regulations, if adopted in the U.S. or other places, could increase significantly the costs of communicating over the Internet, which could in turn decrease the value of our website. The adoption of various proposals to impose additional taxes on the sale of goods and services through the Internet could also reduce the demand for web-based commerce.

    WE MAY FACE LIABILITY FOR INFORMATION CONTENT AND COMMERCE-RELATED
ACTIVITIES.

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

    Although we carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition, results of operations and liquidity. In addition, the increased attention focused on liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

    OUR STOCK PRICE IS HIGHLY VOLATILE.

    In the past, our common stock has traded at volatile prices. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. Our common stock is no longer traded on the Nasdaq National Market but is traded on the OTCBB. This may make it more difficult to buy or sell our common stock. In addition, our stockholders could find it difficult or impossible to sell their stock or to determine the value of their stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not have any derivative financial instruments as of December 31, 2000. We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk. Our interest income arising from these investments is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and trading securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds). As of December 31, 2000, a 10 basis point change in interest rates would have a potential impact on our interest earnings of approximately $4,500, which is clearly immaterial to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required pursuant to this Item are included in Item 14 on this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On December 11, 1998, we engaged BDO Seidman, LLP (BDO Seidman) as our independent public accountant. BDO Seidman resigned as our independent public accountant on February 4, 1999 because they were unwilling to be associated with our financial statements due to the background of one of our employees. We employed this employee from January 1, 1999 through February 15, 1999 at which time he resigned. The employee was never appointed as an officer or director of quepasa.com, inc. He owned 443,500 shares of our common stock and was an employee of WGM Corporation, the general partner of The Monolith Limited Partnership, a former principal stockholder.

    Prior to their resignation, BDO Seidman had not completed their audits of any of our financial statements for any period. There were no disagreements between us and BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of BDO Seidman, would have caused them to make reference to the matter in their report. We allowed BDO Seidman to read and make comment on this disclosure.

    On February 10, 1999, we engaged Ehrhardt Keefe Steiner & Hottman, P.C.
(EKSH) as our independent public accountants. Prior to their appointment, we did not consult with them on issues relating to our accounting principles or the type of audit opinion with respect to our financial statements to be issued by them.

    On September 3, 1999, we replaced EKSH with Deloitte & Touche LLP (Deloitte & Touche) as our independent accountants. There were no disagreements with EKSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the past two fiscal years and the subsequent interim period preceding the date of the change in independent accountants, we had not consulted with Deloitte & Touche regarding (1) the application of accounting principles to a completed or proposed transaction or (2) the type of audit opinion that might be rendered on our financial statements.

    On January 18, 2000, we replaced Deloitte & Touche with KPMG LLP as our independent accountants. Prior to their replacement, Deloitte & Touche had not completed their audit of any of our financial statements for any period. There were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the past two fiscal years and the subsequent interim period preceding the date of the change in independent accountants, we had not consulted with KPMG LLP regarding (1) the application of accounting principles to a completed or proposed transaction or (2) the type of audit opinion that might be rendered on our financial statements.

                                    PART III

ITEM 10.  OUR DIRECTORS AND EXECUTIVE OFFICERS.

MEMBERS OF OUR BOARD

     DIRECTORS

         GARY L. TRUJILLO, 40, joined us in April 1999 as President and a director and was appointed to Chairman, Chief Executive Officer and President in June 1999. In 1990, Mr. Trujillo founded Southwest Harvard Group, a Hispanic-owned and operated business consulting firm and served as its Chief Executive Officer and President from inception until April 1999. Mr. Trujillo is a director of Southwest Harvard Group, Blue Cross and Blue Shield of Arizona, Wells Fargo & Co., Arizona (Advisory Board), The Arizona Community Foundation and South Mountain Community College ACE Entrepreneur Program.
Mr. Trujillo is a member of the Greater Phoenix Leadership and The Young Presidents Organization. In 1998, Mr. Trujillo received the Individual Business Minority Advocate Award and was voted by Arizona Business Journal as one of the most influential members of the Arizona Hispanic business community. Mr. Trujillo started his career as an investment banker with Salomon Brothers, Inc. in New York City. Mr. Trujillo holds a B.S. degree in Accounting from Arizona State University and an M.B.A. degree from Harvard Business School.

         L. WILLIAM SEIDMAN, 79, joined us as a director in June 1999. He is the Chief Business Commentator on cable network's CNBC-TV, the publisher of Bank Director magazine and the founder of Board Member magazine. Since 1991, he has consulted with numerous organizations, including Deposit Corporation of Japan, Tiger Management, J.P. Morgan, Inc., The World Bank, BDO Seidman, Nippon Credit Bank of Japan and The Capital Group. He is currently a member of the Board of Directors of Fiserv. Inc., Intelidata, Inc., Clark Bardes and LML Payment Systems Inc. From 1985 to 1991, he served as the fourteenth chairman of the Federal Deposit Insurance Corporation (FDIC). Mr. Seidman became the first chairman of the Resolution Trust Corporation (RTC) in 1989 and served as such until 1991. While at the RTC, he supervised the creation of an 8,000 person agency handling over $500 billion in assets from failed Savings and Loans. Prior to serving as Chairman of the FDIC, he was Dean of the College of Business at Arizona State University, one of America's largest business colleges.

         Mr. Seidman served under President Gerald Ford as Assistant for Economic Affairs from 1974 to 1977 and under President Ronald Reagan as co-chair of the White House Conference on Productivity from 1983 to 1984.
Mr. Seidman was Vice-Chairman and Chief Financial Officer of Phelps Dodge Corporation from 1977 to 1982. He was a director of Phelps Dodge Corporation, The Conference Board and United Bancorp of Arizona. In the 1960s, Mr. Seidman founded Sumercom, a TV, radio and newspaper company, where he was Chief Executive Officer until 1974, when the company was sold. Mr. Seidman was managing partner of Seidman and Seidman, certified public accountants (now BDO Seidman), from 1968 to 1974. Under his management, the firm expanded from a small family enterprise to become one of the largest public accounting firms in the nation. Mr. Seidman also served as chairman (1970) and director of the Detroit Bank of the Federal Reserve Bank of Chicago from 1966 to 1970. Mr. Seidman holds an A.B. degree from Dartmouth (Phi Beta Kappa) and an LL.B. degree from Harvard Law School, and is an honors graduate with an MBA degree from the University of Michigan.

         JERRY J. COLANGELO, 61, joined us as a director in April 1999. He has served as the President and Chief Executive Officer of the Phoenix Suns professional basketball team since 1987 and was the Suns' General Manager from 1968 to 1987. He has also served as Chief Financial Officer and Managing General Partner of the Arizona Diamondbacks professional baseball team since 1995. Mr. Colangelo is a director of Stratford American Corporation, a holding company for real estate property.

         JOSE MARIA FIGUERES, 44, joined us as a director in May 1999. He served as the elected President of Costa Rica from 1994 to 1998, and has served as Managing Director of the Centre for Global Agenda at the World Economic Forum since August 2000. Between 1998 and August 2000, he served as president of the Costa Rican Foundation for Sustainable Development. He also serves in executive positions with numerous charities in Costa Rica and elsewhere. Mr. Figueres studied industrial engineering at the United States Military Academy at West Point and earned a Masters degree in Public Administration from Harvard University.

         LOUIS OLIVAS, 54, joined us as a director in June 1999. He has been employed by Arizona State University since 1979, first as at Arizona State University's assistant director for the Center for Executive Development and then as the Center's director from 1982 to 1986. He is a tenured associate professor in the Management Department, College of Business. He has published nearly 50 articles in the fields of personnel, management, training and small business operations. Dr. Olivas has served on numerous national boards and commissions, including Chairman of the Hispanic Caucus and the American Association for Higher Education and Dean of the National Hispanic Corporate Council Institute. For the past 12 years, Dr. Olivas has also served as the assistant vice president for academic affairs at Arizona State University. Previously he served as the director of Executive Development and Education for Western Savings and Loan Association, director of Employee Development for the City of Phoenix, and as a consultant, instructor and developer of various executive development programs involving Fortune 500 companies.

ALAN J. SOKOL resigned as a director in January 2001.

JOSE RONSTADT resigned as an officer in February 2001.

MICHAEL WECK resigned as a director on June 21, 2001.

EXECUTIVE OFFICERS

         GARY L. TRUJILLO. Mr. Trujillo's biography is included in PART III,
ITEM 10 - OUR DIRECTORS AND EXECUTIVE OFFICERS - MEMBERS OF OUR BOARD above.

         ROBERT J. TAYLOR, 32, joined us in March 1999 as Vice President of Strategy and Operations and subsequently became Senior Vice President of Strategy and Operations in August 1999. He has served as our Chief Operating Officer, Chief Financial Officer and Secretary since January 2000, November 2000 and April 2001, respectively. From August 1997 to March 1999, he was a Senior Consultant for CSC Index, the management consulting division of Computer Sciences Corporation. During his tenure with CSC, Mr. Taylor focused his business consulting on large-scale change initiatives, strategy implementation, new business start-ups and organizational design for Fortune 500 organizations. From January 1992 to August 1995, Mr. Taylor held the positions of Production Supervisor and Senior Industrial Engineer with Michelin Tire Corporation. Mr. Taylor received a B.S. degree in Industrial and Systems Engineering from Virginia Tech University, an M.B.A. degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Master of Engineering Management degree from the Robert R. McCormick School of Engineering at Northwestern University.

SECTION 16(b) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than ten percent beneficial owners are required by the Security and Exchange Commission's regulations to furnish us with copies of all Section 16(a) forms they file.

         Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, we believe during 2000 that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain summary information concerning the compensation earned by our (1) Chief Executive Officer and (2) the other two executive officers who were employed by us on December 31, 2000 and whose salary and bonus for 2000 exceeded $100,000, for services rendered in all capacities to us and our subsidiaries for fiscal years ended December 31, 2000 and 1999. None of the employees listed below were employed by us in 1998 nor did any of our employees earn more than $100,000 in 1998. The listed individuals shall be referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE


                                                      Annual Compensation                                 Long Term Compensation
         -----------------------------------------------------------------------------------------------------------------------
                                                                                                                 Securities
              Name and Principal                                           Other Annual    Restricted Stock      Underlying
                  Positions              Year       Salary      Bonus      Compensation         Awards            Options
         -----------------------------------------------------------------------------------------------------------------------
         Gary L. Trujillo                2000     $247,500       - -          $83,538 (1)         - -                 - -
              Chairman, Chief
              Executive Officer          1999     $126,783       - -          $64,500 (2)    $837,500 (3)         950,000
              and President
         -----------------------------------------------------------------------------------------------------------------------
         Robert J. Taylor                2000     $175,001    $50,000 (4)     $16,500 (5)         - -             100,000
              Chief Operating
              Officer, Chief
              Financial Officer and      1999      $97,154       - -          $16,500 (6)         - -             150,000
              Senior Vice
              President
         -----------------------------------------------------------------------------------------------------------------------
         Jose A. Ronstadt (7)            2000     $150,000    $75,000 (8)     $51,875 (9)         - -                 - -
              Former Senior Vice
              President
                                         1999      $34,375       - -              - -             - -             150,000


-------------------------
(1) Of this amount, $52,500 represents forgiveness of remaining 50% of $100,000 loan to Mr. Trujillo (see note (2) below) plus interest upon the 12 month anniversary of Mr. Trujillo's employment (April 26, 2000), $19,038 represents vacation pay and $12,000 represents a monthly vehicle allowance.

(2) Of this amount, $52,500 represents forgiveness of 50% of a $100,000 loan to Mr. Trujillo plus interest upon the six month anniversary of Mr. Trujillo's employment (October 26, 1999) and $12,000 represents a monthly vehicle allowance.

(3) Represents the dollar value of an award of 100,000 shares of common stock granted to Mr. Trujillo under his employment agreement, 50,000 shares of which were issued by us and 50,000 shares of which were transferred by our former chief executive officer.

(4) Mr. Taylor received a stay bonus of $50,000 paid in two equal payments of $25,000 on September 1, 2000 and December 1, 2000.

(5) Of this amount, $10,500 represents forgiveness of remaining 50% of $20,000 loan to Mr. Taylor (see note (6) below) plus interest upon the 12 month anniversary of Mr. Taylor's employment (March 8, 2000) and $6,000 represents a monthly vehicle allowance.

(6) Of this amount, $10,500 represents forgiveness of 50% of a $20,000 loan to Mr. Taylor plus interest upon the six month anniversary of Mr. Taylor's employment (September 8, 1999) and $6,000 represents a monthly vehicle allowance.

(7)   Mr. Ronstadt resigned on February 1, 2001.

(8) Mr. Ronstadt received a stay bonus of $75,000 paid in two equal payments of $37,500 on September 1, 2000 and December 1, 2000.

(9) Represents forgiveness of $50,000 loan plus interest upon the six month (June 30, 2000) and 12 month (December 30, 2000) anniversaries of Mr. Ronstadt's employment.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following table contains information concerning the stock options granted to the Named Executive Officers during 2000. All of the grants are governed by the terms and conditions of our Amended and Restated 1998 Stock Option Plan. No stock appreciation rights were granted to the Named Executive Officers during 2000.

                             OPTIONS GRANTS IN 2000


                                                     INDIVIDUAL GRANTS IN 2000
         ---------------------------------------------------------------------------------------------------------------------
                                 Number of
                                 Shares of    Percent of                                             Potential Realizable
                                  Common         Total                                             Value at Assumed Annual
                                   Stock        Options                                              Rate of Stock Price
                                Underlying    Granted to                                             Appreciation for the
                                  Options    Employees in    Exercise       Grant     Expiration         Option Term
                 Name             Granted     Fiscal Year      Price        Date         Date           5%           10%
         ---------------------------------------------------------------------------------------------------------------------
         Robert J. Taylor         100,000 (1)      39.0%          $9.00  02/02/2000   02/02/2010     $566,005    $1,434,368


-----------------------
(1) These options were granted under our Stock Option Plan and vest ratably on each of the first three anniversaries from the date of grant. If Mr. Taylor's employment is terminated without "cause" (as defined in Mr. Taylor's employment agreement), the options vest immediately.

AGGREGATED OPTIONS/SAR EXERCISES AND 2000 YEAR-END VALUES

No Named Executive Officer exercised options to purchase our stock during the fiscal year ended December 31, 2000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

         Mr. Trujillo's employment agreement is for a term of five years beginning April 26, 1999, with an annual base salary of $225,000 and with automatic 10% increases each year commencing January 1, 2000. In the event a transaction occurs constituting a "change of control" (as defined in his employment agreement), we or our successor would remain responsible for the payment of Mr. Trujillo's salary through the end of his employment term and all unexercised options held by Mr. Trujillo will automatically and immediately vest and be exercisable as to all shares covered thereby. Mr. Trujillo's employment agreement included the grant of 100,000 shares of common stock, 50,000 of which were issued by us and 50,000 of which shares were transferred by our former chief executive officer. (Note 10)

         Mr. Taylor's employment agreement is for a term of three years from March 8, 1999, with an annual base salary of $175,000. If Mr. Taylor's employment is terminated without "cause" (as defined in his employment agreement), we are required to pay him a severance of $100,000 and all unexercised options held by him will automatically and immediately vest and be exercisable as to all shares covered thereby. In addition, Mr. Taylor received a $50,000 stay bonus, paid in two equal installments on September 1, 2000 and December 1, 2000. (Note 10)

         In March 2001, we commenced paying each non-employee director $500 for each meeting such member attends, either in person or by telephone. In addition, each non-employee director received an option to purchase 50,000 shares of our common stock under our Stock Option Plan that vests ratably on each of the first 3 anniversaries from the grant date or immediately upon a change of control. Also in March 2001, the Compensation Committee of our Board approved the payment of $50,000 to each non-employee director, other than Mr. Weck, for past and current services rendered, payable upon a change of control or liquidation. (Note 10)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee in 2000 were Jerry J. Colangelo, L. William Seidman and Dr. Louis Olivas.

         In April 1999, we entered into a $1.5 million sponsorship agreement with the Arizona Diamondbacks, a major league baseball team. This agreement was extended for the 2000 baseball season. Jerry J. Colangelo, who became one of our directors in April 1999, is the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks. This agreement was terminated prior to the 2001 baseball season.

         In June 1999, Jeffrey S. Peterson, our former chief executive officer and director, and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provides that until June 24, 2004, Messrs. Seidman and Trujillo shall vote all shares of our common stock covered by the agreement in the same proportion as those shares voted by our unaffiliated stockholders. Previously, Mr. Hubert transferred all of his shares of our common stock. In August 2001, Mr. Peterson transferred all but 70,000 of his shares of our common stock (or an aggregate of 1,261,083 shares). Accordingly, there are currently 70,000 shares in the voting trust.

         In our opinion, the transactions described above were on terms no less favorable than those which could have been obtained from unaffiliated third parties.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors has prepared the following report on our policies with respect to the compensation of executive officers for 2000. Decisions on compensation of our executive officers generally are made by the Compensation Committee. The Compensation Committee also administers our Amended and Restated 1998 Stock Option Plan.

         Our executive compensation policies are designed to:

         * attract, motivate and retain experienced and qualified executives;
         * increase our overall performance;
         * increase stockholder value; and
         * enhance the performance of individual executives.

         We seek to pay competitive salaries based upon individual performance combined with our overall performance relative to corporate objectives, taking into account individual contributions and performance levels. The Compensation Committee believes that the level of base salaries should generally fall in the mid-range of executive compensation paid by comparable telecommunications and Internet service companies. In addition, it is our policy to grant stock options to executives upon commencement of their employment with us and periodically thereafter as appropriate in order to strengthen the alliance of interest between such executives and our stockholders.

         The following describes in more specific terms the elements of compensation that implement our executive compensation policies, with specific reference to compensation reported for 2000:

         Base Salaries. Base salaries for executive officers are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries paid for similar positions at other companies which are deemed appropriate comparisons for compensation purposes.

         Annual salary adjustments are recommended by the Chief Executive Officer after evaluating the previous year's performance and considering the new responsibilities of each executive officer. The members of the Compensation Committee (Messrs. Colangelo, Seidman and Dr. Olivas) perform the same review of the Chief Executive Officer's performance. Individual performance evaluations take into account such factors as achievement of specific goals that are driven by our strategic plan and attainment of specific individual objectives. The weight given to the various factors affecting an executive officer's base salary level is determined on a case-by-case basis.

         Stock Option Grants. Pursuant to our Amended and Restated 1998 Stock Option Plan, executive officers and other employees are eligible to receive compensation in the form of options to purchase shares of our common stock.

         The Compensation Committee grants stock options to our executive officers in order to align their interests with the interests of our stockholders. Stock options are considered by the Compensation Committee to be an effective long-term incentive because the executives' gains are linked to increases in the stock value, which in turn provide stockholder gains. The Compensation Committee generally grants options to new executive officers and other key employees upon commencement of their employment with us and periodically thereafter upon the attainment of certain performance goals established by the Compensation Committee. The options generally are granted at an exercise price equal to the market price of the common stock on the date of grant (or 110% of the market price in the case of an optionee beneficially owning more than 10% of the outstanding common stock). Options granted to executive officers generally vest over a period of three years following the date of grant. The option term is ten years. The greater the appreciation of the stock price in future periods, the greater the benefit to the holder of the options, thus providing an additional incentive to executive officers to create additional value for our stockholders. Management believes that stock options have been helpful in attracting and retaining skilled executive personnel.

         In determining grants of options for executive officers, the Compensation Committee has reviewed competitive data of long-term incentive practices at other companies that are deemed appropriate comparisons for compensation purposes.

         Chief Executive Officer Compensation. The executive compensation policy described above is followed in setting Mr. Trujillo's compensation. Mr. Trujillo generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation consists of an annual base salary and long-term equity-linked compensation in the form of stock options. The Compensation Committee's general approach in establishing Mr. Trujillo's compensation is to be competitive with peer companies. Due to Mr. Seidman's long standing personal friendship with Mr. Trujillo, Mr. Seidman abstained from voting on any aspect of Mr. Trujillo's compensation.

         Mr. Trujillo's compensation in 2000 consisted of a base salary of $247,500 (including a monthly vehicle allowance). Mr. Trujillo's salary for 2000 was based on, among other factors, our performance and the compensation of chief executive officers of comparable companies, although his compensation was not targeted to any particular group of these companies.

         Compensation Deductibility Policy. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to any of our five most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board committee that establishes such goals consists only of "outside directors" as defined for purposes of Section 162(m). All three members of the Compensation Committee qualify as "outside directors." The Compensation Committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to our executive officers.

                                            Respectfully submitted,

                                            Compensation Committee
                                            Jerry J. Colangelo
                                            L. William Seidman
                                            Dr. Louis Olivas

                             AUDIT COMMITTEE REPORT

         The members of the Audit Committee for the year ended December 31, 2000 were Dr. Louis Olivas, Jose Maria Figueres and L. William Seidman. The Audit Committee has prepared the following report detailing its policies and responsibilities relating to the auditing of our financial statements.

         The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

         Together with our independent auditors, KPMG LLP (who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles), the Audit Committee reviewed the independent auditors' judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed the independence of KPMG LLP from management and our company generally, including the matters in the written disclosures required by the Independence Standards Board.

         The Audit Committee discussed with KPMG LLP the overall scope and plans for their respective audits. The Audit Committee meets with KPMG LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting.

         The aggregate fees billed by KPMG LLP for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-K for the fiscal year ended December 31, 2000 were $136,442. For the fiscal year ended December 31, 2000, KPMG LLP was not paid a fee for, and did not provide, directly or indirectly, any services relating to the design or implementation of our information system, local area network or any hardware or software system. KPMG LLP was paid a fee for financial reviews of our filings on Form 8-K and Form S-3 (and amendments thereto), due diligence procedures and preparation of our federal and state income tax returns, etc. Aggregate fees billed by KPMG LLP for these matters were $50,994.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2000 for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended, subject to shareholder approval, the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2001.

                                            Respectfully submitted,

                                            Audit Committee
                                            Dr. Louis Olivas
                                            Jose Maria Figueres
                                            L. William Seidman

STOCK PERFORMANCE GRAPH

         The following indexed line graph indicates the total return to our stockholders from June 24, 1999, the date on which our Common Stock began trading on NASDAQ, through December 26, 2000, the last full trading day prior to the date that NASDAQ halted trading and ultimately delisted our stock from NASDAQ, as compared to the total return for The NASDAQ Stock Market (U.S.) Index and the Chase H&Q Internet Index. The calculations in the graph assume that $100 was invested on June 24, 1999 in our Common Stock and in each index and also assume dividend reinvestment.

       COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 24, 1999 AMONG
       (a) QUEPASA.COM, INC., (b) THE NASDAQ STOCK MARKET (U.S.) INDEX AND
       (c) THE CHASE H&Q INTERNET INDEX


                               QUEPASA.COM, INC.,
                          JP MORGAN H&Q INTERNET INDEX
                        NASDAQ STOCK MARKET -- U.S. INDEX

Nasdaq Stock     JP Morgan H&Q                                          Nasdaq Stock
Market-U.S.         Internet         Dates        Quepasa.com, Inc.     Market-U.S.
------------     -------------     ----------     -----------------     ------------
  845.453            416.50        6/24/1999           100.00              100.00
  900.956            458.71         Jun-99             114.58              106.56
  884.708            404.60         Jul-99             140.63              104.64
  922.119            425.95         Aug-99              83.33              109.07
  923.386            471.52         Sep-99              65.10              109.22
  997.393            521.35         Oct-99              63.54              117.97
 1118.741            657.07         Nov-99              85.42              132.32
 1364.746            912.76         Dec-99             105.73              161.42
 1314.116            855.80         Jan-00              79.69              155.43
 1563.804           1088.00         Feb-00              62.50              184.97
 1531.672            953.38         Mar-00              56.25              181.17
 1288.290            718.48         Apr-00              28.65              152.38
 1132.880            604.46         May-00              14.06              134.00
 1331.669            707.27         Jun-00              13.54              157.51
 1259.521            663.11         Jul-00               9.38              148.98
 1408.339            769.34         Aug-00               9.90              166.58
 1225.310            680.39         Sep-00               7.55              144.93
 1124.218            576.45         Oct-00               4.69              132.97
  866.770            384.40         Nov-00               1.04              102.52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of August 15, 2001,
(i) by all persons who are beneficial owners of 5% or more of our Common Stock,
(ii) each director and Named Executive Officer and (iii) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                              Amount and Nature of        Percent of
                                  Name and Address                            Beneficial Ownership          Shares
                                of Beneficial Owner                           as of August 15, 2001    Outstanding (1)
----------------------------------------------------------------------------------------------------------------------
      Five Percent Stockholders:
          Gateway Companies, Inc. (2)                                               1,428,571                8.0%
          Mercator Minerals Ltd. (3)                                                1,213,583                6.8%
          Mark Kucher (4)                                                           1,657,672                4.7%
          Ernest C. Garcia II (5)                                                     927,471                5.2%
      Directors and Named Executive Officers
           Gary L. Trujillo (6)                                                       839,443                4.7%
           L. William Seidman (6)                                                     222,778                1.3%
           Jerry J. Colangelo                                                          70,472                *
           Jose Maria Figueres                                                         68,944                *
           Louis Olivas                                                                71,083                *
           Jose Ronstadt (7)                                                           50,000                *
           Alan Sokol (8)                                                             610,667                3.4%
           Robert J. Taylor                                                           153,334                *
           All Directors and Executive Officers as a Group (8 persons)              1,356,054 (9)            7.6%

* Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after August 15, 2001. For purposes of this table, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) The address for Gateway Companies, Inc. is 4545 Towne Centre Court, San Diego, CA 92121.

(3) The address for Mercator Minerals Ltd. is 2420 N. Huachuca Drive, Tucson, AZ 85745.

(4) The address for Mark Kucher 1410-700 W. Georgia Street, Vancouver, British Columbia, Canada.

(5) Consists of 927,471 shares of our common stock held by Verde Capital Partners, LLC, Verde Reinsurance Company, Ltd. and Verde Investments, Inc. Mr. Garcia owns a majority interest in Verde Capital, Verde Reinsurance and Verde Investments. The address for Ernest C. Garcia is 2575 East Camelback Road, Suite 700, Phoenix, AZ 85016.

(6) Includes 70,000 shares of common stock, which will be voted by Messrs. Seidman and Trujillo pursuant to a voting trust agreement with our former chief executive officer, Jeffrey Peterson.

(7) Mr. Ronstadt resigned as an officer in February 2001. As of the date of his resignation, 50,000 of Mr. Ronstadt's options had vested. Mr. Ronstadt did not exercise his option to purchase those vested shares, and therefore, those options have expired.

(8) Consists of 600,000 shares of our common stock held by Telemundo Network Group LLC. Mr. Sokol is Chief Operating Officer of Telemundo. The business address for Mr. Sokol is 2470 West 8th Avenue, Hialeah, FL 33010. Mr. Sokol resigned as a director in January 2001. As of the date of his resignation, 10,667 of Mr. Sokol's options had vested. Mr. Sokol did not exercise his option to purchase those vested shares, and therefore, those options have expired.

(9) These figures equal less than the sum of each column because they include the 70,000 shares held by the voting trust disclosed in note (6) only once and excludes information regarding Mr. Ronstadt, our former Senior Vice President of Content Development and Mr. Sokol, a former member of our board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 1999, we issued 50,000 shares of our common stock to Garcia/LKS, which is partially owned by our former director, Lionel Sosa, for advertising and marketing services valued at $634,000. In August 1999, we entered into a one-year agreement with Garcia/LKS with a monthly commitment of $150,000. Payment during the first five months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement was amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 for February 2000 through September 2000. In October 2000, the monthly commitment was reduced to $20,000. We terminated the agreement in December 2000.

         As of December 31, 2000, we had forgivable loans due from former employees amounting to $12,569, all of which we have since decided to write off. These loans were granted as recruiting and retention incentives and were deemed 50% forgiven after six months and 100% forgiven after 12 months of employment.

         In March 2000, we acquired realestateespanol.com. At the time of this acquisition, realestateespanol was a party to an Internet Endorsement Agreement with NAHREP, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

         Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers. At the time realestateespanol and NAHREP entered into the original agreements, and thereafter agreed to the terms and conditions regarding its termination and release therefrom, Gary Acosta, an officer of both realestateespanol and us, served as director of NAHREP. In addition, in June 2000, he became the Chief Executive Officer of NAHREP.

         The carrying value of the website, approximately $27,000, was expensed in the second quarter of 2001. The $100,000 of sponsorship fees collected in 2000 was amortized over six months commencing October 1, 2000 with $50,000 of deferred revenue remaining as of December 31, 2000. The 200 computers remaining in inventory on December 31, 2000 were donated to NAHREP in 2001 and expensed in the first quarter of 2001.

         For a summary of certain transactions and relationships between us and our associated entities, and among our directors, executive officers and stockholders and our associated entities, see "Compensation Committee Interlocks and Insider Participation."

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

                                                                           PAGE
                                                                           ----
                Report of Independent Auditors - KPMG LLP...............     F-1
                Report of Independent Auditors - EKS&H..................     F-2
                Consolidated Balance Sheets as of December 31, 2000,
                 and 1999...............................................     F-3
                Consolidated Statements of Operations for the Years
                 Ended December 31,  2000, 1999 and 1998................     F-5
                Consolidated Statements of Stockholders' Equity for the
                 Years Ended December 31, 2000, 1999 and 1998...........     F-6
                Consolidated Statements of Cash Flows for the Years
                 Ended December 31,  2000, 1999 and 1998................     F-8
                Notes to Consolidated Financial Statements..............     F-10

         Financial Statement Schedules:

           Not applicable

    (b)  Reports on Form 8-K.

         On August 15, 2001, the Company filed a Report on Form 8-K announcing that (1) it had executed a definitive merger agreement with Great Western Land and Recreation, Inc. and (2) it had resolved all issues with the Securities and Exchange Commission related to its 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the first three quarters of 2000 and a Current Report on Form 8-K, filed with the Commission on April 14, 2000.

         On August 16, 2001 the Company filed a Report on Form 8-K attaching the press release dated August 15, 2001, announcing that the Company had resolved all issues with the Commission related to its 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the first three quarters of 2000 and a Current Report on Form 8-K, filed with the Commission on April 14, 2000.

    (c)  Exhibits:

           EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
           -------                        -----------------------
             3.01          Articles of Incorporation of the Registrant, as amended (1)

             3.02          Bylaws of the Registrant, as amended (1)

             4.01          1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements (1)

             4.02          Registration Rights Agreement dated as of January 26, 2000, by and among the
                           Registrant, Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd. (5)

             4.03          Registration Rights Agreement dated as of January 28, 2000, by and among the
                           Registrant, Verde Capital Partners, LLC,




                           Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and
                           Cruttenden Roth Incorporated, Ltd. (5)


           EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
           -------                        -----------------------
             4.04          Registration Rights Agreement dated as of March 9, 2000, by and among the Registrant,
                           Gary Acosta and John Beneventi (5)

             9.01          Voting Trust Agreement (1)

             10.01         Office Lease of the Registrant (Arizona) (1)

             10.02         Agreement with Garcia/LKS (1)

             10.03         Amendment to Agreement with Garcia/LKS (5 )

             10.04         Agreement with Telemundo Network Group LLC (1)

             10.05         Common Stock Purchase Warrant dated April 14, 1999, issued to Telemundo Network Group
                           LLC (1)

             10.06         Agreement with Arizona Diamondbacks (1)

             10.07         Second Amended and Restated Employment Agreement with Gary Trujillo (5)

             10.08         Second Amended and Restated Employment Agreement with Robert Taylor (5)

             10.09         Merger Agreement dated as of December 17, 1999, by and among the Registrant, eTrato
                           Acquisition, Inc., eTrato.com, inc., Verde Capital Partners, LLC, Alphabit Media
                           Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth
                           Incorporated (5)

             10.10         Merger Agreement dated as of January 17, 2000, by and among the Registrant, Credito
                           Acquisition, Inc., credito.com, inc., Verde Capital Partners, LLC and Verde
                           Reinsurance Company, Ltd. (5)

             10.11         Agreement and Plan of Merger dated as of March 9, 2000, by and among the Registrant,
                           credito.com, inc., Realestateespanol.com, inc., Century Finance USA, Inc. d/b/a
                           RealEstateEspanol.com, Inc., Gary Acosta and John Beneventi (5)

             10.12         Stock Purchase and Investor Rights Agreement (includes Purchase Agreement between
                           Gateway Companies, Inc. and quepasa.com, inc. (6)

             10.13         Internet Endorsement Agreement dated December 1, 1999, by and among
                           RealEstateEspanol.com and National Association of Hispanic Real Estate rPofessionals*

             10.14         Memorandum of Understanding dated October 3, 2000, by and among realestateespanol,
                           National Association of Hispanic Real Estate Professionals, National Council of La
                           Raza and Freddie Mac*

             10.15         Agreement dated October 4, 2000, by and among realestateespanol and National
                           Association of Hispanic Real Estate Professionals*

             21.01         Subsidiaries of the Registrant*

             23.01         Consent of KPMG LLP *

             23.02         Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C.*

             24.01         Power of Attorney (8)

-------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-74201).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 3, 1999.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 18, 2000.

(5) Incorporated by reference to the Registrant's 1999 Annual Report on Form 10-K dated March 30, 2000.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 14, 2000.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 3, 2000.

(8) Included in Part IV of this Annual Report on Form 10-K under the caption "Signatures."

*   Included herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on September 20, 2001.

                                   quepasa.com, inc.

                                   By: /s/ Gary L. Trujillo
                                       --------------------------------
                                        Name:  Gary L. Trujillo
                                        Title: President, Chief Executive
                                        Officer and Chairman of the Board of
                                        Directors
                                        (PRINCIPAL EXECUTIVE OFFICER)

    Each person whose signature appears below constitutes and appoints Gary L. Trujillo his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

                            NAME                                   TITLE                              DATE
                            ----                                   -----                              ----
          /s/ Gary L. Trujillo                     President, Chief Executive Officer         September 20, 2001
          -------------------------                  and Chairman of the Board of
          Gary L. Trujillo                           Directors (PRINCIPAL EXECUTIVE
                                                     OFFICER)

          /s/ Robert J. Taylor                     Chief Financial Officer and                September 20, 2001
          -------------------------                  Chief Operating Officer
          Robert J. Taylor                           (PRINCIPAL FINANCIAL OFFICER AND
                                                     PRINCIPAL ACCOUNTING OFFICER)

                                                   Director                                   September __, 2001
          -------------------------
          Jerry J. Colangelo


                                                   Director                                   September __, 2001
          -------------------------
          Jose Maria Figueres


          /s/ Louis Olivas                         Director                                   September 20, 2001
          -------------------------
          Louis Olivas


          /s/ L. William Seidman                   Director                                   September 20, 2001
          -------------------------
          L. William Seidman

                               QUEPASA.COM, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                 PAGE
Report of Independent Auditors - KPMG LLP.......................................................................  F-1

Report of Independent Auditors - EKS&H..........................................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999....................................................  F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998......................  F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998............  F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998......................  F-8

Notes to Consolidated Financial Statements...................................................................... F-10

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
quepasa.com, inc.:

We have audited the accompanying consolidated balance sheets of quepasa.com, inc. (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of quepasa.com, inc. as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ KPMG LLP
                                  ---------------------------
                                  KPMG LLP

Phoenix, Arizona
May 8, 2001, except as to the second
   paragraph of Note 10(a) and Note 16 to
   the consolidated financial statements,
   which are as of August 6, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders quepasa.com, inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of quepasa.com, inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
                                 ---------------------------------------
                                 Ehrhardt Keefe Steiner & Hottman PC

February 17, 1999
Denver, Colorado

                                QUEPASA.COM, INC.

                         Consolidated Balance Sheets

                                                                                   DECEMBER 31,
                                                                                      2000              1999
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   3,940,232     $   6,961,592
    Trading securities                                                                2,393,964        22,237,656
    Accounts receivable, net of allowance for doubtful accounts
       of $184,100 and $4,813, respectively                                             242,275           297,170
    Other receivable                                                                    981,870                -
    Forgivable loans                                                                          -           368,042
    Prepaid expenses                                                                    302,242         2,161,494
    Other current assets                                                                158,421                -
                                                                                  -------------     -------------
                   Total current assets                                               8,019,004        32,025,954

Prepaid marketing services                                                                    -        10,120,192
Property and equipment, net                                                             103,244         2,051,103
Assets held for sale                                                                    282,000                     -
Other assets                                                                                  -           153,743
                                                                                  -------------     -------------
                                                                                  $   8,404,248     $  44,350,992
                                                                                  =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $     354,743     $   2,775,347
    Accrued liabilities                                                                 149,344         1,023,984
    Deferred revenue                                                                    202,292            85,417
                                                                                  -------------     -------------
                   Total current liabilities                                            706,379         3,884,748
                                                                                  -------------     -------------
Redeemable common stock                                                                       -         2,000,000

Deferred advertising expense                                                                  -        (1,600,000)

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, no par value  -
       none issued or outstanding                                                             -                 -
    Common stock, authorized 50,000,000 shares; $0.001 par value;
       17,763,291 and 14,536,058 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                          17,763            14,536
    Additional paid-in capital                                                      104,420,534        75,829,202
    Accumulated deficit                                                             (96,740,428)      (35,777,494)
                                                                                  -------------     -------------





                   Total stockholders' equity                                         7,697,869        40,066,244
                                                                                  -------------     -------------
Commitments, contingencies and subsequent events (see notes 2, 7, 8, 10, 11, 13 and 16)

                                                                                  $   8,404,248     $  44,350,992
                                                                                  =============     =============

See accompanying notes to consolidated financial statements.


                                QUEPASA.COM, INC.

                      Consolidated Statements of Operations

                                                                   YEARS ENDED DECEMBER 31,
                                                                   2000              1999              1998
Gross revenue                                             $   2,815,818     $     670,639     $          -
Less commissions                                               (204,070)         (114,395)               -
                                                          -------------     -------------     ------------
                    Net revenue                               2,611,748           556,244                -

Operating expenses:
     Product and content development expenses                 6,431,604         2,319,391          414,873
     Advertising and marketing expenses                      20,854,247        16,735,517          250,419
     General and administrative expenses                      6,576,773        11,539,373        5,799,996
     Amortization of goodwill                                 5,752,002                 -                -
     Asset impairment charges                                24,923,321                 -                -
                                                          -------------     -------------     ------------
                    Total operating expenses                 64,537,947        30,594,281        6,465,288
                                                          -------------     -------------     ------------
Loss from operations                                        (61,926,199)      (30,038,037)      (6,465,288)
                                                          -------------     -------------     ------------
Other income (expense):
     Interest expense                                           (55,119)         (238,858)         (48,994)
     Interest income and other                                1,220,274           855,408            1,054
     Short-term gain on trading securities                        2,820                 -                -
     Unrealized gain (loss) on trading securities              (140,127)          160,124                -
                                                          -------------     -------------     ------------
                    Net other income (expenses)               1,027,848           776,674          (47,940)
                                                          -------------     -------------     ------------
Loss before the cumulative effect of a
     change in accounting principle                         (60,898,351)      (29,261,363)      (6,513,228)

Cumulative effect of a change in accounting
     principle [see note 4(g)]                                  (64,583)                -                -
                                                          -------------     -------------     ------------
                    Net loss                              $ (60,962,934)    $ (29,261,363)    $ (6,513,228)
                                                          -------------     -------------     ------------
Loss per share before the cumulative effect
     of a change in accounting principle and
     net loss per share, basic and diluted                $       (3.52)    $       (2.44)    $      (0.98)
                                                          =============     =============     ============
Weighted average number of shares
     outstanding, basic and diluted                          17,301,729        12,011,088        6,671,052
                                                          =============     =============     ============

See accompanying notes to consolidated financial statements.

                                QUEPASA.COM, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                                                                          ADDITIONAL
                                     COMMON STOCK                           PAID-IN        ACCUMULATED
                                        SHARES            AMOUNT            CAPITAL          DEFICIT            TOTAL
Balances, December 31, 1997           5,680,000        $    5,680     $      (5,660)    $     (2,903)    $      (2,883)

Issuance of common stock and
    stock based compensation          1,420,000             1,420         4,985,294                -         4,986,714
Issuance of common stock in
    conversion of note payable
    ($1.56 per share)                   666,666               667         1,039,113                -         1,039,780
Issuance of common stock in
    conversion of note payable
    ($1.00 per share)                    50,000                50            49,950                -            50,000
Issuance of common stock for
    cash at $3.75 per share, net
    of $641,000 of offering costs     1,259,167             1,259         4,080,030                -         4,081,289
Issuance of compensatory stock
    options to employees                      -                 -           278,750                -           278,750
Net loss                                      -                 -                 -       (6,513,228)       (6,513,228)

Balances, December 31, 1998           9,075,833             9,076        10,427,477       (6,516,131)        3,920,422
                                     ----------        ----------     -------------     ------------     -------------
Issuance of compensatory stock
    options to employees, officers
    and directors                             -                 -         4,401,195                -         4,401,195
Issuance of stock to officers and
    directors                            50,000                50           549,950                -           550,000
Issuance of common stock and
    warrants for advertising and
    marketing services                  650,000               650        10,753,917                -        10,754,567
Issuance of common stock for
    consulting services                  50,000                50           549,950                -           550,000
Proceeds from initial public
offering,
    net of $7,364,000 of              4,000,000             4,000        42,364,300                -        42,368,300
    offering costs
Proceeds from underwriter               600,000               600         6,286,273                -         6,286,873
of offering costs
Proceeds from exercise of common        110,225               110           496,140                -           496,250
stock options




Net loss                                      -                 -                 -      (29,261,363)      (29,261,363)
                                     ----------        ----------     -------------     ------------     -------------
Balances, December 31, 1999          14,536,058            14,536        75,829,202      (35,777,494)       40,066,244

Issuance of common stock in           1,699,561             1,700        20,071,334                         20,073,034
acquisitions                                                                                       -
Issuance of common stock and warrants
    for cash                          1,428,571             1,429         8,070,072                -         8,071,501
Issuance of compensatory stock
    options to employees,                                                    82,184                             82,184
    officers and directors                    -                 -                                  -
Proceeds from exercise of common         99,100                98           367,742                            367,840
stock options                                                                                      -
Net loss                                      -                 -                 -      (60,962,934)      (60,962,934)
                                     ----------        ----------     -------------     ------------     -------------
Balances, December 31, 2000          17,763,290        $   17,763     $ 104,420,534     $(96,740,428)    $   7,697,869
                                     ==========        ==========     =============     ============     =============

See accompanying notes to consolidated financial statements.

                                QUEPASA.COM, INC.

                      Consolidated Statements of Cash Flows


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   2000           1999           1998
Cash flows from operating activities:

    Net loss                                                                $ (60,962,934)  $  (29,261,363)  $  (6,513,228)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Asset impairment charge                                                  24,923,321                -               -
      Depreciation and amortization                                             8,057,249          341,887           6,532
      Loss on sale of computers                                                 3,527,692                -               -
      Stock based compensation                                                     82,184        4,951,195       5,265,364
      Forgiveness of forgivable loans                                             355,474           28,498               -
      Consulting services received in exchange for stock                                -          550,000               -
      Amortization of prepaid advertising                                               -        1,034,375               -
      Amortization of prepaid marketing services                                2,545,820                -               -
      Amortization of deferred advertising                                        766,666                -               -
      Accrued interest on convertible notes payable                                     -                -          39,780
      Short-term gain on trading securities                                        (2,820)               -               -
      Unrealized loss (gain) on trading securities                                140,127         (160,124)              -
      Cumulative effect of change in accounting principle                          64,583                -               -
      Increase (decrease) in cash net of acquisitions resulting from changes in:
        Sale (purchase) of trading securities, net                             19,706,385      (22,077,532)              -
        Accounts receivable                                                        54,895         (297,170)              -
        Deposits receivable                                                             -        1,533,632      (1,533,632)
        Prepaid expenses                                                          684,113       (2,161,494)              -
        Other assets                                                           (6,710,890)        (175,790)         (2,500)
        Accounts payable                                                       (2,524,143)       2,704,125          65,757
        Accrued liabilities                                                      (877,539)       1,021,062           2,922
        Deferred revenue                                                           52,292           21,252          64,165
                                                                            -------------   --------------   -------------
              Net cash used in operating activities                           (10,117,525)     (41,947,447)     (2,604,840)
                                                                            -------------   --------------   -------------
Cash flows from investing activities:

    Forgivable loans                                                                    -                -        (396,540)
    Cash paid for acquisitions                                                   (238,793)               -               -
    Cash received in acquisition                                                  578,730                -               -
    Purchase of property and equipment                                           (241,232)      (2,013,823)       (361,152)
                                                                            -------------   --------------   -------------
              Net cash provided by (used in) investing activities                  98,705       (2,013,823)       (757,692)
                                                                            -------------   --------------   -------------
Cash flows from financing activities:





    Stock subscription receivable                                                       -          125,000       (125,000)
    Net proceeds from private placements                                                -                -      4,081,289
    Proceeds from convertible note payable                                              -                -      1,100,000
    Accrued commissions                                                                 -         (215,233)       215,233
    Stock subscription                                                                  -         (337,500)       337,500
    Proceeds from initial public offering and overallotment, net of offering            -       48,655,173              -
      costs
    Proceeds from exercise of common stock options                                367,840          496,250              -
    Proceeds from issuance of common stock                                      9,000,000                -            100
    Proceeds from draws on line of credit                                          12,289                -              -
    Payments on notes payable                                                  (2,382,669)               -        (50,000)
                                                                              -----------      -----------     ----------
              Net cash provided by financing activities                         6,997,460       48,723,690      5,559,122
                                                                              -----------      -----------     ----------
Net increase (decrease) in cash and cash equivalents                           (3,021,360)       4,762,420      2,196,590

Cash and cash equivalents, beginning of year                                    6,961,592        2,199,172          2,582
                                                                              -----------      -----------     ----------
Cash and cash equivalents, end of year                                        $ 3,940,232      $ 6,961,592     $2,199,172
                                                                              ===========      ===========     ==========
Supplemental statement of cash flow information - interest paid               $    55,003      $   238,858     $   48,994
                                                                              ===========      ===========     ==========
Supplemental disclosure of non-cash financing and investing activities:

    Stock and warrants issued in exchange for advertising and marketing
    services                                                                  $         -      $12,755,000     $        -
                                                                              ===========      ===========     ==========
    Convertible notes converted into common stock                             $         -      $         -     $ 1,090,000
                                                                              ===========      ===========     ==========
    Barter transactions                                                       $ 1,291,201      $   119,000     $        -
                                                                              ===========      ===========     ==========
    Sale of computers in exchange for receivable                              $   981,870      $         -     $        -
                                                                              ===========      ===========     ==========
    Acquisitions through balance of stock and notes payable and assumption
    of liabilities                                                            $22,549,853      $         -     $        -
                                                                              ===========      ===========     ==========
    Write-off of prepaid advertising due to return of redeemable
      common stock and cancellation of installation payment                   $ 2,500,000      $         -     $        -
                                                                              ===========      ===========     ==========


See accompanying notes to consolidated financial statements.

                                QUEPASA.COM, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)    THE COMPANY

       quepasa.com, inc. (the "Company" or quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a Bilingual Internet portal and on-line community focused on the United States Hispanic market. quepasa offers a number of services in both Spanish and English such as a search engine, news feeds, chat, games, maps, message boards and free e-mail. The Company's portal draws viewers to its website by providing a one-stop destination for identifying, selecting and accessing resources, services, content and information on the Web. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

       During 1998, the Company changed its name from Internet Century, Inc. to quepasa.com, inc.

(2)    LIQUIDITY AND ASSET IMPAIRMENT CHARGE

       The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since inception and has an accumulated deficit of $96.7 million through December 31, 2000. During 2000, the Company actively pursued the sale of its assets as well as responded to numerous inquiries from interested parties. On
       December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company can be achieved resulting from the Company's inability to execute its business plan or to develop a revenue stream to support the carrying value of its assets. By April 30, 2001, the Company downsized its workforce to three individuals, disposed of certain assets, and reduced its long-term commitments. While management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate through the second quarter of 2002, management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities. Subsequent to year-end, the Company executed an agreement to merge with an unrelated entity (see note 16). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       While management continued to develop and support its websites and pursue its original business plan, the Company continued to amortize its goodwill through November 30, 2000. As a result of the Board of Directors' decision on December 27, 2000 to liquidate and sell the Company's assets, and because the Company has been unable to develop a revenue stream to support the carrying value of its long-lived and intangible assets, the Company performed an impairment analysis of all long-lived assets and its identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. The fair value of the long-lived assets and its identifiable intangibles was determined to approximate $385,000. As a result, the Company recorded a $24.9 million impairment charge related to such assets as follows: goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and property and equipment - $1.1 million representing the excess carrying value over sale proceeds. In addition, the Company recorded a $3.5 million loss on the sale of computer promotions inventory, which is included in advertising and marketing expenses at December 31, 2000 (see note 3).

(3)    SIGNIFICANT TRANSACTIONS AND WORKFORCE REDUCTIONS

       On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to the Company. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2). The results of operations of credito.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

       On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of the Company's common stock valued at $14.09 per share, and assumption of a $1.25 million promissory note. The note payable was due on January 28, 2002 and had a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years. This note was paid in full on May 8, 2000. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced on December 20, 1999. Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the seller pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition. The contingencies were not met, and consequently, these shares were returned to quepasa subsequent to year-end and cancelled. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2). The results of operations of eTrato.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

       On March 9, 2000, the Company acquired RealEstateEspanol.com, (REE) a real estate services site providing the Hispanic-American community with bilingual home buying services, for an aggregate purchase price of $3.3 million, consisting of 335,925 shares of the Company's common stock for $8.83 per share and assumption of $300,000 in debt which was paid immediately following the closing of the acquisition. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending RealEstateEspanol.com's achievement of gross revenue targets within 12 months of the date of the agreement. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced. RealEstateEspanol.com did not meet the agreed-upon targets contingent to the seller receiving the shares of common stock held in escrow, and consequently, these shares were returned to quepasa and cancelled subsequent to year-end. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liability assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $2.4 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2). The results of operations of RealEstateEspanol.com have been included in the accompanying statement of operations for 2000 from the acquisition date.

       The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999. Amortization of goodwill related to the acquisitions of credito.com, eTrato.com, and RealEstateEspanol.com has been recorded for the period of inception, August 17, 1999, June 16, 1999, and August 30, 1999, respectively, through December 31, 1999 based on an estimated useful life of 3 years. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective on January 1, 1999, including $6,425,000 and $3,139,000 amortization of goodwill in 2000 and 1999, respectively, (in thousands, except per share amounts):


                                                      YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                    2000               1999
                                                --------------     -------------
                                                           (Unaudited)
      Gross revenue                             $       2,816      $         671
      Net revenue                                       2,612                556
      Operating expenses                               65,494             33,927
      Net loss                                         61,919            (32,602)
      Net loss per share, basic and diluted             (3.58)             (2.71)

       On March 30, 2000, Gateway, Inc. invested $9.0 million in exchange for 1,428,571 shares of common stock, which represented 7.6% of quepasa's outstanding common stock. The amount attributable to common stock and additional paid-in capital was $7,685,712, the value of the 1,428,571 shares of common stock on the date issued ($5.38 per share). Additionally, quepasa granted a 60-day warrant to acquire 483,495 shares of common stock at $7 per share. The warrants were valued at approximately $386,000 using the Black Scholes option-pricing model. The assumptions used for the Gateway warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 147%, and expected life of two months. In the event there was a change in ownership of quepasa in excess of 30% prior to September 30, 2000, and for a price per share less than $7.00, Gateway had a right to be reimbursed for the differential in the per share amount. quepasa also committed itself to use a substantial portion of the proceeds of Gateway's investment to further its community and educational initiative program, which included distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa's subscribers. The Company purchased $5.8 million of computers, net of $928,500 of a volume purchase discount, pursuant to this agreement to be used for promotional activities. The Company took title to the computers upon the close of the transaction. Since the Company had no warehousing facilities, the computers were segregated from Gateway's inventory in third party warehouse locations and the Company was responsible for the payment of warehouse storage charges. These computers were expensed as donated.

       In the fourth quarter of 2000, the Company halted virtually all promotional activities to conserve cash. In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss (see note 2). The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities. However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing. Virtually all promotional activities were halted in order to conserve cash. Only a small number of the computers had been used in promotional activities at that time. In the fourth quarter of 2000, the Company's Board of Director's instructed management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above.

       At December 31, 2000, the Company had $158,421 of computer inventory remaining, which was included in other current assets. This inventory was donated to NAHREP and expensed in the first quarter of 2001 (see note 7).

       In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement were renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final cash installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. The Company recognized $2.3 million and $1.2 million of amortization in relation to the Estefan agreement during 2000 and 1999, respectively, in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed [see note 12(f) for expanded discussion].

       During 2000, the Company reduced its workforce as part of management's effort to enhance the Company's competitive position, utilize its assets more efficiently, and conserve remaining cash. The Company recognized $683,000 in employee severance and termination costs for the year ended December 31, 2000, relating to the reduction in the workforce of approximately 69 employees, which is classified as follows: $300,000 in production and content development expense, $152,000 in sales and marketing, and $231,000 in general and administrative expenses. As of December 31, 2000, all employee severance and termination costs incurred in 2000 had been paid.

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    USES OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (b)    RECLASSIFICATIONS

              Certain reclassifications have been made to prior year financial statement amounts to conform to the current year presentation.

       (c)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of quepasa and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (d)    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

              Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During 2000, one customer accounted for 16% of gross revenue. During 1999, two customers accounted for 21% and 12% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenues.

       (e)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include cash on hand and highly liquid debt instruments with original maturities of three months or less.

       (f)    SECURITIES

              The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading securities at December 31, 2000 and 1999 consist of corporate debt securities.

              Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses for trading securities are included in operations and are derived using the specific identification method for determining the cost of securities. All securities held at December 31, 2000 and 1999 are categorized as trading.

       (g)    REVENUE RECOGNITION

              The Company's revenue is derived principally from the sales of banner advertisements and sponsorships. The Company sells banner advertising primarily on a cost-per-thousand impressions, or "CPM" basis, under which advertisers and advertising agencies receive a guaranteed number of "impressions," or number of times that an advertisement appears in pages viewed by users of the Company's website, for a fixed fee. The Company's contracts with advertisers and advertising agencies for these types of contracts cover periods ranging from one to twelve months. Advertising revenue is recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company's website are recorded as deferred revenue.

              The Company also derives revenue from the sale of sponsorships for certain areas or a sponsorship exclusivity for certain areas within its website. These sponsorships are typically for periods up to one year. Prior to the adoption of Staff Accounting Bulletin
              (SAB) 101, the Company recognized revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g., co-branded website), to the extent that actual costs were incurred. The balance of the sponsorship was recognized ratably over the period of time of the related agreement. The Company adopted SAB 101 in the fourth quarter of 2000. As such, the Company records initial setup fees as deferred revenue and recognizes the fee over the term of the related agreement. In connection with the adoption of this principle, the Company recorded a $64,583 cumulative effect of change in accounting principle, net loss increased $87,709 for the year ended December 31, 2000 and deferred revenue of $152,292 was recorded as of December 31, 2000. Payments received from sponsors prior to displaying their advertisements on the Company's website are recorded as deferred revenue. The pro forma effect of retroactive application on the results of operations for the years ended December 31, 2000, 1999 and 1998, follows:

                                           2000                1999                1998
                                   -----------------   -----------------   ------------------
Net loss:
    As reported                    $     (60,963,000)  $     (29,261,000)  $      (6,513,000)
    Pro forma                      $     (60,898,000)  $     (29,326,000)  $      (6,513,000)

Net loss per share:
    As reported                    $           (3.52)  $           (2.44)  $           (0.98)
    Pro forma                      $           (3.52)  $           (2.44)  $           (0.98)


              The Company also derives revenue from slotting fees, set-up fees and commissions. Slotting fees revenue is recognized ratably over the period the services are provided. Setup fee revenue is recognized during the initial setup to the extent that direct costs are incurred. The remaining revenue derived from setup fees is deferred and amortized ratably over the term of the applicable agreement. Commission revenue related to X:Drive is recognized in the month in which a new account is established (i.e., services are provided). Commission revenue and expenses related to Net2Phone are recognized during the month in which the service is provided.

              The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's website. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the years ended December 31, 2000, 1999 and 1998, revenue and related expenses attributable to reciprocal services totaled approximately $1,291,000, $119,000 and $0, respectively.

              In November 1999, the EITF commenced discussions on EITF No. 99-17, ACCOUNTING FOR ADVERTISING BARTER TRANSACTIONS, concluding that revenue and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. In evaluating "similarity," the Company ensured reasonableness of the target market, circulation, timing, medium, size, placement, and location of the advertisement. In cases where the total dollar amount of barter revenue exceeded the total amount of the "similar" cash transaction, the total barter amount was capped at the lower cash amount. EITF No. 99-17 was effective and was applied prospectively to all transactions occurring after January 20, 2000.

       (h)    COMPUTER PROMOTIONS INVENTORY

              Computer promotions inventory is recorded at cost and included in other current assets. The computer promotions inventory is charged to expense on an individual basis as each computer is donated.

       (i)    PROPERTY AND EQUIPMENT

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

       (j)    PRODUCT AND CONTENT DEVELOPMENT

              Costs incurred in the classification and organization of listings within the Company's website are charged to expense as incurred. In accordance with SOP 98-1, material software development costs, costs of development of new products and costs of enhancements to existing products incurred during the application development stage are capitalized. Based upon the Company's product development process, and the constant modification of the Company's website, costs incurred by the Company during the application development stage have been insignificant.

              In March 2000, EITF No. 00-02, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS, was issued which addresses how an entity should account for costs incurred in website development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF 00-02 was effective on and after June 30, 2000 although early adoption was encouraged. The adoption of EITF No. 00-02 did not have a material impact on the Company's consolidated financial statements.

              Pursuant to Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, the Company capitalized certain material development costs incurred during the acquisition development stage, including costs associated with coding, software configuration, upgrades and enhancements.

       (k)    INCOME TAXES

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

       (l)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value of the assets less costs to sell. During 2000, the Company recognized an impairment charge of $24.9 million (see note 2).

       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, other receivable, forgivable loans, accounts payable, and accrued liabilities approximates fair value because of the short term nature of the instruments.

       (n)    STOCK-BASED COMPENSATION

              The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion
              No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

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

       (o)    NET LOSS PER SHARE

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

       (p)    ADVERTISING COSTS

              Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". Advertising costs for the years ended December 31, 2000, 1999 and 1998 totaled $9,768,000, $15,884,000 and $132,000, respectively.
              The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

       (q)    SEGMENT REPORTING

              The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segment. The Company's one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company's initial focus is on the U.S. Hispanic market, with substantially all of the Company's assets in and revenues originating from the United States.

(5)    TRADING SECURITIES

       A summary of cost and estimated fair values of trading securities as of December 31, 2000 and 1999 follows:


                                                            UNREALIZED          UNREALIZED            MARKET
                                           COST                GAINS              LOSSES               VALUE
                                   ------------------  ------------------   ------------------  -------------------
2000:

    Corporate debt securities      $        2,534,091  $                -   $          140,127  $        2,393,964
                                   ==================  ==================   ==================  ===================
1999:

    Corporate debt securities      $       22,077,532  $        160,124     $                -  $       22,237,656
                                   ==================  ==================   ==================  ===================



       Proceeds from the sale of trading securities were $105,856,000 and $105,895,000 in 2000 and 1999, respectively. Realized gains totaled $2,820, $0 and $0 during 2000, 1999 and 1998, respectively.

(6)    BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                                                 DECEMBER 31,
                                                               ------------------------------------------------
                                                                         2000                   1999
                                                               ---------------------  -------------------------
Prepaid expenses:
    Prepaid advertising                                        $                   -  $               1,516
    Prepaid consulting                                                             -                      4
    Prepaid insurance                                                            240                    390
    Prepaid maintenance                                                            3                     90
    Prepaid content                                                                -                     58
    Other prepaid expenses                                                        59                    103
                                                               ---------------------  -------------------------
                                                               $                 302  $               2,161
                                                               =====================  =========================





Property and equipment:
    Computer equipment and software                            $                  72  $               1,874
    Furniture, fixtures, equipment and other                                       7                    367
    Leasehold improvements                                                        97                    147
                                                               ---------------------  -------------------------
                                                                                 176                  2,388
    Less accumulated depreciation and amortization                               (73)                  (337)
                                                               ---------------------  -------------------------
    Property and equipment                                     $                 103  $               2,051
                                                               =====================  =========================
Accrued liabilities:
    Payroll taxes withheld                                     $                  14  $                   2
    Advertising                                                                    -                    762
    Accrued vacation                                                              51                     77
    Prizes payable                                                                 -                     15
    Other accrued expenses                                                        84                    168
                                                               ---------------------  -------------------------
                                                               $                 149  $               1,024
                                                               =====================  =========================

(7)    SPONSORSHIP FEE

In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers.

The carrying value of the website, approximately $27,000, was expensed in the second quarter of 2001. The $100,000 of sponsorship fees collected in 2000 was amortized over six months commencing October 1, 2000 with $50,000 of deferred revenue remaining as of December 31, 2000. The 200 computers remaining in inventory on December 31, 2000 were donated to NAHREP in 2001 and expensed in the first quarter of 2001.

(8)    LEASES

       OPERATING LEASES

       The Company entered into a three and one-half year lease agreement for its corporate offices commencing June 1, 1999. The monthly lease payments range from $24,341 to $26,000. The lease expires November 30, 2002. In addition, in connection with its previous headquarters location, the Company has a 3-year lease agreement for offices in Las Vegas, NV. The lease payments range from $1,732 to $1,771 per month and the lease expires on August 14, 2001.

       Future minimum rental payments under non-cancelable operating and equipment leases are as follows:

      Years ending December 31,
                2001              $             342,000
                2002                            287,000
                                  ---------------------
                                  $             629,000
                                  =====================


       Facilities and equipment lease expense for the years ended December 31, 2000, 1999 and 1998 was $391,000, $311,000 and $45,000, respectively. As a result of the reduction in the Company's workforce and change in the business strategy, the Company has executed an agreement with its landlord to terminate its office lease for all office space in its current headquarters location (see note 16).

(9)    INCOME TAXES

       No provision for federal and state income taxes has been recorded as the Company has incurred significant net operating losses from inception through December 31, 2000. Sources of deferred tax assets and their tax effects follows:


                                                                                DECEMBER 31,
                                                               --------------------------------------------
                                                                        2000                   1999
                                                               ---------------------  ---------------------
    Net operating loss carryforwards                           $          21,038,000  $          10,535,000
    Nondeductible expenses                                                   841,000                (79,000)
    Other                                                                          -                255,000
                                                               ---------------------  ---------------------
    Gross deferred tax assets                                             21,879,000             10,711,000
    Valuation allowance                                                  (21,879,000)           (10,711,000)
                                                               ---------------------  ---------------------
                                                               $                  -   $                   -
                                                               =====================  =====================


       The allowance for deferred tax assets as of December 31, 2000 and 1999 was $21,879,000 and $10,711,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $11,168,000 and $9,066,000, respectively. The Company believes sufficient uncertainty exists regarding the realization of the tax assets such that a full valuation allowance is appropriate.

       At December 31, 2000, the Company had approximately $52,594,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. These carryforwards begin to expire in 2018 and 2019. The Company has approximately $52,594,000 of state net operating loss carryforwards for tax reporting purposes, which begin to expire in 2002. Due to the frequency of equity transactions within the Company, it is likely the use of the net operating loss carryforwards will be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized.

(10)   COMMITMENTS

       (a)    EMPLOYMENT AGREEMENTS

              The Company has entered into employment and other agreements with many of its employees and all of its executive officers and non-employee directors. Under the terms of the employment agreements with its employees, the Company and the other parties thereto agreed to various provisions relating to base salary, forgivable loans and severance and bonus arrangements. The Company recognized the forgivable loans ratably as expense over the full loan period, or earlier, if the loan is forgiven on the date of the particular employee's termination of employment with the Company, according to such employee's employment agreement.

              In the event of a change of control or liquidation, the Company may be required to pay up to a maximum of $1.2 million in severance payments under the Company's existing employment agreements with its remaining officers and other agreements with its non-employee directors as follows:

              Pursuant to the pending merger agreement with Great Western Land and Recreation, Inc., Gary L. Trujillo and Robert J. Taylor will be terminated at the closing thereof, triggering certain severance obligations of the Company. Under Taylor's employment agreement, Taylor's employment terminates on its own terms on March 8, 2002, but the Company may terminate his employment for any reason, with or without cause. If the Company terminates Taylor's employment without cause before the end of Taylor's employment term, the Company is required to pay Taylor a severance payment in the amount of $100,000, which payment is due and payable immediately upon termination. In addition, all of Taylor's 193,334 unvested options will become fully vested and exercisable upon the closing of the merger. Trujillo's employment terminates on its own terms on April 26, 2004, and the Company may not terminate his employment without cause. Trujillo has agreed to terminate his employment with the Company at the merger closing in exchange for a discounted lump sum payment of the compensation due him over the remaining term of his agreement. Trujillo will receive up to approximately $850,000 in connection with the termination of his employment agreement. That amount will be reduced by any monthly salary payments made to Trujillo. In addition, all of Trujillo's 286,111 unvested options will become fully vested and exercisable upon the closing of the merger.

              A change of control in the Company will also trigger a cash payment due to the Company's non-employee directors. As of March 2001, the Company agreed to pay each non-employee director a payment of $50,000 for past and current services, payable only upon any change of control in or liquidation of the Company. In addition, 200,000 unvested options previously granted to the non-employee directors with an exercise price of $0.15 per share will become fully vested and exercisable.

       (b)    ADVERTISING CONTRACTS

              In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). The Chief Operating Officer of Telemundo served as director of the Company through January, 2001 (see note 16). Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock exercisable up to and including June 25, 2001 at $14.40 per share (see notes 12 and 16). In exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. After completion of the IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo. The fair value of the transactions was measured and based on the fair value of the common stock issued at the Company's IPO price of $12.00 per share plus $2,920,192 assigned to the warrant based upon the Black-Scholes pricing model using a 50% volatility rate. The Company began amortizing the $5.0 million advertising credit on January 1, 2000, after a cash purchase from Telemundo of $1.0 million in advertising services in 1999. The remaining balance of prepaid marketing services of $5,120,192 is amortized over the term of the agreement (5 years), resulting in expense of $1,707,000 for the year ended December 31, 2000. This agreement also provides (1) that the parties will collaborate regarding online content development, co-branded marketing promotions, and other complementary aspects of its business, (2) that the parties will cross-link each other's websites, and (3) exclusivity provisions for a period of six months. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the Company wrote off the unamortized $7.6 million remaining prepaid marketing services as of December 31, 2000 (see note 2).

              In April 1999, the Company issued 50,000 shares of its common stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000. The value of the stock and the related advertising costs were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date (December 31, 1999). The advertising costs were amortized on a straight-line basis over the full term of the contract as the services were performed ratably over the period. In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement was amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 through October 2000. The agreement continued on a month-to-month basis with payments totaling $437,000 through December 2000 when it was terminated.

              During 2000 and 1999, the Company was a party to a sponsorship agreement with the Arizona Diamondbacks major league baseball team. A director of the Company serves as the Arizona Diamondbacks' Chief Executive Officer and General Manager. Under this agreement, the Company received English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for an annual sponsorship fee of $1.5 million which was payable in cash during each season. This agreement was not renewed for the 2001 season. The $1.5 million annual sponsorship fee was recognized as expense ratably over the 2000 and 1999 baseball seasons.

       (c)    INTERNET ACCESS AGREEMENT

              On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. (NetZero), where it provided free internet access along with the Company's content to the U.S. Hispanic market. According to the terms of this agreement, the Company was obligated to pay a fee for their subscribers who accessed the Company's website. This fee ranged from $.10 to $.15 per user session (user session fees). The Company was also committed to spend at least $1.0 million for the production and distribution of CD's containing the customized NetZero service. In addition, according to the terms of the agreement, the Company made a $1.0 million advance payment which was applied against future user session fees incurred by the Company. The Company was obligated to maintain an advance payment amount each month equal to at least 125% of the amount due the prior month for such user session fees. The user session fees and the production and distribution costs for the CD's were expensed as incurred. The Company had no advance payments with NetZero as of December 31, 2000. As of December 31, 2000, all obligations were met and the agreement was terminated.

       (d)    CONTENT

              During 2000, 1999 and 1998, the Company had various agreements with third parties to provide content to the Company's website and incurred license fee expense of $815,000, $227,000 and $104,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Subsequent to year-end, the Company paid $41,000 to terminate all content development agreements.

(11)   CONTINGENCIES

       In February 2001, the Company initiated arbitration against Telemundo to defend the enforceability of an agreement between us, and submitted a damages claim for $4.3 million, plus reasonable attorneys' fees and costs. Alleging that the Company breached the agreement by failing to develop and maintain the Telemundo website, Telemundo asserted a damages claim in the arbitration for $655,000, plus reasonable attorneys' fees and costs.
       The Company does not believe that it has breached the agreement and intends to vigorously assert its rights thereunder, particularly its right to use or transfer any unused advertising credits. A hearing date for the arbitration has been set for October 1, 2001. While the Company believes it will be successful in the arbitration proceeding, there can be no assurance that it will succeed. Accordingly, the accompanying financial statements do not include a provision for loss, if any, resulting from the ultimate outcome of this matter.

       The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(12)   STOCKHOLDERS' EQUITY

       (a)    CONVERTIBLE NOTE PAYABLE

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

              In July 1998, the Company issued $1,000,000 of convertible debt. The convertible debt accrued interest at 12% per annum and was payable on the earlier of May 31, 2000 or at the closing date of the Company's initial public offering. The Company had the right to convert unpaid principal plus any accrued interest into 666,666 shares of common stock at any time during the term of the notes. The Company believes this conversion feature was based on the fair market value of the common stock on the date of issuance. In November 1998, the notes and accrued interest of $39,780 were converted into 666,666 shares of the Company's common stock.

       (b)    PRIVATE PLACEMENT

              During November and December of 1998, the Company issued 1,259,167 shares of common stock in a private placement for cash at $3.75 per share. The Company received proceeds of $4,081,289 net of related costs of $640,587. In January 1999, $125,000 of the proceeds were received and were reflected as stock subscription receivable as of December 31, 1998.

              During December 1998, the Company received excess proceeds of $337,500 with respect to these private placements. These amounts were refunded upon the investor's request in January 1999.

       (c)    COMMON STOCK ISSUED IN EXCHANGE FOR ADVERTISING

              In April 1999, the Company issued 600,000 shares of common stock valued at $7.2 million and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share to Telemundo in exchange for a television advertising credit valued at $5.0 million and other marketing services. The warrant was valued at $2,920,192 using the Black-Scholes option-pricing model. The $5.0 million advertising credit as of December 31, 1999, is included in prepaid marketing services on the balance sheet. Since the Company's Board of Directors approve the development of a plan of liquidation and sale of its assets in December 2000 and since the Company has not been able to develop a revenue stream to support the carrying value of its long-lived and intangible assets, the Company reviewed long-term assets and identifiable intangibles for impairment as of December 31, 2000. Consequently, the Company wrote off the $7.6 million remaining prepaid marketing services to zero as of December 31, 2000 (see note 2).

              Also in April of 1999, the Company issued 50,000 shares of common stock to Garcia/LKS in exchange for advertising services valued at $634,000 [see note 10(b)].

       (d)    INITIAL PUBLIC OFFERING

              On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its common stock. Net proceeds to the Company aggregated approximately $42,400,000. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares with net proceeds aggregating approximately $6,300,000.

       (e)    REDEEMABLE COMMON STOCK - SPOKESPERSON AGREEMENT

              In September 1999, the Company entered into a $6,000,000 agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan was to act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States concert tour. The terms of the agreement required the payment of $2,000,000 upon signing the agreement, $2,000,000 to be paid in fiscal year 2000 and issuance of 156,863 shares of redeemable common stock valued at $2,000,000 ($12.75 per share). The value of the stock and the related advertising costs were originally determined by an independent third party and were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date. If the closing price of the Company's common stock on September 1, 2000 was less than $12.75 per share, Estefan would have the option to return the stock to the Company in exchange for $2,000,000 cash (put option). If Estefan sells its shares of common stock of the Company for more than $18.75 per share, it was obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million). Amounts related to this original contract were recorded as prepaid expense, redeemable common stock and deferred advertising expense and were being amortized on a straight-line basis over the term of the contract. In June 2000, the United States Concert Tour was cancelled and the original terms of the agreement with Estefan were renegotiated. The revised agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final $500,000 cash installment. The Company recognized $2,300,000 and $1,200,000 of amortization expense in 2000 and 1999, respectively, in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed, in part, against deferred advertising expense.

       (f)    OUTSTANDING WARRANTS

              As of December 31, 2000 and 1999, the Company had outstanding warrants for the purchase of 2,081,818 and 1,400,000 common shares of our common stock, respectively. The holders of the outstanding warrants as of December 31, 2000 are as follows: 681,818 contingent warrants held by Verde Capital Partners LLC and Verde Reinsurance Company, Ltd. (Verde) (see note 3), 1,000,000 warrants held by Telemundo with a strike price of $14.40 per share and 400,000 warrants held by Cruttenden Roth with a strike price of $19.80 per share. The holders of the outstanding warrants as of December 31, 1999 were as follows: 1,000,000 warrants held by Telemundo with a strike price of $14.40 per share and 400,000 shares held by Cruttenden Roth with a strike price of $19.80 per share. The Verde warrants were contingent on certain performance objectives to be met by credito.com. As the agreed-upon targets were not met, the Verde warrants were returned to quepasa and cancelled subsequent to year-end. Similarly, the Telemundo warrants expired unexercised on June 25, 2001 (see note 16). The Company accounted for the Telemundo and Cruttenden Roth warrants as prepaid marketing services and a net entry to additional paid-in capital, respectively. The Telemundo and Cruttenden Roth warrants were valued at $2,920,000 and $1,732,000, respectively, on the date of grant using the Black-Scholes option-pricing model. The assumptions used for the Telemundo warrants are as follows: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 50%, and expected life of two years. The assumptions used for the Cruttenden Roth warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 50%, and expected life of five years.

       (g)    PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS

              During 2000 and 1999, current and former employees and directors exercised common stock options for the purchase of shares of the Company's common stock. The proceeds from these issuances totaled $368,000 and $496,000 during 2000 and 1999, respectively.

       (h)    STOCK SPLIT

              In October 1998, the Company's Board of Directors authorized a 284 for one stock split. The consolidated financial statements have been presented as if the split had occurred at inception.

(13)   LOSS PER SHARE

       A summary of the reconciliation from basic loss per share to diluted loss per share follows for the years ended December 31, 2000, 1999 and 1998:


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------------
                                                                                      2000            1999                1998
                                                                                -------------   -------------    -------------------
                   Loss before the cumulative effect of a change in
                     accounting principle                                       $ (60,898,351)  $ (29,261,363)   $     (6,513,228)
                                                                                ==============  ==============   ===================
                   Net loss                                                     $ (60,962,934)  $ (29,261,363)   $     (6,513,228)
                                                                                ==============  ==============   ===================
                   Basic EPS-weighted average shares outstanding                   17,301,729      12,011,088           6,671,052
                                                                                ==============  ==============   ===================
                   Basic and diluted loss per share before the cumulative
                     effect of a change in accounting principle and basic
                     and diluted net loss per share                             $       (3.52)  $       (2.44)   $          (0.98)
                                                                                ==============  ==============   ===================
                   Stock options not included in diluted EPS since                  2,823,785       2,987,000             215,000
                     antidilutive
                                                                                ==============  ==============   ===================
                   Warrants not included in diluted EPS since antidilutive          2,081,818       1,400,000                   -
                                                                                ==============  ==============   ===================

       Contingent shares not included in basic and diluted EPS total 930,652, 0 and 0 for the years ended December 31, 2000, 1999 and 1998, respectively. Warrants to purchase 1,681,818 shares of the Company's common stock (see note 16) and approximately 1,081,000 stock options have expired subsequent to December 31, 2000.

(14)   STOCK OPTION PLAN AND EMPLOYEE COMPENSATORY STOCK

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

       During May 1998, the Company issued 1,420,000 shares of common stock to Michael Silberman, then an officer of the Company. 296,492 of those shares of common stock were issued to Mr. Silberman in error, and at the Company's request, he transferred those shares to an outside advisor. Also during May 1998, Jeffrey S. Peterson, the Company's then Chairman and Chief Executive Officer, transferred 3,566,714 existing shares to several employees and outside advisors. The fair market value of the common stock on the date of these issuances was determined to be $1.00 based on the issuance of convertible debt in May of 1998, which was convertible into common stock at $1.00 per share. Approximately $5.0 million in compensation expense is reflected in the December 31, 1998 financial statements as a result of these transactions.

       Stock based compensation totaled $82,184, $4,951,195 and $5,265,364 for the years ended December 31, 2000, 1999 and 1998, respectively. Stock based compensation for the year ended December 31, 2000, was classified in production and content development expense. Stock based compensation for the year ended December 31, 1999, was classified as follows: $200,372 to production and content development expense, $61,012 to advertising and marketing expense, and $4,689,793 to general and administrative expense. Stock based compensation for the year ended December 31, 1998, was primarily allocated to general and administrative expense.

       Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts presented below:


                                                                     YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                          2000                1999                 1998
                                                    --------------     ---------------      ---------------
    Net loss:
      As reported                                    (60,962,934)        (29,261,363)          (6,513,228)
      Pro forma                                      (66,094,658)        (36,036,997)         (11,434,405)

    Basic and diluted net loss per share:

      As reported                                    $     (3.52)       $      (2.44)        $      (0.98)
      Pro forma                                            (3.82)              (3.00)               (1.71)


       For purposes of SFAS 123, pro forma net loss and pro forma net loss per share, the fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions: 2000 - expected life of three years, expected volatility of 186%, risk-free interest rate of 5.0% and a 0% dividend yield; 1999 - expected life of five years, expected volatility of 61%, risk-free interest rate of 5.52% and a 0% dividend yield; 1998 - expected life of five years, 67% weighted average volatility, risk-free interest rate of 6% and a 0% dividend yield. The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2000, 1999 and 1998 were $7.91, $5.91 and $2.63, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

       Summarized information relating to the stock option plan follows:


                                                                            WEIGHTED
                                                   COMMON                   AVERAGE
                                                   STOCK                    EXERCISE
                                                  OPTIONS                    PRICE
                                                ------------               ----------
    Outstanding, December 31, 1997                        -                      -
      Granted                                       215,000                 $ 2.45
                                                ------------               ----------
    Outstanding, December 31, 1998                  215,000                   2.45
      Granted                                     3,065,500                   9.03
      Exercised                                   (110,225)                   5.44
      Cancelled or forfeited                      (183,275)                   5.15
                                                ------------               ----------
    Outstanding, December 31, 1999                2,987,000                   8.92
      Granted                                     1,151,813                   8.84
      Exercised                                    (99,100)                   3.71
      Cancelled or forfeited                    (1,215,928)                  10.63
                                                ------------               ----------
    Outstanding, December 31, 2000                2,823,785                 $ 8.35
                                                ------------               ----------
                                                ------------               ----------
    Exercisable, December 31, 2000                1,444,149                 $ 8.00
                                                ------------               ----------
                                                ------------               ----------



       A summary of the stock options granted at December 31, 2000 follows:


                                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                                                        WEIGHTED-
                                                        AVERAGE
                                       NUMBER           REMAINING      WEIGHTED-AVERAGE       NUMBER       WEIGHTED-AVERAGE
                 RANGE OF            OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE        EXERCISE
             EXERCISE PRICES        AS OF 12/31/00         LIFE             PRICE          AS OF 12/31/00       PRICE
            ----------------        --------------     ------------    ----------------    --------------  ----------------
             $ 0.00 - $ 1.85               52,500          5.7             $ 1.36              37,500           $ 1.50
             $ 5.55 - $ 7.40              635,000          6.7             $ 7.02             500,000           $ 7.00
             $ 7.40 - $ 9.25            1,478,950          6.0             $ 8.05             617,899           $ 7.88
             $ 9.25 - $11.10              368,334          4.4             $10.29             178,334           $10.26
             $11.10 - $12.95              289,001          6.5             $11.63             110,416           $11.68
                                    --------------     ------------    ----------------    --------------  ----------------
                                        2,823,785          6.0             $ 8.35           1,444,149           $ 8.00
                                    --------------     ------------    ----------------    --------------  ----------------
                                    --------------     ------------    ----------------    --------------  ----------------



(15)   RELATED PARTY TRANSACTIONS

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

       In July 1998, the Company loaned Mr. Peterson $100,000 pursuant to his employment agreement. The Company agreed that if Mr. Peterson was employed by the Company on April 1, 1999 the loan would be forgiven, which subsequently occurred. The loan bore interest at 10% per annum. Similar loans were made to several other of our officers including our Chief Executive Officer, Gary L. Trujillo, to whom the Company loaned $100,000. Mr. Trujillo's loan bore interest at 10% per annum with 50% of the loan forgiven in October 1999 and the remaining 50% in April 2000.

       In March 1999, The Monolith Limited Partnership, a former principal stockholder, sold 216,436 shares of our common stock at $7.00 per share and loaned the Company $2.0 million for working capital. The loan bore interest at 12% per annum through June 1999 and then 14% per annum through March 2001 and was repaid with a portion of the proceeds of the initial public offering. Interest expense totaled $80,685 for the year ended December 31, 1999.

       In March 1999, Mr. Peterson sold 446,000 shares of our common stock, comprised of 396,000 shares at $7.00 per share and 50,000 shares at $6.00 per share, to a group of investors, including 25,000 shares sold to each of Jerry J. Colangelo and Edwin C. Lynch both of who subsequently became directors. Mr. Peterson agreed to loan the Company up to $3.0 million of the proceeds from the sale of his common stock at any time prior to the completion of the offering to be used by the Company for working capital. The loans bore monthly interest of 12% per annum for four months and then 14% per annum for the next 20 months, at which time each loan would become due. Interest expense totaled $158,173 for the year ended December 31, 1999. All loans from Mr. Peterson were paid in full during 1999.

       In April 1999, the Company issued 25,000 shares of common stock in exchange for consulting services provided by Southwest Harvard Group, a company owned by Mr. Trujillo, who subsequently became our Chairman and Chief Executive Officer that same month. The shares were valued at the fair market value of common stock at the date of issuance which was determined to be $11 per share based on the most recent similar transactions. The total cost of the common stock of $275,000 and related expenses were recorded in the month the services were performed.

       In April 1999, the Company issued 50,000 shares of its common stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000 (see note 10). In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement was amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 through October 2000. The agreement continued on a month-to-month basis with payments totaling $437,000 through December 2000 when it was terminated.

       In April 1999, the Company granted the Chairman and Chief Executive Officer options to purchase up to 350,000 shares of common stock exercisable at $7 per share, all of which vested immediately. Approximately $1.4 million of compensation expense was recorded for the year ended December 31, 1999 as a result of this transaction.

       In April 1999, the Company issued 50,000 shares of common stock to the Chairman and Chief Executive Officer. Additionally, the Company's former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer. As a result of these transactions, approximately $1.1 million in compensation expense was recorded for the year ended December 31, 1999.

       In April 1999, the Company entered into a $1.5 million sponsorship agreement, payable in cash, with the Arizona Diamondbacks, a major league baseball team. The sponsorship fee was recognized as expense ratably over the 2000 and 1999 baseball seasons. A director of the Company serves as the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks.

       In April 1999, the Company entered into a sponsorship agreement with Telemundo. Subsequently, Telemundo became a principal stockholder of the Company and Alan J. Sokol its Chief Operating Officer became one of its directors.

       In June 1999, L. William Seidman, one of our directors, purchased 6,794 shares and 348 shares of our common stock from Kevin Dieball and Monolith, respectively, for $6.75 per share, the then estimated fair value. Mr. Trujillo purchased 15,000 shares of our common stock from Monolith for $6.75 per share. Also, Internet Partners, LLC, a limited liability company in which Mr. Colangelo is one of four members, purchased 260,000 shares of our common stock from Monolith at $6.75 per share.

       In June 1999, Mr. Peterson and Michael A. Hubert, a former officer and director of the Company, entered into a voting trust agreement which provides that, until June 24, 2004, Messrs. Seidman and Trujillo shall vote all shares of the Company's common stock owned by Messrs. Peterson and Hubert in the same proportion as those shares voted by the Company's non-affiliated stockholders. Subsequent to December 31, 2000, Peterson sold all but 60,000 shares (an aggregate of 1,261,083 shares) of the Company's common stock that he held. Accordingly, the voting trust is currently entitled to vote only the remaining 60,000 shares owned by Peterson. In the Company's opinion, the transactions described above were on terms no less favorable than those which could have been obtained from unaffiliated third parties (see note 16).

       In September 1999, the Company granted the Chairman and Chief Executive Officer options to purchase up to 600,000 shares of common stock exercisable at $7.75 per share, which vest monthly over 3 years. The exercise price was determined to be equal to the fair value based on the closing trading price per share on the grant date. Therefore, no compensation expense was recorded as a result of this transaction.

       The Company had forgivable loans due from employees amounting to $368,000 as of December 31, 1999. These loans were granted as recruiting and retention incentives and were deemed 50 percent forgiven after six months of employment and 100 percent forgiven after 12 months of employment. There were no forgivable loans outstanding at December 31, 2000.

       In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

       Under the MOU, among other things, (1) realestateespanol was required to
       (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes,
       (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers. An officer of RealEstateEspanol.com and the Company served as a director and became the Chief Executive Officer of NAHREP.

(16)   SUBSEQUENT EVENTS

       In January 2001, Alan Sokol resigned from the Company's Board of
       Directors.

       In January 2001, the Company's common stock was delisted from the Nasdaq National Market. In March 2001, the Company's common stock began trading on the Over-The-Counter Bulletin Board (OTCBB).

       On February 1, 2001, Jose Ronstadt resigned as an officer of the Company.

       In March 2001, the Company sold substantially all of its furniture, computer equipment and office equipment for $282,000 in cash.

       On March 15, 2001, the Company granted an aggregate of 400,000 stock options to its officers and directors, with an exercise price of $.15 per share of common stock (representing a 33% premium over the $.10 closing price on March 15, 2001). As a result, the Company did not record any compensation expense related to these grants. Of those options, the Company granted 100,000 options to each of Mr. Taylor and Mr. Trujillo. The Company granted each of the remaining directors 50,000 options.

       On March 22, 2001, the Company agreed to pay each of its non-employee directors a lump sum payment of $50,000, for prior and current service, upon the occurrence of a significant event, defined as a change of control or liquidation of the Company.

       On June 21, 2001, Michael Weck resigned from the Company's Board of Directors.

       On June 25, 2001, under the agreement between the Company and Telemundo, the warrant previously issued to Telemundo to purchase 1,000,000 shares of the Company's common stock at $14.40 per share expired on their own terms. The warrant was not exercised.

       In August 2001, Peterson sold all but 70,000 of his remaining shares of the Company's common stock. Accordingly, the voting trust currently is entitled to vote only those 70,000 shares on Peterson's behalf, according to the terms and conditions of the voting trust agreement.

       On August 1, 2001, the Company and its landlord executed an agreement pursuant to which the Company made a $130,000 lump sum payment to the landlord for any and all amounts due and owing under its lease, including any and all future amounts to be paid thereunder. The Company is required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days prior written notice from the landlord. As of August 31, 2001, the Company has not received such written notice to vacate from the landlord.

       On August 6, 2001, the Company entered into a merger agreement that, would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock.

       Immediately following the merger current quepasa shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds one or more warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (except for an aggregate of 400,000 unvested stock options with an exercise price of $0.15 per share held by our directors, Chief Executive Officer and Chief Operating Officer). The warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Great Western may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share.

       Great Western may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

       Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger is subject to certain closing conditions and stockholder approval. There can be no assurance that the Company will consummate the merger transaction.

 (17)  QUARTERLY FINANCIAL DATA - UNAUDITED

       The 2000 quarterly financial data, as reported in the Company's previously filed Quarterly Reports on Form 10-Q(A), has been adjusted to reflect the implementation of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Periods beginning before January 1, 2000 have not been adjusted, as the effect of the change in accounting principle could not be reasonably determined.

       A summary of the quarterly data for the years ended December 31, 2000 and 1999 follows (in thousands, except net loss per share):


                                               FIRST         SECOND      THIRD      FOURTH
                                              QUARTER       QUARTER     QUARTER     QUARTER      TOTAL
                                              --------      --------   ---------   ---------    --------
       2000:

           Gross revenues                     $    471      $ 1,072     $   885     $    388    $  2,816
                                              ========      ========   =========   =========    ========

           Net revenue                        $    406      $   998     $   839     $    369    $  2,612
                                              ========      ========   =========   =========    ========

           Operating expenses                 $ 11,569      $ 9,343     $ 9,043     $ 34,583    $ 64,538
                                              ========      ========   =========   =========    ========

           Loss from operations               $(11,163)     $(8,345)    $(8,204)    $(34,214)   $(61,926)
                                              ========      ========   =========   =========    ========

           Loss before the cumulative effect
             of a change in
             accounting principle             $(10,880)     $(7,914)    $(8,014)    $(34,090)   $(60,898)
                                              ========      ========   =========   =========    ========

           Net loss                           $(10,945)     $(7,914)    $(8,014)    $(34,090)   $(60,963)
                                              ========      ========   =========   =========    ========

           Net loss per share, basic and
             diluted                          $   (.69)     $  (.44)    $  (.45)    $  (1.92)   $  (3.52)
                                              ========      ========   =========   =========    ========


       The fourth quarter of 2000 reflects asset impairment charges of $24.9 million (see note 2).


                                               FIRST         SECOND      THIRD      FOURTH
                                              QUARTER       QUARTER     QUARTER     QUARTER      TOTAL
                                              --------      --------   ---------   ---------    --------
       1999:

           Gross revenues                     $     -       $    16    $   154     $   501      $    671
                                              ========      ========   =========   =========    ========

           Net revenue                        $     -       $     8    $   128     $   420      $    556
                                              ========      ========   =========   =========    ========

           Operating expenses                 $ 3,679       $ 9,661    $ 8,874     $ 8,380      $ 30,594
                                              ========      ========   =========   =========    ========

           Loss from operations               $(3,679)      $(9,653)   $(8,746)    $(7,960)     $(30,038)
                                              ========      ========   =========   =========    ========

           Net loss                           $(3,683)      $(9,763)   $(8,296)    $(7,519)     $(29,261)
                                              ========      ========   =========   =========    ========

           Net loss per share, basic and
             diluted                          $  (.41)      $  (.98)   $  (.58)    $  (.52)     $  (2.44)
                                              ========      ========   =========   =========    ========


       The first quarter of 2000 reflects advertising and marketing expenses of $683,000 related to the 1999 amortization of prepaid marketing services as a part of the Telemundo advertising agreement. The Company did not adjust the amortization in its 1999 Form 10-K/A due to the immaterial impact on its results of operations.