Form 10-Q
period 2001-03-31
QUEPASA COM INC
filed 2001-09-21
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X]

    The number of outstanding shares of the registrant's Common Stock as of September 19, 2001 was approximately 17,763,291 shares.

                                QUEPASA.COM, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

                                                                                                         PAGE NO.
                                                                                                         --------

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                and December 31, 2000.........................................................................1

              Condensed Consolidated Statements of Operations for the Three Months
                Ended March 31, 2001 and 2000 (unaudited).....................................................2

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2001 and 2000 (unaudited)...........................................................3

              Notes to Condensed Consolidated Financial Statements............................................5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations -
                Risk Factors.................................................................................16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................................25

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................25

Item 2.       Changes in Securities and Use of Proceeds......................................................25

Item 3.       Defaults Upon Senior Securities................................................................25

Item 4.       Submissions of Matters to a Vote of Security Holders...........................................25

Item 5.       Other Information..............................................................................25

Item 6.       Exhibits and Reports on Form 8-K...............................................................25

Signatures      .............................................................................................27


                                            PART I. FINANCIAL INFORMATION

ITEM 1.                              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          QUEPASA.COM, INC. AND SUBSIDIARIES
                                        Condensed Consolidated Balance Sheets

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                         2001                  2000
                                                                                     (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $       6,462,046     $       3,940,232
    Trading securities                                                                        --             2,393,964
    Accounts receivable, net of allowance for doubtful accounts
        of $176,699 and $184,100, respectively                                            57,968               242,275
    Other receivable                                                                          --               981,870
    Prepaid expenses                                                                     234,534               302,242
    Other current assets                                                                      --               158,421
                                                                                        --------             ---------

                    Total current assets                                               6,754,548             8,019,004

Property and equipment, net                                                               85,804               103,244
Assets held for sale                                                                       5,000               282,000
                                                                                      ----------             ---------

                                                                               $       6,845,352     $       8,404,248
                                                                                       =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $         303,204     $         354,743
    Accrued liabilities                                                                   74,032               149,344
    Deferred revenue                                                                     111,324               202,292
                                                                                       ---------             ---------

                    Total current liabilities                                            488,560               706,379
                                                                                       ---------             ---------

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, no par value  -
        none issued or outstanding                                                            --                    --
    Common stock, authorized 50,000,000 shares, $0.001 par value;
        17,763,291 shares issued and outstanding at March 31, 2001
        and December 31, 2000                                                             17,763                17,763
    Additional paid-in capital                                                       104,446,818           104,420,534
    Accumulated deficit                                                              (98,107,789)          (96,740,428)
                                                                                      ----------            ----------

                    Total stockholders' equity                                         6,356,792             7,697,869
                                                                                       ---------             ---------

                                                                               $       6,845,352     $       8,404,248
                                                                                       =========             =========

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       2001                   2000
                                                                                                             (NOTE 3)
Gross revenue                                                                  $        116,233     $          470,575
Less commissions                                                                         (2,636)               (64,661)
                                                                                          -----                 ------

                    Net revenue                                                         113,597                405,914
                                                                                        -------                -------

Operating expenses:
    Product and content development expenses                                            334,568              1,720,420
    Advertising and marketing expenses                                                  368,280              7,075,214
    General and administrative expenses                                                 863,704              1,693,515
    Amortization of goodwill                                                                 --              1,079,391
                                                                                         ------              ---------

                    Total operating expenses                                          1,566,552             11,568,540
                                                                                      ---------             ----------

Loss from operations                                                                 (1,452,955)           (11,162,626)
                                                                                      ---------             ----------

Other income (expense):
    Interest expense                                                                     (1,055)               (31,358)
    Interest income and other                                                           100,853                433,213
    Realized and unrealized loss on trading securities                                  (14,204)              (119,149)
                                                                                         ------                -------

                    Net other income                                                     85,594                282,706
                                                                                         ------                -------

Loss before the cumulative effect of a change in accounting principle                (1,367,361)           (10,879,920)

Cumulative effect of a change in accounting principle (see note 3)                           --                (64,583)
                                                                                         --------            ---------
                    Net loss                                                   $     (1,367,361)      $    (10,944,503)
                                                                                       ==========           ==========

Net loss per share, basic and diluted:
Loss before cumulative effect of a change in accounting principle and
   net loss per share, basic and diluted                                       $          (0.08)      $          (0.69)
                                                                                           =====                 =====

Weighted average number of shares
    outstanding, basic and diluted                                                   17,763,291             15,764,051
                                                                                     ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            2001               2000
Cash flows from operating activities:
    Net loss                                                                        $   (1,367,361)    $  (10,944,503)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                      17,440          1,360,666
         Stock based compensation                                                           26,284             20,546
         Forgiveness of forgivable loans                                                        --            173,374
         Amortization of prepaid marketing services                                             --          1,280,065
         Amortization of deferred advertising                                                   --            400,000
         Short-term gain on trading securities                                                  --             (2,820)
         Realized and unrealized loss on trading securities                                 14,204            119,149
         Cumulative effect of change in accounting principle                                    --
                                                                                                               64,583
         Increase (decrease) in cash, net of acquisitions, resulting from changes in:
            Sale of trading securities, net                                              2,379,760          4,775,935
            Accounts receivable                                                            184,307           (119,750)
            Prepaid expenses                                                                67,708         (2,593,807)
            Other receivable and other current assets                                    1,140,291         (6,710,890)
            Accounts payable                                                               (51,539)         1,192,311
            Accrued liabilities                                                            (75,312)          (357,395)
            Deferred revenue                                                               (90,968)           270,723
                                                                                         ---------          ---------

                 Net cash provided by (used in) operating activities                     2,244,814        (11,071,813)
                                                                                         ---------         ----------

Cash flows from investing activities:
    Proceeds from assets held for sale                                                     277,000                 --
    Forgivable loans                                                                            --            (82,000)
    Cash paid for acquisitions                                                                  --           (238,793)
    Cash received in acquisition                                                                --            578,730
    Purchase of property and equipment                                                          --           (161,804)
                                                                                            ------            -------

                 Net cash provided by investing activities                                 277,000             96,133
                                                                                           -------             ------

Cash flows from financing activities:
    Proceeds from exercise of common stock options                                              --            347,302
    Proceeds from issuance of common stock                                                      --          9,000,000



    Proceeds from draws on line of credit                                                       --             12,286
    Payments on notes payable                                                                   --           (233,615)
                                                                                             -----            -------

                 Net cash provided by financing activities                                      --          9,125,973
                                                                                             -----          ---------

Net increase (decrease) in cash and cash equivalents                                     2,521,814         (1,849,707)

Cash and cash equivalents, beginning of period                                           3,940,232          6,961,592
                                                                                         ---------          ---------

Cash and cash equivalents, end of period                                            $    6,462,046     $    5,111,885
                                                                                         =========          =========

Supplemental statement of cash flow information:

    Interest paid                                                                   $        1,055     $       12,286
                                                                                        ==========          =========

Supplemental disclosure of non-cash financing and investing activities:

    Barter transactions                                                             $           --     $      112,146
                                                                                        ==========          =========

    Acquisitions through balance of stock and notes payable and
       assumption of liabilities                                                    $           --     $   22,549,853
                                                                                        ==========         ==========




See accompanying notes to condensed consolidated financial statements.

                         QUEPASA.COM, INC. AND SUBSIDIARIES

                Notes to Condensed Consolidated Financial Statements

                               March 30, 2001 and 2000

(1)    THE COMPANY

       quepasa.com, inc. (the "Company" or "quepasa") is a Bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

(2)    LIQUIDITY

       To date, the Company's expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company's independent accountants issued their auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the December 31, 2000 consolidated financial statements, which are dated as of August 6, 2001) stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company, all of which raise substantial doubt about its ability to continue as a going concern.

       By April 30, 2001, the Company downsized its workforce to three individuals, disposed of certain assets, and continues to terminate long-term commitments. Management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate through the second quarter of 2002. Management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities. On August 6, 2001, the Company executed an agreement to merge with an unrelated entity (see note 9).

(3)    BASIS OF PRESENTATION

       The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company's opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company's condensed consolidated balance sheet as of December 31, 2000 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2000.

       The results for the three months ended March 31, 2000 have been restated by $64,583 as of January 1, 2000 and gross revenue decreased by $258,958 for the three months ended March 31, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101. Refer to note 4 under "revenue recognition" in the Company's Form 10-K as of and for the year-ended December 31, 2000.

(4)    SIGNIFICANT TRANSACTIONS AND WORKFORCE REDUCTIONS

       On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to the Company. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. As a result, the unamortized balance of goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

       On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of the Company's common stock valued at $14.09 per share, and assumption of a $1.25 million promissory note. The note payable was due on January 28, 2002, and had a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years. This note was paid in full on May 8, 2000. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced on December 20, 1999. Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the seller pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition. The contingencies were not met, and consequently, these shares were returned to quepasa subsequent to year-end and cancelled. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. As a result, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

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

       In the fourth quarter of 2000, the Company halted virtually all promotional activities to conserve cash. In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss. The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities. However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing. Virtually all-promotional activities were halted in order to conserve cash. Only a small number of the computers had been used in promotional activities at that time. In the fourth quarter of 2000, the Company's Board of Directors instructed management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above. The Company recognized $158,429 of expense related to the donation of 200 computers during 2000. At March 31, 2001, the Company had no computer inventory remaining.

       In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement were renegotiated. The revised spokesperson agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final cash installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. The Company recognized $1.2 million of amortization in relation to the Estefan agreement during the quarter ended March 31, 2000 in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed in the second quarter of 2000.

       During the three months ended March 31, 2001, the Company reduced its workforce as part of management's effort to enhance the Company's competitive position, utilize its assets more efficiently, and conserve remaining cash. The Company recognized $44,000 in employee severance and termination costs for the three months ended March 31, 2001, relating to the reduction in the workforce of approximately 17 employees. As of March 31, 2001, all employee severance and termination costs incurred in 2001 had been paid.

(5)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       (d)    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

              Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended March 31, 2001, two customers accounted for 43% and 26% of gross revenue. During the three months ended March 31, 2000, two customers accounted for 33% and 10% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of the total gross revenue.

       (e)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents include cash on hand and highly liquid debt instruments with original maturities of three months or less.

       (f)    SECURITIES

              The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading securities at December 31, 2000 consisted of corporate debt securities.

              Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses for trading securities are included in operations and are derived using the specific identification method for determining the cost of securities. All securities held at December 31, 2000 were categorized as trading. The Company had no securities at March 31, 2001.

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

              The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's website. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended March 31, 2001 and 2000, revenue attributable to reciprocal services totaled zero and approximately $112,000, respectively, and related expenses totaled zero and approximately $161,000, respectively.

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

       (i)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of the assets which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the related improvements. Expenditures for repairs and maintenance are charged to operations as incurred and improvements, which extend the useful lives of the assets, are capitalized.

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

       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, other receivable, forgivable loans, accounts payable, and accrued liabilities approximates fair market value because of the short term nature of the instruments.

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

       (p)    ADVERTISING COSTS

              Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for the three months ended March 31, 2001 and 2000 totaled $23,000 and $2.8 million, respectively. The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

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

(6)    COMMITMENTS

       (a)    EMPLOYMENT AGREEMENTS

              The Company has entered into employment and other agreements with many of its employees and its executive officers and non-employee directors. Under the terms of the employment agreements with its employees, the Company and the other parties thereto agreed to various provisions relating to base salary, forgivable loans and severance and bonus arrangements. The Company recognized the forgivable loans ratably as expense over the full loan period, or earlier, if the loan is forgiven on the date of the particular employee's termination of employment with the Company, according to such employee's employment agreement.

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

        (b)   ADVERTISING CONTRACTS

              In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). The Chief Operating Officer of Telemundo served as director of the Company through January, 2001. Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock exercisable up to and including June 25, 2001 at $14.40 per share. In exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. After completion of the IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo. The fair value of the transactions was measured and based on the fair value of the common stock issued at the Company's IPO price of $12.00 per share plus $2,920,192 assigned to the warrant based upon the Black-Scholes pricing model using a 50% volatility rate. The Company began amortizing the $5.0 million advertising credit on January 1, 2000, after a cash purchase from Telemundo of $1.0 million in advertising services in 1999. The remaining balance of prepaid marketing services of $5,120,192 was to be amortized over the term of the agreement (5 years). This agreement also provides (1) that the parties will collaborate regarding online content development, co-branded marketing promotions, and other complementary aspects of its business, (2) that the parties will cross-link each other's websites, and (3) exclusivity provisions for a period of six months. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles. As a result, the Company wrote off the $7.6 million remaining unamortized prepaid marketing services in the fourth quarter of 2000.

              In April 1999, the Company issued 50,000 shares of its common stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000. The value of the stock and the related advertising costs were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date (December 31, 1999). The advertising costs were amortized on a straight-line basis over the full term of the contract as the services were performed ratably over the period. In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement was amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 through October 2000. The agreement continued on a month-to-month basis with payments totaling $437,000 through December 2000, when it was terminated.

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

       (c)    CONTENT AND WEBSITE ADMINISTRATION

              During 2000, 1999 and 1998, the Company had various agreements with third parties to provide content to the Company's website and incurred license fee expense of $13,000 and $579,000 for the three months ended March 31, 2001 and 2000, respectively. The Company paid $41,000 during the three months ended March 31, 2001 to terminate all content development agreements. The Company has outsourced the hosting and administration of its website for approximately $2,000 per month.

(7)    CONTINGENCIES

       In February 2001, the Company initiated arbitration against Telemundo to defend the enforceability of an agreement between us, and submitted a damages claim for $4.3 million, plus reasonable attorneys' fees and costs. Alleging that the Company breached the agreement by failing to develop and maintain the Telemundo web site, Telemundo asserted a damages claim in the arbitration for $655,000, plus reasonable attorneys' fees and costs. The Company does not believe that it has breached the agreement and intends to vigorously assert its rights thereunder, particularly its right to use or transfer any unused advertising credits. A hearing date for the arbitration has been set for October 1, 2001. While the Company believes it will be successful in the arbitration proceeding, there can be no assurance that it will succeed. Accordingly, the accompanying financial statements do not include a provision for loss, if any, that might result from the ultimate outcome of this matter.

       The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(8)    LOSS PER SHARE

       A summary of the reconciliation from basic loss per share to diluted loss per share follows for the three months ended March 31, 2001 and 2000:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------
                                                                                      2001                2000
                   Net loss                                                   $     (1,367,361)  $      (10,944,503)
                                                                                 ===============    =================

                   Basic EPS-weighted average shares outstanding                     17,763,291           15,764,051
                                                                                 ===============    =================

                   Basic and diluted net loss per share                       $          (0.08)  $            (0.69)
                                                                                 ===============    =================

                   Stock options not included in diluted EPS since
                     antidilutive                                                     2,458,217            3,996,046
                                                                                 ===============    =================



                   Warrants not included in dilutive EPS since antidilutive             1,400,000          2,565,313
                                                                                 ===============    =================

(9)    SUBSEQUENT EVENTS

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

       Under the MOU, among other things, (1) realestateespanol was required to
       (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes,
       (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers in the first quarter of 2001. The $100,000 sponsorship collected in 2000 was amortized over a six-month period through March 31, 2001.

       On June 21, 2001, Michael Weck resigned from the Company's Board of Directors.

       On June 25, 2001, under the agreement between the Company and Telemundo, the warrants previously issued to Telemundo to purchase 1,000,000 shares of the Company's common stock at $14.40 per share expired on their own terms. The warrant was not exercised.

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

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - RISK FACTORS

    This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

    The following discussion of our financial condition and results of operations for the three months ended March 31, 2001 and 2000 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

OVERVIEW

We commenced operations on June 25, 1997. Prior to May 1998, our operations were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 through May 1999, we were engaged primarily in content development and acquisition. In May 1999, we launched our first media-based branding and advertising campaign in the U.S. Significant revenues from our business activities did not commence until the fourth quarter of 1999. In the first quarter of 2000, we significantly increased our operating expenses as we expanded our sales, marketing and advertising efforts.

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

Also during the first quarter of 2001:

     o    In January 2001, Alan Sokol resigned from our Board of Directors.

     o Our common stock was delisted from the Nasdaq National Market in January 2001. In March 2001, our common stock began trading on the Over-The-Counter Bulletin Board.

     o We received a cash payment from Gateway, Inc. in January 2001, in an amount equal to $981,870 for the computers that we sold back to Gateway in December 2000.

     o On February 1, 2001, Jose Ronstadt resigned as an officer of the Company.

     o In order to conserve cash and limit the services and content we provide, we (1) terminated most of or strategic relationships with our third-party content and service providers, (2) suspended operations of the eTrato.com and credito.com web sites, (3) outsourced the hosting and administration of the quepasa.com web site for approximately $2,000 per month, and (4) sold substantially all of our furniture, computer and server equipment and office equipment for $277,000 in cash.

     o On March 15, 2001, we granted an aggregate of 400,000 stock options to our remaining officers and directors. The options are exercisable at $.15 per share (representing a 33% premium over the $.10 closing price on March 15, 2001) and vest ratably over a 3-year period, or immediately upon a change of control or liquidation. Of that number, we granted 100,000 to each of Gary Trujillo and Robert Taylor, and 50,000 to each of our non-employee directors.

     o On March 22, 2001, we agreed to pay each of our non-employee directors a lump sum payment of $50,000 for prior and current service, upon the occurrence of a Significant Event, defined as a change of control or liquidation of the Company.

Developments since March 31, 2001:

     o As of April 30, 2001, we had reduced our work force from 20 employees at December 31, 2000, to 3 employees, and one full-time and several part-time contractors.

     o In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

          Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers in the first quarter of

          2001. The $100,000 sponsorship collected in 2000 was amortized over a six month period through March 31,2001

     o    On June 21, 2001, Michael Weck resigned from our Board of Directors.

     o On June 25, 2001, under the agreement between us and Telemundo, the warrants previously issued to Telemundo to purchase 1,000,000 shares of our common stock at $14.40 per share expired on their own terms. None of the warrants were exercised.

     o On August 1, 2001, we and our landlord executed an agreement pursuant to which we made a $130,000 lump sum payment to our landlord for any and all amounts due or to become due under our office lease. We are required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days written notice from the landlord. As of September 18, 2001, we have not received a written notice to vacate.

     o Jeffrey S. Peterson, our former chief executive officer and director, and Michael A. Hubert, a former officer and director, previously entered into a voting trust agreement which provides that until June 24, 2004, Messrs. Seidman and Trujillo shall vote all shares of our common stock covered by the agreement in the same proportion as those shares voted by our unaffiliated stockholders. Previously, Mr. Hubert transferred all of his shares of our common stock. In August 2001, Mr. Peterson transferred all but 70,000 of his shares of our common stock (or an aggregate of 1,261,083 shares). Accordingly, there are currently 70,000 shares in the voting trust.

     o On August 6, 2001, we entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock.

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

We have been unsuccessful in executing our business plan and developing a revenue stream to support the carrying value of our long-lived and intangible assets, have incurred substantial losses since inception and have an accumulated deficit of $98.1 million as of March 31, 2001. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

THE QUEPASA.COM COMMUNITY

quepasa.com, inc. is a Bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

RESULTS OF OPERATIONS

INTRODUCTION.

     NET REVENUE: We expect to derive future net revenue from one principal source: the sale of advertising on our web site.

     ADVERTISING REVENUE: In the first quarter of 2001, we derived approximately 35% of our net revenues from the sale of advertisements on our web site which are received principally from advertising arrangements under which we receive fixed fees for banners placed on our web site for specified periods of time or for a specified number of delivered ad impressions. During the first quarter of 2001, we discontinued the use of our banner ad software and sought a third-party outsourced for our banner ad sales and service. As of September 18, 2001, we have been unsuccessful in retaining a third-party outsourcer for our banner ad sales and service.

    SPONSORSHIP REVENUE. In the first quarter of 2001, we derived approximately 65% of our net revenue from the sale of sponsorships for certain areas or exclusive sponsorship rights for certain areas within our web site. These sponsorships typically cover periods up to 1 year. We recognize revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded web site), ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on our web site are recorded as deferred revenue.

     Our principal expenses are: Product and Content Development, Advertising and Marketing and General and Administrative.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Our results of operations for the three months ended March 31, 2001 and 2000 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $1.4 million for the three months ended March 31, 2001, compared to a net loss of $10.9 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, we focused on reducing our cash expenses in all operation areas, including product and content, marketing and advertising, personnel and general and administrative expenses.

During the periods from December 31, 2000 through March 31, 2001, in order to conserve cash, we:

     o reduced our employee count from 20 to 3 professionals, as compared to 104 professionals as of March 31, 2000;

     o suspended the web site operations of eTrato.com, inc., an online auction web site linking Hispanic buyers and sellers of goods and services, and credito.com, inc., a Spanish language Internet web site providing personal credit content and information. We acquired eTrato and credito in January 2000;

     o outsourced the hosting and administration of the quepasa.com web site for approximately $2,000 per month; and

     o terminated most of our strategic relationships with our third party content and service providers.

    NET REVENUES

Net revenue decreased 72% to $114,000 for the three months ended March 31, 2001 from $406,000 for the three months ended March 31, 2000 as a result of the Company's curtailment of operations.

    OPERATING EXPENSES

PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses decreased 80% to $335,000 for the three months ended March 31, 2001, compared to $1.7 million for the three months ended March 31, 2000. The period-to-period decrease was principally attributable to:

     o an decrease in personnel costs relating to the development of content and technological support to $85,000 for the three months ended March 31, 2001, compared to $839,000 for the three months ended March 31, 2000;

     o    a reduction in the products and content we provide;

     o the suspension of the operation of the eTrato.com and credito.com web sites;

     o the outsourcing of the hosting and administration of the quepasa.com and realestateespanol.com web sites; and

     o termination of most of our strategic relationships with third-party content and service providers.

ADVERTISING AND MARKETING EXPENSES. Our marketing, advertising and sales expenses decreased 95% to $368,000 for the three months ended March 31, 2001, compared to $7.1 million for the three months ended March 31, 2000. This decrease was principally attributable to:

     o a decrease in marketing and sales personnel costs to $70,000 for the three months ended March 31, 2001, compared to $598,000 for the three months ended March 31, 2000;

     o a decrease in advertising expenditures amounting to $23,000 for the three months ended March 31, 2001 compared to $2.8 million expended on the maintenance of brand awareness for the three months ended March 31, 2000; and

     o a decrease in the amortization of the NetZero, Telemundo and Gloria Estefan contracts which approximated $3.5 million in the first quarter of 2000 and zero in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses decreased 49% to $864,000 for the three months ended March 31, 2001, compared to $1.7 million for the three months ended March 31, 2000. This decrease was principally attributable to a reduction in our work force. Our professional fees were $438,000, depreciation and rent was $98,000 and our office and related expenses were $25,000 for the three months ended March 31, 2001, compared to $407,000, $312,000 and $490,000 for the three months ended March 31, 2000. Stock based compensation increased to $26,000 for the three months ended March 31, 2001, compared to $21,000 for the three months ended March 31, 2000. Stock based compensation for the three months ended March 31, 2001 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three months ended March 31, 2000 consisted primarily of the immediate vesting of employee stock options.

AMORTIZATION OF GOODWILL. Amortization for the three months ended March 31, 2001 was zero, compared to $1.1 million for the three months ended March 31, 2000. There was no amortization of goodwill in the first quarter of 2001 as a result of the write-off of goodwill in the fourth quarter of 2000.

At December 31, 2000, we determined that the fair market value of certain acquired assets was significantly below their respective carrying values. As a result, we recorded asset impairment charges of $24.9 million in the fourth quarter of 2000.

OTHER INCOME (EXPENSE). Other income (expense), which consists primarily of interest expense, net of interest earned, decreased 70% to $86,000 for the three months ended March 31, 2001, compared to $283,000 for the three months ended March 31, 2000. Following our initial public offering in 1999 and continuing through 2000, we invested most of our assets in cash or cash equivalents, which are either debt instruments of the U.S. Government, its agencies, or high quality commercial paper. Interest income will decrease over time as cash is used to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditor's report dated May 8, 2001 on our consolidated financial statements for 2000 stating that our recurring losses, accumulated deficit and our inability to successfully execute our business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment-banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in us or a merger or the sale of all or a significant portion of our business.

As of March 31, 2001, we had $6.5 million in cash and cash equivalents and no short term investments, compared to $5.1 million and $17.3 million, respectively at March 31, 2000. On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999, we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. In March 2000, we raised $9.0 million by issuing 1,428,571 shares of the our common stock to Gateway Companies, Inc.

Net cash provided by operations for the three months ended March 31, 2001 consisted of a net loss of $1.4 million, $2.4 million net proceeds from the sale of trading securities and the collection of $1.1 million of the other receivable and other current assets. Net cash used in operations for the three months ended March 31, 2000 consisted of a net loss of $10.9 million, $4.8 million net proceeds from the sale of trading securities, an increase in prepaid expenses of $2.6 million, an increase in other assets of $6.7 million and a decrease in accrued liabilities of $357,000 offset by non-cash expenses for the depreciation of fixed assets and amortization of $1.4 million, and an increase in accounts payable of $1.2 million. Net cash provided by operations for the three months ended March 31, 2001 primarily resulted from the curtailment of the Company's operations.

Net cash provided by investing activities amounted to $277,000 for the three months ended March 31, 2001 and $96,000 for the three months ended March 31, 2000. The $277,000 resulted from the sale of assets held for sale.

Net cash provided by financing activities was zero for the three months ended March 31, 2001 and $9.1 million for the three months ended March 31, 2000. The Company was unable to raise any capital during the three months ended March 31, 2001.

As of December 31, 2000, we had commitments under non-cancelable operating leases for office facilities requiring payments of $629,000 through the end of the longest-term agreement scheduled to expire in November 2002. However, as a result of our reduction in our work force and inability to execute our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under the lease, including any and all future amounts to be paid thereunder. We are required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days prior written notice from the landlord. As of September 18, 2001, we have not received a written notice to vacate.

We expect to continue to incur costs, particularly general and administrative costs during the second, third and fourth quarters of 2001, including our website administration of approximately $2,000 per month, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the first quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2001. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa during that period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

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

We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are required in a purchase business combination completed after June 30, 2001 will not be amortized but will continue to be evaluated for impairment in accordance wit the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Management does not believe that adoption of Statements 141 and 142 will have a material impact on our consolidated financial statements.

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

EMPLOYEES

As of September 18, 2001, we had 3 employees and one full-time and several part-time contractors. We continue to review the size of our work force in light of our evolving business plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have any derivative financial instruments as of March 31, 2001. We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk. Our interest income arising from these investments is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and trading securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds). As of March 31, 2001, a 10 basis point change in interest rates would have a potential impact on our interest earnings of less than $2,000, which is clearly immaterial to our consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

TELEMUNDO ARBITRATION - See Item 3 - Legal Proceedings in our Annual Report on Form 10-K filed on September 20, 2001, for background information concerning our arbitration with Telemundo Network Group LLC.

We are from time to time involved in various other legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

b.   REPORTS ON FORM 8-K.

On August 15, 2001, the Company filed a Current Report on Form 8-K announcing that (1) it had executed a definitive merger agreement with Great Western Land and Recreation, Inc. and (2) it had resolved all issues with the Securities and Exchange Commission relating to its 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the first three quarters of 2000 and a Current Report on Form 8-K, previously filed with the Commission on April 14, 2000.

On August 16, 2001, the Company filed a Current Report on Form 8-K attaching the press released dated August 15, 2001 announcing that the Company had resolved all issues with the Commission relating to its 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the first three quarters of 2000 and a Current Report on Form 8-K, previously filed with the Commission on April 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on September 21, 2001.

                                        quepasa.com, inc.

                                  By:    /s/ Gary L. Trujillo
                                         -----------------------------------
                                  Name:  Gary L. Trujillo
                                  Title: President, Chief Executive Officer
                                  and Chairman of the Board of Directors
                                  (PRINCIPAL EXECUTIVE OFFICER)


                                  By:    /s/ Robert J. Taylor
                                         -----------------------------------
                                  Name:  Robert J. Taylor
                                  Title: Chief Financial Officer
                                  (PRINCIPAL FINANCIAL OFFICER)