Form 10-Q
period 2001-06-30
QUEPASA COM INC
filed 2001-09-24
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO __________________


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

                               Yes [ ]     No [X]

     The number of outstanding shares of the registrant's Common Stock as of September 20, 2001 was approximately 17,763,291 shares.

                                QUEPASA.COM, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                --------

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
           and December 31, 2000................................................   1

         Condensed Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 2001 and 2000 (unaudited)..................   2

         Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000 (unaudited).............................   3

         Notes to Condensed Consolidated Financial Statements...................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............  25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................  25

Item 2.  Changes in Securities and Use of Proceeds..............................  25

Item 3.  Defaults Upon Senior Securities........................................  25

Item 4.  Submissions of Matters to a Vote of Security Holders...................  26

Item 5.  Other Information......................................................  26

Item 6.  Exhibits and Reports on Form 8-K.......................................  26

Signatures......................................................................  27


                          PART 1. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,            DECEMBER 31,
                                                                                2001                 2000
                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                             $   5,745,615          $   3,940,232
     Trading securities                                                               --              2,393,964
     Accounts receivable, net of allowance for doubtful accounts
        of $176,717 and $184,100, respectively                                    15,282                242,275
     Other receivable                                                                 --                981,870
     Prepaid expenses                                                            161,482                302,242
     Other current assets                                                             --                158,421
                                                                           -------------          -------------
                     Total current assets                                      5,922,379              8,019,004

Property and equipment, net                                                           --                103,244
Assets held for sale                                                               5,000                282,000
                                                                           -------------          -------------
                     Total assets                                          $   5,927,379          $   8,404,248
                                                                           =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $     186,165          $     354,743
     Accrued liabilities                                                          84,617                149,344
     Deferred revenue                                                             80,357                202,292
                                                                           -------------          -------------
                     Total current liabilities                                   351,139                706,379
                                                                           -------------          -------------
Stockholders' equity:
     Preferred stock, authorized 5,000,000 shares, no par value -
        none issued or outstanding                                                    --                     --
     Common stock, authorized 50,000,000 shares; $0.001 par value;
        17,763,291 shares issued and outstanding                                  17,763                 17,763
     Additional paid-in capital                                              104,449,301            104,420,534
     Accumulated deficit                                                     (98,890,824)           (96,740,428)
                                                                           -------------          -------------
                     Total stockholders' equity                                5,576,240              7,697,869
                                                                           -------------          -------------
                     Total liabilities and stockholders' equity            $   5,927,379          $   8,404,248
                                                                           =============          =============

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                      2001                  2000                    2001                 2000
                                                                          (NOTE 3)                                    (NOTE 3)
Gross revenue                                     $     30,967          $  1,072,078          $    147,200          $  1,542,653
Less commissions                                            --               (74,873)               (2,636)             (139,534)
                                                  ------------          ------------          ------------          ------------
      Net revenue                                       30,967               997,205               144,564             1,403,119
                                                  ------------          ------------          ------------          ------------
Operating expenses:
  Product and content development                       41,375             1,777,581               375,943             3,498,001
  Advertising and marketing                             53,565             4,111,568               421,845            11,186,782
  General and administrative                           791,270             1,701,486             1,654,974             3,395,001
  Amortization of goodwill                                  --             1,752,228                    --             2,831,619
                                                  ------------          ------------          ------------          ------------
      Total operating expenses                         886,210             9,342,863             2,452,762            20,911,403
                                                  ------------          ------------          ------------          ------------
Loss from operations                                  (855,243)           (8,345,658)           (2,308,198)          (19,508,284)

Other income (expense):
  Interest expense                                        (884)              (19,889)               (1,939)              (51,247)
  Interest income and other                             73,092               468,736               173,945               899,129
  Short-term gain on trading securities                     --                    --                    --                 2,820
  Realized and unrealized loss
    on trading securities                                   --               (17,960)              (14,204)             (137,109)
                                                  ------------          ------------          ------------          ------------
      Other income, net                                 72,208               430,887               157,802               713,593
                                                  ------------          ------------          ------------          ------------
Loss before the cumulative effect of a
  change in accounting principle                      (783,035)           (7,914,771)           (2,150,396)          (18,794,691)

Cumulative effect of a change in
  accounting principle                                      --                    --                    --               (64,583)
                                                  ------------          ------------          ------------          ------------
      Net loss                                    $   (783,035)         $ (7,914,771)         $ (2,150,396)         $(18,859,274)
                                                  ============          ============          ============          ============
Net loss per share, basic and diluted:
  Loss before cumulative effect of a
    change in accounting principle and
    net loss per share, basic and diluted         $      (0.04)         $      (0.44)         $      (0.12)         $      (1.12)
                                                  ============          ============          ============          ============
Weighted average number of shares
  outstanding, basic and diluted                    17,763,291            17,906,142            17,763,291            16,835,096
                                                  ============          ============          ============          ============

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                            2001                  2000
                                                                        ------------          ------------
Cash flows from operating activities:
  Net loss                                                              $ (2,150,396)         $(18,859,274)
  Adjustments to reconcile net loss to net
    cash provided by (used in)operating activities:
      Depreciation and amortization                                          103,244             3,416,816
      Stock based compensation                                                28,767                41,092
      Forgiveness of forgivable loans                                             --               361,875
      Amortization of prepaid marketing services                                  --             1,565,485
      Amortization of deferred advertising                                        --               766,666
      Consulting services received in exchange for stock                          --               137,109
      Realized and unrealized loss on trading securities                      14,204                    --
      Cumulative effect of change in accounting principle                         --                64,583
      Short-term gain on trading securities                                       --                (2,820)
      Increase (decrease) in cash resulting from changes
        in assets and liabilities:
          Sale of trading securities, net                                  2,379,760            12,059,183
          Accounts receivable                                                226,993               (65,091)
          Prepaid expenses                                                   140,760            (1,101,651)
          Other receivable and other assets                                1,140,291            (6,658,890)
          Accounts payable                                                  (168,578)           (1,262,345)
          Accrued liabilities                                                (64,727)             (638,467)
          Deferred revenue                                                  (121,935)              132,292
                                                                        ------------          ------------
            Net cash provided by (used in) operating activities            1,528,383           (10,043,437)
                                                                        ------------          ------------
Cash flows from investing activities:
  Proceeds from assets held for sale                                         277,000                    --
  Forgivable loans                                                                --               (87,000)
  Cash paid for acquisitions                                                      --              (238,793)
  Cash received in acquisition                                                    --               578,730
  Purchase of property and equipment                                              --              (244,376)
                                                                        ------------          ------------
            Net cash provided by investing activities                        277,000                 8,561
                                                                        ------------          ------------
Cash flows from financing activities:
  Net proceeds from issuance of stock                                             --             9,000,000
  Proceeds from the exercise of stock options                                     --               367,801
  Proceeds from draws on line of credit                                           --                12,286
  Payment of notes payable                                                        --            (2,382,669)
                                                                        ------------          ------------
            Net cash provided by financing activities                             --             6,997,418
                                                                        ------------          ------------
Net increase (decrease) in cash and cash equivalents                       1,805,383            (3,037,458)

Cash and cash equivalents, beginning of period                             3,940,232             6,961,592
                                                                        ------------          ------------
Cash and cash equivalents, end of period                                $  5,745,615          $  3,924,134
                                                                        ============          ============
Supplemental disclosure of non-cash operating,
  financing and investing activities:
    Interest paid                                                       $      1,939          $     32,175
                                                                        ============          ============
    Barter transactions                                                 $         --          $    725,394
                                                                        ============          ============
    Notes payable assumed in acquisitions                               $         --          $  2,370,383
                                                                        ============          ============
    Issuance of stock in acquisitions                                   $         --          $ 20,073,032
                                                                        ============          ============


See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000

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

(3)  BASIS OF PRESENTATION

     The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company's opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company's condensed consolidated balance sheet as of December 31, 2000, was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2000.

     Gross revenue increased by $56,666 for the three months ended June 30, 2000 and decreased by $202,292 for the six months ended June 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. In addition, a cumulative effect of a change in accounting principle in the amount of $64,583 has been recognized. Refer to note 4 under "revenue recognition" in the Company's Form 10-K as of and for the year-ended December 31, 2000.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


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

     In the fourth quarter of 2000, the Company halted virtually all promotional activities to conserve cash. In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss. The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities. However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing. Only a small number of the computers had been used in promotional activities at that time. In the fourth quarter of 2000, the Company's Board of Directors instructed management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above. The Company recognized $158,421 of expense related to the donation of 200 computers during the first quarter of 2001. At March 31, 2001, the Company had no computer inventory remaining.

     In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan's tour was subsequently postponed, and consequently the original terms of the spokesperson agreement were renegotiated. The revised spokesperson agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final cash installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan's next United States and Latin America tours. The Company recognized $1.2 million and $2.3 million of amortization in relation to the Estefan agreement during the three and six months ended June 30, 2000, respectively, in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed in the second quarter of 2000.

     In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


     of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding ("MOU") which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

     Under the MOU, among other things, (1) realestateespanol was required to
     (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers in the first quarter of 2001. The $100,000 sponsorship fee collected in 2000 was amortized over a six-month period through March 31, 2001.

     During the three months ended March 31, 2001, the Company reduced its workforce as part of management's effort to enhance the Company's competitive position, utilize its assets more efficiently, and conserve remaining cash. The Company recognized $44,000 in employee severance and termination costs for the three months ended March 31, 2001, relating to the reduction in the workforce of approximately 17 employees. As of March 31, 2001, all employee severance and termination costs incurred in 2001 had been paid. There were no additional employee severance or termination costs incurred in the second quarter of 2001.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


     (d)  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

          Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended June 30, 2001, one customer accounted for 97% of gross revenue. During the three months ended June 30, 2000, one customer accounted for 36% of gross revenue. During the six months ended June 30, 2001, two customers accounted for 41% and 34% of gross revenue. During the six months ended June 30, 2000, two customers accounted for 28% and 11% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of the total gross revenue.

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

          Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from trading securities are included in operations and are derived using the specific identification method for determining the cost of securities. All securities held at December 31, 2000 were categorized as trading. The Company had no securities at June 30, 2001.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


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

          The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's website. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended June 30, 2001 and 2000, revenue attributable to reciprocal services totaled zero and approximately $613,000, respectively, and related expenses totaled zero and approximately $564,000, respectively. During the six months ended June 30, 2001 and 2000, revenue attributable to reciprocal services totaled zero and approximately $725,000, respectively, and related expenses totalled zero and approximately $725,000, respectively.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


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

     (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, other receivable, accounts payable, and accrued liabilities approximates fair value because of the short term nature of the instruments.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000

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

     (p)  ADVERTISING COSTS

          Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for the three months ended June 30, 2001 and 2000 totaled zero and $1.8 million, respectively. Advertising costs for the six months ended June 30, 2001 and 2000 totaled $23,000 and $4.6 million, respectively. The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

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

(6)  COMMITMENTS

     (a)  EMPLOYMENT AGREEMENTS

          The Company has entered into employment and other agreements with its two (2) executive officers and non-employee directors. Under the terms of the employment agreements with its employees, the Company and the other parties thereto agreed to various provisions relating to base salary, forgivable loans and severance and bonus arrangements. The Company recognized the forgivable loans ratably as expense over the full loan period, or earlier, if the loan is forgiven on the date of the particular employee's termination of employment with the Company, according to such employee's employment agreement.

          In the event of a change of control or liquidation, the Company may be required to pay up to a maximum of $1.2 million in severance payments under the Company's existing employment

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


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

     (c)  CONTENT AND WEBSITE ADMINISTRATION

          During 2000, 1999 and 1998, the Company had various agreements with third parties to provide content to the Company's website and incurred license fee expense of $4,000 and $446,000 for the three months ended June 30, 2001 and 2000, respectively. The Company incurred license fee expense of $17,000 and $1.0 million for the six months ended June 30, 2001 and 2000, respectively. The Company paid $41,000 during the three months ended March 31, 2001 to terminate all content development agreements. The Company has outsourced the hosting and administration of its website for approximately $2,000 per month.

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

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


(8)  LOSS PER SHARE

     A summary of the reconciliation from basic loss per share to diluted loss per share follows for the three months ended March 31, 2001 and 2000:

                                                          THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------         ---------------------------------
                                                          2001                  2000                 2001                 2000
                                                      -------------         ------------         ------------         ------------
Net loss                                              $    (783,025)        $ (7,914,771)        $ (2,150,396)        $(18,859,274)
                                                      =============         ============         ============         ============
Basic EPS-weighted average shares outstanding            17,763,291           17,906,142           17,763,291           16,835,096
                                                      =============         ============         ============         ============
Basic and diluted net loss per share                  $        (.04)                (.44)        $       (.12)               (1.12)
                                                      =============         ============         ============         ============
Stock options not included in diluted EPS
  since antidilutive                                      2,142,500            3,653,126            2,142,500            3,653,126
                                                      =============         ============         ============         ============
Warrants not included in dilutive EPS
  since antidilutive                                        400,000            2,081,818              400,000            2,081,818
                                                      =============         ============         ============         ============

(9)  SUBSEQUENT EVENTS

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

     On August 1, 2001, the Company and its landlord executed an agreement pursuant to which the Company made a $130,000 lump sum payment to the landlord for any and all amounts due and owing under its lease, including any and all future amounts to be paid thereunder. The Company is required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days prior written notice from the landlord. As of September 20, 2001, the Company has not received such written notice to vacate from the landlord.

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

     Immediately following the merger our current shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds one or more warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000


     diluted basis (except for an aggregate of 400,000 unvested stock options with an exercise price of $0.15 per share held by our directors, Chief Executive Officer and Chief Operating Officer). The warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Amortibanc may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Amortibanc may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

     Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger will be accounted for using the purchase method of accounting. The merger is subject to certain closing conditions and stockholder approval. There can be no assurance that we will consummate the merger transaction.

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

     The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2001 and 2000 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

During the second quarter of 2001, the following events occurred:

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

     o On August 1, 2001, we and our landlord executed an agreement pursuant to which we made a $130,000 lump sum payment to our landlord for any and all amounts due or to become due under our office lease. We are required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days written notice from the landlord. As of September 20, 2001, we have not received a written notice to vacate.

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

          Immediately following the merger our current shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds one or more warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (except for an aggregate of 400,000 unvested stock options with an exercise price of $0.15 per share held by our directors, Chief Executive Officer and Chief Operating Officer). The warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Amortibanc may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Amortibanc may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

          Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger will be accounted for using the purchase method of accounting. The merger is subject to certain closing conditions and stockholder approval. There can be no assurance that we will consummate the merger transaction.

We have been unsuccessful in executing our business plan and developing a revenue stream to support the carrying value of our long-lived and intangible assets, have incurred substantial losses since inception and have an accumulated deficit of $98.9 million as of June 30, 2001. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

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

     ADVERTISING REVENUE: For the six month period ended June 30, 2001, we derived approximately 49% of our net revenues from the sale of advertisements on our web site which are received principally from advertising arrangements under which we receive fixed fees for banners placed on our web site for specified periods of time or for a specified number of delivered ad impressions. During the first quarter of 2001, we discontinued the use of our banner ad software and sought a third-party outsourced for our banner ad sales and service. As of September 20, 2001, we have been unsuccessful in retaining a third-party outsourcer for our banner ad sales and service.

     SPONSORSHIP REVENUE. For the six month period ended June 30, 2001, we derived approximately 51% of our net revenue from the sale of sponsorships for certain areas or exclusive sponsorship rights for certain areas within our web site. These sponsorships typically cover periods up to 1 year. We recognize revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded web site), ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on our web site are recorded as deferred revenue.

     Our principal expenses are: Product and Content Development, Advertising and Marketing and General and Administrative.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Our results of operations for the three and six months ended June 30, 2001 and 2000 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $783,000 for the three months ended June 30, 2001, compared to a net loss of $7.9 million for the three months ended June 30, 2000 and reported a net loss of $2.2 million for the six months ended June 30, 2001, compared to a net loss of $18.9 million for the six months ended June 30, 2000 . During the three and six months ended June 30, 2001, we focused on reducing our cash expenses in all operation areas, including product and content, marketing and advertising, personnel and general and administrative expenses.

During the periods from December 31, 2000 through June 30, 2001, in order to conserve cash, we:

     o reduced our employee count from 20 to 3 professionals, as compared to 72 professionals as of June 30, 2000;

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

NET REVENUES

Net revenue decreased 97% to $31,000 for the three months ended June 30, 2001 from $997,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net revenues decreased 90% to $145,000 from $1.4 million for the six months ended June 30, 2000. The decrease in revenue resulted from the Company's curtailment of operations.

OPERATING EXPENSES

     PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses decreased 98% to $41,000 for the three months ended June 30, 2001, compared to $1.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, our product and content development expenses decreased 89% to $376,000 from $3.5 million for the six months ended June 30, 2000. For the three and six months ended June 30, 2001 and 2000, the period-to-period decrease was principally attributable to:

     o an decrease in personnel costs relating to the development of content and technological support to (a) zero for the three months ended June 31, 2001, compared to $761,000 for the three months ended June 30, 2000 and (b) $85,000 for the six months ended June 31, 2001, compared to $1.6 million for the six months ended June 30, 2000;

     o    a reduction in the products and content we provide;

     o the suspension of the operation of the eTrato.com and credito.com web sites;

     o the outsourcing of the hosting and administration of the quepasa.com and realestateespanol.com web sites; and

     o termination of most of our strategic relationships with third-party content and service providers.

ADVERTISING AND MARKETING EXPENSES. Our marketing, advertising and sales expenses decreased 99% to $54,000 for the three months ended June 30, 2001, compared to $4.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, marketing, advertising and sales expenses decreased 96% to $422,000 from $11.2 million for the six months ended June 30, 2000. For the three and six months ended June 30, 2001 and 2000, the period-to-period decrease was principally attributable to:

     o a decrease in marketing and sales personnel costs to (a) $31,000 for the three months ended June 30, 2001, compared to $761,000 for the three months ended June 30, 2000 and (b) $100,000 for the six months ended June 30, 2001, compared to $1.4 million for the six months ended June 30, 2000;

     o a decrease in advertising expenditures amounting to (a) zero for the three months ended June 30, 2001 compared to $1.8 million expended on the maintenance of brand awareness for the three months ended June 30, 2000 (b) $23,000 for the six months ended June 30, 2001, compared to $4.6 million for the six months ended June 30, 2000; and

     o a decrease in the amortization of the NetZero, Telemundo and Gloria Estefan contracts which approximated $3.5 million in the first quarter of 2000 and zero in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses decreased 53% to $791,000 for the three months ended June 30, 2001, compared to $1.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, our general and administrative expenses decreased 51% to $1.7 million from $3.4 million for the six months ended June 30, 2000. For the three and six months ended June 30, 2001, the period-to-period decrease was principally attributable to a reduction in our work force. Our professional fees were $364,000, depreciation and rent was $94,000 and our office and related expenses were $32,000 for the three months ended June 30, 2001, compared to $318,000, $291,000 and $630,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, our professional fees were $802,000, depreciation and rent was $192,000 and our office and related expenses were $57,000, compared to $725,000, $706,000 and $1.0 million for the six months ended June 30, 2000. Stock based compensation decreased to $2,500 for the three months ended June 30, 2001, compared to $21,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, stock based compensation decreased to $29,000, compared to $41,000 for the six months ended June 30, 2000. Stock based compensation for the three and six months ended June 30, 2001 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three and six months ended June 30, 2000 consisted primarily of the immediate vesting of employee stock options.

     AMORTIZATION OF GOODWILL. Amortization for the three and six months ended June 30, 2001 was zero, compared to $1.8 million and $2.8 million for the three and six month periods ended June 30, 2000, respectively. There was no amortization of goodwill during the three and six months ended June 30, 2001 as a result of the write-off of goodwill in the fourth quarter of 2000.

     At December 31, 2000, we determined that the fair market value of certain acquired assets was significantly below their respective carrying values. As a result, we recorded asset impairment charges of $24.9 million in the fourth quarter of 2000.

     OTHER INCOME (EXPENSE). Other income (expense), which consists primarily of interest expense, net of interest earned, decreased 83% to $72,000 for the three months ended June 30, 2001, compared to $431,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, other income (expense) decreased 78% to $158,000 from $714,000. Following our initial public offering in 1999 and continuing through 2000, we invested most of our assets in cash or cash equivalents, which are either debt instruments of the U.S. Government, its agencies, or high quality commercial paper. Interest income will decrease over time as cash is used to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditor's report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are as of August 6,
2001) on our consolidated financial statements for 2000 stating that our recurring losses, accumulated deficit and our inability to successfully execute our business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment-banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in us or a merger or the sale of all or a significant portion of our business.

As of June 30, 2001, we had $5.7 million in cash and cash equivalents and no short term investments, compared to $3.9 million and $10.0 million, respectively at June 30, 2000. On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999, we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. In March 2000, we raised $9.0 million by issuing 1,428,571 shares of the our common stock to Gateway Companies, Inc.

Net cash provided by operations for the six months ended June 30, 2001, consisted of a net loss of $2.2 million, $2.4 million net proceeds from the sale of trading securities and the collection of $1.1 million of the other receivable and other current assets. Net cash used in operations for the six months ended June 30, 2000 consisted of a net loss of $18.9 million, $12.1 million net proceeds from the sale of trading securities, an increase in prepaid expenses of $1.1 million, an increase in other assets of $6.7 million, a decrease in accrued liabilities of $638,000 and a decrease in accounts payable of $1.3 million offset by non-cash expenses for the depreciation of fixed assets and amortization of $3.4 million and amortization of prepaid marketing services and deferred advertising of $2.3 million. Net cash provided by operations for the six months ended June 30, 2001 primarily resulted from the curtailment of the Company's operations.

Net cash provided by investing activities amounted to $277,000 for the six months ended June 30, 2001 and $8,600 for the six months ended June 30, 2000. The $277,000 resulted from the sale of assets held for sale.

Net cash provided by financing activities was zero for the six months ended June 30, 2001 and $7.0 million for the six months ended June 30, 2000. The Company was unable to raise any capital during the six months ended June 30, 2001.

As of December 31, 2000, we had commitments under non-cancelable operating leases for office facilities requiring payments of $629,000 through the end of the longest-term agreement scheduled to expire in November 2002. However, as a result of our reduction in our work force and inability to execute our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under the lease, including any and all future amounts to be paid thereunder. We are required to vacate the property on the earlier to occur of October 31, 2001, or upon 30-days prior written notice from the landlord. As of September 20, 2001, we have not received a written notice to vacate.

We expect to continue to incur costs, particularly general and administrative costs during the third and fourth quarters of 2001, including our website administration of approximately $2,000 per month, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2001. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa during that period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

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

     WE HAVE FAILED TO EXECUTE OUR BUSINESS PLAN, ARE NOT CURRENTLY GENERATING NEW REVENUE AND EXPECT FUTURE LOSSES.

We have never been profitable and have failed to execute our business plan. We have incurred losses and experienced negative operating cash flow for each month since our formation. As of June 30, 2001, we had an accumulated deficit of approximately $98.9 million. Our operating history and the general downturn of the Internet market in which we operate our business makes predictions of our future results of operations difficult or impossible. In addition, because we elected to substantially reduce our operations and terminate most of our employees we are not currently generating any new revenue, nor do we have employees, equipment, or any plan in place which would allow us to begin generating any new revenue in the foreseeable future. The limited revenue we do have will not cover our expenses in the foreseeable future and we do not believe we will be able to raise additional capital or debt financing. As a result, we will continue to incur significant losses and eventually may be required to liquidate if our proposed merger is not consummated.

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

EMPLOYEES

As of September 20, 2001, we had 3 employees and one full-time and several part-time contractors. We continue to review the size of our work force in light of our evolving business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have any derivative financial instruments as of June 30, 2001. We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk. Our interest income arising from these investments is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and trading securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds). As of June 30, 2001, a 10 basis point change in interest rates would have a potential impact on our interest earnings of less than $2,000 for the three months ended June 30, 2001, which is clearly immaterial to our consolidated financial statements.

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

     None

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on September 24, 2001.


                                        quepasa.com, inc.

                                        By: /s/ Gary L. Trujillo
                                            ---------------------------
                                        Name: Gary L. Trujillo
                                        Title: President, Chief Executive
                                        Officer and Chairman of the Board of
                                        Directors (PRINCIPAL EXECUTIVE OFFICER)


                                        By: /s/ Robert J. Taylor
                                            ---------------------------
                                        Name:  Robert J. Taylor
                                        Title: Chief Financial Officer
                                        (PRINCIPAL FINANCIAL OFFICER)