Form 10-Q
period 2001-09-30
QUEPASA COM INC
filed 2001-11-14
CIK 1078099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-Q

(MARK ONE)

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                         COMMISSION FILE NUMBER: 0-25565

                                QUEPASA.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA                              84-0879433
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     7904 E. CHAPARRAL RD., STE. A110                      85250
     PMB 160, SCOTTSDALE, AZ                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 480-949-3749

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes / / No /X/

  The number of outstanding shares of the registrant's Common Stock as of November 14, 2001 was approximately 17,763,291 shares.

                                QUEPASA.COM, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                                       PAGE NO.
Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
                and December 31, 2000.........................................................................1

              Condensed Consolidated Statements of Operations for the Three and Nine Months
                Ended September 30, 2001 and 2000 (unaudited).................................................2

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2001 and 2000 (unaudited).......................................................3

              Notes to Condensed Consolidated Financial Statements............................................4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations .........17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................................28

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................28

Item 2.       Changes in Securities and Use of Proceeds......................................................28

Item 3.       Defaults Upon Senior Securities................................................................28

Item 4.       Submissions of Matters to a Vote of Security Holders...........................................28

Item 5.       Other Information..............................................................................29

Item 6.       Exhibits and Reports on Form 8-K...............................................................29

Signatures    ...............................................................................................30

                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       QUEPASA.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,
                                                                                      2001              DECEMBER 31,
                                   ASSETS                                         (UNAUDITED)               2000
                                                                              ------------------    --------------------
Current assets:
    Cash and cash equivalents                                                 $      5,098,318     $       3,940,232
    Trading securities                                                                      --             2,393,964
    Accounts receivable, net of allowance for doubtful accounts
       of $176,717 and $184,100, respectively                                            3,982               242,275
    Other receivable                                                                        --               981,870
    Prepaid expenses                                                                   131,885               302,242
    Other current assets                                                                    --               158,421
                                                                              ------------------    -------------------
                   Total current assets                                              5,234,185             8,019,004

Property and equipment, net                                                                 --               103,244
Assets held for sale                                                                     5,000               282,000
                                                                              ------------------    -------------------
                                                                              $      5,239,185     $       8,404,248
                                                                              ==================    ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $        190,356     $         354,743
    Accrued liabilities                                                                122,147               149,344
    Deferred revenue                                                                    50,223               202,292
                                                                              ------------------    -------------------
                   Total current liabilities                                           362,726               706,379
                                                                              ------------------    -------------------
Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, $0.001 par value  -
       none issued or outstanding                                                           --                    --
    Common stock, authorized 50,000,000 shares; $0.001 par value;
       17,763,291 shares issued and outstanding at September 30, 2001
       and December 31, 2000                                                            17,763                17,763
    Additional paid-in capital                                                     104,451,784           104,420,534
    Accumulated deficit                                                            (99,593,088)          (96,740,428)
                                                                              ------------------    -------------------
                   Total stockholders' equity                                        4,876,459             7,697,869
                                                                              ------------------    -------------------
                                                                              $      5,239,185     $       8,404,248
                                                                              ==================    ===================

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------    -----------------------------------
                                                                2001               2000               2001               2000
                                                          ----------------  ----------------    --------------     ----------------
Gross revenue                                             $      30,134     $       885,677     $     177,334  $        2,428,330
Less commissions                                                     --             (45,975)           (2,636)           (185,509)
                                                          ----------------  ----------------    --------------     ----------------
                       Net revenue                               30,134             839,702           174,698           2,242,821
                                                          ================  ================    ==============     ================
Operating expenses:
     Product and content development                             16,544           1,645,177           392,487           5,143,178
     Advertising and marketing                                       --           4,219,136           421,845          15,405,918
     General and administrative                                 770,464           1,426,354         2,425,438           4,821,355
     Amortization of goodwill                                        --           1,752,229                --           4,583,847
                                                          ----------------  ----------------    --------------     ----------------
                       Total operating expenses                 787,008           9,042,896         3,239,770          29,954,298
                                                          ----------------  ----------------    --------------     ----------------
Loss from operations                                           (756,874)         (8,203,194)       (3,065,072)        (27,711,477)
                                                          ----------------  ----------------    --------------     ----------------
Other income (expense):
     Interest expense                                              (315)             (2,214)           (2,254)            (53,461)
     Interest income and other                                   54,925             194,398           228,870           1,096,347
     Realized and unrealized loss on trading securities              --              (3,018)          (14,204)           (140,127)
                                                          ----------------  ----------------    --------------     ----------------
                       Other income, net                         54,610             189,166           212,412             902,759
                                                          ----------------  ----------------    --------------     ----------------
Loss before the cumulative effect of a change in
     accounting principle                                      (702,264)         (8,014,028)       (2,852,660)        (26,808,718)

Cumulative effect of a change in accounting principle                --                  --                --             (64,583)
                                                          ----------------  ----------------    --------------     ----------------
                       Net loss                           $    (702,264)         (8,014,028)       (2,852,660)        (26,873,301)
                                                          ================  ================    ==============     ================
Loss per share before cumulative effect of a change in
     accounting principle, basic and diluted              $       (0.04)    $         (0.45)    $      (0.16)  $            (1.56)
                                                          ----------------  ----------------    --------------     ----------------
Net loss per share, basic and diluted                     $      (0.04)$             (0.45)     $      (0.16)  $            (1.57)
                                                          ================  ================    ==============     ================
Weighted average number of shares
     outstanding, basic and diluted                          17,763,291          17,763,291        17,763,291          17,146,753
                                                          ================  ================    ==============     ================

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ------------------------------------
                                                                                             2001                 2000
                                                                                       -----------------    ----------------
Cash flows from operating activities:
    Net loss                                                                        $    (2,852,660)    $     (26,873,301)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                     103,244             6,348,242
          Stock based compensation                                                           31,250                61,638
          Forgiveness of forgivable loans                                                        --               333,703
          Amortization of prepaid marketing services                                             --             2,211,715
          Amortization of deferred advertising                                                   --               766,666
          Short-term gain on trading securities                                                  --                (2,820)
          Realized and unrealized loss on trading securities                                 14,204               140,127
          Cumulative effect of change in accounting principle                                    --                64,583
          Increase (decrease) in cash resulting from changes in assets and liabilities:
             Sale of trading securities, net                                              2,379,760            14,907,879
             Accounts receivable                                                            238,293              (158,108)
             Prepaid expenses                                                               170,357               195,597
             Other receivable and other current assets                                    1,140,291            (6,816,377)
             Accounts payable                                                              (164,387)           (2,190,065)
             Accrued liabilities                                                            (27,197)             (826,949)
             Deferred revenue                                                              (152,069)               74,791
                                                                                       -----------------    ----------------
                   Net cash provided by (used in) operating activities                      881,086           (11,762,679)
                                                                                       -----------------    ----------------
Cash flows from investing activities:
    Proceeds from assets held for sale                                                      277,000                    --
    Cash paid for acquisitions                                                                   --              (238,793)
    Cash received in acquisition                                                                 --               578,730
    Purchase of property and equipment                                                           --              (239,516)
                                                                                       -----------------    ----------------
                   Net cash provided by investing activities                                277,000               100,421
                                                                                       -----------------    ----------------
Cash flows from financing activities:
    Proceeds from issuance of stock                                                              --             9,000,000
    Proceeds from exercise of stock options                                                      --               367,801
    Proceeds from draws on line of credit                                                        --                12,286
    Payments on notes payable                                                                    --            (2,382,669)
                                                                                       -----------------    ----------------
                   Net cash provided by financing activities                                     --             6,997,418
                                                                                       -----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                      1,158,086            (4,664,840)

Cash and cash equivalents, beginning of year                                              3,940,232             6,961,592
                                                                                       =================    ================
Cash and cash equivalents, end of period                                            $     5,098,318     $       2,296,752
                                                                                       =================    ================
Supplemental disclosure of non-cash operating, financing and investing activities:

    Interest paid                                                                   $         2,254     $          32,175
                                                                                       =================    ================
    Barter transactions                                                             $            --     $       1,153,633
                                                                                       =================    ================
    Notes payable assumed in acquisitions                                           $            --     $       2,370,383
                                                                                       =================    ================
    Issuance of stock in acquisition                                                $            --     $      20,073,032
                                                                                       =================    ================

See accompanying notes to condensed consolidated financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                           September 30, 2001 and 2000

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

     (2)  LIQUIDITY

          To date, the Company's expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company's auditors issued their independent auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the December 31, 2000 consolidated financial statements, which are as of August 6, 2001) stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and management is considering alternatives for the Company, all of which raise substantial doubt about its ability to continue as a going concern.

          By April 30, 2001, the Company downsized its workforce to three individuals, disposed of certain assets, and continues to terminate long-term commitments. Management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate through the second quarter of 2002. Management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities. On August 6, 2001, the Company executed an agreement to merge with an unrelated entity (see note 4).

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

          Gross revenue increased by $63,334 for the three months ended September 30, 2000 and decreased by $138,958 for the nine months ended September 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. In addition, a cumulative effect of a change in accounting principle in the amount of $64,583 has been recognized. Refer to note 4 under "revenue recognition" in the Company's Form 10-K as of and for the year-ended December 31, 2000.

     (4)  MERGER AGREEMENT

          On August 6, 2001, the Company entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. In the merger, each share of quepasa common stock will be converted into one share of Great Western common stock.

          Immediately following the merger the Company's current shareholders would own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole shareholder, would own approximately 51% of Great Western. In addition, Amortibanc holds warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (including an aggregate of 400,000 stock options with an exercise price of $0.15 per share held by our directors and President, but not including quepasa options or warrants that are considerably out of the money). Amortibanc's warrant is exercisable at any time, and from time to time for ten years following the merger closing. Under the terms of the warrant, Amortibanc may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Amortibanc may purchase shares by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

          Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger will be accounted for using the purchase method of accounting. The merger is subject to certain closing conditions, including quepasa stockholder approval. There can be no assurance that the Company will consummate the merger transaction.

     (5)  SIGNIFICANT TRANSACTIONS AND WORKFORCE REDUCTIONS

          On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase an additional 681,818 shares of common stock exercisable upon credito.com's achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to the Company. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. As a result, the unamortized balance of goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

          On January 28, 2000, the Company acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of the Company's common stock valued at $14.09 per share, and assumption of a $1.25 million promissory note. The note payable was due on January 28, 2002, and had a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years. This note was paid in full on May 8, 2000. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced on December 20, 1999. Contingent consideration consisted of an additional 681,818 shares of common stock which were held in escrow to be released to the seller pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition. The contingencies were not met, and consequently, these shares were returned to quepasa subsequent to year-end and cancelled. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. On December 27, 2000, the Company's Board of Directors approved the development of a plan of liquidation and sale of the Company's assets in the event that no strategic transaction involving the Company could be achieved. Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

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

          In the fourth quarter of 2000, the Company halted virtually all-promotional activities to conserve cash. In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss. The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities. However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing. Only a small number of the computers had been used in promotional activities at that time. In the fourth quarter of 2000, the Company's Board of Directors instructed management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above. The Company recognized $158,421 of expense related to the donation of its remaining 200 computers to a third party during the first quarter of 2001. At March 31, 2001, the Company had no computer inventory remaining.

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

          In December 1999, RealEstateEspanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the RealEstateEspanol.com website, RealEstateEspanol.com was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, RealEstateEspanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding ("MOU") which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, RealEstateEspanol.com and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

          Under the MOU, among other things, (1) RealEstateEspanol.com was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and
          (3) NAHREP was required, in turn, to deliver the same to RealEstateEspanol.com towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release RealEstateEspanol.com from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, RealEstateEspanol.com (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers in the first quarter of 2001. The $100,000 sponsorship collected in 2000 was amortized over a six-month period through March 31, 2001.

          During the first quarter of 2001, the Company reduced its workforce as part of management's effort to enhance the Company's competitive position, utilize its assets more efficiently, and conserve remaining cash. The Company recognized $44,000 in employee severance and termination costs for the three months ended March 31, 2001, relating to the reduction in the workforce of approximately 17 employees. As of March 31, 2001, all employee severance and termination costs incurred in 2001 had been paid. There were no additional employee severance or termination costs incurred in the second or third quarters of 2001.

     (6)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          (D)  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

               Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended September 30, 2001, one customer accounted for 100% of gross revenue. During the three months ended September 30, 2000, two customers accounted for 19% and 11% of gross revenue. During the nine months ended September 30, 2001, two customers accounted for 51% and 28% of gross revenue. During the nine months ended September 30, 2000, one customer accounted for 18% of gross revenue. No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of the total gross revenue.

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

               Trading and available-for-sale securities are recorded at market value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from trading securities are included in operations and are derived using the specific identification method for determining the cost of securities. All securities held at December 31, 2000 were categorized as trading. The Company had no securities at September 30, 2001.

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

               The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances. The fair value represents market prices negotiated on an arms' length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company's website. Expense from reciprocal services arrangements is recognized when the Company's advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the three months ended September 30, 2001 and 2000, revenue attributable to reciprocal services totaled zero and approximately $428,000, respectively, and related expenses totaled zero and approximately $428,000, respectively. During the nine months ended September 30, 2001 and 2000, revenue attributable to reciprocal services totaled zero and approximately $1.2 million, respectively, and related expenses totaled zero and approximately $1.2 million, respectively.

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

               In March 2000, EITF No. 00-02, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS, was issued which addresses how an entity should account for costs incurred in website development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF 00-02 was effective on and after June 30, 2000, although early adoption was encouraged. The adoption of EITF No. 00-02 did not have a material impact on the Company's consolidated financial statements.

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

          (P)  ADVERTISING COSTS

               Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for the three months ended September 30, 2001 and 2000 totaled zero and $1.5 million, respectively. Advertising costs for the nine months ended September 30, 2001 and 2000 totaled $23,000 and $6.1 million, respectively. The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

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

     (7)  COMMITMENTS

          (A)  EMPLOYMENT AGREEMENTS

               The Company has entered into employment and other agreements with its executive officer and four non-employee directors. Under the terms of the employment agreement with its remaining employee, the Company and the other parties thereto agreed to various provisions relating to base salary, forgivable loans and severance and bonus arrangements. The Company recognized the forgivable loans ratably as expense over the full loan period, or earlier, if the loan is forgiven on the date of the particular employee's termination of employment with the Company, according to such employee's employment agreement.

               In the event of a change of control or liquidation, the Company may be required to pay up to a maximum of $300,000 in severance payments under the Company's existing employment agreements with its remaining officer and other agreements with its four non-employee directors as follows:

               Robert J. Taylor's employment agreement terminates on its own terms on March 8, 2002, but the Company may terminate his employment for any reason, with or without cause. On October 10, 2001, Taylor and the Company amended Taylor's employment agreement to provide for a bonus payment in the amount of $100,000, which is payable to Taylor upon the earlier to occur of
               (a) a change of control, (b) March 8, 2002 or (c) termination without cause by the Company. In addition, upon the closing of the merger with Great Western Land and Recreation Inc., all of Taylor's 193,334 unvested options will become fully vested and exercisable.

               A change of control in the Company will also trigger a cash payment due to the Company's four non-employee directors. As of March 2001, the Company agreed to pay each non-employee director a payment of $50,000 for past and current services, payable only upon any change of control in or liquidation of the Company. In addition, 200,000 unvested options previously granted to the non-employee directors with an exercise price of $0.15 per share will become fully vested and exercisable.

               During October 2001, the Company's chief executive officer agreed to terminate his employment with the Company (see Note 10).

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

               During 2000 and 1999, the Company was a party to a sponsorship agreement with the Arizona Diamondbacks major league baseball team. A director of the Company serves as the Arizona Diamondbacks' Chief Executive Officer and General Manager. Under this agreement, the Company received English and Spanish television and radio broadcast time, ballpark signage, and Internet and print promotions for an annual sponsorship fee of $1.5 million which was payable in cash during each season. This agreement was not renewed for the 2001 season. The $1.5 million annual sponsorship fee was recognized as expense ratably over the 1999 and 2000 baseball seasons.

          (C)  CONTENT AND WEBSITE ADMINISTRATION

               During 2000, 1999 and 1998, the Company had various agreements with third parties to provide content to the Company's website and incurred license fee expense of zero and $403,000 for the three months ended September 30, 2001 and 2000, respectively. The Company incurred license fee expense of $17,000 and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. The Company paid $41,000 during the three months ended March 31, 2001 to terminate all content development agreements. The Company has outsourced the hosting and administration of its website for approximately $2,000 per month.

     (8)  CONTINGENCIES

          In February 2001, the Company initiated arbitration against Telemundo to defend the enforceability of an agreement between us, and submitted a damages claim for $4.3 million, plus reasonable attorneys' fees and costs. Alleging that the Company breached the agreement by failing to develop and maintain the Telemundo web site, Telemundo asserted a damages claim in the arbitration for $655,000, plus reasonable attorneys' fees and costs. The Company does not believe that it has breached the agreement and intends to vigorously assert its rights thereunder, particularly its right to use or transfer any unused advertising credits. Arbitration proceedings were held in October 2001. While the Company believes it will be successful in the arbitration proceeding, there can be no assurance that it will succeed. Accordingly, the accompanying consolidated financial statements do not include a provision for loss, if any, that might result from the ultimate outcome of this matter.

          On November 1, 2001 an action was filed against quepasa in the First Judicial District Court of the State of Nevada by five quepasa stockholders, Mark Kucher, Gregory Steers, Nick Tintor, Bruce Randle and Michael Silberman. The filing seeks an order compelling quepasa to hold an annual meeting of stockholders to elect directors, enjoining quepasa from closing the merger with Great Western until its annual meeting has taken place and prohibiting quepasa from selling, leasing, exchanging or dissipating its assets until its annual meeting has taken place. The action is based upon provisions of quepasa's bylaws and Nevada corporate law that provide that under certain circumstances stockholders may seek an order that a stockholder meeting be held. On November 13, 2001, quepasa removed the action to the United States District Court for the District of Nevada. As previously announced, quepasa will hold an annual meeting of stockholders following clearance by the Securities and Exchange Commission of the combined proxy statement and registration statement filed by quepasa and Great Western on October 16, 2001. At this meeting, directors will be elected and the merger with Great Western will be voted on by the stockholders. Also as previously announced, stockholder approval is required before the Great Western merger can close.

          The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

     (9)  LOSS PER SHARE

          A summary of the reconciliation from basic loss per share to diluted loss per share follows for the three and nine months ended
          September 30, 2001 and 2000:

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -------------------------------  ------------------------------
                                                            2001              2000           2001            2000
                                                        -------------     -------------  -------------  ---------------

          Loss before cumulative effect of a
          change in accounting principle           $       (702,264)  $   (8,014,028)  $ (2,852,660)  $  (26,808,718)
                                                        =============     =============  =============  ===============

          Net loss                                 $       (702,264)  $   (8,014,028)  $ (2,852,660)  $  (26,873,301)
                                                        =============     =============  =============  ===============


          Weighted average number of shares
          outstanding, basic and diluted                 17,763,291       17,763,291     17,763,291       17,146,753
                                                        =============     =============  =============  ===============


          Loss per share before cumulative
          effect of a change in accounting
          principle, basic and diluted             $       (.04)      $      (.45)     $    (.16)     $     (1.56)
                                                        =============     =============  =============  ===============

          Basic and diluted net loss per share     $       (.04)      $      (.45)     $    (.16)     $     (1.57)
                                                        =============     =============  =============  ===============

          Stock options not included in diluted
          EPS since antidilutive                         2,142,500         3,105,475      2,142,500        3,105,475
                                                        =============     =============  =============  ===============

          Warrants not included in dilutive EPS
          since antidilutive                              400,000          2,081,818       400,000         2,081,818
                                                        =============     =============  =============  ===============

     (10) SUBSEQUENT EVENTS

          On August 1, 2001, we and our landlord agreed to terminate the lease for our corporate headquarters, which expires on November 30, 2002, for a $130,000 lump sum payment. Our rent under the lease would have been $416,000 for the period between August 1, 2001 and November 30, 2002. Our attempts to sublet the space were unsuccessful because of the softening office rental market in Phoenix. We vacated the space on October 31, 2001, relocating our corporate headquarters to a significantly smaller site that we have rented on a month-to-month basis, free of charge.

          On October 3, 2001, Gary L. Trujillo agreed to terminate his employment with the Company, effective October 15, 2001. Mr. Trujillo remains Chairman and as a director of the Company. As part of his termination agreement, Mr. Trujillo received a lump sum payment of $700,000, which constitutes a substantially discounted payment due him under his former employment agreement with the Company.

          On October 11, 2001, the Company loaned Great Western $500,000. This loan bears interest at the prime rate plus 1% and is secured by a pledge of limited liability interests representing a 25% interest in an apartment project in Glendale, Arizona.

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

    The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

In May 2000, the Company announced its engagement of Friedman, Billings, Ramsey & Co., an investment banking firm, to assist in developing strategic alternatives to maximize stockholder value. Under the terms of the agreement, in exchange for a nonrefundable retainer and other fees and costs, Friedman Billings agreed to, among other things, evaluate the Company and its operations and projected results, conduct comparable company analyses, identify and participate in discussions with potential investors or purchasers, conduct board presentations and provide a fairness opinion, assist the Company with the liquidation of certain assets and distribution thereof to the Company's stockholders and provide other customary investment banking services. That Agreement was amended on March 22, 2001 and again on September 5, 2001, primarily, to modify the compensation terms. Accordingly, under the terms of the current agreement, as amended, the Company paid Friedman Billings a total nonrefundable retainer of $200,000 and is required to pay, in cash, a minimum "Success Fee" of $150,000 which is to be calculated based on the type of transaction consummated; provided, that, if the Success Fee, when calculated, is greater than $350,000, the Company is required to pay Friedman Billings $350,000 payable in cash, plus an amount payable in warrants of the surviving corporation/merger partner. In that event, the warrant amount shall be determined by dividing the dollar amount of the Success Fee in excess of $350,000 by the Company's closing stock price on the day the Purchase Transaction (including the Great Western merger) is closed. Similarly, the strike price of the warrants shall be equal to the closing price of the Company's stock price on the closing date. The Company is also obligated to pay for all of Friedman Billings' out-of-pocket expenses up to $150,000.

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

The Company has been unable to develop a revenue stream to support the carrying value of its long-lived and intangible assets. Accordingly, on December 27, 2000, our Board of Directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving the Company can be achieved. As a result, we performed an impairment analysis of all long-lived assets and all identifiable intangibles. Included in our $61.0 million net loss for 2000 is a $24.9 million non-cash asset impairment charge that consists of the following: goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and property and equipment - $1.1 million representing the excess carrying value over sale proceeds. We also recognized a $3.5 million loss on the resale of our computer promotions inventory to Gateway in December 2000. We anticipate that these developments will contribute to a decrease in both our revenue and expenses in future periods as compared to 2000.

In addition, during the first quarter of 2001, the following events occurred:

        -   In January 2001, Alan Sokol resigned from our Board of Directors.

        - Our common stock was delisted from the Nasdaq National Market in January 2001. In March 2001, our common stock began trading on the Over-The-Counter Bulletin Board.

        - We received a cash payment from Gateway, Inc. in January 2001, in an amount equal to $981,870 for the computers that we sold back to Gateway in December 2000.

        - On February 1, 2001, Jose Ronstadt resigned as an officer of the Company.

        - In order to conserve cash and limit the services and content we provide, we (1) terminated most of our strategic relationships with our third-party content and service providers, (2) suspended operations of the eTrato.com and credito.com web sites, (3) outsourced the hosting and administration of the quepasa.com web site for approximately $2,000 per month, and (4) sold substantially all of our furniture, computer and server equipment and office equipment for $277,000 in cash.

        - On March 15, 2001, we granted an aggregate of 400,000 stock options to our remaining officers and directors. The options are exercisable at $.15 per share (representing a 33% premium over the $.10 closing price on March 15, 2001) and vest ratably over a 3-year period, or immediately upon a change of control or liquidation. Of that number, we granted 100,000 to each of Gary Trujillo and Robert Taylor, and 50,000 to each of our four non-employee directors.

        - On March 22, 2001, we agreed to pay each of our four non-employee directors a lump sum payment of $50,000 for prior and current service, upon the occurrence of a Significant Event, defined as a change of control or liquidation of the Company.

During the second quarter of 2001, the following events occurred:

        - As of April 30, 2001, we had reduced our work force from 20 employees at December 31, 2000, to 3 employees, and one full-time and several part-time contractors.

        - In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP's endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

            Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestaeespanol.com website, the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers in the first quarter of 2001. The $100,000 sponsorship collected in 2000 was amortized over a six month period through March 31, 2001.

        -   On June 21, 2001, Michael Weck resigned from our Board of Directors.

        - On June 25, 2001, under the agreement between us and Telemundo, the warrants previously issued to Telemundo to purchase 1,000,000 shares of our common stock at $14.40 per share expired on their own terms. None of the warrants were exercised.

During the third quarter of 2001, the following events occurred:

        - On August 1, 2001, we and our landlord agreed to terminate the lease for our corporate headquarters, which expires on November 30, 2002, for a $130,000 lump sum payment. Our rent under the lease would have been $416,000 for the period between August 1, 2001 and November 30, 2002. Our attempts to sublet the space were unsuccessful because of the softening office rental market in Phoenix. We vacated the space on October 31, 2001, relocating our corporate headquarters to a significantly smaller site that we have rented on a month-to-month basis, free of charge.

        - In 1999, Jeffrey S. Peterson, our former chief executive officer and director, and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provides that until June 24, 2004, Messrs. Seidman and Trujillo shall vote all shares of our common stock covered by the agreement in the same proportion as those shares voted by our unaffiliated stockholders. Previously, Mr. Hubert transferred all of his shares of our common stock. In August 2001, Mr. Peterson transferred all but 70,000 of his shares of our common stock (or an aggregate of 1,261,083 shares). Accordingly, there are currently 70,000 shares in the voting trust.

        - On August 6, 2001, we entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. In the merger, each share of quepasa common stock will be converted into one share of Great Western common stock.

            Immediately following the merger, our current stockholders will own approximately 49% of Great Western and Amortibanc Management, L.C., Great Western's current sole stockholder, will own approximately 51% of Great Western. In addition, Amortibanc holds warrants to purchase 14,827,175 shares of Great Western common stock that, if exercised, would increase its ownership to a maximum of 65% of the outstanding common stock of Great Western on a fully diluted basis (including an aggregate of 400,000 stock options with an exercise price of $0.15 per share held by our directors and President, but not including quepasa options or warrants that are considerably out of the money). Amortibanc's warrant is exercisable at any time, and from time to time, for ten years following the merger closing. Under the terms of the warrant, Great Western may purchase 4,942,392 shares of Great Western common stock for $.30 per share, 4,942,392 shares for $.60 per share and 4,942,391 shares for $1.20 per share. Great Western may purchase the stock by paying cash for such shares or by surrendering the right to receive a number of shares having an aggregate market value equal to the purchase price for such shares.

            Following the merger, the combined company's common stock will be publicly traded under the Great Western name. The merger will be accounted for using the purchase method of accounting. The merger is subject to certain closing conditions, including quepasa stockholder approval. There can be no assurance that we will consummate the merger transaction.

        - On September 24, 2001, we filed our final responses to comments that we received from the SEC in connection with our 1999 Form 10-K and 2000 Form 10-Q's. We simultaneously filed all remaining delinquent documents required to be filed with the SEC. As of November 14, 2001, we are current on all of our required securities filings.

        - In September 2001, because we were not current in making our 1934 Securities and Exchange Act filings with the Securities and Exchange Commission pending resolution of the comments, our common stock was de-listed from the OTC and now trades in the "pink sheets."

Subsequent to the third quarter of 2001, the following events occurred:

        - On October 3, 2001, Gary L. Trujillo agreed to terminate his employment with the Company, which termination was effective October 15, 2001. Mr. Trujillo remains Chairman and a director of the Company. As part of his termination agreement, Mr. Trujillo received a lump sum payment of $700,000, which constitutes a substantially discounted payment due him under his former employment agreement with the Company. Robert Taylor, the Company's Chief Financial Officer, was appointed President. The Company amended Mr. Taylor's employment agreement to provide a bonus payment in the amount of $100,000, in lieu of any severance payment, to be payable on the earlier of (a) an event constituting a change of control, (b) March 8, 2002 or (c) termination without cause by the Company. In addition, effective March 8, 2002, Mr. Taylor's salary will be reduced to $125,000.

        - On October 11, 2001, in connection with an amendment to the merger agreement, we loaned Great Western $500,000. The loan bears interest at the prime rate plus 1% and is secured by a pledge of limited liability company interests owned by an affiliate of Great Western that represent a 25% interest in an apartment project in Glendale, Arizona. Interest on the loan is payable quarterly; the first quarterly interest payment was prepaid on October 11, 2001. The loan matures on the earlier of April 11, 2002 or the date the merger agreement is terminated. Great Western may use the proceeds of the loan for working capital, investment in new properties, capital expenditures, purchases of quepasa common stock in open-market or privately negotiated transactions and payment of merger transaction costs.

        - On October 16, 2001, we concluded testimony in a hearing held in connection with the Telemundo Network Group LLC arbitration. The hearing closed on October 30, 2001. The arbitrator is required to issue his decision and the corresponding award to the prevailing party no later than November 30, 2001. As of November 14, 2001, the arbitrator has not issued that decision or award. See Item 3 - Legal Proceedings in our Annual Report on Form 10-K filed on September 20, 2001, for background information concerning our arbitration with Telemundo Network Group LLC.

        - On October 16, 2001, we filed a form PREM14A Preliminary Proxy Statement with the SEC related to our proposed merger with Great Western. The document is subject to SEC review and comment before we are permitted to mail the Proxy to our stockholders. We anticipate holding an annual meeting early in the first quarter of 2002 to, among other things, allow stockholders to vote on the proposed merger.

We have been unsuccessful in executing our business plan and developing a revenue stream to support the carrying value of our long-lived and intangible assets, have incurred substantial losses since inception and have an accumulated deficit of $99.6 million as of September 30, 2001. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

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

    ADVERTISING REVENUE: For the nine month period ended September 30, 2001, we derived approximately 58% of our net revenues from the sale of advertisements on our web site which are received principally from advertising arrangements under which we receive fixed fees for banners placed on our web site for specified periods of time or for a specified number of delivered ad impressions. During the first quarter of 2001, we discontinued the use of our banner ad software and sought a third-party outsourcer for our banner ad sales and service. As of November 14, 2001, we have been unsuccessful in retaining a third-party outsourcer for our banner ad sales and service, and are not currently generating new advertising sales.

    SPONSORSHIP REVENUE. For the nine month period ended September 30, 2001, we derived approximately 42% of our net revenue from the sale of sponsorships for certain areas or exclusive sponsorship rights for certain areas within our web site. These sponsorships typically cover periods up to 1 year. We recognize revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded web site), ratably over the life of the related agreement. Payments received from sponsors before the advertisements are displayed on our web site are recorded as deferred revenue. We have not received any new sponsorship sales on our website during the nine month period ended September 30, 2001, and do not anticipate new sponsorship sales for the foreseeable future.

  Our principal expenses are: Product and Content Development, Advertising and Marketing and General and Administrative.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Our results of operations for the three and nine months ended September 30, 2001 and 2000 were characterized by expenses that significantly exceeded revenues during such periods. We reported a net loss of $702,000 for the three months ended September 30, 2001, compared to a net loss of $8.0 million for the three months ended September 30, 2000 and reported a net loss of $2.9 million for the nine months ended September 30, 2001, compared to a net loss of $26.9 million for the nine months ended September 30, 2000. During the three and nine months ended September 30, 2001, we focused on reducing our cash expenses in all operation areas, including product and content, marketing and advertising, personnel and general and administrative expenses.

During the periods from December 31, 2000 through September 30, 2001, in order to conserve cash, we:

    - reduced our employee count from 20 to 3 professionals, as compared to 72 professionals as of September 30, 2000;

    - suspended the web site operations of eTrato.com, inc., an online auction web site linking Hispanic buyers and sellers of goods and services, and credito.com, inc., a Spanish language Internet web site providing personal credit content and information. We acquired eTrato and credito in January 2000;

    - outsourced the hosting and administration of the quepasa.com web site for approximately $2,000 per month; and

    - terminated most of our strategic relationships with our third party content and service providers.

NET REVENUES

Net revenue decreased 96% to $30,000 for the three months ended September 30, 2001 from $840,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net revenues decreased 92% to $175,000 from $2.2 million for the nine months ended September 30, 2000. The decrease in revenue resulted from the Company's curtailment of operations and the reduction of advertising on our website.

OPERATING EXPENSES

         PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses decreased 99% to $17,000 for the three months ended September 30, 2001, compared to $1.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our product and content development expenses decreased 92% to $392,000 from $5.1 million for the nine months ended September 30, 2000. For the three and nine months ended September 30, 2001 and 2000, the period-to-period decrease was principally attributable to:

    - a decrease in personnel costs relating to the development of content and technological support to (a) zero for the three months ended September 31, 2001, compared to $740,000 for the three months ended September 30, 2000 and (b) $85,000 for the nine months ended September 31, 2001, compared to $2.3 million for the nine months ended September 30, 2000;

    -  a reduction in the products and content we provide;

    - the suspension of the operation of the eTrato.com and credito.com web sites;

    - the outsourcing of the hosting and administration of the quepasa.com and realestateespanol.com web sites; and

    - termination of most of our strategic relationships with third-party content and service providers.

         ADVERTISING AND MARKETING EXPENSES. Our marketing, advertising and sales expenses decreased 100% to zero for the three months ended September 30, 2001, compared to $4.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, marketing, advertising and sales expenses decreased 97% to $422,000 from $15.4 million for the nine months ended September 30, 2000. For the three and nine months ended September 30, 2001 and 2000, the period-to-period decrease was principally attributable to:

    - a decrease in marketing and sales personnel costs to (a) zero for the three months ended September 30, 2001, compared to $585,000 for the three months ended September 30, 2000 and (b) $100,000 for the nine months ended September 30, 2001, compared to $1.9 million for the nine months ended September 30, 2000;

    - a decrease in advertising expenditures amounting to (a) zero for the three months ended September 30, 2001 compared to $1.5 million expended on the maintenance of brand awareness for the three months ended

       September 30, 2000 and (b) $23,000 for the nine months ended September 30, 2001, compared to $6.1 million for the nine months ended September 30, 2000; and

    - a decrease in the amortization of the NetZero, Telemundo and Gloria Estefan contracts which approximated $1.5 million and $6.3 million for the three and nine months ended September 30, 2000 and zero in 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses decreased 45% to $770,000 for the three months ended September 30, 2001, compared to $1.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our general and administrative expenses decreased 50% to $2.4 million from $4.8 million for the nine months ended September 30, 2000. For the three and nine months ended September 30, 2001, the period-to-period decrease was principally attributable to a reduction in our work force. Our professional fees, consisting primarily of legal and accounting fees and expenses, were $455,000, depreciation and rent was $76,000 and our office and related expenses were $85,000 for the three months ended September 30, 2001, compared to $132,000, $473,000 and $352,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our professional fees were $1.2 million, depreciation and rent was $269,000 and our office and related expenses were $250,000, compared to $857,000, $1.1 million, and $1.4 million for the nine months ended September 30, 2000. Stock based compensation decreased to $2,500 for the three months ended September 30, 2001, compared to $21,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, stock based compensation decreased to $31,000, compared to $62,000 for the nine months ended September 30, 2000. Stock based compensation for the three and nine months ended September 30, 2001 is comprised of expense recognized in accordance with APB Opinion No. 25, for various employee stock options vesting over time. The expense recognized for the three and nine months ended September 30, 2000 consisted primarily of the immediate vesting of employee stock options.

         AMORTIZATION OF GOODWILL. Amortization for the three and nine months ended September 30, 2001 was zero, compared to $1.8 million and $4.6 million for the three and nine month periods ended September 30, 2000, respectively. There was no amortization of goodwill during the three and nine months ended September 30, 2001 as a result of the write-off of goodwill in the fourth quarter of 2000.

At December 31, 2000, we determined that the fair market value of certain acquired assets was significantly below their respective carrying values. As a result, we recorded asset impairment charges of $24.9 million in the fourth quarter of 2000.

         OTHER INCOME (EXPENSE). Other income (expense), which consists primarily of interest expense, net of interest earned, decreased 71% to $55,000 for the three months ended September 30, 2001, compared to $189,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, other income (expense) decreased 77% to $212,000 from $903,000. Following our initial public offering in 1999 and continuing through 2000, we invested most of our assets in cash or cash equivalents, which were either debt instruments of the U.S. Government, its agencies, or high quality commercial paper. Interest income will decrease over time as cash is used to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our auditors issued their independent auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are as of August 6, 2001) on our consolidated financial statements for 2000 stating that our recurring losses, accumulated deficit and our inability to successfully execute our business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

From our inception to date, we have relied principally upon equity investments to support the development of our business. We have retained the investment-banking firm of Friedman, Billings, Ramsey & Co., Inc. to explore alternatives including strategic alliances, significant equity investments in us or a merger or the sale of all or a significant portion of our business.

As of September 30, 2001 and November 14, 2001, we had $5.1 million and $3.5 million (after the loan to Great Western and the termination payment to Gary Trujillo), respectively, in cash and cash equivalents and no short term investments, compared to $2.3 million and $7.2 million, respectively, at September 30, 2000. On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999, we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering. In March 2000, we raised $9.0 million by issuing 1,428,571 shares of our common stock to Gateway Companies, Inc.

Net cash provided by operations for the nine months ended September 30, 2001, consisted of a net loss of $2.9 million, $2.4 million net proceeds from the sale of trading securities and the collection of $1.1 million of the other receivable and other current assets. Net cash used in operations for the nine months ended September 30, 2000 consisted of a net loss of $26.9 million, $14.9 million net proceeds from the sale of trading securities, a decrease in accrued liabilities of $827,000 and a decrease in accounts payable of $2.2 million offset by a decrease in other assets of $6.8 million, and non-cash expenses for the depreciation of fixed assets and amortization of $6.3 million and amortization of prepaid marketing services and deferred advertising of $3.0 million. Net cash provided by operations for the nine months ended September 30, 2001 primarily resulted from the curtailment of the Company's operations.

Net cash provided by investing activities amounted to $277,000 for the nine months ended September 30, 2001 and $100,000 for the nine months ended September 30, 2000. The $277,000 resulted from the sale of assets held for sale.

Net cash provided by financing activities was zero for the nine months ended September 30, 2001 and $7.0 million for the nine months ended September 30, 2000. The Company was unable to raise any capital during the nine months ended September 30, 2001.

As of December 31, 2000, we had commitments under non-cancelable operating leases for office facilities requiring payments of $629,000 through the end of the longest-term agreement scheduled to expire in November 2002. However, as a result of a reduction in our work force and inability to execute our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under the lease, including any and all future amounts to be paid thereunder. Under the terms of that agreement, because we did not receive earlier notice to vacate from our landlord, as of October 31, 2001, we vacated the property and are currently subletting space, free of charge, from our proposed merger partner, Great Western.

We expect to continue to incur costs, particularly general and administrative costs during the fourth quarter of 2001, primarily consisting of legal and accounting fees and expenses, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2001. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa during that period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which we expect to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is required in a purchase business combination completed after June 30, 2001 will not be amortized but will continue to be evaluated for impairment in accordance wit the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Management does not believe that adoption of Statements 141 and 142 will have a material impact on our consolidated financial statements.

On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operation of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position.

RISK FACTORS

You should carefully consider the risks described below.

   WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

Our consolidated financial statements as of December 31, 2000 have been prepared on the assumption that we will continue as a going concern. Our auditors issued their independent auditors' report dated May 8, 2001 (except as to the second paragraph of Note 10(a) and Note 16 to the consolidated financial statements, which are dated as of August 6, 2001) stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has not been able to successfully execute its business plan, and is considering liquidating the Company, all of which raise substantial doubt about our ability to continue as a going concern.

   THERE CAN BE NO ASSURANCES THAT THE PROPOSED MERGER WILL BE CONSUMMATED, AND FAILURE TO COMPLETE THE MERGER COULD HAVE SUBSTANTIAL CONSEQUENCES TO THE COMPANY.

On August 6, 2001, we executed a merger agreement with Great Western Land and Recreation, Inc., an unrelated entity which operates as a privately-held real estate development company. This merger can only be completed, though, if we and our potential merger partner meet all the closing conditions set forth in the definitive merger documents, including, but not limited to, approval by our stockholders, as well as completion of required filings with the Securities and Exchange Commission. There can be no assurances that we or Great Western will be able to meet all of the closing conditions set forth in such definitive merger documents. Regardless of whether an actual merger is consummated, we have incurred and will continue to incur significant expenses negotiating and executing the definitive merger documents and attempting to comply with all the closing conditions. In light of our limited cash reserves and negative operating cash flow, if the merger fails to be completed we may have no option other than to liquidate.

   WE HAVE FAILED TO EXECUTE OUR BUSINESS PLAN, ARE NOT CURRENTLY GENERATING NEW REVENUE AND EXPECT FUTURE LOSSES.

We have never been profitable and have failed to execute our business plan. We have incurred losses and experienced negative operating cash flow for each month since our formation. As of September 30, 2001, we had an accumulated deficit of approximately $99.6 million. Our operating history and the general downturn of the Internet market in which we operate our business makes predictions of our future results of operations difficult or impossible. In addition, because we elected to substantially reduce our operations and terminate most of our employees we are not currently generating any new revenue, nor do we have employees, equipment, or any plan in place which would allow us to begin generating any new revenue in the foreseeable future. The limited revenue we do have will not cover our expenses in the foreseeable future and we do not believe we will be able to raise additional capital or debt financing. As a result, we will continue to incur significant losses and eventually may be required to liquidate if our proposed merger is not consummated.

   WE HAVE SUBSTANTIALLY REDUCED OUR OPERATIONS AND TERMINATED MOST OF OUR EMPLOYEES.

During the period from December 31, 2000 through September 30, 2001, we substantially reduced the extent and scope of our operations. In order to conserve cash and limit the services and content we provide, we terminated most of our strategic relationships with our third-party content and service providers, suspended operations of the eTrato.com and credito.com websites, outsourced the hosting and administration of the quepasa.com website and sold substantially all of our furniture, computer and server equipment and office equipment. We discontinued the use of our banner advertising software and sought a third-party outsourcer for our banner advertising sales and service, but have been unsuccessful in retaining such a third-party outsourcer. There are no current negotiations taking place with any potential outsourcers at this time and the prospects of obtaining future revenue from this kind of arrangement in the near future is doubtful. In addition, we have reduced our employee count to 2 professionals, as compared to 104 professionals as of March 31, 2000. As a result of this reduction we are currently receiving no new revenue from our website operations.

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

   OUR STOCK PRICE IS HIGHLY VOLATILE.

In the past, our common stock has traded at volatile prices. We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. Our common stock is no longer traded on the Nasdaq National Market but is traded on Pink Sheets. This may make it more difficult to buy or sell our common stock. In addition, our stockholders could find it difficult or impossible to sell their stock or to determine the value of their stock.

EMPLOYEES

As of November 14, 2001, we had 2 employees and one part-time contractor. We continue to review the size of our work force in light of our evolving business plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have any derivative financial instruments as of September 30, 2001. We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk. Our interest income arising from these investments is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and trading securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds). As of September 30, 2001, a 10 basis point change in interest rates would have a potential impact on our interest earnings of less than $2,000 for the three months ended September 30, 2001, which is clearly immaterial to our consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

TELEMUNDO ARBITRATION - See Item 3 - Legal Proceedings in our Annual Report on Form 10-K filed on September 20, 2001, for background information concerning our arbitration with Telemundo Network Group LLC. On October 16, 2001, we concluded testimony in an arbitration hearing with Telemundo Network Group LLC. The hearing officially closed on October 30, 2001. The arbitrator is required to issue his decision and any corresponding award to the prevailing party no later than November 30, 2001. As of November 14, 2001, the arbitrator has not issued his decision or any award.

STOCKHOLDER MEETING LITIGATION -- On November 1, 2001 an action was filed against quepasa in the First Judicial District Court of the State of Nevada by five quepasa stockholders, Mark Kucher, Gregory Steers, Nick Tintor, Bruce Randle and Michael Silberman. The filing seeks an order compelling quepasa to hold an annual meeting of stockholders to elect directors, enjoining quepasa from closing the merger with Great Western until its annual meeting has taken place and prohibiting quepasa from selling, leasing, exchanging or dissipating its assets until its annual meeting has taken place. The action is based upon provisions of quepasa's bylaws and Nevada corporate law that provide that under certain circumstances stockholders may seek an order that a stockholder meeting be held. On November 13, 2001, quepasa removed the action to the United States District Court for the District of Nevada. As previously announced, quepasa will hold an annual meeting of stockholders following clearance by the Securities and Exchange Commission of the combined proxy statement and registration statement filed by quepasa and Great Western on October 16, 2001. At this meeting, directors will be elected and the merger with Great Western will be voted on by the stockholders. Also as previously announced, stockholder approval is required before the Great Western merger can close.

From time to time, we are involved in various other legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS.

                               EXHIBIT
                                NUMBER                       DESCRIPTION OF DOCUMENT
                               -------                      ------------------------
                                 10.01     Termination Agreements for Arizona Center Lease, dated
                                           August 1, 2001 and October 1, 2001
                                 10.02     Financial Advisor Agreement between quepasa.com,, inc.
                                           and Friedman, Billings, Ramsey & Co., Inc., dated
                                           December 28, 1999, and amendments
                                           thereto dated March 22, 2001 and
                                           September 5, 2001
                                 10.03     Great Western - Promissory Note
                                 10.04     Great Western  - Guaranty
                                 10.05     Great Western - Pledge Agreement

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, State of Arizona, on November 14, 2001.

                                       quepasa.com, inc.

                                       By: /s/ Robert J. Taylor
                                          -------------------------------------
                                       Name:  Robert J. Taylor
                                       Title: President, Chief Financial Officer
                                       (PRINCIPAL FINANCIAL OFFICER)