Form 10-K
period 2001-12-31
QUEPASA COM INC
filed 2002-03-12
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-25565

quepasa.com, inc.

(Exact name of registrant as specified in its charter)

Nevada	84-0879433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7904 E. Chaparral Rd., Ste A-110, PMB 160 Scottsdale, AZ	85250
(Address of principal executive offices)	(Zip Code)

480-949-3749
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None.	None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 219.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,316,099.29, based upon the price of the last trade of the common stock as indicated by an over-the-counter bulletin board, which reflects the average bid and asked prices, on March 1, 2002 of $0.135 per share.

The number of outstanding shares of the registrant’s common stock as of March 1, 2002 was approximately 17,163,291 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data.  We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, and the outcome of any contingencies are forward-looking statements.  These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning.  Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.  Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from our expectations.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued to shareholders in conjunction with the 2002 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Introduction

Historical Background

Formed on June 25, 1997, quepasa.com, inc., a Nevada  corporation, is a bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market.  We provide users with information and content centered around the Spanish language.  Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.  The nominees for our board of directors to be elected in April 2002 intend to discontinue the English language version.

In May 2000, our board of directors announced the engagement of Friedman, Billings, Ramsey & Co., an investment banking firm, to assist us in developing strategic alternatives to maximize shareholder value.  Following the announcement, and during the remainder of 2000 and 2001, in order to conserve cash, we terminated most of our strategic relationships with our third party content and service providers, significantly reduced the products and content we provide, outsourced the hosting and administration of the quepasa.com and realestateespanol.com websites, suspended the operation of the credito.com and eTrato.com websites,  reduced our work force to 2 employees and 2 part-time contractors, and sold substantially all of our furniture, fixtures and equipment, including our internal computer and server equipment.  We continue to review the size of our work force, the products and content we provide and our marketing, sales and general operating costs with a view to conserving cash.

Immediately upon their engagement, Friedman, Billings began actively contacting companies about a merger or sale transaction.  During the period between May 2000 and August 2001, Friedman, Billings had discussions with over 75 companies that ranged from very large, publicly-traded and non-publicly traded diversified companies to small, privately-held, start-up companies.  Friedman, Billings contacted numerous technology companies, including:  large internet service providers and content providers and companies that competed against quepasa in the Hispanic-focused internet portal sector.  Other large companies that were contacted included:  diversified media companies, print media companies, radio media companies, Spanish-speaking television companies and English-speaking television companies, entertainment companies, beverage companies, consumer products companies, fast food conglomerates, automobile manufacturers and their captive finance companies, and domestic and international bank holding companies.  Friedman, Billings contacted companies in the United States, South America, Europe and Asia.

Our accountants issued their independent auditors’ report dated February 27, 2002, stating that quepasa has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, has continued to use cash in its operating activities and is considering alternatives, including liquidation, all of which raise substantial doubt about its ability to continue as a going concern.

Merger Agreement with Great Western Land & Recreation, Inc.

On December 27, 2000, we announced that our board had approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction could be achieved.  Since that time, we actively pursued the sale of our assets and responded to numerous inquiries from interested parties.  In February 2001, Great Western Land and Recreation, Inc., an Arizona-based privately-held real estate development company with holdings in Arizona, New Mexico and Texas, expressed interest in acquiring us.  On February 27, 2001, our board reviewed with management and Friedman, Billings all of the proposals that had been received.  Other than Great Western, the companies interested in a combination with us were small or thinly-capitalized private companies that were operating at a loss and had limited opportunities to raise capital in the current market.  After reviewing the proposals, on February 27, 2001, the board directed management to continue negotiations with Great Western, as it was considerably more financially sound than the other interested parties.

On August 6, 2001, we executed a merger agreement with Great Western and, the following day, publicly announced the agreement to merge.  We immediately began to prepare proxy materials to solicit shareholder approval for  the merger and submitted our proxy materials in preliminary form to the Securities and Exchange Commission for its review.  Our proxy materials also requested that our shareholders authorize the board to liquidate the company in the event the merger was not approved by the shareholders or did not close.

We amended and restated the merger agreement with Great Western on October 11, 2001 because the merger was taking longer than expected to close and, as a result, we were spending more money than we had anticipated.  In connection with the amendment to the merger agreement, quepasa loaned Great Western $500,000 which bears interest at the prime rate plus 1% and matures on the earlier of March 15, 2002 or the date the merger agreement is terminated.  The loan is secured by a pledge of limited liability company interests representing a 25% interest in an apartment project in Glendale, Arizona.

On February 5, 2002, we announced that we terminated the merger agreement because Great Western had materially breached the agreement.  As a result of the termination of the merger agreement, quepasa’s outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan.  We have not yet received repayment of the loan to Great Western.  On February 6, 2002, Great Western notified us that it was terminating the merger agreement and on February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona.  In its complaint, Great Western alleged, among other things, that we breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee. Great Western asserted that the $500,000 loan that we made to Great Western in October of 2001 should be deemed paid in full as payment of the termination fee.  We intend to vigorously defend the lawsuit filed by Great Western. See Part I, Item 3 – Legal Proceedings.

Shareholder Lawsuits

On October 31, 2001, five of our stockholders, Mark Kucher, Michael Silberman, Gregory Steers, Nick Tintor and Bruce Randle, commenced a legal proceeding against us seeking to compel us to hold a separate stockholder meeting to elect directors prior to the stockholder meeting at which time the Great Western merger would be voted upon.  On or about December 5, 2001, quepasa and the plaintiffs in this action stipulated that one meeting would be held to elect directors and vote upon the Great Western merger.

Messrs. Kucher and Silberman commenced another legal proceeding on December 19, 2001 against us, each of our officers and directors and Great Western.  This action alleged, among other things, that our board of directors had breached its fiduciary duties in connection with the Great Western merger.

Messrs. Kucher and Silberman and Kevin Dieball filed preliminary proxy materials with the Securities and Exchange Commission on January 16, 2002 in order to solicit proxies of our stockholders for the purpose of voting against the proposed merger with Great Western and for their own slate of directors to our board.

On February 13, 2002, we entered into a settlement of all litigation and potential litigation with the shareholder group that had commenced litigation against us, our officers and directors.  See Part I, Item 3 – Legal Proceedings.

Our Market in the U.S.

Hispanic population growth and concentration

According to the U.S. Census Bureau and published sources, the Hispanic population:

•       Was estimated to be 35.3 million or 12.5% of the total U.S. population in 2000, an increase of approximately 57% from 22.5 million or 9% of the total U.S. population in 1990;

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

•       Was projected to be $443.0 billion or 7% of U.S. consumer expenditures in 2000, and $938.0 billion or 9% of U.S. consumer expenditures by 2010.

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

The quepasa.com Community

Our strategy has been to establish quepasa.com as a bilingual (Spanish/English) Internet portal and online community, offering our content to Hispanic Internet users primarily in the U.S.  In November 1998, we launched the quepasa.com website which allowed individuals to quickly access content and features which appeal to Hispanic Internet users.  Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English.  Quepasa’s nominees for our board of directors to be elected in April 2002 intend to discontinue the English language version.

In the second half of 2000 and throughout 2001, we reduced the products and content we offered in order to conserve our cash.  In the first quarter of 2001, in order to further conserve cash, we sold all of our internal computer and server equipment and outsourced the hosting and administration of the quepasa.com website for approximately $2,000 per month.

Marketing of the quepasa.com Site

At the end of 2000 and throughout 2001, we ceased marketing our website, terminated most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide.

Advertising on the quepasa.com Site

Advertisements on our website were of the banner or billboard style, which were designed to display additional advertisements as the consumer selected various topics on the website.  From each advertisement banner, users could proceed directly to an advertiser’s own website, thus enabling the advertiser to directly interact with a user who had expressed interest in the advertisement.  During the first quarter of 2001, we discontinued the use of our banner ad software and no longer offer advertising on our website.

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

Our on-line Real Estate Services Community

In March 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with home buying services in both English and Spanish.  quepasa.com members via realestateespanol.com were able to search for a real estate agent, apply for a mortgage, and view homes for sale among the more than 800,000 online listings provided through a partnership with homeseekers.com.

In May 2001, realestateespanol entered into various termination agreements with the National Association of Hispanic Real Estate Professionals, or NAHREP, and EMTA, under which, among other things, NAHREP agreed to release, with the approval of the National Council of La Raza, or NCLR, and Freddie Mac (additional parties to one such agreement), realestateespanol of all of its rights and obligations under certain agreements dated December 1999 and October 2000 regarding the implementation of a Hispanic Community Technology Initiative, and NAHREP and EMTA assumed realestateespanol’s rights and obligations. In exchange for realestateespanol’s release, including its obligation to pay NAHREP an annual $50,000 fee for the next nine years and its obligation to pay the costs associated with hosting and maintaining the realestateespanol.com website, realestateespanol (a) transferred ownership of certain technology to NAHREP, (b) licensed to NAHREP certain other technology necessary for the hosting and maintenance of the realestateespanol.com website, (c) permitted NAHREP to retain $150,000 of the sponsorship fee due to be paid to realestateespanol during the first quarter of 2001 and (d) permitted NAHREP to retain possession and ownership of 200 computers that realestateespanol donated under the terms of the original agreements.

See  Part I, Item 1 — Developments Since December 31, 2001.

Competitors and Competitive Factors Affecting our Business

The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify.  We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, America Online Latin America, Univision Online, StarMedia, Terra Lycos, MSN and El Sitio.

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

Sale of Assets

In December 2000, we sold for $981,870 to Gateway, Inc. a substantial portion of the computers we purchased from Gateway one year earlier.  We received this cash payment of $981,870 from Gateway in January 2001.  In March 2001, in order to conserve cash and as a result of our reduction in work force, we sold substantially all of our furniture, computer equipment and office equipment for $277,000 cash.

Employees

We reduced our work force from 80 employees on December 31, 1999 to 20 employees on December 31, 2000, and again, to 2 full-time employees and 2 part-time contractors as of December 31, 2001.

Developments Since December 31, 2001

Cancelling of Telemundo Shares

On January 7, 2002, in accordance with the arbitrator’s award dated November 15, 2001 with respect to the arbitration proceeding between us and Telemundo Network Group LLC, Telemundo returned the 600,000 shares it previously acquired as part of the underlying contract between us and Telemundo dated April 26, 1999.  Those shares were subsequently cancelled and are no longer outstanding.  See Part I, Item 3 – Legal Proceedings.

Termination of Great Western Merger Agreement; Subsequent Lawsuit

On February 5, 2002, we announced that we terminated the merger agreement with Great Western because Great Western had materially breached the agreement.  As a result of the termination of the merger agreement, our outstanding $500,000 loan to Great Western automatically and immediately accelerated and became due and payable under the terms of the loan.  We have not yet received repayment of the loan to Great Western.  However, On February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona.  See Part I, Item 3 – Legal Proceedings.

Relocation of Corporate Offices

On October 31, 2001, we vacated our property in Phoenix, Arizona.  Thereafter, to conserve cash, we relocated our offices to Great Western’s headquarters in Scottsdale, Arizona.  On February 8, 2002, we relocated our corporate offices from Great Western to the law offices of Brown & Bain, P.A. in Phoenix, Arizona.  We are using this space free of charge.

Settlement of all Litigation and Potential Litigation with Concerned Shareholder Group

On February 13, 2002, we entered into a settlement of all litigation and potential litigation with the shareholder group that had commenced litigation against us, our officers and directors.  See Part I, Item 3 – Legal Proceedings.

Nomination of new Directors; New Business Plan

On two occasions, our board met with several members of the shareholder group that had opposed the proposed merger with Great Western, including our two founders, Jeffrey Peterson and Michael Silberman.  At these meetings, Messrs. Peterson and Silberman presented their plans for quepasa if their director nominees were elected to our board. As a result, our board of directors decided not to stand for re-election and to withdraw the shareholder proposal to authorize our board to completely liquidate quepasa in the event the merger with Great Western was terminated and to distribute all remaining cash to our shareholders and dissolve quepasa at the discretion of the board.  Instead, our board agreed to nominate Messrs. Peterson and Silberman and three other candidates to the board.  Our board determined that nominating these individuals and withdrawing the liquidation proposal was in the best interests of our shareholders.

Messrs. Peterson and Silberman have told our board of directors that they plan to build quepasa as a Spanish language Internet portal focused on the international Hispanic market. They intend to rely on quepasa’s established brand to penetrate national and international Hispanic markets.  In addition, they plan to provide users with limited information and content centered around the Spanish language, email, a search engine, chat rooms and message boards.  The website will no longer be accessible in English.  The website is expected to feature a pay-for-placement advertising program in which consumers and businesses that search the Internet through our website will be introduced to advertisers who provide products, services and information.  Messrs. Silberman and Peterson intend to contract with Vayala Corporation, a privately-held search and retrieval technology company of which Messrs. Silberman and Peterson are co-founders, directors and officers, to provide search results to our users.  This relationship will be an arm’s length transaction on terms no less favorable than those that could have been obtained from unaffiliated third parties.  Our website will enable advertisers to bid in an ongoing auction for priority placement in such search results.  Priority placement means that the search results appear on the page ranked in descending order of bid price, with the highest bidder’s listing appearing first.  Each advertiser will pay quepasa the amount of its bid whenever a user clicks on the advertiser’s listing in quepasa’s search results. Advertisers will pay quepasa for each clickthrough, so advertisers bid only on keywords relevant to the products, services or information they offer. Because each advertiser chooses the bid amount and advertisement placement that is optimal for its business, Messrs. Silberman and Peterson believe that the pay-for-placement advertising program will provide advertisers with a cost-effective way to target Spanish language consumers and businesses.

Messrs. Peterson and Silberman intend to develop, market and sell end-user networking applications for Spanish language users and offer domain name registration services for the international Spanish language community through our website.  They believe that they can operate quepasa for at least one year with the company’s current cash reserves.  They intend to hire one or two employees to build, operate and maintain the website, to provide limited content and to manage the pay-for-placement advertising program.  Thereafter, they intend to raise capital to finance quepasa’s business through their relationships, along with those of the other board nominees and anticipated advisory board members, with venture capital and private equity investors.  There are no current commitments to provide financing to quepasa and there is no assurance that such financing will be obtained.

There is no assurance that Messrs. Silberman’s and Peterson’s plans for quepasa in the event their nominated slate of directors are elected to our board will be implemented and, if implemented, will be successful.  We have never been profitable and have been unable to successfully execute our business plan following our initial public offering. In addition, see Part II, Item 7 – Risk Factors.

Item 2.  Properties

During 2000, we leased approximately 13,277 square feet of space for our executive offices in Phoenix, Arizona for $25,400 per month, increasing to $26,000 in July 2001, pursuant to a lease which would have expired in November 2002.  As a result of our reduction in work force and changes in our business strategy, on August 1, 2001, we executed an agreement with our landlord pursuant to which we made a $130,000 lump sum payment for any and all amounts due and owing under the lease, including any and all future amounts to be paid thereunder.  We vacated the property on October 31, 2001 and subsequently leased space, free of charge, from our prospective merger partner Great Western. On February 8, 2002, we relocated our corporate offices from Great Western to the law offices of Brown & Bain, P.A. in Phoenix, Arizona.  We are using this space free of charge.

Item 3.  Legal Proceedings

Telemundo Arbitration

In April 1999, we entered into an agreement with Telemundo Network Group LLC (Telemundo).  In January 2001, Telemundo asserted that the agreement was terminated alleging that we had failed to develop and maintain the Telemundo website.  In February 2001, we initiated arbitration against Telemundo to defend the enforceability of the agreement, and submitted a damages claim for $4.3 million, plus reasonable attorneys’ fees and costs.  Telemundo also asserted a damages claim for $655,000, plus reasonable attorneys’ fees and costs.  On November 15, 2001, we received a decision of the American Arbitration Association in the arbitration proceeding, pursuant to which: (1) we are not permitted to transfer, sell or use any of the unused advertising credits that were issued under the original agreement with Telemundo, (2) Telemundo is required to return the 600,000 shares of our common stock that it owned (representing 3.6% of our issued and outstanding capital stock), (3) we have no further duties or obligations under the agreement and (4) we are required to make a cash payment to Telemundo as reimbursement of attorneys’ fees, costs and expenses incurred in connection with the arbitration.   Pursuant to a settlement agreement between us and Telemundo, on January 7, 2002, Telemundo returned the 600,000 shares of common stock to us and we made a cash payment of $200,000 to Telemundo, which payment reflects a discount from the amount set forth in the arbitrator’s award.

Concerned Shareholders Lawsuits

On October 31, 2001, Mark Kucher, Michael Silberman, Gregory Steers, Nick Tintor and Bruce Randle commenced a legal proceeding against us seeking to compel us to hold a separate shareholder meeting to elect directors prior to the shareholder meeting at which the merger would be voted upon and prohibiting us from effecting the proposed merger with Great Western.  On or about December 5, 2001, quepasa and the plaintiffs in that action stipulated that one meeting would be held to elect directors.  Thereafter, on December 19, 2001, Messrs. Kucher and Silberman commenced another legal proceeding against us, each of our officers and directors and Great Western.  This action alleged, among other things, that our board of directors had breached its fiduciary duties in connection with the Great Western merger.

Messrs. Kucher and Silberman and Kevin Dieball filed preliminary proxy materials with the Securities and Exchange Commission on January 16, 2002 in order to solicit proxies of our shareholders for the purpose of voting against the proposed merger with Great Western and for their own slate of directors to our board.

On February 13, 2002, we entered into a settlement of all litigation and potential litigation with the shareholder group that had commenced litigation against us, our officers and directors. The settlement provides for dismissal of all claims with prejudice and full releases of all parties for all claims, whether yet asserted or not.  The settlement agreement states that through the date of our 2002 annual meeting, we do not expect to make any expenditures or distributions other than in the ordinary course of business and in connection with Robert Taylor’s employment agreement, the Great Western merger agreement, the litigation settlement, and the preparation and mailing of a proxy statement in connection with our annual meeting.  The settlement also requires that we continue to indemnify all of our officers and directors to the fullest extent permitted by law.  A copy of the Stipulation of Settlement and Notice Order related to the settlement has been filed as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on February 28, 2002.

Complaint Filed by Great Western

On February 5, 2002, we announced that we terminated the merger agreement because Great Western had materially breached the agreement.  As a result of the termination of the merger agreement, quepasa’s outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan.  We have not yet received repayment of the loan to Great Western.  On February 6, 2002, Great Western notified us that it was terminating the merger agreement and on February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona.  In its complaint, Great Western alleged, among other things, that we breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee. Great Western asserted that the $500,000 loan that we made to Great Western in October of 2001 should be deemed paid in full as payment of the termination fee.  We intend to vigorously defend the lawsuit filed by Great Western.

We are from time to time involved in various other legal proceedings incidental to the conduct of our business.   See Part I, Item 7 – Risk Factors.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

As of March 1, 2002, there were approximately 400 shareholders of record of our common stock.  Our common stock began trading on the Nasdaq National Market on June 24, 1999, the date of our initial public offering (IPO).  Prior to June 24, 1999, there was no public market for our common stock.

Our common stock was traded on the Nasdaq National Market under the symbol “PASA” through December 26, 2000.  On December 27, 2000, following the announcement that our board approved the development of a plan of liquidation and sale of our assets, the Nasdaq Stock Market halted trading on our common stock.  On January 18, 2001, our common stock was delisted from the Nasdaq National Market.  Our common stock has traded on the Pink Sheets for the period between December 27, 2000 and March 13, 2001, and the period between May 24, 2001 through December 31, 2001, and on the OTC Bulletin Board for the period between March 13, 2001 and  May 23, 2001.

The following table sets forth the high and low closing prices of our common stock as reported on the Nasdaq National Market from January 3, 2000 through December 26, 2000:

	Stock Price
	High	Low
2000
First Quarter	$12.500	$5.375
Second Quarter	$6.625	$1.563
Third Quarter	$1.688	$0.840
Fourth Quarter (through December 26, 2000)	$0.938	$0.094

The following table sets forth the high and low closing prices of our common stock as reported on (1) the over-the-counter market (frequently referred to as “Pink Sheets”) for the interim periods of December 27, 2000 through March 13, 2001 and May 24, 2001 through December 31, 2001 and (2) the OTCBB from March 13, 2001 through May 23, 2001:

	Stock Price
	High	Low
2001
First Quarter	$0.170	$0.070
Second Quarter	$0.160	$0.110
Third Quarter	$0.260	$0.045
Fourth Quarter	$0.230	$0.090

Dividend Policy

We have never declared or paid any dividends on our common stock.  We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

Since December 31, 1997, we issued unregistered securities as set forth below:

1.                    In May 1998, we issued 1,420,000 shares of common stock to Michael Silberman.  296,492 of those shares of common stock were issued to Mr. Silberman in error, and at the company’s request, he transferred those shares to an outside director.  The consideration received for such shares was $1,420.

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

10.              In September 1999, we issued 156,863 shares of redeemable common stock to Estefan Enterprises, Inc. in connection with a spokesperson agreement.  Because Ms. Estefan’s tour was postponed, the spokesperson agreement was renegotiated.  Under the revised spokesperson agreement, the 156,863 shares of common stock were returned to quepasa.

11.              In January 2000, we issued 681,818 shares of common stock valued at approximately $9.6 million to the shareholder of eTrato.com to acquire eTrato.com.  Contingent consideration consisted of 681,818 shares of common stock which were held in escrow, deliverable upon eTrato’s achievement of certain performance targets.  In March 2001, because eTrato failed to achieve such targets, the escrowed shares were returned to us and canceled.

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

13.              In March 2000, we issued 335,925 shares of common stock valued at approximately $3 million to acquire realestateespanol.com, Inc. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow, deliverable upon realestateespanol’s achievement of certain performance targets by the one-year anniversary date of the acquisition.  In April 2001, because realestateespanol failed to achieve such targets, the escrowed shares were returned to us and canceled.

14.              In March 2000, we granted Gateway an option to acquire up to 483,495 additional shares of our common stock at $7 per share.  The option was only exercisable, in whole, on or before May 30, 2000.  Gateway did not exercise the option.

15.               From December 31, 1997 through December 31, 2001, we granted options to purchase 4,882,313 shares of common stock under our stock option plan with a weighted average exercise price of $7.88 per share.  Our directors and employees exercised options to purchase 209,325 shares of common stock with a weighted average exercise price of $4.62 per share.  In addition, 2,530,488 options were forfeited or canceled.  As of December 31, 2001, there were 2,142,500 options outstanding with a weighted average exercise price of $6.71 per share.

No underwriters were used in connection with these sales and issuances except for the issuance of the common stock in our public offering in 9. above.  The sales and issuances of these securities, with the exception of those in 9. above, were exempt from registration under either (a) Rule 701 of the Securities Act of 1933 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or (b) Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

Item 6.  Selected Financial Data

The following is a summary of selected financial data of quepasa.com as of and for each of the years in the four-year period ended December 31, 2001, 2000, 1999, 1998 and for the period from inception, June 25, 1997 through December 31, 1997.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto appearing elsewhere in this document.

	2001	2000	1999	1998	Inception (June 25, 1997) through December 31, 1997
Statement of operations data:
Net revenue	$204,837	$2,611,748	$556,244	$—	$—
Loss from operations	$(4,480,969)	$(61,926,199)	$(30,038,037)	$(6,465,288)	$(3,703)
Net loss	$(4,230,930)	$(60,962,934)	$(29,261,363)	$(6,513,228)	$(2,903)
Basic and diluted loss per share	$(0.24)	$(3.52)	$(2.44)	$(0.98)	$—

Balance sheet data:
Cash and cash equivalents	$3,052,147	$3,940,232	$6,961,592	$2,199,172	$2,582
Trading securities	$-0-	$2,393,964	$22,237,656	$—	$—
Working capital (deficit)	$3,500,672	$7,312,625	$28,141,206	$3,563,302	$(2,883)
Total assets	$3,916,675	$8,404,248	$44,350,992	$4,611,464	$2,582
Total shareholders’equity (deficit)	$3,500,672	$7,697,869	$40,066,244	$3,920,422	$(2,883)

Item 7.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation

The following discussion of our financial condition and results of operation for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilitites at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of quepasa’s financial condition and results of operations, in that they require management’s most difficult subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to quepasa. These critical accounting policies relate to revenue recognition including the recording of barter transactions, ultimate collectibility of receivables, valuation and useful lives of long-lived assets, goodwill and other identifiable intangible assets, valuation of equity transactions such as the fair value assigned to common stock and warrants, and litigation. Revenue recognition resulting from sales of banner advertisements, sponsorships, slotting fees, set-up fees, commissions and barter transactions is discussed in note 4(g) to our financial statements.  We have maintained an allowance for doubtful accounts for estimated losses resulting from the inability of creditors to make required payments. During the fourth quarter of 2000, we performed an asset impairment analysis of its long-lived assets, goodwill and other identifiable intangible assets and recorded an asset impairment change in the amount of $24.9 million. quepasa has incurred, and continues to incur, significant legal costs in defending itself in the Telemundo arbitration matter and other litigation and claims. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

Overview

Prior to May 1998, our operations were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan.  From May 1998 through May 1999, we were engaged primarily in content development and acquisition.  In May 1999, we launched our first media-based branding and advertising campaign in the U.S.  Significant revenues from our business activities did not commence until the fourth quarter of 1999.  In the first half of 2000, we significantly increased our operating expenses as we expanded our sales, marketing and advertising efforts.  In May 2000, our board announced the engagement of Friedman, Billings to assist us in developing strategic alternatives to maximize shareholder value.  Following such announcement and during the remainder of 2000, in order to conserve cash, we reduced our workforce by approximately 80% and significantly reduced the products and content we provided and our marketing, sales and general operating expenses.  We have been unsuccessful in executing our business plan, have incurred substantial losses since inception and have an accumulated deficit of $101 million as of  December 31, 2001.  For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

In the first quarter of 2000 we acquired (1) eTrato.com, an online auction site linking Hispanic buyers and sellers of goods and services, (2) credito.com, a Spanish language Internet company providing personal credit content and information and (3) realestateespanol.com, a real estate services site providing the Hispanic-American community with home buying services in both English and Spanish.

In March 2000, we issued 1,428,571 shares of our common stock to Gateway Companies, Inc. valued at $5.38 per share for an aggregate $10.0 million in cash.  Simultaneously, we purchased 7,300 of Gateway’s Astro computers and paid Gateway a nonrefundable $1.0 million for related co-marketing/co-branding services.  However, the Gateway agreement did not obligate Gateway to render any specific marketing or advertising services to us; instead, any services that Gateway would provide were to be determined and mutually agreed upon at a later, unspecified date.  Accordingly, because Gateway was not obligated to provide any services, never indicated that it would provide any such services, and in fact, never provided any co-marketing or co-branding services, we determined that the marketing/advertising component of the arrangement with Gateway had no value and reduced the $10.0 million received in cash by the $1.0 million cash payment to Gateway.

quepasa committed itself to use a substantial portion of the proceeds of Gateway’s investment to further its community and educational initiative program, which included distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for our subscribers.  Pursuant to the agreement, we purchased $5.8 million of computers, net of $928,500 of a volume purchase discount, for promotional activities.  We took title to the computers upon the close of the transaction.  However, since we did not have any warehousing facilities, the computers were segregated from Gateway’s inventory in third-party warehouse locations.  We remained responsible for the payment of warehouse storage charges.  The computers were recorded as computer promotions inventory in other current assets and expensed as donated.

We also granted Gateway additional substantive rights under the agreement, including, among other things:  (1) a warrant to acquire up to 483,495 additional shares of our common stock for cash, valued at $386,000,  at the same purchase price per share paid for the original 1,428,571 shares, which option expired, unexercised, on May 30, 2000, (2) a right of first refusal, (3) a right of participation in future stock issuances, (4) registration rights, (5) an exclusive sales right, and (6) a “right of resale” pursuant to which, in the event of a change in our ownership in excess of 30% prior to September 30, 2000, and for a price per share less than $7.00, Gateway had a right to be reimbursed for the differential in the per share amount, which right expired on its own terms.

In May 2000 and again in November 2000, we announced layoffs that ultimately reduced our workforce by approximately 80% between April 1, 2000 and December 31, 2000.  The purpose of these staff reductions was to conserve cash.  As of December 31, 2001, we had 2 full-time employees and 2 part-time contractors.

On December 27, 2000, we announced that our board had approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction can be achieved.  As a result, we performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with accounting principles generally accepted in the United States of America and recorded a $24.9 million asset impairment charge in the fourth quarter of 2000.

During the first quarter of 2001, we actively pursued the sale of our assets and responded to numerous inquiries from interested parties.

Alan Sokol and Michael Weck resigned from the board of directors and Jose Ronstadt resigned as one of our officers.

On January 18, 2001, our common stock was delisted from the Nasdaq National Market.  quepasa’s common stock has traded under the symbol PASA on the Pink Sheets for the period between December 27, 2000 and March 13, 2001, and the period between May 24, 2001 and the present, and on the OTC Bulletin Board for the period between March 13, 2001 and May 23, 2001.

We received a cash payment from Gateway, Inc. in January 2001, in an amount equal to $981,870 for the computers that we sold back to Gateway in December 2000.

In order to conserve cash and limit the services and content we provide, we (1) terminated most of our strategic relationships with our third-party content and service providers, (2) suspended operations of the eTrato.com and credito.com websites, (3) outsourced the hosting and administration of the quepasa.com website for approximately $2,000 per month, and (4) sold substantially all of our furniture, computer and server equipment and office equipment for $277,000 in cash.

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

On March 22, 2001, we agreed to pay each of our four non-employee directors a lump sum payment of $50,000 for prior and current service, upon the occurrence of a Significant Event, defined as a change of control or liquidation of the quepasa.  Our directors have agreed not to accept the payment upon the election of new directors in April 2002.

In May 2001, we terminated various agreements between realestateespanol.com, the National Association of Hispanic Real Estate Professionals, Freddie Mac and the National Council of La Raza in exchange for a release of realestateespanol from its duties and obligations thereunder.  See Item 13 – Certain Relationships and Related Transactions.

On June 25, 2001, under the agreement between us and Telemundo, the warrants previously issued to Telemundo to purchase 1,000,000 shares of our common stock at $14.40 per share expired on their own terms.  None of the warrants were exercised.

On August 1, 2001, we and our landlord agreed to terminate the lease for our corporate headquarters, which expired on November 30, 2002, for a $130,000 lump sum payment.  Our rent under the lease would have been $416,000 for the period between August 1, 2001 and November 30, 2002.  Our attempts to sublet the space were unsuccessful because of the softening office rental market in Phoenix.  We vacated the space on October 31, 2001, relocating our corporate headquarters to a significantly smaller site that we leased on a month-to-month basis, free of charge.

In June 1999, Jeffrey S. Peterson, our former chief executive officer and director, and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provides that until the earlier of June 24, 2004 or the sale of all shares subject to the voting trust, Messrs. Seidman and Trujillo, as voting trustees, shall vote all shares of our common stock covered by the agreement in the same proportion as those shares voted by our unaffiliated stockholders.  All remaining shares subject to the voting trust agreement were sold by Mr. Peterson in 2001 (although the final 10,000 shares were not transferred until January 2002), and the voting trust agreement was terminated in January 2002.

On August 6, 2001, we entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc.  We immediately began to prepare proxy materials to solicit shareholder approval of the merger and submitted our proxy materials in preliminary form to the Securities and Exchange Commission for its review.  Our proxy materials also requested that our shareholders authorize the board to liquidate the company in the event the merger was not approved by the shareholders or did not close.

On September 24, 2001, we filed our final responses to comments that we received from the Securities and Exchange Commission in connection with our 1999 Form 10-K and 2000 Form 10-Q’s.  We simultaneously filed all remaining delinquent documents required to be filed with the SEC.

In September 2001, because we were not current in making our 1934 Securities and Exchange Act filings with the Securities and Exchange Commission pending resolution of the comments, our common stock was de-listed from the OTC and now trades in the “pink sheets.”

On October 3, 2001, Gary L. Trujillo, our former chief executive officer, agreed to terminate his employment with the quepasa, which termination was effective October 15, 2001.  Mr. Trujillo remains Chairman and a director of quepasa.  As part of his termination agreement, Mr. Trujillo received a lump sum payment of $700,000, which constitutes a substantially discounted payment due him under his former employment agreement with quepasa.

Robert J. Taylor, our current president, has an employment agreement with us that provides that Mr. Taylor is an at-will employee of quepasa with an annual base salary of $175,000. Mr. Taylor’s employment terminates on the earlier to occur of the effective date of an event constituting a Significant Event (as defined in his employment agreement) or March 29, 2002.  In the event Mr. Taylor’s employment terminates on March 29, 2002, he will provide us with transition services as reasonably requested by our board until the earlier of 30 days following the effective date of a Significant Event or May 31, 2002.  Mr. Taylor will not be compensated for the provision of transition services to us.  Mr. Taylor received a $50,000 stay bonus, paid in two equal installments on September 1, 2000 and December 1, 2000.  On March 9, 2002, Mr. Taylor’s annual base salary will be reduced to $125,000. We must pay Mr. Taylor a bonus of $100,000 upon the earlier to occur of March 8, 2002 or immediately prior to the effective date of an event constituting a Significant Event.  All options held by Mr. Taylor will automatically and immediately vest and be exercisable as to all shares covered thereby upon the earliest to occur of (1) a Significant Event, (2) the termination of Mr. Taylor’s employment without Cause (as defined in Mr. Taylor’s employment agreement), or (3) March 29, 2002.  In the event of (1), (2) or (3) above, Mr. Taylor’s options are exercisable for a period of ten years from the date of grant.

The hearing held in connection with the Telemundo arbitration closed on October 30, 2001.  See Part I, Item 1 – Legal Proceedings.

See Part I, Item I – Business, Introduction for other developments with respect to the terminated merger agreement with Great Western.

We amended and restated the merger agreement with Great Western on October 11, 2001 because the merger was taking longer than expected to close and, as a result, we were spending more money than we anticipated.  In connection with the amendment to the merger agreement, we loaned Great Western $500,000.  The loan bears interest at the prime rate plus 1% and matures on the earlier of March 15, 2002 or the date the merger agreement is terminated.

On February 5, 2002, we announced that we terminated the merger agreement because Great Western had materially breached the agreement.  As a result of the termination of the merger agreement, our outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan.  We have not yet received repayment of the loan to Great Western.  However, On February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona.  In its complaint, Great Western alleges, among other things, that we breached the merger agreement with Great Western and, as a result, Great Western is entitled to receive a $500,000 termination fee from quepasa.  Therefore, Great Western alleges that the $500,000 loan that we made to Great Western in October of 2001 should be deemed paid in full.

Our accountants issued their independent auditors’ report dated February 27, 2002, stating that quepasa has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, has continued to use cash in its operating activities and is considering alternatives, including liquidation, all of which raise substantial doubt about its ability to continue as a going concern.

Introduction to Results of Operation

Net Revenue

Because we have suspended operation of the eTrato.com and credito.com websites, outsourced the operation of our website, reduced our workforce to 2 full-time employees and 2 part-time contractors, terminated our relationships with third party content and service providers and sold substantially all of our assets, we are currently not generating any new revenue.

Advertising Revenue.  In 2001, we derived all of our net revenue from the sale of advertisements on our website which are received principally from:

•       advertising arrangements under which we receive fixed fees for banners placed on our website for specified periods of time or for a specified number of delivered ad impressions; and

•       reciprocal services arrangements, under which we exchange advertising space on our website for advertising or services from other parties.

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

Barter Revenue.  In the ordinary course of business, we enter into reciprocal service arrangements (barter transactions) whereby we provide advertising service to third parties in exchange for advertising services in other media.  Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable under the circumstances.  The fair value represents market prices negotiated on an arm’s-length basis.  Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on our website.  Expense from reciprocal services arrangements is recognized when our advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses.  We did not earn any barter revenue during 2001.  In 2000, revenue and related expenses attributable to reciprocal services totaled approximately $1.3 million, and represented 45.9%  of total gross revenue.

In addition, the barter advertising was conducted in the same media (i.e., our website).  In evaluating “similarity,” we ensured reasonableness of the target market, circulation, timing, medium, size, placement and location of the advertisement.  In cases where the total dollar amount of barter revenue exceeded the total amount of the “similar” cash transaction, the total barter amount was capped at the lower cash amount.

Operating Expenses

Our principal operating expenses consisted of:

•       product and content development expenses;

•       advertising and marketing expenses; and

•       general and administrative expenses.

Amortization of Goodwill.  During 2001, we had no intangible assets requiring amortization.

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

Advertising and Marketing Expenses.  Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising activities and our distribution agreement with NetZero which was terminated in December 2000.  We have continued to reduce our marketing and sales expenses as we reduce our operating expenses and conserve cash.

General and Administrative Expenses.  General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. Because we have reduced our personnel and general operating expenses, we expect that future period expenses will be less than those in 2001.  However, because we operate as a public company, we anticipate that certain significant legal and accounting expenses will continue in future periods.

Other Income (Expense).  Other income (expense) consists primarily of interest expense, net of interest earned.  We invest our cash in money market funds and corporate bonds, including cash and cash equivalents, which are subject to minimal credit and market risk.  Interest income will decrease over time as cash is used to fund operations.

Results of Operation

2001 Compared to 2000

Our results of operations in 2001 were characterized by expenses that significantly exceeded revenue during the same period.  We reported a net loss of $4.2 million in 2001, compared to a net loss of $61.0 million in 2000.  During 2001, and during the first quarter in particular, we were principally engaged in reducing our operating expenses across all areas of quepasa, including the downsizing of our workforce from 20 employees as of December 31, 2000 to 2 full-time employees and 2 part-time contractors as of December 31, 2001.

Net Revenue

Gross and net revenue were $207,000 and $205,000, respectively, in 2001, and $2.8 million and $2.6 million, respectively, in 2000.  We launched our website in the fourth quarter 1998 and first generated revenue during the second quarter 1999.  During 2001, revenue was derived from two sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) or for ad campaigns that run for specified periods of time and (2) sponsorship agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website.  Less than 1% of the gross revenue was generated from banner advertising and 99% was generated from sponsorship agreements in 2001 compared to 62% and 38%, respectively, in 2000.  With the exception of Star Travel, representing 79% of gross revenue, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue.  Sponsor revenue is recognized ratably over the term of the agreement.  During the year-ended December 31, 2001, we recognized $0 in barter revenue (and 0% of total gross revenue) compared to $1.3 million in 2000 (45.9% of total gross revenue).

Operating Expenses

Product and Content Development Expenses.  Our product and content development expenses decreased to $400,000 in 2001 from $6.4 million in 2000.  The period-to-period decrease was principally attributable to:

•       a decrease in personnel costs relating to the development of content and technological support to $85,000 in 2001 from $2.9 million in 2000;

•       a decrease in expenses for telecommunications links to $146,000 in 2001 from $794,000 in 2000; and

•       a decrease in third-party and internal content expenses to $168,000 in 2001 from $2.8 million in 2000.

Advertising and Marketing Expenses.  Our marketing and sales expenses decreased to $422,000 in 2001 from $20.8 million in 2000.  This decrease was principally attributable to:

•       a decrease in marketing and sales personnel costs to $100,000 in 2001 from $2.4 million in 2000;

•       a decrease in general advertising expense to $322,000 in 2001 from $9.8 million in 2000 resulting from management’s decision to reduce expenses and conserve cash;

•       a $3.5 millioin decrease associated with the 2000 resale of computer promotions inventory to Gateway in December 2000; and

•       a $3.0 million decrease related to a marketing and distribution agreement with NetZero in 2000 which was not continued in 2001.

General and Administrative Expenses.  Our general and administrative expenses decreased to $3.9 million in 2001 from $6.6 million in 2000.  This decrease is attributable to a decrease in administrative personnel expenses to $1.5 million in 2001 from $1.9 million in 2000.  Professional fee expenses, including legal and accounting, increased to $1.6 million in 2001 from $1.2 million in 2000.  Additionally, we have reduced our general operating expenses to $790,000 in 2001 from $2.0 million in 2000.  Finally, stock based compensation decreased to $34,000 in 2001 from $82,000 in 2000.

Other Income (Expense).  Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $250,000 in 2001 compared to $1,028,000 in 2000.

2000 Compared to 1999

Our results of operations in 2000 were characterized by increased expenses that significantly exceeded revenue growth during the same period.  We reported a net loss of $61.0 million in 2000, compared to a net loss of $29.3 million in 1999.  During 2000, and during the first quarter in particular, we were principally engaged in both expanding our human resources across all areas of quepasa, including the staffing of an internal sales force, and in continued brand-building and marketing agreements to drive users to our website.  In addition, we acquired three operating subsidiaries, credito.com, eTrato.com, realestateespanol.com, which we continued to fund through 2000.

On January 28, 2000, we acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of a $887,000 note payable.  We included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded on the acquisition date.  Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com’s achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002.  credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to us.  The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced.  We accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the acquisition date.  The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period.  On December 27, 2000, our board of directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving quepasa can be achieved.  Accordingly, we performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

On January 28, 2000, we acquired eTrato.com, an on-line trading community developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.85 million, consisting of 681,818 shares of our common stock valued at $14.09 per share (or $9.6 million in the aggregate), and assumption of a $1.25 million promissory note.  The note payable was due in whole on January 28, 2002, and has a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years.  This note was paid in full on May 8, 2000.  The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, on December 20, 1999.  Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the sellers of eTrato pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition.  The contingencies were not met, and consequently, those shares were returned to us subsequent to year-end and cancelled.  We accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the acquisition date.  The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period. On December 27, 2000, our board of directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transaction involving quepasa could be achieved.  Accordingly, we performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

On March 9, 2000, we acquired realestateespanol.com, a real estate services site providing the Hispanic-American community with bilingual home buying services, for an aggregate purchase price of $3.3 million, consisting of 335,925 shares of our common stock valued at $3.0 million, or $8.83 per share, and assumption of $300,000 in debt paid immediately following the closing of the acquisition.  Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending realestateespanol.com’s achievement of gross revenue targets within 12 months of the date of the agreement.  The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced.  realestateespanol.com did not meet the agreed-upon targets contingent to its ability to receive the shares of common stock held in escrow, and consequently, those shares were returned to us and cancelled subsequent to year-end. We accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the acquisition date.  The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period.  On December 27, 2000, our board of directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving quepasa could be achieved.  Accordingly, we performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $2.4 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000.

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

While management continued to develop and support its websites and pursue its original business plan, we continued to amortize its goodwill through November 30, 2000.  Additionally, quepasa has been unable to develop a revenue stream to support the carrying value of its long lived and intangible  assets.  Accordingly, on December 27, 2000, our board approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving quepasa can be achieved.  As a result, we performed an impairment analysis of all long-lived assets and all identifiable intangibles.

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

Net Revenue

Gross and net revenue were $2.8 million and $2.6 million, respectively, in 2000, and $671,000 and $556,000, respectively, in 1999.  We launched our website in the fourth quarter 1998 and first generated revenue during the second quarter 1999.  During 2000, revenue was derived from two principal sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) or for ad campaigns that run for specified periods of time and (2) sponsorship agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website.  Approximately 62% of the gross revenue was generated from banner advertising and 38% was generated from sponsorship agreements in 2000 compared to 69% and 31%, respectively, in 1999.  During the first quarter of 2000, we hired an internal sales force to sell banner advertising placements and sponsorship campaigns on our website.  Banner advertising inventory was previously sold by an independent agent, who received a commission through an exclusive agreement, which varied from 30% to 50% of gross banner advertising depending on the volume of ad impressions during a month.  Effective February 29, 2000, we terminated our exclusive agreement with this independent sales agent. In addition to hiring our own internal sales force, we supplemented our sales efforts through the use of an independent sales agent to run our network banner advertising and additional site-specific advertising sales. With the exception of Folgers, representing 16% of gross revenue, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue.  Sponsor revenue are recognized ratably over the term of the agreement. During the year-ended December 31, 2000, we recognized $1.3 million of barter revenue which is included in the amounts noted above.  In 2000, barter revenue represented 45.9% of total gross revenue compared to 17.7% in 1999.

Operating Expenses

Product and Content Development Expenses.  Our product and content development expenses increased to $6.4 million in 2000 from $2.3 million in 1999.  The period-to-period increase was principally attributable to:

•       an increase in personnel costs relating to the development of content and technological support to $2.875 million in 2000 from $1.2 million in 1999;

•       an increase in expenses for telecommunications links to $794,000 in 2000 from $642,000 in 1999; and

•       an increase in third-party and internal content expenses to $2.8 million in 2000 from $334,000 in 1999.  Included in the $2.8 million are content expenses totaling $824,000 related to the continued design and development of our three operating subsidiaries:  realestateespanol.com, eTrato.com and credito.com.

Advertising and Marketing Expenses.  Our marketing and sales expenses increased to $20.8 million in 2000 from $16.7 million in 1999.  This increase was principally attributable to:

•       an increase in marketing and sales personnel costs to $2.4 million in 2000 from $332,000 in 1999;

•       a $3.5 million charge associated with the resale of computer promotions inventory to Gateway in December 2000 resulting from the board of directors’ instructions to liquidate computer inventory and halt promotional activities;

•       $3.0 million increase related to our marketing and distribution agreement with NetZero in 2000;

•       $921,000 associated with various computer and miscellaneous giveaways and promotions in 2000; and

•       a decrease in general advertising expense to $9.8 million in 2000 from $15.9 million in 1999 resulting from management’s decision to reduce expenses and conserve cash.

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

In the months prior to December 2000, management cut expenses and personnel to conserve cash.  While management continued to develop and support its websites and pursue its original business plan, we continued to amortize its goodwill through November 30, 2000.  Additionally, quepasa  has been unable to develop a revenue stream to support the carrying value of its long lived and intangible  assets.  Accordingly, on December 27, 2000, our board of directors approved the development of a plan of liquidation and sale of our assets in the event that no strategic transaction involving quepasa can be achieved.  As a result, we performed an impairment analysis of all long-lived assets and all identifiable intangibles.  Included in our $61.0 million net loss for 2000 is a $24.9 million non-cash asset impairment charge that consists of the following:  goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and  property and equipment - $1.1 million representing the excess carrying value over sale proceeds.  We also recognized a $3.5 million loss on the resale of our computer promotions inventory to Gateway in December 2000.  We anticipate that these developments will contribute to a decrease in both our revenue and expenses in future periods as compared to 2000.

Impairment of Telemundo Advertising Credit.  In April 1999, we entered into an agreement with Telemundo whereby we received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years.  Under the agreement, Telemundo received 600,000 shares of our common stock valued at $12 per share, or $7.2 million, and a warrant valued at $2.9 million to purchase 1,000,000 shares of our common stock exercisable at $14.40 per share up to and including June 25, 2001.  After completion of our IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo.  We also agreed to design and build a website for Telemundo.  We used approximately $840,000 of the advertising credits.  As a result of our decision to stop advertising and marketing the quepasa.com website and to develop a plan of liquidation in the event that a strategic transaction involving quepasa does not occur, we determined that these advertising credits will not be used under our current business plan.  Under generally accepted accounting principals, we performed an impairment analysis and, accordingly, we wrote down the $4.2 million remaining deferred advertising credit to zero as of December 31, 2000.  In the fourth quarter of 2001, we received the arbitrator’s decision in the arbitration proceeding that we initiated against Telemundo regarding this agreement.  See Part 1, Item 3 – Legal Proceedings above.

General and Administrative Expenses.  Our general and administrative expenses decreased to $6.6 million in 2000 from $11.5 million in 1999.  This decrease is attributable to a decrease in administrative personnel expenses to $1.9 million in 2000 from $3.4 million in 1999.  Professional fee expenses, including legal and accounting, increased to $1.2 million in 2000 from $690,000 in 1999.  Additionally, we reduced our general operating expenses to $2.0 million in 2000 from $6.0 million in 1999.  Finally, stock based compensation decreased to $82,000 in 2000 from $5.0 million in 1999.

Other Income (Expense).  Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $1.0 million in 2000 compared to $777,000 in 1999.

Liquidity and Capital Resources

We have continued to reduce our liquidity and capital resource requirements; however, we have limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future.  Our accountants have issued their independent auditors’ report dated February 27, 2002, stating that our recurring losses, accumulated deficit, and continued use of cash in its operating activities, among other things, raise substantial doubt about our ability to continue as a going concern.

From our inception to date, we have relied principally upon equity investments to support the development of our business.  As discussed above, we retained the investment-banking firm of Friedman, Billings to explore alternatives including strategic alliances, significant equity investments in us or a merger or sale of all or a significant portion of our business.

At December 31, 2001, we had $3.1 million in cash and cash equivalents and $0 in short-term investments compared to $3.9 million and $2.4 million, respectively at December 31, 2000.  At February 28, 2002, we had $2.0 million in cash and cash equivalents.  On June 24, 1999, we raised approximately $42.4 million, net of offering costs, through an initial public offering of our common stock and during July 1999, we raised an additional $6.3 million, net of offering costs, from the exercise of an option granted to our underwriters to cover overallotments from the initial public offering.  In March 2000, we raised $9.0 million by issuing 1,428,571 shares of the our common stock to Gateway Companies, Inc.; however, a significant portion of the cash was used to purchase inventory from Gateway.

Net cash used in operating activities was $665,000 in 2001 as compared to $10.1 million in 2000.  Net cash used by operations in 2001 consisted of the net loss of $4.2 million and a decrease in accounts payable and deferred revenue of $462,000.  This is offset by an increase in the sale of trading securities of $2.4 million, a reduction in accounts receivable of $242,000, a decrease in other current assets of $1.0 million, and non-cash expenses of $136,000 in depreciation and amortization.

Net cash used in investing activities was $223,000 in 2001 as compared to $98,700 net cash used in 2000.  The increase is primarily attributed to a $500,000 loan to Great Western and a cash receipt of $227,000 on the sale of fixed assets.

Net cash provided by financing activities was $0 in 2001 as compared to $7.0 million in 2000.  There were no financing activities in 2001.

We expect to continue to incur costs, particularly general and administrative costs during 2002, and do not expect sufficient revenue to be realized to offset these costs.  We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the third quarter of 2002.  We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by the end of the third quarter of 2002.  In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa in that time period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us and our business.  There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions,  merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142 and that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of.

We were required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are required in a purchase business combination completed after June 30, 2001 will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.  The adoption of Statement 141 did not have a material impact on our financial statements, and we do not believe that adoption of Statement 142 will have a material impact on our financial statements.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes Statement No. 1221, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operation of an entity.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of this statement is not expected to have a material impact on our financial position.

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

We have incurred substantial operating losses and our auditors have issued a “going concern” audit opinion.

Our consolidated financial statements as of December 31, 2001 have been prepared on the assumption that we will continue as a going concern.  Our accountants have issued their independent  report dated February 27, 2002, stating that quepasa has suffered recurring losses from operations, has an accumulated deficit, has not been able to successfully execute its business plan, has continued to use cash in its operating activities and is considering liquidating quepasa, all of which raise substantial doubt about our ability to continue as a going concern.

We have failed to execute our business plan, are not currently generating new revenue and expect future losses.

We have never been profitable and have failed to execute our business plan.  We have incurred losses and experienced negative operating cash flow for each month since our formation.  As of December 31, 2001, we had an accumulated deficit of approximately $101 million.  Our operating history and the general downturn of the Internet market in which we operate our business makes predictions of our future results of operations difficult or impossible.  In addition, because we elected to substantially reduce our operations and terminate most of our employees we are not currently generating any new revenue, nor do we have employees, equipment, or any plan in place which would allow us to begin generating any new revenue in the foreseeable future.   The limited revenue we do have will not cover our expenses in the foreseeable future and we do not believe we will be able to raise additional capital or debt financing.   As a result, we will continue to incur significant losses and eventually may be required to liquidate.

We have substantially reduced our operations and terminated most of our employees.

During the period from December 31, 2000 through December 31, 2001, we substantially reduced the extent and scope of our operations.  In order to conserve cash and limit the services and content we provide, we terminated most of our strategic relationships with our third-party content and service providers, suspended operations of the eTrato.com and credito.com websites, outsourced the hosting and administration of the quepasa.com website and sold substantially all of our furniture, computer and server equipment and office equipment.  We discontinued the use of our banner advertising software and sought a third-party outsourcer for our banner advertising sales and service, but have been unsuccessful in retaining such a third-party outsourcer.  There are no current negotiations taking place with any potential outsourcers at this time and the prospects of obtaining future revenue from this kind of arrangement in the near future is doubtful.  In addition, we reduced our employee count from 20 to 2 full-time employees and 2 part-time contractors, as compared to a maximum of 104 professionals as of March 31, 2000.  As a result of this reduction, we are currently receiving no new revenue from our website operations.

Various lawsuits have been initiated against us which have effected our financial status.

During the 2001 fiscal year, we have been involved in various lawsuits initiated against us by third parties.  The defense of such lawsuits and the related costs and expenses and the outcome of those legal proceedings has, in the aggregate, had a material adverse effect on our business, financial condition, results of operations and liquidity.   In addition, future litigation may have an adverse impact on our financial condition.  Future litigation could result in substantial costs and diversion of resources, even if the litigation is ultimately decided in quepasa’s favor.

Competition for Internet users may limit traffic on, and the value of, our Website.

The market for Internet products and services and the market for Internet advertising and electronic commerce arrangements are extremely competitive, and we expect that competition will continue to intensify for the limited number of customers in our market. There are many companies that provide websites and online destinations targeted to Spanish-language Internet users.  Competition for visitors and advertisers is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of services and features provided and the quality of support.  Our primary competitors are other companies providing portal or other online services, especially to Spanish-language Internet users such as StarMedia, Terra Lycos, El Sitio, Yahoo! Español, America Online Latin America, MSN and Univision online. Most of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. Our competitors may offer Internet products and services that are superior to ours or that achieve greater market acceptance.  There can be no assurance that competition will not limit traffic on, and the value of, our website.  See Part I, Item 1 – Business – Competitors and Competitive Factors Affecting Our Business above.

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

We may, from time to time, experience interruptions in the transmission of our website due to several factors including hardware and operating system failures.  Because our website’s value depends on the number of users of our network, we will be adversely affected if we experience frequent or long system delays or interruptions.  If delays or interruptions continue to occur, our users could perceive our network to be unreliable, traffic on our website could deteriorate and our brand could be adversely affected.  Any failure on our part to minimize or prevent capacity constraints or system interruptions could have an adverse effect on our brand.

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

Our stock price is highly volatile.

In the past, our common stock has traded at volatile prices.  We believe that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance.  Our common stock is no longer traded on the Nasdaq National Market but is traded on the Pink Sheets.  This may make it more difficult to buy or sell our common stock.  In addition, our shareholders could find it difficult or impossible to sell their stock or to determine the value of their stock.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We do not have any derivative financial instruments as of December 31, 2001.  We invest our cash in money market funds and corporate bonds, classified as cash and cash equivalents and trading securities, which are subject to minimal credit and market risk.  We did not invest in any trading securities in 2001.  Our interest income arising from these investments is sensitive to changes in the general level of interest rates.  In this regard, changes in interest rates can affect the interest earned on our cash equivalents.  To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements (corporate bonds).  As of December 31, 2001, a 10 basis point change in interest rates would have a potential impact on our interest earnings of approximately $3,000, which is clearly immaterial to our consolidated financial statements.

Item 8.  Financial Statements

The financial statements required pursuant to this Item are included in Item 14 on this Form 10-K and are presented beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 11, 1998, we engaged BDO Seidman, LLP (BDO Seidman) as our independent public accountant.  BDO Seidman resigned as our independent public accountant on February 4, 1999 because they were unwilling to be associated with our financial statements due to the background of one of our employees.  We employed this employee from January 1, 1999 through February 15, 1999 at which time he resigned.  The employee was never appointed as an officer or director of quepasa.com, inc.  He owned 443,500 shares of our common stock and was an employee of WGM Corporation, the general partner of The Monolith Limited Partnership, a former principal shareholder.

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

PART III

Item 10.  Our Directors and Executive Officers.

The information required by Part III, Item 10 is included in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Part III, Item 11 is included in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Part III, Item 12 is included in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by Part III, Item 13 is included in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)       Documents filed as a part of this report:

                   The following financial statements of quepasa.com, inc. are filed as part of this Form 10K.

Financial Statement Schedules:

Not applicable

(b)       Reports on Form 8-K.

                On November 26, 2001, we filed a Report on Form 8-K  attaching the press release dated November 26, 2001, announcing that the Company had received a decision from the American Arbitration Association in the arbitration proceeding initiated against Telemundo Network Group LLC in February 2001.

                On December 4, 2001, we filed a Report on Form 8-K attaching the press release dated December 3, 2001, announcing that (1) quepasa would hold its annual shareholder meeting on January 31, 2002 in Carson City, Nevada, (2) the holders of record at the close of business on December 28, 2001 would be entitled to vote at the meeting and (3) at the meeting, the shareholders would elect directors and vote on the merger with Great Western Land and Recreation, Inc.

                On December 28, 2001, we filed a Report on Form 8-K attaching the press release dated December 28, 2001, announcing that (1) the annual shareholder meeting was rescheduled to February 11, 2002 in Carson City, Nevada, (2) holders of record at the close of business on January 7, 2002 would be entitled to vote at the meeting, (3) at the meeting, the shareholders would elect directors and vote on the merger with Great Western Land and Recreation, Inc., and (4) that on December 19, 2001, Michael Silberman and Mark Kucher commenced an action against quepasa, each of our directors and officers and Great Western, alleging various breaches of fiduciary duty by quepasa’s officers and directors.

                On January 10, 2002, we filed a Report on Form 8-K attaching the press release dated January 10, 2002, announcing that (1) the annual shareholder meeting was rescheduled to February 28, 2002 in Carson City, Nevada, (2) holders of record at the close of business on January 28, 2002 would be entitled to vote at the meeting and (3) at the meeting, the shareholders would elect directors and vote on the merger with Great Western Land and Recreation, Inc.

                On January 14, 2002, we filed a Report on Form 8-K attaching the press release dated January 14, 2002, announcing that quepasa had changed the record date for shareholders entitled to vote at quepasa’s annual shareholder meeting from the close of business on January 28, 2002 to the close of business on January 7, 2002.

                On February 6, 2002, we filed a Report on Form 8-K attaching the press release dated February 6, 2002, announcing that quepasa had terminated its merger agreement with Great Western Land and Recreation, Inc. and accelerated the payment of a $500,000 loan from quepasa to Great Western.

                On March 1, 2002, we filed a Report on Form 8-K attaching (1) a press release dated February 13, 2002, announcing that quepasa had entered into a settlement of all litigation and potential litigation with the shareholder group that had commenced litigation against quepasa, its officers and directors, and (2) a press release dated February 14, 2002, announcing that quepasa is revising its proxy materials to reflect several recent events.  In addition, we announced that on February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona alleging, among other things, that we breached the merger agreement with Great Western and, as a result, Great Western is entitled to receive a $500,000 termination fee from us.  Accordingly, Great Western alleged that the $500,000 loan we made to it in October 2001 should be deemed paid in full.

(c)      Exhibits:

Exhibit Number	Description of Document

3.01	Articles of Incorporation of the Registrant, as amended (1)

3.02	Bylaws of the Registrant, as amended (1)

4.01	1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements (1)

4.02	Registration Rights Agreement dated as of January 26, 2000,by and among the Registrant, Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd. (2)

4.03

Registration Rights Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated, Ltd. (2)

4.04	Registration Rights Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta and John Beneventi (2)

9.01	Voting Trust Agreement (1)

10.01	Office Lease of the Registrant (Arizona) (1)

Exhibit Number	Description of Document

10.02	Agreement with Garcia/LKS (1)

10.03	Amendment to Agreement with Garcia/LKS (2)

10.04	Agreement with Telemundo Network Group LLC (1)

10.05	Common Stock Purchase Warrant dated April 14, 1999, issued to Telemundo Network Group LLC (1)

10.06	Agreement with Arizona Diamondbacks (1)

10.07	Second Amended and Restated Employment Agreement with Gary Trujillo (2)

10.08	Gary Trujillo’s Termination Agreement (7)

10.09	Second Amended and Restated Employment Agreement with Robert Taylor (2)

10.10	Third Amendment of Employment Agreement with Robert Taylor*

10.11

Merger Agreement dated as of December 17, 1999, by and among the Registrant, eTrato Acquisition, Inc., eTrato.com, inc., Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated (2)

10.12	Merger Agreement dated as of January 17, 2000, by and among the Registrant, Credito Acquisition, Inc., credito.com, inc., Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd. (2)

10.13

Agreement and Plan of Merger dated as of March 9, 2000, by and among the Registrant, credito.com, inc., Realestateespanol.com, inc., Century Finance USA, Inc. d/b/a RealEstateEspanol.com, Inc., Gary Acosta and John Beneventi (2)

10.14	Amended and Restated Merger Agreement dated as of October 11, 2001, between quepasa.com, inc., Great Western Land & Recreation, Inc., GWLAR, Inc. and GWLR, LLC (6)

10.15	Stock Purchase and Investor Rights Agreement (includes Purchase Agreement between Gateway Companies, Inc. and quepasa.com, inc. (3)

10.16	Internet Endorsement Agreement dated December 1, 1999, by and among RealEstateEspanol.com and National Association of Hispanic Real Estate Professionals (4)

10.17	Memorandum of Understanding dated October 3, 2000, by and among realestateespanol, National Association of Hispanic Real Estate Professionals, National Council of La Raza and Freddie Mac (4)

10.18	Agreement dated October 4, 2000, by and among realestateespanol and National Association of Hispanic Real Estate Professionals (4)

10.19	Stipulation of Settlement, dated February 11, 2002, between Michael Silberman and Mark Kucher, and quepasa.com, inc., et al. (5)

10.20	Amended and Restated Stock Option Agreement dated February 18, 2002 - Robert J. Taylor

21.01	Subsidiaries of the Registrant*

23.01	Consent of KPMG LLP *

24.01	Power of Attorney (8)

(1)       Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-74201).

(2)       Incorporated by reference to the Registrant’s 1999 Annual Report on Form 10-K dated March 30, 2000.

(3)       Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 14, 2000.

(4)       Incorporated by reference to the Registrant’s 2000 Annual Report on Form 10-K dated September 20, 2001.

(5)       Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2002.

(6)       Incorporated by reference to Great Western Land and Recreation, Inc.’s Form S-4 Registration Statement filed on October 16, 2001.

(7)       Incorporated by reference to the Registrant’s Preliminary Proxy Statement dated October 16, 2001.

(8)       Included in Part IV of this Annual Report on Form 10-K under the caption “Signatures.”

*              Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on March 12, 2002.

quepasa.com, inc.

By:	/s/ Robert J. Taylor
Name:	Robert J. Taylor
Title:	President and Chief Financial Officer
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Robert J. Taylor his attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name

Title

Date

/s/ Gary L. Trujillo		March 12, 2002
Gary L. Trujillo	Chairman of the Board of Directors

/s/ Robert J. Taylor		March 12, 2002
Robert J. Taylor	President and Chief Financial Officer
(Principal Executive Officer)

/s/ Jerry J. Colangelo	Director	March 12, 2002
Jerry J. Colangelo

/s/ Jose Maria Figueres	Director	March 12, 2002
Jose Maria Figueres

/s/ Louis Olivas	Director	March 12, 2002
Louis Olivas

	Director	March 12, 2002
L. William Seidman

quepasa.com, inc.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

quepasa.com, inc.:

We have audited the accompanying consolidated balance sheets of quepasa.com, inc. (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of quepasa.com, inc. as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, has continued to use cash in its operating activities, and is considering alternatives, including liquidation, that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
KPMG LLP

Phoenix, Arizona

February 27, 2002

quepasa.com, inc.

Consolidated Balance Sheets

	December 31,
Assets	2001	2000
Current assets:
Cash and cash equivalents	$3,052,147	$3,940,232
Trading securities	—	2,393,964
Accounts receivable, net of allowance for doubtful accounts of $184,100 at December 31, 2000	—	242,275
Other receivables	113,019	981,870
Note receivable (note 17)	500,000	—
Prepaid expenses	251,509	302,242
Other current assets	—	158,421
Total current assets	3,916,675	8,019,004

Property and equipment, net	—	103,244
Assets held for sale	—	282,000
	$3,916,675	$8,404,248
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,107	$354,743
Accrued liabilities	120,807	149,344
Arbitration settlement accrual	200,000	—
Deferred revenue	20,089	202,292
Total current liabilities	416,003	706,379
Stockholders’ equity:
Preferred stock, authorized 5,000,000 shares, $0.001 par value - none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares; $0.001 par value; 17,763,291 shares issued and outstanding at December 31, 2001 and 2000	17,763	17,763
Additional paid-in capital	104,454,267	104,420,534
Accumulated deficit	(100,971,358)	(96,740,428)
Total stockholders’ equity	3,500,672	7,697,869
Commitments, contingencies and subsequent events (see notes 2, 9, 11, 12 and 17)
	$3,916,675	$8,404,248

See accompanying notes to consolidated financial statements.

quepasa.com, inc

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
Gross revenue	$207,473	$2,815,818	$670,639
Less commissions	(2,636)	(204,070)	(114,395)
Net revenue	204,837	2,611,748	556,244
Operating expenses:
Product and content development expenses	399,941	6,431,604	2,319,391
Advertising and marketing expenses	421,845	20,854,247	16,735,517
General and administrative expenses	3,864,020	6,576,773	11,539,373
Amortization of goodwill	—	5,752,002	—
Asset impairment charges	—	24,923,321	—
Total operating expenses	4,685,806	64,537,947	30,594,281
Loss from operations	(4,480,969)	(61,926,199)	(30,038,037)
Other income (expense):
Interest expense	(2,407)	(55,119)	(238,858)
Interest income and other	266,650	1,220,274	855,408
Realized gain (loss) on trading securities	(14,204)	2,820	—
Unrealized gain (loss) on trading securities	—	(140,127)	160,124
Other income, net	250,039	1,027,848	776,674
Loss before the cumulative effect of a change in accounting principle	(4,230,930)	(60,898,351)	(29,261,363
Cumulative effect of a change in accounting principle [see note 4(g)]	—	(64,583)	—
Net loss	$(4,230,930)	$(60,962,934)	$(29,261,363)
Loss per share before the cumulative effect of a change in accounting principle and net loss per share, basic and diluted	$(0.24)	$(3.52)	$(2.44)
Weighted average number of shares outstanding, basic and diluted	17,763,291	17,301,729	12,011,088

See accompanying notes to consolidated financial statements.

quepasa.com, inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2000 and 1999

	Common Stock		Additional paid-in capaital	Accumulated deficit
	Shares	Amount			Total
Balances, December 31, 1998	9,075,833	$9,076	$10,427,477	$(6,516,131)	$3,920,422

Issuance of compensatory stock options to employees, officers and directors	—	—	4,401,195	—	4,401,195
Issuance of stock to officers and directors	50,000	50	549,950	—	550,000
Issuance of common stock and warrants for advertising and marketing services	650,000	650	10,753,917	—	10,754,567
Issuance of common stock for consulting services	50,000	50	549,950	—	550,000
Proceeds from initial public offering, net of $7,364,000 of offering costs	4,000,000	4,000	42,364,300	—	42,368,300
Proceeds from underwriter over-allotment, net of $913,000 of offering costs	600,000	600	6,286,273	—	6,286,873
Proceeds from exercise of common stock options	110,225	110	496,140	—	496,250
Net loss	—	—	—	(29,261,363)	(29,261,363)
Balances, December 31, 1999	14,536,058	14,536	75,829,202	(35,777,494)	40,066,244
Issuance of common stock in acquisitions	1,699,561	1,700	20,071,334	—	20,073,034
Issuance of common stock and warrants for cash	1,428,572	1,429	8,070,072	—	8,071,501
Issuance of compensatory stock options to employees, officers and directors	—	—	82,184	—	82,184
Proceeds from exercise of common stock options	99,100	98	367,742	—	367,840
Net loss	—	—	—	(60,962,934)	(60,962,934)
Balances, December 31, 2000	17,763,291	17,763	104,420,534	(96,740,428)	7,697,869
Issuance of compensatory stock options to employees, officers and directors	—	—	33,733	—	33,733
Net loss	—	—	—	(4,230,930)	(4,230,930)
Balances, December 31, 2001	17,763,291	$17,763	$104,454,267	$(100,971,358)	$3,500,672

See accompanying notes to consolidated financial statements.

quepasa.com, inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(4,230,930)	$(60,962,934)	$(29,261,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	—	24,923,321	—
Depreciation and amortization	103,244	8,057,249	341,887
Loss on sale of computers	—	3,527,692	—
Stock based compensation	33,733	82,184	4,951,195
Forgiveness of forgivable loans	—	355,474	28,498
Consulting services received in exchange for stock	—	—	550,000
Amortization of prepaid advertising	—	—	1,034,375
Amortization of prepaid marketing services	—	2,545,820	—
Amortization of deferred advertising	—	766,666	—
Realized loss (gain) on trading securities	14,204	(2,820)	—
Unrealized loss (gain) on trading securities	—	140,127	(160,124)
Cumulative effect of change in accounting principle	—	64,583	—
Increase (decrease) in cash net of acquisitions resulting from changes in:
Sale (purchase) of trading securities, net	2,379,760	19,706,385	(22,077,532)
Accounts receivable	242,275	54,895	(297,170)
Deposits receivable	—	—	1,533,632
Prepaid expenses	50,733	684,113	(2,161,494)
Other receivables and other current assets	1,032,272	(6,710,890)	(175,790)
Accounts payable	(279,636)	(2,524,143)	2,704,125
Accrued liabilities	171,463	(877,539)	1,021,062
Deferred revenue	(182,203)	52,292	21,252
Net cash used in operating activities	(665,085)	(10,117,525)	(41,947,447)
Cash flows from investing activities:
Issuance of a note receivable	(500,000)	—	—
Cash paid for acquisitions	—	(238,793)	—
Cash received in acquisition	—	578,730	—
Proceeds from sale (purchase) of property and equipment	277,000	(241,232)	(2,013,823)
Net cash provided by (used in) investing activities	(223,000)	98,705	(2,013,823)
Cash flows from financing activities:
Stock subscription receivable	—	—	125,000
Accrued commissions	—	—	(215,233)
Stock subscription	—	—	(337,500)
Proceeds from initial public offering and overallotment, net of offering costs	—	—	48,655,173
Proceeds from exercise of common stock options	—	367,840	496,250
Proceeds from issuance of common stock	—	9,000,000	—
Proceeds from draws on line of credit	—	12,289	—
Payments on notes payable	—	(2,382,669)	—
Net cash provided by financing activities	—	6,997,460	48,723,690
Net increase (decrease) in cash and cash equivalents	(888,085)	(3,021,360)	4,762,420
Cash and cash equivalents, beginning of year	3,940,232	6,961,592	2,199,172
Cash and cash equivalents, end of year	$3,052,147	$3,940,232	$6,961,592
Supplemental statement of cash flow information - interest paid	$2,407	$55,003	$238,858
Supplemental disclosure of non-cash financing and investing activities:
Stock and warrants issued in exchange for advertising and marketing services	$—	$—	$12,755,000
Barter transactions	$—	$1,291,201	$119,000
Sale of computers in exchange for receivable	$—	$981,870	$—
Acquisitions through balance of stock and notes payable and assumption of liabilities	$—	$22,549,853	$—
Write-off of prepaid advertising due to return of redeemable common stock and cancellation of installation payment	$—	$2,500,000	$—

See accompanying notes to consolidated financial statements.

quepasa.com, inc.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(1)           The Company

quepasa.com, inc. (the “Company” or quepasa), a Nevada Corporation, was incorporated in June 1997.  The Company is a Bilingual Internet portal and on-line community focused on the United States Hispanic market.  Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

(2)           Liquidity and Asset Impairment Charge

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses from operations since inception, has an accumulated deficit of $101 million through December 31, 2001 and continues to use significant amounts of cash in its operations.  On December 27, 2000, the Company’s Board of Directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transaction involving the Company can be achieved resulting from the Company’s inability to execute its business plan or to develop a revenue stream to support the carrying value of its assets.  During 2000 and 2001, the Company actively pursued the sale of its assets and responded to numerous inquiries from interested parties; however, the Company has been unsuccessful in its efforts to complete a merger transaction.  By December 31, 2001, the Company downsized its workforce to two individuals and two part-time contractors, disposed of certain assets, and reduced its long-term commitments.  While management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate for an extended period of time, management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While management continued to develop and support its websites and pursue its original business plan, the Company continued to amortize its goodwill through November 30, 2000.  As a result of the Board of Directors’ decision on December 27, 2000 to develop a plan of liquidation of the Company’s assets, and because the Company has been unable to develop a revenue stream to support the carrying value of its long-lived and intangible assets, the Company performed an impairment analysis of all long-lived assets and its identifiable intangibles in accordance with accounting principles generally accepted in the United States of America.  The fair value of the long-lived assets and its identifiable intangibles was determined to approximate $385,000.  As a result, the Company recorded a $24.9 million impairment charge related to such assets as follows:  goodwill and domain and license agreements - $16.2 million unamortized balance; prepaid marketing services - $7.6 million unamortized balance; and property and equipment - $1.1 million representing the excess carrying value over sale proceeds.  In addition, the Company recorded a $3.5 million loss on the sale of computer promotions inventory, which is included in advertising and marketing expenses at December 31, 2000 (see note 3).

(3)           Significant Transactions and Workforce Reductions

On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable.  The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition.  Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com’s achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002.  credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to the Company.  The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share.  The Company accounted for the acquisition using the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a 3-year period.  On December 27, 2000, the Company’s Board of Directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transaction involving the Company could be achieved.  Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2).  The results of operations of credito.com have been included in the accompanying statements of operations since its acquisition on January 28, 2000.

On January 28, 2000, the Company acquired eTrato.com, an on-line trading company developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.9 million, consisting of 681,818 shares of the Company’s common stock valued at $14.09 per share, and assumption of a $1.3 million promissory note.  The note payable was due on January 28, 2002 and had a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years.  This note was paid in full on May 8, 2000.  The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced on December 20, 1999.  Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the seller pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition.  The contingencies were not met, and consequently, these shares were returned to quepasa subsequent to December 31, 2000 and were cancelled.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition.  The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years.  On December 27, 2000, the Company’s Board of Directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transaction involving the Company could be achieved.  Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2).  The results of operations of eTrato.com have been included in the accompanying statements of operations since its acquisition on January 28, 2000.

On March 9, 2000, the Company acquired RealEstateEspanol.com, (REE) a real estate services site providing the Hispanic-American community with bilingual home buying services, for an aggregate purchase price of $3.3 million, consisting of 335,925 shares of the Company’s common stock for $8.83 per share and assumption of $300,000 in debt which was paid immediately following the closing of the acquisition.  Contingent consideration consisted of 248,834 shares of common stock which were held in escrow pending REE’s achievement of gross revenue targets within 12 months of the date of the agreement.  The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced.  REE did not meet the agreed-upon targets contingent to the seller receiving the shares of common stock held in escrow, and consequently, these shares were returned to quepasa and cancelled subsequent to December 31, 2000.  The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liability assumed based upon the estimated fair value at the date of acquisition.  The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years.  On December 27, 2000, the Company’s Board of Directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transaction involving the Company could be achieved.  Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the balance of unamortized goodwill of $2.4 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (see note 2).  The results of operations of REE have been included in the accompanying statements of operations since its acquisition on March 9, 2000.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisitions had taken place on January 1, 1999.  Amortization of goodwill related to the acquisitions of credito.com, eTrato.com, and RealEstateEspanol.com has been recorded for the period of inception, August 17, 1999, June 16, 1999, and August 30, 1999, respectively, through December 31, 1999 based on an estimated useful life of 3 years.  Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective on January 1, 1999, including $6.4 million and $3.1 million amortization of goodwill in 2000 and 1999, respectively (in thousands, except per share amounts):

	Years ended December 31,
	2000	1999
	(Unaudited)
Gross revenue	$2,816	$671
Net revenue	2,612	556
Operating expenses	65,494	33,927
Net loss	(61,919)	(32,602)
Net loss per share, basic and diluted	(3.58)	(2.71)

On March 30, 2000, Gateway, Inc. invested $9.0 million in exchange for 1,428,571 shares of common stock, which represented 7.6% of quepasa’s outstanding common stock.  The amount attributable to common stock and additional paid-in capital was $7,685,712, the value of the 1,428,571 shares of common stock on the date issued ($5.38 per share).  Additionally, quepasa granted a 60-day warrant to acquire 483,495 shares of common stock at $7 per share.  The warrants were valued at approximately $386,000 using the Black Scholes option-pricing model.  The assumptions used for the Gateway warrants are as follows:  expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 147%, and expected life of two months.  In the event there was a change in ownership of quepasa in excess of 30% prior to September 30, 2000, and for a price per share less than $7.00, Gateway had a right to be reimbursed for the differential in the per share amount.  quepasa also committed itself to use a substantial portion of the proceeds of Gateway’s investment to further its community and educational initiative program, which included distributing computers purchased from Gateway accompanied with Spanish language technical support, providing Internet access, and training for quepasa’s subscribers. The Company purchased $5.8 million of computers, net of $928,500 of a volume purchase discount, pursuant to this agreement to be used for promotional activities.  The Company took title to the computers upon the close of the transaction.  Since the Company had no warehousing facilities, the computers were segregated from Gateway’s inventory in third party warehouse locations and the Company was responsible for the payment of warehouse storage charges.  These computers were expensed as donated.

In the fourth quarter of 2000, the Company halted virtually all promotional activities to conserve cash.  In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss (see note 2).  The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities.  However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing.  Virtually all promotional activities were halted in order to conserve cash.  Only a small number of the computers had been used in promotional activities at that time.  In the fourth quarter of 2000, the Company’s Board of Directors instructed management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above.

At December 31, 2000, the Company had $158,421 of computer inventory remaining, which was included in other current assets.  This inventory was donated to NAHREP and expensed in the first quarter of 2001 (see note 8).  The Company had no computer inventory as of December 31, 2001.

In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan’s tour was subsequently postponed, and consequently the original terms of the spokesperson agreement were renegotiated. The revised spokesperson agreement calls for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final cash installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan’s next United States and Latin America tours.  The Company recognized $2.3 million and $1.2 million of amortization in relation to the Estefan agreement during 2000 and 1999, respectively, in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed [see note 13(c) for expanded discussion].

During 2001 and 2000, the Company reduced its workforce as part of management’s effort to enhance the Company’s competitive position, utilize its assets more efficiently, and conserve remaining cash.  The Company recognized $744,000 in employee severance and termination costs for the year ended December 31, 2001, relating to the reduction in workforce of approximately 18 employees, which is classified in general and administrative expenses.  The Company recognized $683,000 in employee severance and termination costs for the year ended December 31, 2000, relating to the reduction in the workforce of approximately 69 employees, which is classified as follows:  $300,000 in production and content development expense, $152,000 in sales and marketing, and $231,000 in general and administrative expenses.  As of December 31, 2001 and 2000, all employee severance and termination costs incurred in 2001 and 2000 had been paid.

(4)           Summary of Significant Accounting Policies

(a)           Uses of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances.  The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company.  These critical accounting policies relate to revenue recognition including the recording of barter transactions, ultimate collectibility of receivables, valuation and useful lives of long-lived assets, goodwill and other identifiable intangible assets, valuation of equity transactions such as the fair value assigned to common stock and warrants, and litigation.  Revenue recognition resulting from sales of banner advertisements, sponsorships, slotting fees, set-up fees, commissions and barter transactions is discussed in note 4(g).  The Company has maintained an allowance for doubtful accounts for estimated losses resulting from the inability of creditors to make required payments.  During the fourth quarter of 2000, the Company performed an asset impairment analysis of its long-lived assets, goodwill and other identifiable intangible assets and recorded an asset impairment change in the amount of $24.9 million.  The Company has incurred, and continues to incur, significant legal costs in defending itself in the Telemundo arbitration matter, stockholder litigation and other litigation and claims.  The Company believes its estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

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

(d)           Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government.  During 2001, one customer accounted for 79% of gross revenue.  During 2000, one customer accounted for 16% of gross revenue.  During 1999, two customers accounted for 21% and 12% of gross revenue.  No other single advertiser utilizing banner ads or sponsorship agreements amounted to or exceeded 10% of total gross revenues.

(e)           Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid debt instruments with original maturities of three months or less.

(f)            Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.  The Company had no securities as of December 31, 2001.  Trading securities at December 31, 2000 consist of corporate debt securities.

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

(g)           Revenue Recognition

The Company’s revenue is derived principally from the sales of banner advertisements and sponsorships. The Company sells banner advertising primarily on a cost-per-thousand impressions, or “CPM” basis, under which advertisers and advertising agencies receive a guaranteed number of “impressions,” or number of times that an advertisement appears in pages viewed by users of the Company’s website, for a fixed fee. The Company’s contracts with advertisers and advertising agencies for these types of contracts cover periods ranging from one to twelve months. Advertising revenue is recognized ratably based on the number of impressions displayed, provided that the Company has no obligations remaining at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Payments received from advertisers prior to displaying their advertisements on the Company’s website are recorded as deferred revenue.

The Company also derives revenue from the sale of sponsorships for certain areas or a sponsorship exclusivity for certain areas within its website. These sponsorships are typically for periods up to one year. Prior to the adoption of Staff Accounting Bulletin (SAB) 101, the Company recognized revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g., co-branded website), to the extent that actual costs were incurred. The balance of the sponsorship was recognized ratably over the period of time of the related agreement. The Company adopted SAB 101 in the fourth quarter of 2000.  As such, the Company records initial setup fees as deferred revenue and recognizes the fee over the term of the related agreement.  In connection with the adoption of this principle, the Company recorded a $64,583 cumulative effect of change in accounting principle, net loss increased $87,709 for the year ended December 31, 2000 and deferred revenue of $152,292 was recorded as of December 31, 2000. Payments received from sponsors prior to displaying their advertisements on the Company’s website are recorded as deferred revenue.  The pro forma effect of retroactive application on the results of operations for the years ended December 31, 2000 and 1999, follows:

	2000	1999
Net loss:
As reported	$(60,963,000)	$(29,261,000)
Pro forma	$(60,898,000)	$(29,326,000)

Net loss per share:
As reported	$(3.52)	$(2.44)
Pro forma	$(3.52)	$(2.44)

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

The Company in the ordinary course of business enters into reciprocal service arrangements (barter transactions) whereby the Company provides advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements are recorded at the fair value of services provided or received, whichever is more determinable in the circumstances.  The fair value represents market prices negotiated on an arms’ length basis. Revenue from reciprocal service arrangements is recognized as income when advertisements are delivered on the Company’s website. Expense from reciprocal services arrangements is recognized when the Company’s advertisements are run in other media, which are typically in the same period when the reciprocal service revenue is recognized. Related expenses are classified as advertising and marketing expenses in the accompanying statements of operations. During the years ended December 31, 2001, 2000 and 1999, revenue and related expenses attributable to reciprocal services totaled approximately zero, $1.3 million and $119,000, respectively.

In November 1999, the EITF commenced discussions on EITF No. 99-17, Accounting for Advertising Barter Transactions, concluding that revenue and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions.  In evaluating “similarity,” the Company ensured reasonableness of the target market, circulation, timing, medium, size, placement, and location of the advertisement.  In cases where the total dollar amount of barter revenue exceeded the total amount of the “similar” cash transaction, the total barter amount was capped at the lower cash amount.  EITF No. 99-17 was effective and was applied prospectively to all transactions occurring after January 20, 2000.

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

(j)            Product and Content Development

Costs incurred in the classification and organization of listings within the Company’s website are charged to expense as incurred. In accordance with SOP 98-1, material software development costs, costs of development of new products and costs of enhancements to existing products incurred during the application development stage are capitalized. Based upon the Company’s product development process, and the constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant.

In March 2000, EITF No. 00-02, Accounting for Website Development Costs, was issued which addresses how an entity should account for costs incurred in website development.  EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage.  EITF 00-02 was effective on and after June 30, 2000 although early adoption was encouraged.  The adoption of EITF No. 00-02 did not have a material impact on the Company’s consolidated financial statements.

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

(m)          Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trading securities, accounts receivable, other receivables, accounts payable, and accrued liabilities approximates their fair value because of the short-term nature of the instruments.

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

The Company uses one of the most widely used option pricing models, the Black-Scholes model (Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

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

(p)           Advertising Costs

Advertising costs are expensed as incurred in accordance with Statement of Position 93-7, “Reporting on Advertising Costs”. Advertising costs for the years ended December 31, 2001, 2000 and 1999 totaled $23,000, $9.8 million and $15.9 million, respectively. The Company recognizes the advertising expense in a manner consistent with how the related advertising is displayed or broadcast. Advertising production costs are expensed as incurred.

(q)           Segment Reporting

The Company utilizes the management approach in designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segment. The Company’s one segment provides Internet Portal and On-Line Community services in both Spanish and English to the Hispanic market. The Company’s initial focus is on the U.S. Hispanic market, with substantially all of the Company’s assets in and revenues originating from the United States.

(5)           Trading Securities

A summary of cost and estimated fair values of trading securities as of December 31, 2000 follows:

	Cost	Unrealized Gains	Unrealized Losses	Market Value
2000:
Corporate debt securities	$2,534,091	$—	$140,127	$2,393,964

Proceeds from the sale of trading securities were $2,379,761 and $105,856,000 in 2001 and 2000, respectively. Realized gains (losses) totaled $(14,204), $2,820 and $0 during 2001, 2000 and 1999, respectively.

(6)           Note Receivable

In October 2001, the Company loaned $500,000 to Great Western Land and Recreation, Inc. (Great Western), an unrelated entity with whom the Company had previously entered into a merger agreement.  The loan bears interest at prime plus 1%, is collateralized by a security interest in the membership interest of a limited liability company that owns a rental condominium project in the state of Arizona and the certificates and is guaranteed by an affiliate of Great Western.  The note is due on the earlier of March 15, 2002 or termination of the merger agreement.  On February 5, 2002, the Company announced the merger agreement had been terminated and that the note receivable became immediately due and payable.  Great Western subsequently initiated a lawsuit indicating that it was due a $500,000 termination fee and that the promissory note should be deemed paid in full (see note 17).

(7)           Balance Sheet Components (in thousands)

	December 31,
	2001	2000
Prepaid expenses:
Prepaid insurance	$247	$240
Prepaid maintenance	—	3
Other prepaid expenses	5	59
	$252	$302
Property and equipment:
Computer equipment and software	$—	$72
Furniture, fixtures, equipment and other	—	7
Leasehold improvements	—	97
	—	176
Less accumulated depreciation and amortization	–	(73)
Property and equipment	$—	$103
Accrued liabilities:
Payroll taxes withheld	$13	$14
Accrued vacation	3	51
Other accrued expenses, primarily professional fees	105	84
	$121	$149

(8)           Sponsorship Fee

In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP’s endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term.  Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers.  Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above.  In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder.  In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestateespanol.com website, the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers.

(9)           Leases

Operating Leases

On August 1, 2001, the Company and its landlord executed an agreement pursuant to which the Company made a $130,000 lump sum payment to the landlord for any and all amounts due and owing under its lease, including any and all future amounts to be paid thereunder.  Pursuant to the terms of the agreement, the Company vacated the premises on October 31, 2001.  The Company has been using office space on a month-to-month basis and free of charge since vacating its former office space.

Facilities and equipment lease expense for the years ended December 31, 2001, 2000 and 1999 was $288,000, $391,000 and $311,000, respectively.

(10)         Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred significant net operating losses from inception through December 31, 2001. Sources of deferred tax assets and their tax effects follows:

	December 31,
	2001	2000
Net operating loss carryforwards	$25,423,000	$21,038,000
Nondeductible expenses	3,258,000	841,000
Gross deferred tax assets	28,681,000	21,879,000
Valuation allowance	(28,681,000)	(21,879,000)
	$—	$—

The allowance for deferred tax assets as of December 31, 2001 and 2000 was $28.7 and $21.9 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $6.8 and $11.2 million, respectively. The Company believes that it is more likely than not that the deferred tax assets will not be realized such that a 100% valuation allowance is appropriate.

At December 31, 2001, the Company had approximately $60 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. These carryforwards begin to expire in 2018. The Company has approximately $60 million of state net operating loss carryforwards for tax reporting purposes, which begin to expire in 2002.  Due to the frequency of equity transactions within the Company, it is likely the use of the net operating loss carryforwards will be limited in accordance with Section 382 of the Internal Revenue Code.  Management anticipates that a determination as to this limitation will be made at a future date as the net operating losses are utilized.

(11)         Commitments

(a)           Employment Agreements

The Company has entered into employment and other agreements with many of its employees and all of its executive officers and non-employee directors.  Under the terms of the employment agreements with its employees, the Company and the other parties thereto agreed to various provisions relating to base salary, forgivable loans and severance and bonus arrangements.  The Company recognized the forgivable loans ratably as expense over the full loan period, or earlier, if the loan is forgiven on the date of the particular employee’s termination of employment with the Company, according to such employee’s employment agreement.

In the event of a change of control or liquidation, the Company may be required to pay a maximum of $300,000 in severance payments under the Company’s existing employment agreement with its remaining officer and other agreements with its non-employee directors as of December 31, 2001.

Robert J. Taylor, the Company’s President, has an employment agreement with the Company that provides that Mr. Taylor is an at-will employee of quepasa with an annual base salary of $175,000.  Mr. Taylor’s employment terminates on the earlier to occur of the effective date of an event constituting a significant event (as defined in his employment agreement) or March 29, 2002.  In the event Mr. Taylor’s employment terminates on March 29, 2002, he will provide the Company with transition services as reasonably requested by the Company’s board until the earlier of 30 days following the effective date of a significant event or May 31, 2002.  Mr. Taylor will not be compensated for the provision of transition services to the Company.  Mr. Taylor received a $50,000 stay bonus, paid in two equal installments on September 1, 2000 and December 1, 2000.  On March 9, 2002, Mr. Taylor’s annual base salary will be reduced to $125,000.  The Company must pay Mr. Taylor a bonus of $100,000 upon the earlier to occur of March 8, 2002 or immediately prior to the effective date of an event constituting a significant event.  All options held by Mr. Taylor will automatically and immediately vest and be exercisable as to all shares covered thereby upon the earliest to occur of (1) a significant event (as defined in Mr. Taylor’s employment agreement), (2) the termination of Mr. Taylor’s employment without cause (as defined in Mr. Taylor’s employment agreement), or (3) March 29, 2002.  In the event of (1), (2) or (3) above, Mr. Taylor’s options are exercisable for a period of ten years from the date of grant.

A change of control in the Company will also trigger a cash payment due to the Company’s non-employee directors.  As of March 2001, the Company agreed to pay each non-employee director a payment of $50,000 for past and current services, payable only upon any change of control in or liquidation of the Company.  The directors have agreed not to accept the payment upon the election of new directors in April 2002.

In addition, 200,000 unvested options previously granted to the non-employee directors with an exercise price of $0.15 per share will become fully vested and exercisable.

(b)           Advertising Contracts

In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo).  The Chief Operating Officer of Telemundo served as director of the Company through January, 2001.  Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock exercisable up to and including June 25, 2001 at $14.40 per share [see note 13(a)].  On June 25, 2001, the warrant expired unexercised.  In exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years.  After completion of the Company’s Initial Public Offering (IPO), the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo.  The fair value of the transactions was measured and based on the fair value of the common stock issued at the Company’s IPO price of $12.00 per share plus $2.9 million assigned to the warrant based upon the Black-Scholes pricing model using a 50% volatility rate.  The Company began amortizing the $5.0 million advertising credit on January 1, 2000, after a cash purchase from Telemundo of $1.0 million in advertising services in 1999.  The remaining balance of prepaid marketing services of $5.1 million was amortized over the term of the agreement (5 years), resulting in expense of $1.7 million for the year ended December 31, 2000.  This agreement also provides (1) that the parties will collaborate regarding online content development, co-branded marketing promotions, and other complementary aspects of its business, (2) that the parties will cross-link each other’s websites, and (3) exclusivity provisions for a period of six months.  On December 27, 2000, the Company’s Board of Directors approved the development of a plan of liquidation and sale of the Company’s assets in the event that no strategic transactions involving the Company could be achieved.  Accordingly, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America.  As a result, the Company wrote off the unamortized $7.6 million remaining prepaid marketing services as of December 31, 2000 (see note 2).

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

(c)           Internet Access Agreement

On December 14, 1999, the Company entered into a one-year agreement with NetZero, Inc. (NetZero), where it provided free internet access along with the Company’s content to the U.S. Hispanic market. According to the terms of this agreement, the Company was obligated to pay a fee for their subscribers who accessed the Company’s website. This fee ranged from $.10 to $.15 per user session (user session fees). The Company was also committed to spend at least $1.0 million for the production and distribution of CD’s containing the customized NetZero service. In addition, according to the terms of the agreement, the Company made a $1.0 million advance payment which was applied against future user session fees incurred by the Company.  The Company was obligated to maintain an advance payment amount each month equal to at least 125% of the amount due the prior month for such user session fees.  The user session fees and the production and distribution costs for the CD’s were expensed as incurred.  The Company had no advance payments with NetZero as of December 31, 2000.  As of December 31, 2000, all obligations were met and the agreement was terminated.

(d)           Content

During 2001, 2000 and 1999, the Company had various agreements with third parties to provide content to the Company’s website and incurred license fee expense of $17,000, $815,000 and $227,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The Company paid $41,000 during the three months ended March 31, 2001 to terminate all content development agreements.  The Company has outsourced the hosting and administration of its website for approximately $2,000 per month.

(12)         Contingencies

In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo).  In January 2001, Telemundo asserted that the agreement was terminated alleging that the Company had failed to develop and maintain the Telemundo website.  In February 2001, the Company initiated arbitration against Telemundo to defend the enforceability of the agreement, and submitted a damages claim for $4.3 million, plus reasonable attorneys’ fees and costs.  Telemundo also asserted a damages claim for $655,000, plus reasonable attorneys’ fees and costs.  On November 15, 2001, the Company received a decision of the American Arbitration Association in the arbitration proceeding, pursuant to which:  (1) the Company is not permitted to transfer, sell or use any of the unused advertising credits that were issued under the original agreement with Telemundo, (2) Telemundo is required to return the 600,000 shares of the Company’s common stock that it owned (representing 3.6% of the Company’s issued and outstanding capital stock), (3) the Company has no further duties or obligations under the agreement and (4) the Company is required to pay Telemundo a cash payment for reimbursement of attorney’s fees, costs and expenses incurred in connection with the arbitration.  Pursuant to a settlement agreement between the Company and Telemundo, on January 7, 2002, Telemundo returned the 600,000 shares of common stock to the Company and the Company made a cash payment of $200,000 to Telemundo, which payment reflects a discount from the amount set forth in the arbitrator’s award.

The Company from time to time is involved in other legal proceedings incidental to the conduct of its business (see note 17).  The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

(13)         Stockholders’ Equity

(a)           Common Stock Issued in Exchange for Advertising

In April 1999, the Company issued 600,000 shares of common stock valued at $7.2 million and a warrant to purchase 1,000,000 shares of common stock at $14.40 per share to Telemundo in exchange for a television advertising credit valued at $5.0 million and other marketing services. The warrant was valued at $2.9 million using the Black-Scholes option-pricing model.  Since the Company’s Board of Directors approved the development of a plan of liquidation and sale of its assets in December 2000 and since the Company has not been able to develop a revenue stream to support the carrying value of its long-lived and intangible assets, the Company reviewed long-term assets and identifiable intangibles for impairment as of December 31, 2000 in accordance with generally accepted accounting principles in the United States of America.  Consequently, the Company wrote off the unamortized $7.6 million remaining prepaid marketing services to zero as of December 31, 2000 (see note 2).

Also in April of 1999, the Company issued 50,000 shares of common stock to Garcia/LKS in exchange for advertising services valued at $634,000 [see note 11(b)].

(b)           Initial Public Offering

On June 24, 1999, the Company completed its initial public offering of 4,000,000 shares of its common stock. Net proceeds to the Company aggregated approximately $42.4 million. In July 1999, the underwriters exercised an overallotment option and purchased 600,000 shares with net proceeds aggregating approximately $6.3 million.

(c)           Redeemable Common Stock — Spokesperson Agreement

In September 1999, the Company entered into a $6.0 million agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan was to act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States concert tour. The terms of the agreement required the payment of $2.0 million upon signing the agreement, $2.0 million to be paid in fiscal year 2000 and issuance of 156,863 shares of redeemable common stock valued at $2.0 million ($12.75 per share). The value of the stock and the related advertising costs were originally determined by an independent third party and were adjusted at each quarterly reporting period based on the then fair value of the stock issued through the final measurement date. If the closing price of the Company’s common stock on September 1, 2000 was less than $12.75 per share, Estefan would have the option to return the stock to the Company in exchange for $2.0 million cash (put option).  If Estefan sells its shares of common stock of the Company for more than $18.75 per share, it was obligated to return to the Company a number of shares which, when multiplied by the sales price, equals 50% of the difference between the sale price and $18.75 multiplied by the number of shares being sold on such date (up to a maximum value of $6.0 million).  Amounts related to this original contract were recorded as prepaid expense, redeemable common stock and deferred advertising expense and were being amortized on a straight-line basis over the term of the contract.  In June 2000, the United States Concert Tour was cancelled and the original terms of the agreement with Estefan were renegotiated.  The revised agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final $500,000 cash installment.  The Company recognized $2.3 million and $1.2 million of amortization expense in 2000 and 1999, respectively, in relation to the original contract.  The issuance of the 156,863 shares of redeemable common stock was reversed, in part, against deferred advertising expense.

(d)           Outstanding Warrants

As of December 31, 2001 and 2000, the Company had outstanding warrants for the purchase of 400,000 and 2,081,818 common shares of the Company’s common stock, respectively. The holders of the outstanding warrants as of December 31, 2000 are as follows: 681,818 contingent warrants held by Verde Capital Partners LLC and Verde Reinsurance Company, Ltd. (Verde) (see note 3), 1,000,000 warrants held by Telemundo with a strike price of $14.40 per share and 400,000 warrants held by Cruttenden Roth with a strike price of $19.80 per share.  The warrants held by Cruttenden Roth are also outstanding as of December 31, 2001.  The Verde warrants were contingent on certain performance objectives to be met by credito.com. As the agreed-upon targets were not met, the Verde warrants were returned to quepasa and cancelled subsequent to December 31, 2000.  Similarly, the Telemundo warrants expired unexercised on June 25, 2001.  The Company accounted for the Telemundo and Cruttenden Roth warrants as prepaid marketing services and a net entry to additional paid-in capital, respectively.  The Telemundo and Cruttenden Roth warrants were valued at $2.9 million and $1.7 million, respectively, on the date of grant using the Black-Scholes option-pricing model.  The assumptions used for the Telemundo warrants are as follows:  expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 50%, and expected life of two years. The assumptions used for the Cruttenden Roth warrants are as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 50%, and expected life of five years.

(e)           Proceeds from Exercise of Common Stock Options

During 2001, 2000 and 1999, current and former employees and directors exercised common stock options for the purchase of shares of the Company’s common stock. The proceeds from these issuances totaled zero, $368,000 and $496,000 during 2001, 2000 and 1999, respectively.

(14)         Loss Per Share

A summary of the reconciliation from basic loss per share to diluted loss per share follows for the years ended December 31, 2001, 2000 and 1999:

	Years ended December 31,
	2001	2000	1999
Loss before the cumulative effect of a change in accounting principle	$(4,230,930)	$(60,898,351)	$(29,261,363)
Net loss	$(4,230,930)	$(60,962,934)	$(29,261,363)
Basic EPS-weighted average shares outstanding	17,763,291	17,301,729	12,011,088
Basic and diluted loss per share before the cumulative effect of a change in accounting principle and basic and diluted net loss per share	$(.24)	$(3.52)	$(2.44)
Stock options not included in diluted EPS since antidilutive	2,142,500	2,823,785	2,987,000
Warrants not included in diluted EPS since antidilutive	400,000	2,081,818	1,400,000

Contingent shares not included in basic and diluted EPS total zero, 930,652 and zero for the years ended December 31, 2001, 2000 and 1999, respectively.

(15)         Stock Option Plan and Employee Compensatory Stock

In October 1998, the Company adopted and later amended a Stock Option Plan (the “Plan”), which provides for the granting of options to officers, directors, and consultants. The plan permits the granting of “incentive stock options” meeting the requirements of Section 422A of the Internal Revenue Code as well as “nonqualified” which do not satisfy the requirements of that section. 6,000,000 shares of common stock have been reserved under the plan for the granting of options. The Plan will be in effect until November 1, 2009, unless extended by the Company’s stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Prior to the Company’s initial public offering, the fair market value of the stock was determined based on similar transactions with independent third parties and the mid-point of the proposed initial public offering price range ($10 to $12 per share) based on discussions with underwriters in late January 1999.  Subsequent to the Company’s initial public offering, the fair market value of the stock was determined  based on the closing trading price of the Company’s stock on the date of grant.  Options granted under the plan vest one-third at the end of each of the three years of service following the grant date. The Board of Directors of the Company may waive the vesting requirements at its discretion. All stock options issued under the Plan are exercisable for a period of 10 years from the date of grant.

Stock based compensation totaled $33,733, $82,184 and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.  Stock based compensation for the years ended December 31, 2001 and 2000 was classified in production and content development expenses.  Stock based compensation for the year ended December 31, 1999 was classified as follows:  $200,372 to production and content development expenses, $61,012 to advertising and marketing expenses, and $4.7 million to general and administrative expenses.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net loss per share would have been increased to the pro forma amounts presented below:

	Years ended December 31,
	2001	2000	1999
Net loss:
As reported	$(4,230,930)	$(60,962,934)	$(29,261,363)
Pro forma	(6,988,676)	(66,094,658)	(36,036,997)
Basic and diluted net loss per share:
As reported	$(0.24)	$(3.52)	$(2.44)
Pro forma	(0.39)	(3.82)	(3.00)

For purposes of SFAS 123, pro forma net loss and pro forma net loss per share, the fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:  2001 -expected life of three years, expected volatility of 126%, risk-free interest rate of 3.43% and a 0% dividend yield; 2000 - expected life of three years, expected volatility of 186%, risk-free interest rate of 5.0% and a 0% dividend yield; and 1999 - expected life of five years, expected volatility of 61%, risk-free interest rate of 5.52% and a 0% dividend yield.  The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2001, 2000 and 1999 were $0.06, $7.91and $5.91, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

Summarized information relating to the stock option plan follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 1998	215,000	$2.45
Granted	3,065,500	9.03
Exercised	(110,225)	4.50
Cancelled or forfeited	(183,275)	5.15
Outstanding, December 31, 1999	2,987,000	8.92
Granted	1,151,813	8.84
Exercised	(99,100)	3.71
Cancelled or forfeited	(1,215,928)	10.63
Outstanding, December 31, 2000	2,823,785	$8.35
Granted	450,000.15
Exercised	—	—
Cancelled or forfeited	(1,131,285)	7.44
Outstanding, December 31, 2001	2,142,500	$6.71
Exercisable, December 31, 2001	1,627,109	$7.92

A summary of the stock options granted at December 31, 2001 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of 12/31/01	Weighted- Average Exercise Price
$ 0.00 - $ 1.85	437,500	9.0	$0.27	62,499	$0.96
$ 5.55 - $ 7.00	500,000	7.4	$7.00	500,000	$7.00
$ 7.00 - $ 8.50	682,500	7.7	$7.79	682,500	$7.79
$ 9.00 - $11.10	332,000	7.6	$9.75	252,001	$9.94
$11.10 - $12.95	190,500	7.6	$11.55	130,109	$11.56
	2,142,500	7.9	$6.71	1,627,109	$7.92

(16)         Related Party Transactions

In July 1998, the Company loaned Mr. Peterson, then the Chairman and Chief Executive Officer, $100,000 pursuant to his employment agreement. The Company agreed that if Mr. Peterson was employed by the Company on April 1, 1999 the loan would be forgiven, which subsequently occurred. The loan bore interest at 10% per annum. Similar loans were made to several other of the Company’s officers including its Chief Executive Officer, Gary L. Trujillo, to whom the Company loaned $100,000. Mr. Trujillo’s loan bore interest at 10% per annum with 50% of the loan forgiven in October 1999 and the remaining 50% in April 2000.

In March 1999, The Monolith Limited Partnership, a former principal stockholder, sold 216,436 shares of the Company’s common stock at $7.00 per share and loaned the Company $2.0 million for working capital. The loan bore interest at 12% per annum through June 1999 and then 14% per annum through March 2001 and was repaid with a portion of the proceeds of the initial public offering.  Interest expense totaled $80,685 for the year ended December 31, 1999.

In March 1999, Mr. Peterson sold 446,000 shares of the Company’s common stock, comprised of 396,000 shares at $7.00 per share and 50,000 shares at $6.00 per share, to a group of investors, including 25,000 shares sold to each of Jerry J. Colangelo and Edwin C. Lynch both of who subsequently became directors. Mr. Peterson agreed to loan the Company up to $3.0 million of the proceeds from the sale of his common stock at any time prior to the completion of the offering to be used by the Company for working capital.  The loans bore monthly interest of 12% per annum for four months and then 14% per annum for the next 20 months, at which time each loan would become due.  Interest expense totaled $158,173 for the year ended December 31, 1999.  All loans from Mr. Peterson were paid in full during 1999.

In April 1999, the Company issued 25,000 shares of common stock in exchange for consulting services provided by Southwest Harvard Group, a company owned by Mr. Trujillo, who subsequently became the Company’s Chairman and Chief Executive Officer that same month.  The shares were valued at the fair value of common stock at the date of issuance which was determined to be $11 per share based on the most recent similar transactions.  The total cost of the common stock of $275,000 and related expenses were recorded in the month the services were performed.

In April 1999, the Company issued 50,000 shares of its common stock to an entity partially owned by a former director of the Company for advertising and marketing services valued at $634,000 [see note 11(b)]. In August 1999, the Company entered into a one-year agreement with this company with a monthly commitment of $150,000. Payment during the first 5 months of the agreement included amortization of the prepaid amount from the issuance of common stock. This agreement was amended, reducing the monthly commitment to $50,000 for January 2000 and to $40,000 through October 2000.  The agreement continued on a month-to-month basis with payments totaling $437,000 through December 2000 when it was terminated.

In April 1999, the Company granted the Chairman and Chief Executive Officer options to purchase up to 350,000 shares of common stock exercisable at $7 per share, all of which vested immediately.  Approximately $1.4 million of compensation expense was recorded during the year ended December 31, 1999 as a result of this transaction.

In April 1999, the Company issued 50,000 shares of common stock to the Chairman and Chief Executive Officer.  Additionally, the Company’s former Chairman and Chief Executive Officer transferred 50,000 shares of common stock to the current Chairman and Chief Executive Officer.  As a result of these transactions, approximately $1.1 million in compensation expense was recorded during the year ended December 31, 1999.

In April 1999, the Company entered into a $1.5 million sponsorship agreement, payable in cash, with the Arizona Diamondbacks, a major league baseball team. The sponsorship fee was recognized as expense ratably over the 2000 and 1999 baseball seasons. A director of the Company serves as the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks.

In April 1999, the Company entered into a sponsorship agreement with Telemundo. Subsequently, Telemundo became a principal stockholder of the Company and Alan J. Sokol its Chief Operating Officer became one of its directors.  Mr. Sokol resigned as a director in January 2001.

In June 1999, L. William Seidman, one of the Company’s directors, purchased 6,794 shares and 348 shares of the Company’s common stock from Kevin Dieball and Monolith, respectively, for $6.75 per share, the then estimated fair value.  Mr. Trujillo purchased 15,000 shares of the Company’s common stock from Monolith for $6.75 per share. Also, Internet Partners, LLC, a limited liability company in which Mr. Colangelo is one of four members, purchased 260,000 shares of the Company’s common stock from Monolith at $6.75 per share.

In June 1999, Jeffrey S. Peterson, the Company’s former chief executive officer and director, and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provides that until the earlier of June 24, 2004 or the sale of all shares subject to the voting trust, Messrs. Seidman and Trujillo, as voting trustees, shall vote all shares of the Company’s common stock covered by the agreement in the same proportion as those shares voted by the Company’s unaffiliated stockholders.  All remaining shares subject to the voting trust agreement were sold by Mr. Peterson in 2001 (although the final 10,000 shares were not transferred until January 2002) and therefore the voting trust agreement was terminated in January 2002.

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

The Company had forgivable loans due from employees amounting to $368,000 as of December 31, 1999.  These loans were granted as recruiting and retention incentives and were deemed 50 percent forgiven after six months of employment and 100 percent forgiven after 12 months of employment.  There were no forgivable loans outstanding at December 31, 2001 or 2000.

In December 1999, realestateespanol.com and the National Association of Hispanic Real Estate Professionals entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP’s endorsement of the realestateespanol.com website, realestateespanol was required to pay NAHREP an annual $50,000 fee over a ten-year term.  Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, realestateespanol.com, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers.  Contemporaneously, realestateespanol and NAHREP entered into an agreement which set forth the terms and conditions of their rights and obligations under the MOU.

Under the MOU, among other things, (1) realestateespanol was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to realestateespanol towards the initial development of the technology tool discussed above.  In May 2001, all of the parties agreed to either terminate certain of the agreements or release realestateespanol from its duties and obligations thereunder.  In exchange for such termination or release, as the case may be, realestateespanol (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestateespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers.  An office of realestateespanol.com and the Company served as a director and became the Chief Executive Office of NAHREP.

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

On March 22, 2001, the Company agreed to pay each of its non-employee directors a lump sum payment of $50,000, for prior and current service, upon the occurrence of a significant event, defined as a change of control or liquidation of the Company.  The directors agreed not to accept the payment upon the election of new directors in April 2002.

On October 15, 2001, Mr. Trujillo terminated his employment with the Company and received $700,000 cash in severance and 969,443 stock options became fully vested.

(17)         Subsequent Events

On January 7, 2002, the Company paid Telemundo $200,000 cash in settlement of its arbitration proceedings and Telemundo returned 600,000 shares of common stock that were cancelled.

On February 5, 2002, the Company announced that it had terminated the merger agreement because Great Western had materially breached the agreement.  As a result of the termination of the merger agreement, the Company’s outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan.  The Company has not yet received repayment of the loan to Great Western.  On February 6, 2002, Great Western notified the Company that it was terminating the merger agreement and on February 11, 2002, Great Western initiated a lawsuit against the Company in the Superior Court of Arizona.  In its complaint, Great Western alleged, among other things, that the Company had breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee.  Great Western asserted that the $500,000 loan that the Company made to Great Western in October of 2001 should be deemed paid in full as payment of the termination fee.  Management of the Company intends to vigorously defend the lawsuit filed by Great Western.

During the fourth quarter of 2001, concerned stockholders commenced two separate legal actions against the Company, management and the Board of Directors of the Company.  On February 13, 2002, the Company settled all litigation and potential litigation with the stockholder groups.

(18)         Quarterly Financial Data — Unaudited

A summary of the quarterly data for the years ended December 31, 2001 and 2000 follows (in thousands, except net loss per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001:
Gross revenues	$116	$31	$30	$30	$207
Net revenue	$114	$31	$30	$30	$205
Operating expenses	$1,567	$886	$787	$1,446	$4,686
Loss from operations	$(1,453)	$(855)	$(757)	$(1,416)	$(4,481)
Net loss	$(1,367)	$(783)	$(702)	$(1,379)	$(4,231)
Net loss per share, basic and diluted	$(.08)	$(.04)	$(.04)	$(.08)	$(.24)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2000:
Gross revenues	$471	$1,072	$885	$388	$2,816
Net revenue	$406	$998	$839	$369	$2,612
Operating expenses	$11,569	$9,343	$9,043	$34,583	$64,538
Loss from operations	$(11,163)	$(8,345)	$(8,204)	$(34,214)	$(61,926)
Loss before the cumulative effect of a change in accounting principle	$(10,880)	$(7,914)	$(8,014)	$(34,090)	$(60,898)
Net loss	$(10,945)	$(7,914)	$(8,014)	$(34,090)	$(60,963)
Net loss per share, basic and diluted	$(.69)	$(.44)	$(.45)	$(1.92)	$(3.52)

The 2000 quarterly financial data, as reported in the Company’s previously filed Quarterly Reports on Form 10-Q(A), has been adjusted to reflect the implementation of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.

The fourth quarter of 2000 reflects asset impairment charges of $24.9 million (see note 2).