Form 10-Q
period 2002-03-31
QUEPASA COM INC
filed 2002-05-16
CIK 1078099

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER: 0-25565

                                QUEPASA.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             NEVADA                                       84-0879433
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  7904 E. Chaparral Road,
  Suite A-110, PMB # 160                                    85250
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

                                Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock as of March 1, 2002 was approximately 17,763,291 shares.

                               QUEPASA.COM, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                         PAGE NO.
                                                                                                         --------

Item 1.       Condensed Financial Statements

              Condensed Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001.................1

              Condensed Statements of Operations for the Three Months Ended March 31, 2002 and 2001
                (unaudited)...................................................................................2

              Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001
                (unaudited)...................................................................................3

              Notes to Condensed Financial Statements.........................................................4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations -
                Risk Factors..................................................................................7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................14

Item 2.       Changes in Securities and Use of Proceeds......................................................14

Item 3.       Defaults Upon Senior Securities................................................................14

Item 4.       Submissions of Matters to a Vote of Security Holders...........................................14

Item 5.       Other Information..............................................................................14

Item 6.       Exhibits and Reports on Form 8-K...............................................................14

Signatures      .............................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
QUEPASA.COM, INC. AND SUBSIDIARIES

                           Condensed Balance Sheets


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2002            2001
                                                                               (UNAUDITED)      (AUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                $   1,725,328   $   3,052,147
    Other receivable                                                               229,032         113,019
    Note Receivable                                                                     --         500,000
    Prepaid expenses                                                               459,388         251,509
    Other current assets                                                             3,045              --
                                                                             -------------   -------------

                    Total current assets                                         2,416,793       3,916,675

                                                                             $   2,416,793   $   3,916,675
                                                                             =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $     240,035   $      75,107
    Accrued liabilities                                                              1,461         120,807
    Arbitration settlement accrual                                                      --         200,000
    Deferred revenue                                                                    --          20,089
                                                                             -------------   -------------

                    Total current liabilities                                      241,496         416,003
                                                                             -------------   -------------

Stockholders' equity:
    Preferred stock, authorized 5,000,000 shares, no par value  -
        none issued or outstanding                                                      --              --
    Common stock, authorized 50,000,000 shares, $0.001 par value;
        17,163,291 shares issued and outstanding
        at March 31, 2002 and December 31, 2001 respectively                        17,763          17,763
    Additional paid-in capital                                                 104,454,267     104,454,267
    Accumulated deficit                                                       (102,296,733)   (100,971,358)
                                                                             -------------   -------------

                    Total stockholders' equity                                   2,175,297       3,500,672
                                                                             -------------   -------------

                                                                             $   2,416,793   $   3,916,675
                                                                             =============   =============

See accompanying notes to condensed financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                      Condensed Statements of Operations
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                     2002                   2001

Gross revenue                                                                  $         20,089     $          116,233
Less commissions                                                                             --                 (2,636)
                                                                               ----------------     ------------------

                    Net revenue                                                          20,089                113,597
                                                                               ----------------     ------------------
Operating expenses:
    Product and content development expenses                                                 --                334,568
    Advertising and marketing expenses                                                       --                368,280
    General and administrative expenses                                               1,365,633                863,704
    Amortization of goodwill                                                                 --                     --
                                                                               ----------------     ------------------

                    Total operating expenses                                          1,365,633               1,566,22

Loss from operations                                                                         --            ( 1,452,955)
                                                                               ----------------     ------------------
                                                                                      1,345,544
Other income (expense):
    Interest expense                                                                         --               ( 1,055)
    Interest income and other                                                            20,169                100,853
    Realized and unrealized loss on trading securities                                       --               ( 14,204)
                                                                               ----------------     ------------------

                    Net other income                                                     20,169                 85,594
                                                                               ----------------     ------------------

                    Net loss                                                   $     (1,325,375)    $       (1,367,361)
                                                                               ================     ==================

Net loss per share, basic and diluted:
Loss before cumulative effect of a change in accounting principle and
   net loss per share, basic and diluted                                       $          (0.08)      $          (0.08)
                                                                               ================     ==================
Weighted average number of shares
    outstanding, basic and diluted                                                   17,763,291             17,763,291
                                                                               ================     ==================


See accompanying notes to condensed financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2002               2001
Cash flows from operating activities:
    Net loss                                                                        $    (1,325,375)    $  (1,367,361)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                           --            17,440
         Stock based compensation                                                                --            26,284
         Allowance for note receivable                                                      500,000                --
         Realized and unrealized loss on trading securities                                      --            14,204

         Increase (decrease) in cash, net of acquisitions, resulting from changes in:
            Sale of trading securities, net                                                      --         2,379,760
            Accounts receivable                                                                  --           184,307
            Prepaid expenses                                                               (207,879)           67,708
            Other receivable and other current assets                                      (119,058)        1,140,291
            Accounts payable                                                                164,928           (51,539)
            Accrued liabilities                                                            (319,346)          (75,312)
            Deferred revenue                                                                (20,089)          (90,968)
                                                                                    ---------------     -------------

                 Net cash (used in) provided by operating activities                     (1,326,819)        2,244,814
                                                                                    ---------------     -------------

Cash flows from investing activities:
    Proceeds from assets held for sale                                                           --           277,000

                 Net cash provided by investing activities                                       --           277,000
                                                                                    ---------------     -------------
Cash flows from financing activities:
                 Net cash provided by financing activities                                       --                --
                                                                                    ---------------     -------------

Net increase (decrease) in cash and cash equivalents                                     (1,326,819)        2,521,814

Cash and cash equivalents, beginning of period                                            3,052,147         3,940,232
                                                                                    ---------------     -------------

Cash and cash equivalents, end of period                                            $     1,725,328     $   6,462,046
                                                                                    ===============     =============
Supplemental statement of cash flow information:

    Interest paid                                                                   $            --     $       1,055
                                                                                    ===============     =============

Supplemental disclosure of non-cash financing and investing activities:

    Barter transactions                                                             $            --     $          --
                                                                                    ===============     =============

    Acquisitions through balance of stock and notes payable and
       assumption of liabilities                                                    $            --     $          --
                                                                                    ===============     =============


See accompanying notes to condensed financial statements.

                       QUEPASA.COM, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 30, 2002 and 2001

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

(2) LIQUIDITY

To date, the Company's expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company's independent accountants issued their auditors' report dated February 27, 2002 stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company, all of which raise substantial doubt about its ability to continue as a going concern.

By March 31, 2002, the Company downsized its workforce to two individuals and disposed of certain assets.. Management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate through the second quarter of 2002. Management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities.

(3) BASIS OF PRESENTATION

The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company's opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company's condensed consolidated balance sheet as of December 31, 2001 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2001.

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

(b) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended March 31,2002 and 2001, one and two customers accounted for 100% and 69% of gross revenue, respectively.

(5) COMMITMENTS

(a) EMPLOYMENT AGREEMENTS

In connection with the termination of an employment agreement, the Company was required to pay a severance payment of $100,000 in the first quarter of 2002. In addition all of the employees options (totaling 193,334) became immediately vested.

(b) CONTINGENCIES

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

The following discussion of our financial condition and results of operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

During 2001 the Company reduced its workforce as part of managements effort to conserve remaining cash.

Also during the first quarter of 2002:

- In March 2002, the employment agreement for the Company's President was terminated. As a result the company was required to pay $100,000 in severance and all employee stock options became fully vested.

.. On August 1, 2001, we and our landlord executed an agreement pursuant to which we made a $130,000 lump sum payment to our landlord for any and all amounts due and we have subsequently vacated our office.

.. On August 6, 2001, we entered into a merger agreement that would result in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western's business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock. In the 1st Quarter of 2002 this agreement was terminated.

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

Our principal expenses are: Product and Content Development, Advertising and Marketing and General and Administrative.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Our results of operations for the three months ended March 31, 2002 and 2001 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $825,000 for the three months ended March 31, 2002, compared to a net loss of $1.4 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, we focused on reducing our cash expenses in all operation areas.

                                  NET REVENUES

Net revenue decreased 465% to $20,000 for the three months ended March 31, 2002 from $114,000 for the three months ended March 31, 2001 as a result of the Company's curtailment of operations.

                               OPERATING EXPENSES

PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Our product and content development expenses decreased to $0 for the three months ended March 31, 2002, compared to $335,000 for the three months ended March 31, 2001. The period-to-period decrease was also attributable to the Company's curtailment of operations.

ADVERTISING AND MARKETING EXPENSES. Our marketing, advertising and sales expenses decreased to $0 for the three months ended March 31, 2002, compared to $368,000 for the three months ended March 31, 2001. This decrease was related to the curtailment of operations.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased 58% to $1,357,000 for the three months ended March 31, 2002, compared to $864,000 for the three months ended March 31, 2001. This increase was primarily attributable to the allowance for the note receivable from Great Western.

OTHER INCOME (EXPENSE). Other income (expense), which consists primarily of interest income, net of interest earned, decreased 80% to $20,000 for the three months ended March 31, 2002, compared to $101,000 for the three months ended March 31, 2001. This is the result of a decrease in the Company's cash balances.

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

We expect to continue to incur costs, particularly general and administrative costs during the second, third and fourth quarters of 2002, including our website administration of approximately $2,000 per month, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the second quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2002. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa during that period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 5, 2002, we announced that we terminated the merger agreement because Great Western had materially breached the agreement. As a result of the termination of the merger agreement, quepasa's outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan. We have not yet received repayment of the loan to Great Western. On February 6, 2002, Great Western notified us that it was terminating the merger agreement and on February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona. In its complaint, Great Western alleged, among other things, that we breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee. Great Western asserted that the $500,000 loan that we made to Great Western in October of 2001 should be deemed paid in full as payment of the termination fee. We intend to vigorously defend the lawsuit filed by Great Western.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

b. REPORTS ON FORM 8-K.

The Company filed four reports on Form 8K during the quarter covered by this report.

1. Form 8K dated February 28, 2002 reporting the settlement of certain shareholder litigation.

2. Form 8K dated Feb. 6, 2002 reporting the termination of our merger agreement with Great Western Land and Recreation.

3. Form 8K dated Jan. 14, 2002 changing a proxy record date.

4. Form 8K dated Jan. 10, 2002 changing the date of a shareholder meeting.

On August 16, 2001, the Company filed a Current Report on Form 8-K attaching the press released dated August 15, 2001 announcing that the Company had resolved all issues with the Commission relating to its 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the first three quarters of 2000 and a Current Report on Form 8-K, previously filed with the Commission on April 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 15, 2002.

quepasa.com, inc.


                 By: /s/ Jeffrey S. Peterson
                    -----------------------------------
                 Name:  Jeffrey S. Peterson
                 Title: President, Chief Executive Officer
                 and Chairman of the Board of Directors
                 (PRINCIPAL EXECUTIVE OFFICER)

                 By: /s/ Jeffrey S. Peterson
                    -----------------------------------
                 Name:  Jeffrey S. Peterson
                 Title: Chief Financial Officer
                 (PRINCIPAL FINANCIAL OFFICER)