Form 10-Q
period 2002-06-30
QUEPASA COM INC
filed 2002-08-19
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-25565

QUEPASA.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	84-0879433 (I.R.S. Employer Identification No.)

410 N. 44th Street, Suite 350, Three Gateway Ctr. Phoenix, AZ (Address of Principal Executive Offices)	85008 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 602-231-9002

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of outstanding shares of the registrant’s Common Stock as of June 30, 2002 was approximately 17,163,291 shares.

QUEPASA.COM INC. AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION

QUEPASA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.    Condensed Consolidated Financial Statements

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,348,257	$3,052,147
Other receivable	229,032	113,019
Note receivable	—	500,000
Prepaid expenses	171,062	251,509
Other current assets	3,045	—

	$1,751,396	$3,916,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,650	$75,107
Accrued liabilities	1,461	120,807
Arbitration settlement accrual	—	200,000
Deferred revenue	—	20,089

Total current liabilities	14,111	416,003

Stockholders’ equity
Preferred stock, authorized 5,000,000 shares, no par value – none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $0.001 par value; 17,163,291 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	17,763	17,763
Additional paid-in capital	104,454,267	104,454,267
Accumulated deficit	(102,734,745)	(100,971,358)

Total stockholders’ equity	1,737,285	3,500,672

	$1,751,396	$3,916,675

See accompanying notes to condensed consolidated financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
Gross revenue	$20,089	$147,200	$—	$30,967
Less commissions	—	(26,361)	—	—

Net revenue	20,089	144,564	—	30,967

Operating expenses
Product and content development expenses	—	375,943	—	41,375
Advertising and marketing expenses	—	421,845	—	53,565
General and administrative expenses	1,809,645	1,654,974	444,012	791,270

Total operating expenses	1,809,645	2,452,762	444,012	886,210

Loss from operations	(1,893,556)	(2,308,198)	(444,012)	(855,243)
Other income (expense)
Interest expense	—	(1,939)	—	(884)
Interest income and other	26,169	173,945	6,000	73,092
Realized and unrealized loss on trading securities	—	(14,204)	—	—

Net other income	26,169	157,802	6,000	72,208

Net loss	$(1,763,387)	$(2,150,396)	$(438,012)	$(783,035)

Net loss per share, basic and diluted
Loss before cumulative effect of a chance in accounting principle and net loss per share, basic and diluted	$(.10)	$(.12)	$(.03)	$(.04)

Weighted average number of shares outstanding, basic and diluted	17,163,291	17,763,291	17,163,291	17,763,291

See accompanying notes to condensed consolidated financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(1,763,387)	$(2,150,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	103,244
Stock based compensation	—	28,767
Allowance for note receivable	500,000	—
Realized and unrealized loss on trading securities	—	14,204
Increase (decrease) in cash resulting from changes in assets and liabilities
Sale of trading securities, net	—	2,379,760
Accounts receivable	(116,013)	226,993
Prepaid expenses	80,447	140,760
Other receivable and other assets	(3,045)	1,140,291
Accounts payable	(62,457)	(168,578)
Accrued liabilities	(319,346)	(64,727)
Deferred revenue	(20,089)	(121,935)

Net cash provided by (used in) operating activities	(1,703,890)	1,528,383

Cash flows from investing activities
Proceeds from assets held for sale	—	277,000

Net cash provided by investing activities	—	277,000

Net increase (decrease) in cash and cash equivalents	(1,703,890)	1,805,383
Cash and cash equivalents, beginning of period	3,052,147	3,940,232

Cash and cash equivalents, end of period	$1,348,257	$5,745,615

Supplemental disclosure of non-cash operating, financing activities:
Interest paid	$—	$1,939

See accompanying notes to condensed consolidated financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company

quepasa.com, inc. (the “Company” or “quepasa”) is a Bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

Note 2 – Liquidity

To date, the Company’s expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company’s independent accountants issued their auditors’ report dated February 27, 2002 stating that the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company, all of which raise substantial doubt about its ability to continue as a going concern.

By March 31, 2002, the Company downsized its workforce to two individuals and disposed of certain assets. Management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate for the next twelve months assuming current spending levels. Management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities.

Note 3 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2001 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2001.

QUEPASA.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Summary of Significant Accounting Policies

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the six months ended June 30, 2002 and 2001, one and two customers accounted for 100% and 69% of gross revenue, respectively.

Note 5 – Commitments

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

QUEPASA.COM, INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors

This Quarterly Report on Form 10-Q and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

Also during the first and second quarters of 2002:

•
In March 2002, the employment agreement for the Company's President was terminated. As a result the company was required to pay $100,000 in severance and all employee stock options became fully vested.

•
In June 2002, the Company executed a Settlement Agreement with Mark Kucher pursuant to which it agreed to pay Kucher $190,000 in full settlement of certain claims asserted against the Company. As part of the agreement Kucher and Raymond Duch resigned for the Company's Board of Directors.

QUEPASA.COM, INC. AND SUBSIDIARIES

•
On August 1, 2001, we and our landlord executed an agreement pursuant to which we made a $130,000 lump sum payment to our landlord for any and all amounts due and we have subsequently vacated our office.

•
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

Our principal expenses are: Product and Content Development, Advertising and Marketing and General and Administrative.

QUEPASA.COM, INC. AND SUBSIDIARIES

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Our results of operations for the three and six months ended June 30, 2002 and 2001 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $438,000 for the three months ended June 30, 2002, compared to a net loss of $783,000 for the three months ended June 30, 2001. We reported a net loss of $1,800,000 for the six months ended June 30, 2002, compared to a net loss of $2,150,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, we focused on reducing our cash expenses in all operation areas.

NET REVENUES

The Company did not generate any significant revenue during the three and six months ended June 30, 2002 as a result of the Company’s curtailment of operations.

OPERATING EXPENSES

PRODUCT AND CONTENT DEVELOPMENT EXPENSES.     Our product and content development expenses decreased to $0 for the three and six months ended June 30, 2002, compared to $41,000 and 376,000 for the three and six months ended June 30, 2001. The period-to-period decrease was also attributable to the Company’s curtailment of operations.

ADVERTISING AND MARKETING EXPENSES.     Our marketing, advertising and sales expenses decreased to $0 for the three and six months ended June 30, 2002, compared to $54,000 and $422,000 for the three and six months ended June 30, 2001. This decrease was related to the curtailment of operations.

GENERAL AND ADMINISTRATIVE EXPENSES.     Our general and administrative expenses increased 16% to $1,789,000 for the six months ended June 30, 2002, compared to $1,655,000 for the six months ended June 30, 2001. This increase was primarily attributable to the allowance for the note receivable from Great Western and the settlement of various claims and professional fees associated with various SEC filing and proxy issues.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditor’s on our consolidated financial statements for 2001 stating that our recurring losses, accumulated deficit and our inability to successfully execute our business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

QUEPASA.COM, INC. AND SUBSIDIARIES

We expect to continue to incur costs, particularly general and administrative costs during the third and fourth quarters of 2002, including our website administration of approximately $2,000 per month, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the next twelve months assuming current spending levels.

QUEPASA.COM, INC. AND SUBSIDIARIES

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

In June 3, 2002, the Company executed a Settlement Agreement with Mark Kucher pursuant to which it agreed to pay Kucher $190,000 in full settlement of certain claims asserted against the Company. As part of the agreement Kucher and Raymond Duch resigned for the Company’s Board of Directors.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On April 26, 2002, the Company’s shareholders elected two of its original co-founders, Jeffrey Peterson and Michael Silberman, in addition to Mark Kucher, Raymond Duch, and Brian Lu, to the Registrant’s Board of Directors. The new directors were elected at the Registrant’s annual shareholder meeting by the affirmative vote of 67% of the outstanding capital stock of the Registrant, with less than 3% of the outstanding capital stock voting against the election of the new directors. None of the Registrant’s prior directors stood for re-election.

Following the annual shareholder meeting, the newly elected Board of Directors elected Jeffrey Peterson as the Registrant’s Chairman, Chief Executive Officer and Chief Financial Officer.

QUEPASA.COM, INC. AND SUBSIDIARIES

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

a.	EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

b.	REPORTS ON FORM 8-K.

The Company filed three reports on Form 8K during the quarter covered by this report.

1.	Form 8K dated June 3, 2002 reporting the settlement of certain claims with Mark Kucher.

2.	Form 8K dated May 3, 2002 regarding the change of our independent auditor.

3.	Form 8K dated April 26, 2002 regarding the results of the shareholder vote with respect to officers and directors of the Company.

QUEPASA.COM, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 19, 2002.

quepasa.com, inc.

By:	/s/ Jeffrey S. Peterson
Name: Jeffrey S. Peterson Title: President, Chief Executive Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ Jeffrey S. Peterson
Name: Jeffrey S. Peterson Title: Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)