Form 10-Q
period 2002-09-30
QUEPASA COM INC
filed 2002-11-14
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-25565

QUEPASA.COM, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	84-0879433
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

410 N. 44th Street, Suite 450 Phoenix, AZ	85008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 602-716-0100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
NONE	NONE

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

Yes     ☒             No ☐

The number of outstanding shares of the registrant’s Common Stock as of November 14, 2002 was approximately 30,163,291 shares.

QUEPASA.COM, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

1

QUEPASA.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Item 1. Condensed Consolidated Financial Statements

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,120,250	$3,052,147
Accounts receivable	229,032	113,019
Advances to affiliates	41,500	—
Note receivable	—	500,000
Prepaid expenses	119,115	251,509
Other current assets	8,045	—

Total current assets	1,517,942	3,916,675
Property and equipment	20,200	—

	$1,538,142	$3,916,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,650	$75,107
Accrued liabilities	1,461	120,807
Arbitration settlement accrual	—	200,000
Deferred revenue	—	20,089

Total current liabilities	14,111	416,003

Stockholders’ equity
Preferred stock, authorized 5,000,000 shares, no par value – none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $0.001 par value; 17,163,291 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	17,763	17,763
Additional paid-in capital	104,454,267	104,454,267
Accumulated deficit	(102,947,999)	(100,971,358)

Total stockholders’ equity	1,524,031	3,500,672

	$1,538,142	$3,916,675

QUEPASA.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2002	2001	2002	2001
Gross revenue	$20,089	$177,334	$—	$30,134
Less commissions	—	(2,636)	—	—

Net revenue	20,089	174,698	—	30,134

Operating expenses
Product and content development expenses	1,899	392,487	1,899	16,544
Advertising and marketing expenses	—	421,845	—	—
General and administrative expenses	2,023,301	2,425,438	213,656	770,464

Total operating expenses	2,025,200	3,239,770	215,555	787,008

Loss from operations	(2,005,111)	(3,065,072)	(215,555)	(756,874)
Other income (expense)
Interest expense	—	(2,254)	—	(315)
Interest income and other	28,470	228,870	2,301	54,925
Realized and unrealized loss on trading securities	—	(14,204)	—	—

Net other income	28,470	212,412	2,301	54,610

Net loss	$(1,976,641)	$(2,852,660)	$(213,254)	$(702,264)

Net loss per share, basic and diluted
Loss before cumulative effect of a chance in accounting principle and net loss per share, basic and diluted	$(.11)	$(.16)	$(.01)	$(.04)

Weighted average number of shares outstanding, basic and diluted	17,763,291	17,763,291	17,763,291	17,763,291

See accompanying notes to condensed consolidated financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(1,976,641)	$(2,852,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	103,244
Stock based compensation	—	31,250
Allowance for note receivable	500,000	—
Realized and unrealized loss on trading securities	—	14,204
Increase (decrease) in cash resulting from changes in assets and liabilities
Sale of trading securities, net	—	2,379,760
Accounts receivable	(116,013)	238,293
Prepaid expenses	132,394	170,357
Other current assets	(8,045)	1,140,291
Accounts payable	(62,457)	(164,387)
Accrued liabilities	(319,346)	(27,197)
Deferred revenue	(20,089)	(152,069)

Net cash provided by (used in) operating activities	(1,870,197)	881,086

Cash flows from investing activities
Proceeds from assets held for sale	—	277,000
Advances to affiliates	(41,500)	—
Purchase of property and equipment	(20,200)	—

Net cash provided by investing activities	(61,700)	277,000

Net increase (decrease) in cash and cash equivalents	(1,931,897)	1,158,086
Cash and cash equivalents, beginning of period	3,052,147	3,940,232

Cash and cash equivalents, end of period	$1,120,250	$5,098,318

Supplemental disclosure of non-cash operating, financing activities:
Interest paid	$—	$2,254

See accompanying notes to condensed consolidated financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

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

Note 2—Liquidity

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

By September 30, 2002, the Company downsized its workforce to eight individuals and disposed of certain assets. Management believes that as a result of its significant cost-cutting measures, there is sufficient cash to operate for the next twelve months, assuming current spending levels. Management of the Company and the Board of Directors continue to evaluate alternatives for the Company including disposing of assets and investigating merger opportunities.

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

QUEPASA.COM, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable, cash and cash equivalents and trading securities. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management expectations. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the nine months ended September 30, 2002 and 2001, one and two customers accounted for 100% and 79% of gross revenue, respectively.

Note 5 – Advances to Affiliates

During 2002, the Company advanced cash to an affiliate controlled by the Chairman and Chief Executive Officer of the Company. Subsequent to September 30, 2002, the Company finalized a Share Exchange Agreement with the affiliate. As of September 30, 2002, the total amount advanced to the affiliate was $41,500.

Note 6—Commitments

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

QUEPASA.COM, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 7 – Subsequent Event

On October 30, 2002, the Company completed a Share Exchange Agreement with Vayala Corporation (“Vayala”). The Company will issue and exchange 10.0 million unregistered shares of its common stock to acquire all 4,768,962 shares of the outstanding common stock of Vayala. The Company also undertook to issue (i) up to an additional 22.0 million shares and (ii) stock options exercisable to purchase up to 65.0 million shares at $.0001 per share conditioned upon Vayala meeting certain performance criteria. Prior to completion of the Share Exchange Agreement, Vayala was controlled by the Chairman and Chief Executive Officer of the Company.

During October 2002, the Company completed the formation of its subsidiary, quepasa.com De Mexico, S.A. De C.V., a Mexico corporation.

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

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-Q.

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

Also during the first, second and third quarters of 2002:

•
In March 2002, the employment agreement for the Company’s President was terminated. As a result the company was required to pay $100,000 in severance and all employee stock options became fully vested.

•
In June 2002, the Company executed a Settlement Agreement with Mark Kucher pursuant to which it agreed to pay Kucher $190,000 in full settlement of certain claims threatened against the Company. As part of the agreement Kucher and Raymond Duch resigned for the Company’s Board of Directors.

QUEPASA.COM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS

•
On August 1, 2001, we and our landlord executed an agreement pursuant to which we made a $130,000 lump sum payment to our landlord for any and all amounts due and we have subsequently vacated our office.

•
On August 6, 2001, we entered into a merger agreement that would result in the Company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. Great Western is an Arizona-based, privately held real estate development company with holdings in Arizona, New Mexico and Texas. Great Western’s business focuses primarily on condominiums, apartments, residential lots and recreational property development. In addition to holding completed developments in metropolitan areas of Arizona, New Mexico and Texas, Great Western also owns and is currently developing the Wagon Bow Ranch in northwest Arizona and the Willow Springs Ranch in central New Mexico. The merger agreement represents a stock for stock offering, pursuant to which each share of quepasa common stock will be converted into one share of Great Western common stock. In the 1st Quarter of 2002 this agreement was terminated.

THE QUEPASA.COM COMMUNITY

quepasa.com, inc. is a Bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

RESULTS OF OPERATIONS

NET REVENUE: We expect to derive future net revenue from two principal sources: the sale of advertising on our web site, and commissions earned from “pay for placement” insertion of results into our search engine.

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

Our principal expenses are: Product and Content Development, Advertising and Marketing, and General and Administrative.

QUEPASA.COM, INC. AND SUBSIDIARIES

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Our results of operations for the three and nine months ended September 30, 2002 and 2001 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $213,000 for the three months ended September 30, 2002, compared to a net loss of $702,000 for the three months ended September 30, 2001. We reported a net loss of $1,977,000 for the nine months ended September 30, 2002, compared to a net loss of $2,853,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we focused on reducing our cash expenses in all operation areas.

NET REVENUES

The Company did not generate any significant revenue during the three and nine months ended September 30, 2002 as a result of the Company’s curtailment of operations.

OPERATING EXPENSES

PRODUCT AND CONTENT DEVELOPMENT EXPENSES.    Our product and content development expenses decreased to $1,899 for the three and nine months ended September 30, 2002, compared to $17,000 and $392,000 for the three and nine months ended September 30, 2001. The period-to-period decrease was also attributable to the Company’s curtailment of operations.

ADVERTISING AND MARKETING EXPENSES.    Our marketing, advertising and sales expenses decreased to $0 for the three and nine months ended September 30, 2002, compared to $0 and $422,000 for the three and nine months ended September 30, 2001. This decrease was related to the curtailment of operations.

GENERAL AND ADMINISTRATIVE EXPENSES.    Our general and administrative expenses decreased 16% to $2,023,000 for the nine months ended September 30, 2002, compared to $2,425,000 for the nine months ended September 30, 2001. This decrease was related to the curtailment of operations and the decrease in workforce.

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

QUEPASA.COM, INC. AND SUBSIDIARIES

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 (continued)

We expect to continue to incur costs, particularly general and administrative costs during the fourth quarter of 2002, including our website administration of approximately $2,000 per month, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the fourth quarter of 2002. We believe it will be necessary for us to raise additional capital, conclude one or more strategic transactions or merge or sell quepasa by year-end 2002. In the event we are not able to raise capital, conclude one or more strategic transactions or merge or sell quepasa during that period, our ability to continue operations will be severely impacted and could have a significant adverse effect on us. There can be no assurance that we will be successful in raising the necessary funds, concluding one or more strategic transactions, merging or selling quepasa or that the terms of any such transaction will be beneficial to us.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

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

In June 3, 2002, the Company executed a Settlement Agreement with Mark Kucher pursuant to which it agreed to pay Kucher $190,000 in full settlement of certain claims threatened against the Company. As part of the agreement Kucher and Raymond Duch resigned for the Company’s Board of Directors.

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

QUEPASA.COM, INC. AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form10-Q.

(a)
Exhibit 99 (i) Certification of Chief Executive Officer and Chief Financial Officer, Jeffery S. Peterson, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K.

The Company filed three reports on Form 8-K during the quarter covered by this report.

1.
Form 8-K dated October 30, 2002 reporting that the Company closed its previously announced Share Exchange Agreement with Vayala Corporation, issuing 10.0 million shares of its common stock to acquire all of the outstanding common stock of Vayala. The Company also undertook to issue (i) up to an additional 22.0 million shares and (ii) stock options exercisable to purchase up to 65.0 million shares at $.0001 per share conditioned upon Vayala meeting certain performance criteria.

2.
Form 8-K dated September 30, 2002 reporting that the Company has executed a Share Exchange Agreement with Vayala Corporation Delaware in which the Company will acquire all of the 4,768,962 issued and outstanding common stock of Vayala in exchange for certain securities, subject to additional earn-out provisions as set forth in the agreement.

3.
Form 8-K dated October 2, 2002 reporting that the Company has authorized the issuance of 750,000 shares of the Company’s common stock to Meyer, Hendricks, and Bivens, P.C., special litigation counsel to the Company.

4.
Form 8-K dated September 18, 2002 reporting that Fernando Ascencio has been named as Director of Latin American Operations, Jim Dixon has been named Vice President of Business Development and David Hansen has been named Chief Technical Officer.

QUEPASA.COM, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on November 14, 2002.

quepasa.com, inc.

By:	/s/ JEFFREY S. PETERSON
Name: Jeffrey S. Peterson
Title: President, Chief Executive Officer and Chairman of the Board of Directors
(PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ JEFFREY S. PETERSON
Name: Jeffrey S. Peterson
Title: Chief Financial Officer
(PRINCIPAL FINANCIAL OFFICER)

QUEPASA.COM, INC. AND SUBSIDIARIES

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Jeffery S. Peterson, the Chief Executive Officer and Chairman of the Board of Directors of quepasa.com, Inc. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ JEFFERY S. PETERSON
Name: Jeffery S. Peterson
Title: Chief Executive Officer and Chairman of the Board of Directors

QUEPASA.COM, INC. AND SUBSIDIARIES

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Jeffery S. Peterson, the Chief Financial Officer of quepasa.com, Inc. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ JEFFERY S. PETERSON
Name: Jeffery S. Peterson
Title: Chief Financial Officer