Form 10-K
period 2002-12-31
QUEPASA COM INC
filed 2003-06-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(602) 716-0100

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $413,526, based upon the closing price of the common stock on the over-the-counter Pink Sheets, on April 30, 2003 of $.018 per share.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $643,932, based upon the closing price of the common stock on the over-the-counter Pink Sheets, on June 30, 2002 of $.04 per share.

The number of outstanding shares of the registrant’s common stock as of December 31, 2002 was 29,521,291 shares.

Documents incorporated by reference.

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

PART I

Item 1. BUSINESS

Historical Background

We are a Nevada corporation, initially formed in June 1997 as a media company focused on the national and international Hispanic marketplace. Since 1998 we have operated a bilingual (Spanish/English) Internet portal and online community aimed at the United States Hispanic market and have spent over $50 million developing our brand. Our quepasa.com Web site provides users with information and content centered around the Spanish language and offers traditional portal services including search and pay for placement capabilities through Vayala Corporation, our wholly-owned subsidiary, e-mail and news in Spanish and English. The quepasa.com Web site is operated and managed by our wholly-owned Sonora, Mexico-based subsidiary, Quepasa.com de Mexico, S.A. de C.V.

On October 30, 2002 we acquired Vayala Corporation (“Vayala”), which was formerly controlled by Messrs. Peterson and Silberman, two of our directors. Through Vayala, we are developing information retrieval and management software technology products, along with pay for placement capabilities, which we intend to provide to a diverse clientele within the information technology sector including publishers of interactive, online content offerings, certain specialized online communities, online virtual product exchanges and online advertisers. We intend to initially target online content providers typically servicing 10,000 to 1,000,000 end-users, for our retrieval technologies. We intend to price our retrieval and information technology services at a price point below the price points currently being charged by larger information retrieval companies, such as Inktomi and Google.

quepasa.com

We have invested over $50 million in the development and promotion of the quepasa.com Web site, including (i) retaining the services of Gloria Estefan in 2000 to be our Web site and corporate spokeswoman, and (ii) developing marketing relationships with Sony Corporation of Japan and Gateway Computer Company. Partly as a result of our promotion, in 2000 the quepasa.com Web site was one of the most recognized online brand names to the Hispanic population. During 2002, we reactivated the Web site because we continue to believe in the power of the quepasa brand and the relevance of the statistical information set forth below.

Hispanic population growth and concentration.

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

Increasing Hispanic purchasing power.

Total U.S. Hispanic purchasing power:

•	Rose at a compound annual growth rate of 7.5%, compared with 4.9% for the rest of the population from 1993 to 1998.

•	Was projected to be $443.0 billion or 7% of U.S. consumer expenditures in 2000, and $938.0 billion or 9% of U.S. consumer expenditures by 2010.

Continuing use of the Spanish-language by U.S. Hispanics.

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

The quepasa.com Community

Our strategy has been to establish quepasa.com as a bilingual (Spanish/English) Internet portal and online community, offering our content to Hispanic Internet users primarily in the U.S. In November 1998, we launched the quepasa.com Web site that allowed individuals to quickly access content and features which appeal to Hispanic Internet users. Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English.

We completed an initial public offering of our securities in June 1999, raising approximately $55 million, having previously completed a number of private placements of our securities. Using the public proceeds, we rapidly expanded our operations in the latter part of 1999 through the first half of 2000. From the second half of 2000 through the first half of 2002, we reduced the products and content we offered in order to conserve our cash. In the first quarter of 2001 we sold all of our internal computer and server equipment and outsourced the hosting and administration of the quepasa.com Web site. At the end of 2000 and throughout 2001, we ceased marketing our Web site, terminated most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide. In the spring of 2002 our original founder acquired control of our Company and in the fall of 2002 we reorganized our Web site operations under our wholly owned Mexican subsidiary and relocated our facilities to Sonora, Mexico. We currently manage the

quepasa.com Web site from a 3,500 square foot office facility where we employ approximately 20 individuals.

By relocating to Mexico and imposing stringent financial controls over our Web site operations, we have reduced our fixed operating expenses to approximately $35,000 per month. We believe that within the next 12 months we can generate sufficient revenue to offset these expenses.

Competition

The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors for the quepasa.com Web site are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, America Online Latin America and Terra Lycos.

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

Many large media companies have developed or are developing Internet navigation services to become “gateway” sites for Web users. As these companies develop such portal or community sites, we could lose a substantial portion of our user traffic. Further, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies or Internet service providers, such as Microsoft and America Online, currently offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions. These functions may be competitive with those that we offer.

Most of our existing competitors, as well as new competitors such as Spanish-language media companies, other portals, communities and Internet industry consolidators, have significantly greater financial, technical and marketing resources than we do. Many of our competitors offer Internet products and services that are superior to ours and achieve greater market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse affect on our business.

Our Vayala online search and retrieval subsidiary will compete with a number of information retrieval services, most of whom have operated in the market longer, and have greater financial resources and marketing relationships than we. These competitors include Google, Inktomi, Ask Jeeves, Convera and FindWhat.

The stored value debit card processing business is in its infancy, but we expect competition from a number of sources, including multinational banks, funds transfer companies and credit and debit card providers.

Vayala

We are developing Vayala to offer (i) Internet search and retrieval capacities, and (ii) pay for placement capabilities. Our intended search and retrieval services represent a new business model in that we intend to offer these services to smaller end users (such as publishers of online content offerings and online communities) at rates substantially below those of our competitors. Moreover, by offering pay for placement capabilities, we believe we can attract advertisers to the Web sites of our search and retrieval customers while generating additional revenue for ourselves from the pay for placement advertisers. Using pay for placement software, which we intend to develop, when queried, our Vayala search engine will display a selection of Web sites related to that query. Our advertisers will be able to determine exactly where on Vayala’s search results their Web site link will appear for any given query through an open, automated bidding process. Advertisers will submit bids to us for the amount they will pay for each consumer who clicks through to their Web sites. Advertisers can change their bids at any time. The highest bidder receives the first Vayala search listing, with all other bidders listed in descending bid order. Consumers will be able to access Vayala’s search results on the Vayala Web site and on the Web sites or our search and retrieval customers.

We believe that Vayala’s search and retrieval software can be differentiated from existing information retrieval and management software for the following reasons:

•	Vayala’s revenue model is predicated on providing fee-based private label information retrieval and management software technology. Vayala does not intend to market its software technologies to end-users. Rather, its distribution strategy, which is to channel sales directly to the “wholesale” layer of the information technology sector instead of directly to consumers and other end-users, will allow it to limit its expenditures for advertising and promotion, since marketing to a large number of end-users is more expensive than marketing to organizations with which these end-users subscribe;

•	Vayala’s software will soon include a managed and indexed database of up to 500 million documents, which represents more display page depth than most of the existing data retrieval and management software companies;

•	In addition to indexing for frequency and for the page locations of keywords, Vayala will count links, integrate other relevancy metrics and use proprietary software it is currently developing to analyze sentence structure on indexed content. If and when developed, Vayala believes that this software will allow its retrieval results to be more robust and relevant than those of its competitors;

•	The architecture of the Vayala’s aggregation technology is dynamic, which allows it to constantly search for and index new data simultaneously, unlike competitive services, which generally have at least a two-week update cycle. Combined with Vayala’s software, which provides access to the indexed data, we believe that Vayala’s retrieval capabilities are more flexible than those of its competitors. This flexibility allows its retrieval software to refresh current information more often while enabling the software which controls its retrieval criteria to be modified more quickly and inexpensively;

•	Vayala intends to use distributed processing, which will allow it to aggregate the processing power of third-party computers in order to add indexing capability and memory for its retrieval and management software technologies. Using distributed processing will reduce costs by reducing the amount of equipment Vayala will be required to purchase in order to provide these capabilities; and

•	Vayala believes that its retrieval response time will be faster than that of most of its competitors and that its product suite is capable of maintaining a dynamic index of larger scale than that of its competitors.

•	In order to generate revenue, Vayala must complete its information retrieval and management software infrastructure and then direct its marketing to customers who provide information retrieval capabilities to their end-users.

Notwithstanding the significant reduction in the market values of technology related companies and the substantial operating losses incurred by many of them, the information retrieval and management software sector of the information technology industry continues to grow at a substantial rate. According to IDC, information retrieval revenue exceeded $1.2 billion in 2000 and is forecast to continue its growth in 2001 and 2002. A September 2001 report from IDC stated that the information retrieval market would continue to grow despite the current downturn, although at a slower rate than in 2000.

We believe that the private label segment of the information retrieval market, which is still in the beginning of its anticipated growth curve, offers a model, which provides for continued revenue growth and profitability. A number of start-up retrieval software companies have been organized in the last few years, including Teoma, which commenced operations in June 2000 and had less than ten employees and no revenue when it was sold to Ask Jeeves for approximately $5 million. The emergence of companies such as Teoma, Wisenut and other new retrieval technologies illustrates the demand for more creative and robust information retrieval technologies.

We also believe that information retrieval companies which now offer retrieval resources target primarily the largest customers (often having over 1,000,000 end-users) and are too costly to be used by a more diverse clientele, which would otherwise offer retrieval services to their end-users. Vayala intends to fill this void by presenting a more competitive pricing structure consisting of less retrieval service sign up fees and inquiry charges to its customers, initially targeting providers of online content offerings and online communities with 10,000 to 1,000,000 users.

Employees

We currently employ approximately 20 individuals in Sonora, Mexico and six individuals, including our executive officers, in Phoenix, Arizona.

Risk Factors

Investors should consider the following risks before investing in our securities.

Under Prior Management We Incurred Substantial Operating Losses and Our Auditors Have Issued a “Going Concern” Audit Opinion.

As a result of our operations under prior management, the independent auditors’ reports on our consolidated financial statements as of December 31, 2001 and December 31, 2002, included an emphasis paragraph that we may be unable to continue as a going concern.

We Failed to Execute Our Original Business Plan, are Not Currently Generating New Revenue and Expect Future Losses.

Under prior management we were not profitable and we failed to execute our original business plan. As a result, we incurred losses and experienced negative operating cash flow. As of December 31, 2002, we had an accumulated deficit of approximately $103.4 million, $101 million of which was incurred through December 31, 2001. Our prior operating history and the general downturn of the Internet market in which we operate our business makes predictions of our future results of operations difficult or impossible. While we are optimistic about our new business plan and our recent restructuring activities, we are not currently generating revenue nor can there be any assurance that we will generate revenue in the foreseeable future.

In 2000 and 2001 We Substantially Reduced Our Operations and Terminated Most of Our Employees.

Under prior management, between December 31, 2000 and December 31, 2001, we substantially reduced the extent and scope of our operations in order to conserve our cash. In this regard, we terminated most of our then strategic relationships with third-party content service providers, outsourced the hosting and administration of the quepasa.com Web site and sold most of our personal property. Although we have since revamped our operations, hired over 30 new employees and recommenced hosting the quepasa.com Web site at our facilities in Sonora, Mexico, we have not generated revenue from the Web site and cannot assure we will do so in the future.

Competition for Internet Users May Limit Traffic on, and the Value of, Our Website.

The market for Internet products and services and the market for Internet advertising and electronic commerce arrangements are extremely competitive, and we expect that competition will continue to intensify for the limited number of customers in our market. There are many companies that provide Web sites and online destinations targeted to Spanish-language Internet users. Competition for visitors and advertisers is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of services and features provided and the quality of support. Our primary competitors are other companies providing portal or other online services, especially to Spanish-language Internet users such as StarMedia, Terra Lycos, El Sitio, and Yahoo! Español, America Online Latin America, MSN and Univision online. Most of our competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do. Our competitors may offer Internet products and services that are superior to ours or that achieve greater market acceptance. There can be no assurance that competition will not limit traffic on, and the value of, our Web site.

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

Although we carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse affect on our financial condition, results of operations and liquidity. In addition, the increased attention focused on liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

There Can Be No Assurance That Vayala’s Information Retrieval Services Will Generate Revenue.

Vayala has not completed the development of its information retrieval services and has not generated any revenue to date. Revenue from Vayala’s information retrieval and management software technology is expected to result primarily from the number of end-user data retrieval requests processed by its software. Vayala’s future agreements with customers do not require them to direct end-users to its retrieval services. Accordingly, revenue from such services is highly dependent upon the willingness of customers to use the retrieval and related services Vayala provides, the ability of its customers to attract end-users to their online services, the volume of end-user inquiries that are processed by Vayala’s retrieval software, and the ability of customers to generate revenue from traffic through their Web site retrieval request pages. Vayala’s future customers (if any) may also use competing query and directory services to operate in combination with its services, which will reduce the number of queries available for Vayala to service and may erode revenue growth opportunities. The technological barriers for customers to implement additional services or to replace Vayala’s services are not substantial. The market for Internet retrieval services is maturing and many smaller and medium size portals are not profitable, suffer from declining revenue growth and have limited access to capital to fund operational needs. In order for Vayala to generate revenue from its information retrieval and software business, it will need to attract customers, develop and deliver new retrieval services, products and features to future customers and establish strategic relationships with its customers.

Competition to Provide Information Retrieval Services.

Vayala will compete with a number of companies who provide information retrieval services, most of which have operated retrieval services in the market for a longer period, are better known, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels.

The Legal Environment in Which Vayala Operates is Uncertain and Claims Against It Could Cause Its Business to Suffer.

Vayala’s information retrieval services make copies of material available on the Internet and other networks and offer this material to end-users. This creates the potential for claims to be made against Vayala (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. It is also possible that if any information provided through its retrieval services contains errors, third parties could make claims against Vayala for losses incurred in reliance on this information. Although Vayala expects to carry general liability insurance, its insurance may not cover potential claims of this type or be inadequate to protect Vayala from all liability that may be imposed.

Risks Associated With Internet Information Retrieval Services.

Vayala is required to provide information retrieval services in accordance with certain specifications as to the functionality and performance of the information retrieval results, the size of the Internet database maintained, the frequency of refreshing the retrieval query database, reliability of the service and retrieval response speeds. Failure of Vayala to perform in accordance with these specifications could result in the cancellation of customer contracts. Vayala expects it will be required to expand the capacity of its existing Phoenix data center or add additional data center space to adequately provide service. These activities require highly specialized personnel and involve many difficult installation, tuning and optimization tasks, and will require Vayala to expend substantial financial and management resources. Vayala could experience difficulties and delays in expanding and stabilizing the cluster of workstations in its existing data center. As a result, there can be no assurance that Vayala will be able to expand its infrastructure to meet any increased customer demand on a timely basis. Vayala houses its data centers at hosting facilities operated by independent third parties who take certain precautions to protect Vayala’s equipment against damage from fire, earthquakes, floods, power and telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite such precautions, the occurrence of a natural disaster, terrorist activities or other unanticipated problems at Vayala’s current and future data centers could result in interruptions in the search services provided by it. Such interruptions could result in reductions in, or terminations of, service provided to Vayala’s customers, which could have a material adverse affect on its business, financial condition and results of operations.

We Rely on Our Intellectual Property Rights and May be Limited by the Intellectual Property Rights of Others.

Our success and ability to compete are substantially dependent upon internally developed software technology, which we are developing in connection with the quepasa.com Web site, Vayala’s retrieval services and our recently organized debit card processing business. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Moreover, Vayala may be unable to develop the pay for placement portion of its search and retrieval business due to the existence of certain patents, which have been applied for by others who offer pay for placement search results to advertisers.

Risks Associated With New Versions of Software and New Products; Rapid Technological Change.

The markets for our quepasa.com Web site, our retrieval services and our debit card processing services are characterized by rapid technological change, frequent new product introductions, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by developing and introducing, on a timely basis, enhancements to the software we use to operate our Web site, control our retrieval inquiries and process debit card transactions that keep pace with technological developments, emerging industry standards and customer requirements. There can be no assurance that we will be successful in developing and marketing enhancements to our software that respond to technological change, evolving industry standards or customer requirements.

Dependence on Key Personnel.

We depend upon the continued contributions of our executive officers. We do not have employment agreements with our executive officers and we do not carry key person life insurance on their lives.

Need For Additional Capital; Uncertainty of Additional Financing.

We may need to raise additional funds through debt or equity financing in order to remain in business or to expand our operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we will not be able to maintain our operations, and our business, operating results and financial condition could be materially adversely affected.

Our Stock Price is Highly Volatile.

In the past, our common stock has traded at volatile prices. We believe that our market price will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. Our common stock is no longer traded on the Nasdaq National Market but is traded on the Pink Sheets. This makes it more difficult for investors to buy or sell our common stock.

Item 2. PROPERTIES

We lease 3,300 square feet of office space for our corporate headquarters at 410 N. 44th Street, Suite 450, Phoenix, AZ 85008, under a one-year lease, which expires July 2003, for $4,700 per month. We also lease 3,500 square feet of office space in Sonora, Mexico, from which we operate our quepasa.com Web site, under a two-year lease, which expires May 2004, for $2,000 per month. We locate the servers necessary to provide our Vayala search and retrieval services at the Level 3 Data Center in Phoenix, Arizona. We believe that our facilities are adequate for our current needs and that additional suitable space is available if required.

Item 3. LEGAL PROCEEDINGS

In April 2003, Merrill Communications, Inc. brought an action against us for printing fees in the amount of approximately $225,000 plus interest and costs (Merrill Communications, Inc. vs. quepasa.com, inc. filed in the Arizona Superior Court, civil action no. CV 2003-090706). We have denied that we are liable for the printing bill and plan to defend the action.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 1, 2003, there were approximately 9,000 holders of our common stock. Our common stock traded on the Nasdaq National Market under the symbol “PASA” from June 24, 1999 until January 18, 2001. Subsequently, our common stock has traded first on the Electronic Bulletin Board and then the Pink Sheets, also under the symbol “PASA.”

The following table sets forth the high and low closing prices of our common stock for the calendar years indicated below.

	Stock Price
	High	Low
2002
First Quarter	$0.210	$0.060
Second Quarter	$0.190	$0.010
Third Quarter	$0.090	$0.040
Fourth Quarter	$0.100	$0.020

	Stock Price
	High	Low
2001
First Quarter	$0.170	$0.070
Second Quarter	$0.160	$0.110
Third Quarter	$0.260	$0.045
Fourth Quarter	$0.230	$0.090

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

Since December 31, 1997, we issued unregistered securities as set forth below:

1.	In May 1998, we issued 1,420,000 shares of common stock to Michael Silberman. 296,492 of those shares of common stock were issued to Mr. Silberman in error, and at the company’s request, he transferred those shares to an outside director. The consideration received for such shares was $1,420.

2.	In November 1998, we issued 50,000 shares of common stock to Enver Zaky upon conversion of $50,000 of convertible debt issued in May 1998.

3.	In November 1998, we issued 666,666 shares of common stock to Mitchell Pierce and Tim Pring upon conversion of $1,000,000 of convertible debt issued in July 1998.

4.	In November and December 1998, an aggregate of 1,259,167 shares of common stock was issued in a private placement. The consideration received for such shares was $4,721,876.

5.	In April 1999, we issued 50,000 shares of common stock to Gary Trujillo as compensation under his employment agreement.

6.	In April 1999, we issued 25,000 shares of common stock to Southwest Harvard Group, an entity owned by Mr. Trujillo, for consulting services provided to us.

7.	In April 1999, we issued 600,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable in 2 years, with an exercise price of 120% of the public offering price, to Telemundo for $5 million of advertising credit on the Telemundo television network. After completion of the IPO, the shares and warrant became fully vested and were not subject to return for nonperformance by Telemundo. The fair value of the transaction was measured and based on the fair value of the common stock issued at our IPO price of $12.00 per share plus $2,920,192 assigned to the warrant based on the Black-Scholes pricing model using a 50% volatility rate. As of June 25, 2001, the warrant issued to Telemundo was not exercised, and therefore, expired.

8.	In April 1999, we issued 50,000 shares of common stock to Garcia/LKS for advertising services valued at $634,000.

9.	On June 24, 1999, we completed an initial public offering of 4,000,000 shares of common stock at a price of $12.00 per share, resulting in net proceeds to us of $42.4 million. In July 1999, we sold an additional 600,000 shares of common stock at $12.00 per share from the exercise of an option granted to our underwriter to cover overallotments from our offering, resulting in additional net proceeds of $6.3 million. The aggregate gross proceeds from these issuances were $55.2 million and the cash expenses incurred were $4.95 million for underwriting discounts and commissions and $1.55 million for other expenses including legal, accounting and printing costs. We used the net proceeds of the offering: (1) to repay a working capital loan and a bridge loan, (2) for marketing and advertising expenses, (3) for general and administrative expenses, (4) for development and acquisition of additional content and features for the our website and (5) to purchase equipment. The balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

10.	In September 1999, we issued 156,863 shares of redeemable common stock to Estefan Enterprises, Inc. in connection with a spokesperson agreement. Because Ms. Estefan’s tour was postponed, the spokesperson agreement was renegotiated. Under the revised spokesperson agreement, the 156,863 shares of common stock were returned to quepasa.

11.	In January 2000, we issued 681,818 shares of common stock valued at approximately $9.6 million to the shareholder of eTrato.com to acquire eTrato.com. Contingent consideration consisted of 681,818 shares of common stock, which were held, in escrow, deliverable upon eTrato’s achievement of certain performance targets. In March 2001, because eTrato failed to achieve such targets, the escrowed shares were returned to us and canceled.

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

13.	In March 2000, we issued 335,925 shares of common stock valued at approximately $3 million to acquire realestateespanol.com, Inc. Contingent consideration consisted of 248,834 shares of common stock which were held in escrow, deliverable upon realestateespanol’s achievement of certain performance targets by the one-year anniversary date of the acquisition. In April 2001, because realestateespanol failed to achieve such targets, the escrowed shares were returned to us and canceled.

14.	In March 2000, we granted Gateway an option to acquire up to 483,495 additional shares of our common stock at $7 per share. The option was only exercisable, in whole, on or before May 30, 2000. Gateway did not exercise the option.

15.	From December 31, 1997 through December 31, 2002, we granted options to purchase 4,882,313 shares of common stock under our stock option plan with a weighted average exercise price of $7.88 per share. Our directors and employees exercised options to purchase 209,325 shares of common stock with a weighted average exercise price of $4.62 per share. In addition, 2,530,488 options were forfeited or canceled. As of December 31, 2002, there were 2,142,500 options outstanding with a weighted average exercise price of $6.70 per share.

16.	In September 2002, we issued 2,250,000 shares of common stock, valued at $127,000, to certain employees pursuant to the terms of their employment agreements.

17.	In October 2002, we issued 750,000 shares of common stock, valued at $37,500, in exchange for professional services.

18.	In October 2002, we issued 10,000,000 shares of common stock, valued at $500,000 to acquire Vayala Corporation. As contingent consideration, if Vayala meets certain performance milestones by October 30, 2003, we will issue up to an additional 22,000,000 shares of common stock, and options to purchase up to an additional 65,000,000 shares of common stock at $.00001 per share, exercisable within 30 days from the date such options were granted.

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

Item 6. SELECTED FINANCIAL DATA

The following is a summary of selected financial data of quepasa.com as of and for each of the years in the five-year period ended December 31, 2002, 2001, 2000, 1999 and 1998. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto appearing elsewhere in this document.

	2002	2001	2000	1999	1998
Statement of operations data:
Net revenue	$20,089	$204,837	$2,611,748	$556,244	$—
Loss from operations	$(2,491,445)	$(4,480,969)	$(61,926,199)	$(30,038,037)	$(6,465,288)
Net loss	$(2,460,767)	$(4,230,930)	$(60,962,934)	$(29,261,363)	$(6,513,228)
Basic and diluted loss per share	$(0.13)	$(0.24)	$(3.52)	$(2.44)	$(0.98)

Balance sheet data:
Cash and cash equivalents	$1,330,640	$3,052,147	$3,940,232	$6,961,592	$2,199,172
Trading securities	$-0-	$-0-	$2,393,964	$22,237,656	$—
Working capital	$1,317,891	$3,500,672	$7,312,625	$28,141,206	$3,563,302
Total assets	$2,003,968	$3,916,675	$8,404,248	$44,350,992	$4,611,464
Total stockholders’ equity	$1,722,709	$3,500,672	$7,697,869	$40,066,244	$3,920,422

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Management believes that the estimates and assumptions that are most important to the portrayal of quepasa’s financial condition and results of operations, in that they require management’s most difficult subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to quepasa. These critical accounting policies relate to revenue recognition including the recording of barter transactions, ultimate collectibility of receivables, valuation and useful lives of long-lived assets, goodwill and other identifiable intangible assets, valuation of equity transactions such as the fair value assigned to common stock and warrants, and litigation. Revenue recognition resulting from sales of banner advertisements, sponsorships, slotting fees, set-up fees, commissions and barter transactions is discussed in Note 1 to our consolidated financial statements. Such revenue was derived primarily during the years ended 2001 and 2000. During the fourth quarter of 2000, we performed an asset impairment analysis of long-lived assets, goodwill and other identifiable intangible assets, and recorded an asset impairment change in the amount of $24.9 million. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

Overview

Prior to May 1998, our operations were limited to organizing quepasa.com, raising operating capital, hiring initial employees and drafting a business plan. From May 1998 through May 1999, we were engaged primarily in content development and acquisition. In May 1999, we launched our first media-based branding and advertising campaign in the U.S. Significant revenues from our business activities did not commence until the fourth quarter of 1999. In the first half of 2000, we significantly increased our operating expenses as we expanded our sales, marketing and advertising efforts. In May 2000, our board announced the engagement of Friedman, Billings to assist us in developing strategic alternatives to maximize shareholder value. Following such announcement and during the remainder of 2000, in order to conserve cash, we reduced our workforce by approximately 80% and significantly reduced the products and content we provided and our marketing, sales and general operating expenses. We were unsuccessful in executing our original business plan, which had existed from inception through March 2002. In the spring of 2002, our founder re-acquired control of quepasa and established a new business model, which has not yet generated revenue. We have incurred substantial losses since inception and have an accumulated deficit of approximately $103.4 million as of December 31, 2002. For these reasons, we believe that period-to-period comparisons of our operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance.

In the first quarter of 2000 we acquired (1) eTrato.com, an online auction site linking Hispanic buyers and sellers of goods and services, (2) credito.com, a Spanish language Internet company providing personal credit content and information and (3) realestateespanol.com, a real estate services site providing the Hispanic-American community with home buying services in both English and Spanish.

In March 2000, we issued 1,428,572 shares of our common stock to Gateway Companies, Inc. valued at $5.38 per share for an aggregate $10.0 million in cash. Simultaneously, we purchased 7,300 of Gateway’s Astro computers and paid Gateway a nonrefundable $1.0 million for related co-marketing/co-branding services. However, the Gateway agreement did not obligate Gateway to render any specific marketing or advertising services to us; instead, any services that Gateway would provide were to be determined and mutually agreed upon at a later, unspecified date. Accordingly, because Gateway was not obligated to provide any services, never indicated that it would provide any such services, and in fact, never provided any co-marketing or co-branding services, we determined that the marketing/advertising component of the arrangement with Gateway had no value and reduced the $10.0 million received in cash by the $1.0 million cash payment to Gateway.

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

We also granted Gateway additional substantive rights under the agreement, including, among other things: (1) a warrant to acquire up to 483,495 additional shares of our common stock for cash, valued at $386,000, at the same purchase price per share paid for the original 1,428,572 shares, which option expired, unexercised, on May 30, 2000, (2) a right of first refusal, (3) a right of participation in future stock issuances, (4) registration rights, (5) an exclusive sales right, and (6) a “right of resale” pursuant to which, in the event of a change in our ownership in excess of 30% prior to September 30, 2000, and for a price per share less than $7.00, Gateway had a right to be reimbursed for the differential in the per share amount, which right expired on its own terms.

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

On March 22, 2001, we agreed to pay each of our four non-employee directors a lump sum payment of $50,000 for prior and current service, upon the occurrence of a Significant Event, defined as a change of control or liquidation of the quepasa. Our directors have agreed not to accept the payment upon the election of new directors in April 2002. Such election of directors constituted a significant event, and as such, the 400,000 stock options granted to officers and directors on March 15, 2001 became fully vested and exercisable.

In May 2001, we terminated various agreements between realestateespanol.com, the National Association of Hispanic Real Estate Professionals, Freddie Mac and the National Council of La Raza in exchange for a release of realestateespanol from its duties and obligations thereunder.

On June 25, 2001, under the agreement between Telemundo and us, the warrants previously issued to Telemundo to purchase 1,000,000 shares of our common stock at $14.40 per share expired on their own terms. None of the warrants were exercised.

On August 1, 2001, our landlord and we agreed to terminate the lease for our corporate headquarters, which was to expire on November 30, 2002, for a $130,000 lump sum payment. Our rent under the lease would have been $416,000 for the period between August 1, 2001 and November 30, 2002. Our attempts to sublet the space were unsuccessful because of the softening office rental market in Phoenix. We vacated the space on October 31, 2001, relocating our corporate headquarters to a significantly smaller site that we leased on a month-to-month basis, free of charge. In May 2002, we entered into a new office lease, which expires in May 2003.

In June 1999, Jeffrey S. Peterson, our current chief executive officer and director, and Michael A. Hubert, a former officer and director, entered into a voting trust agreement which provided that until the earlier of June 24, 2004 or the sale of all shares subject to the voting trust, Messrs. Seidman and Trujillo, as voting trustees, were to vote all shares of our common stock covered by the agreement in the same proportion as those shares voted by our unaffiliated stockholders. All remaining shares subject to the voting trust agreement were sold by Mr. Peterson in 2001 (although the final 10,000 shares were not transferred until January 2002), and the voting trust agreement was terminated in January 2002. Mr. Peterson was the founder and the original chief executive officer of quepasa. After a period during which Mr. Peterson did not serve as an officer or a director of quepasa, he has since re-acquired control in 2002, and now serves as chief executive officer and director.

On August 6, 2001, we entered into a merger agreement that, if accomplished, would have resulted in the company becoming a wholly owned subsidiary of Great Western Land and Recreation, Inc. We immediately began to prepare proxy materials to solicit shareholder approval of the merger and submitted our proxy materials in preliminary form to the Securities and Exchange Commission for its review. Our proxy materials also requested that our shareholders authorize the board to liquidate the company in the event the merger was not approved by the shareholders or did not close.

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

On October 3, 2001, Gary L. Trujillo, our former chief executive officer, agreed to terminate his employment with quepasa, which termination was effective October 15, 2001. As part of his termination agreement, Mr. Trujillo received a lump sum payment of $700,000, which constitutes a substantially discounted payment due him under his former employment agreement with quepasa.

Robert J. Taylor, who replaced Mr. Trujillo as chief executive officer, had an employment agreement with us that provided that Mr. Taylor’s employment terminates on the earlier to occur of the effective date of an event constituting a Significant Event (as defined in his employment agreement) or March 29, 2002. Pursuant to the agreement, Mr. Taylor provided us with transition services as requested by our newly elected board. Mr. Taylor received a $50,000 stay bonus, paid in two equal installments on September 1, 2000 and December 1, 2000. We paid Mr. Taylor a bonus of $100,000 as part of his termination in March 2002. All options held by Mr. Taylor automatically and immediately vested and became exercisable upon the election of new directors and his termination. The options for Mr. Taylor are exercisable for a period of ten years from the date of grant.

Jeffrey S. Peterson replaced Mr. Taylor as the chief executive officer in April 2002. In October 2001, certain stockholders of quepasa initiated legal action against quepasa seeking to prohibit quepasa from effecting the proposed merger with Great Western Land and Recreation, Inc., and to compel the existing Management of quepasa in October 2001 to hold an annual meeting of stockholders. These stockholders claimed that the existing Management and Board of Directors had breached fiduciary duties by mismanaging quepasa, by entering into the merger agreement with Great Western, by terminating the employment agreement with Gray Trujillo in October 2001 and paying him under that termination, and finally by agreeing to making a $500,000 loan to Great Western. As a result of the legal action brought by these stockholders, an entirely new board of directors was elected in March 2002, and Jeffrey Peterson became the new chief executive officer.

The hearing held in connection with the Telemundo arbitration closed on October 30, 2001.

We amended and restated the merger agreement with Great Western on October 11, 2001 because the merger was taking longer than expected to close and, as a result, we were spending more money than we anticipated. In connection with the amendment to the merger agreement, we loaned Great Western $500,000.

On February 5, 2002, we announced that we terminated the merger agreement because Great Western had materially breached the agreement. As a result of the termination of the merger agreement, our outstanding $500,000 loan to Great Western became immediately due and payable under the terms of the loan. On February 11, 2002, Great Western initiated a lawsuit against us in the Superior Court of Arizona. In its complaint, Great Western alleged, among other things, that we breached the merger agreement with Great Western and, as a result, Great Western was entitled to receive a $500,000 termination fee from quepasa. In October 2002, we entered into a settlement agreement with Great Western, whereby Great Western paid us $50,000, which constituted full payment of the promissory note.

In May 2002, we formed a new subsidiary, quepasa.com de Mexico, which operates and manages the quepasa.com website. In October 2002, we acquired all of the common stock of Vayala Corporation, a company that was controlled by two executive officers of quepasa. Vayala is engaged in the development of Internet information retrieval and management software technology products.

Our accountants issued their independent auditors’ report dated April 14, 2003, stating that quepasa has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its original business plan, has substantial uncertainty concerning the successful application of its new business plan, has continued to use cash in its operating activities, all of which raise substantial doubt about its ability to continue as a going concern.

Introduction to Results of Operation

Net Revenue

We have terminated operations under the eTrato.com and credito.com websites and the business plan of prior management of quepasa. We have initiated a new business model in 2002, as established by our new management, and are currently not generating revenue. Our ability to generate revenue in the future is contingent upon the completion of Vayala’s information retrieval and management infrastructure, and the direct marketing of the product to potential customers.

Advertising Revenue. In 2001, we derived all of our net revenue from the sale of advertisements on our website which were received principally from:

•	advertising arrangements under which we received fixed fees for banners placed on our website for specified periods of time or for a specified number of delivered ad impressions; and

•	reciprocal services arrangements, under which we exchanged advertising space on our website for advertising or services from other parties.

Advertising revenue was recognized ratably based on the number of impressions displayed, provided that we would have no obligations remaining at the end of a period and collection of the resulting receivable was probable. Our obligations typically included guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions were not met, we deferred recognition of the corresponding revenue until the remaining guaranteed impression levels were achieved. Payments received from advertisers prior to displaying their advertisements on our website were recorded as deferred revenue.

Sponsorship Revenue. We also derived revenue from the sale of sponsorships for certain areas or exclusive sponsorship rights for certain areas within our website. These sponsorships typically covered periods up to one year. We recognized revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g. co-branded website), ratably over the period of time of the related agreement. Payments received from sponsors prior to displaying their advertisements on our website were recorded as deferred revenue.

Barter Revenue. In the ordinary course of business, we entered into reciprocal service arrangements (barter transactions) whereby we provided advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements were recorded at the fair value of services provided or received, whichever was more determinable under the circumstances. The fair value represents market prices negotiated on an arm’s-length basis. Revenue from reciprocal service arrangements was recognized as income when advertisements were delivered on our website. Expense from reciprocal services arrangements was recognized when our advertisements were run in other media, which were typically in the same period when the reciprocal service revenue was recognized. Related expenses are classified as advertising and marketing expenses. We did not earn any barter revenue during 2001. In 2000, revenue and related expenses attributable to reciprocal services totaled approximately $1.3 million, and represented 45.9% of total gross revenue.

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

Amortization of Goodwill. During 2002 and 2001, we had no intangible assets requiring amortization.

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

Advertising and Marketing Expenses. Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising activities and our distribution agreement with NetZero, which was terminated in December 2000. We have continued to reduce our marketing and sales expenses as we reduce our operating expenses and conserve cash.

General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. Because we have reduced our general operating expenses, we expect that future period expenses will be less than those in 2002. However, because we operate as a public company, we anticipate that certain significant legal and accounting expenses will continue in future periods.

Other Income (Expense). Other income (expense) consists primarily of interest expense, net of interest earned. We have invested our cash in money market funds and corporate bonds, including cash and cash equivalents, which are subject to minimal credit and market risk. Interest income will decrease over time as cash is used to fund operations.

Results of Operations

2002 Compared to 2001

Our results of operations for the years ended December 31, 2002 and 2001 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $2,461,000 for the year ended December 31, 2002, compared to a net loss of $4,231,000 for the year ended December 31, 2001. During the year ended December 31, 2002, we focused on initiating the new business model including the management of our quepasa.com website by our newly formed Mexican subsidiary, quepasa.com de Mexico, and the development of our Internet information search and retrieval software through our newly acquired subsidiary Vayala Corporation. At December 31, 2002, there were 26 employees. During 2001, we concentrated efforts in the discontinuance of our original business plan. During 2001, and during the first quarter in particular, we were principally engaged in reducing our operating expenses across all areas of quepasa, including the downsizing of our workforce from 20 employees as of December 31, 2000 to 2 full-time employees and 2 part-time contractors as of December 31, 2001.

Net Revenue

We did not generate any revenue during 2002 related to our new business model. In order to generate revenue under the new model, we must complete the development and marketing of our search and retrieval software. Gross and net revenue were $20,000 in 2002, and $207,000 and $205,000, respectively, in 2001. During 2001, revenue was derived from two sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) or for ad campaigns that run for specified periods of time and (2) sponsorship agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website. Less than 1% of the gross revenue was generated from banner advertising and 99% was generated from sponsorship agreements in 2001. With the exception of Star Travel, representing 79% of gross revenue, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

Operating Expenses

Product and Content Development Expenses. Our product and content development expenses decreased to $20,000 in 2002 from $400,000 in 2001. The period-to-period decrease was principally attributable to curtailment of operations, including the temporary shutdown of our website, starting in 2001 and continuing through the first half of 2002. Beginning in June 2002, our subsidiary quepasa.com de Mexico operates and manages our website.

Advertising and Marketing Expenses. Our marketing and sales expenses decreased to $1,000 in 2002 from $422,000 in 2001. Because of the need in 2002 for the development of our new information and retrieval software products, we are incurring very little in advertising and marketing expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $2,491,000 in 2002 from $3,864,000 in 2001. This decrease is attributable to a decrease in administrative personnel expenses to $600,000 in 2002 from $1,500,000 in 2001. Professional fee expenses, including legal and accounting, decreased to $550,000 in 2002 from $1,600,000 in 2001. Partially offsetting these decreases, was an increase in legal settlements to $725,000 in 2002 from $200,000 in 2001. The legal settlements in 2002 relate to a $450,000 loss on our note receivable related to our termination of the merger with Great Western and a $275,000 settlement with stockholders related to legal action initiated against quepasa pertaining to alleged mismanagement of the original business plan and the Great Western merger.

Other Income (Expense). Other income (expense), which primarily consists of interest income and realized gains or losses on trading securities, offset by interest expense, was $31,000 in 2002 compared to $250,000 in 2001. Our cash available for investment decreased in 2002, causing a decrease in interest income.

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

Operating Expenses

Product and Content Development Expenses. Our product and content development expenses decreased to $400,000 in 2001 from $6.4 million in 2000. The period-to-period decrease was principally attributable to:

•	a decrease in personnel costs relating to the development of content and technological support to $85,000 in 2001 from $2.9 million in 2000;

•	a decrease in expenses for telecommunications links to $146,000 in 2001 from $794,000 in 2000; and

•	a decrease in third party and internal content expenses to $168,000 in 2001 from $2.8 million in 2000.

Advertising and Marketing Expenses. Our marketing and sales expenses decreased to $422,000 in 2001 from $20.8 million in 2000. This decrease was principally attributable to:

•	a decrease in marketing and sales personnel costs to $100,000 in 2001 from $2.4 million in 2000;

•	a decrease in general advertising expense to $322,000 in 2001 from $9.8 million in 2000 resulting from management’s decision to reduce expenses and conserve cash;

•	a $3.5 million decrease associated with the 2000 resale of computer promotions inventory to Gateway in December 2000; and

•	a $3.0 million decrease related to a marketing and distribution agreement with NetZero in 2000, which was not continued in 2001.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.9 million in 2001 from $6.6 million in 2000. This decrease is attributable to a decrease in administrative personnel expenses to $1.5 million in 2001 from $1.9 million in 2000. Professional fees, including legal and accounting, increased to $1.6 million in 2001 from $1.2 million in 2000. Additionally, we have reduced our general operating expenses to $790,000 in 2001 from $2.0 million in 2000. Finally, stock based compensation decreased to $34,000 in 2001 from $82,000 in 2000.

Other Income (Expense). Other income (expense), which primarily consists of interest income and unrealized gains or losses on trading securities, offset by interest expense, was $250,000 in 2001 compared to $1,028,000 in 2000.

Liquidity and Capital Resources

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2002 and 2001, stating that our recurring losses, accumulated deficit, our inability to successfully execute our original business plan, the uncertainty of the successful application of the new business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

At December 31, 2002, we had $1.3 million in cash and cash equivalents compared to $3.1 million at December 31, 2001.

Net cash used in operating activities was $1,870,000 in 2002 as compared to $665,000 in 2001. Net cash used by operations in 2002 consisted of the net loss of $2,461,000, which was offset in part by the loss on the Note Receivable from Great Western of $450,000, which did not require an outlay of cash during 2002. Net cash used in operations in 2001 consisted of the net loss of $4,231,000 and a decrease in accounts payable and deferred revenue of $462,000. This was offset by an increase in the sale of trading securities of $2.4 million, a reduction in accounts receivable of $242,000, a decrease in other current assets of $1.0 million, and non-cash expenses of $137,000 in depreciation and amortization and stock compensation.

Net cash provided by investing activities was $131,000 in 2002 as compared to net cash used in investing activities of $223,000 in 2001. In 2002, we acquired $215,000 in cash from our acquisition of Vayala Corporation. Partially offsetting this increase in 2002, was our purchase of property and equipment of $111,000. In 2001, cash used in investing activities can be primarily attributed to a $500,000 loan made to Great Western partially offset by a cash receipt of $227,000 on the sale of fixed assets.

Net cash provided by financing activities was $29,000 in 2002 as compared to $0 in 2001. In 2002, we received $30,000 from the issuance of preferred stock under a private placement. There were no financing activities in 2001.

We expect to continue to incur costs, particularly general and administrative costs during 2003, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand, proceeds from the issuance of preferred stock, and revenues generated from the completed information retrieval and management software products, will be sufficient to meet our working capital and capital expenditure needs through 2003. If sufficient revenues are not generated to meet our operating needs, we believe it will be necessary to raise additional capital. In the event revenues are insufficient and we are not able to raise capital, our ability to continue operations will be severely impacted and could have a significant adverse effect on our business and us.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.” SFAS rescinds FASB No. 4 “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company’s consolidated financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company’s consolidated financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company has adopted the disclosure provisions in the accompanying consolidated financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Global Med does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities in its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. As of December 31, 2002, a 10 basis point change in interest rates would have an immaterial effect to our consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2002 we dismissed KPMG LLP (“KPMG”) as our auditors and retained Ehrhardt Keefe Steiner & Hottman, P.C. (“EKSH”) as our new auditors.

With respect to the change of auditors from KPMG to EKSH:

(i) KPMG was dismissed pursuant to resolution of our Board of Directors. KPMG did not resign nor decline to stand for reelection.

(ii) The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on our consolidated financial statements as of and for the years ended December 31, 2001 and 2000 contained a separate paragraph stating that “as discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has been unable to successfully execute its business plan, and is considering alternatives for the Company that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

(iii) The decision to retain the services of EKSH was approved by our Board of Directors.

(iv) In connection with our audits for the two fiscal years ended December 31, 2001, and the subsequent interim period through May 3, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers and directors is set forth below:

Name	Age	Position	Officer or Director
Jeffrey S. Peterson	30	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer	From 1997 to 1999 and since April 2002
Michael D. Silberman	47	Director	From 1998 to 1999 and since April 2002
Brian Lu	21	Director	2002

Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Our officers are elected by, and serve at the discretion of, the Board of Directors.

Jeffrey S. Peterson has been our Chairman and Chief Executive Officer since April 2002. He has been the Chairman and Chief Executive Officer of Vayala Corporation, our wholly owned subsidiary, since July 2001. From June 1999 to June 2001, Mr. Peterson managed his personal investments. Mr. Peterson co-founded quepasa and was our Chairman and Chief Executive Officer from May 1998 to June 1999 when he was appointed Chief Technology Officer. He was also our Chief Technology Officer from July 1997 until May 1998 and our President in June 1999. From January 1997 to June 1997, Mr. Peterson served as co-owner of NetCentury, an Internet design firm he founded. Mr. Peterson is an experienced Modula, Java, and C++ programmer, who has been involved in the programming and operations of computers and digital communications for over 20 years. He has developed software applications for operating systems and digital platforms, beginning with Cp/M based systems in the early 1980s to Unix (Sun Solaris, BSD, Linux, Irix) and Windows NT. Mr. Peterson is bilingual in English and Spanish. Mr. Peterson has received national and international media attention for his accomplishments in the technology sector, currently serves on the board of directors of several privately held technology related companies in both the United States and Latin America and serves as a technology consultant to the government of Mexico.

Michael D. Silberman has been a self-employed investor since July 1999. Mr. Silberman co-founded quepasa in May 1998 and was our Chief Operating Officer, Chief Financial Officer, Operations Coordinator and a Director from May 1998 until July 1999. From September 1996 to May 1998, he was Chief Financial Officer, Secretary and a Director of Retrospettiva, Inc. From May 1994 to September 1996 he was a financial advisor with Prudential Securities, Inc. From April 1992 to February 1994, Mr. Silberman was a portfolio manager for Private Investment Fund, a privately held and managed investment fund. From September 1991 to April 1992, he was the founder and president of UMB Commercial Capital, a division of United Mercantile Bank of Pasadena, a federally chartered bank. From 1983 to 1991, Mr. Silberman served as executive vice president, vice president and an account executive of Allied Business Capital, a California-based commercial finance and factoring company. Mr. Silberman earned a B.A. in Economics from the University of California, Los Angeles (UCLA) and his MBA from the John E. Anderson Graduate School of Management (Anderson School) at the University of California, Los Angeles (UCLA).

Brian Lu was a co-founder of Vayala Corporation, our wholly owned subsidiary, and has been an employee of Vayala since June 2001. He became a Director and an employee in April 2002.

Item 11. EXECUTIVE COMPENSATION

Messrs. Peterson, Silberman and Lu are not currently paid salaries for their services and do not have employment agreements with us.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our current president and our former chief executive officer for services rendered in all capacities to our subsidiaries and us for fiscal years ended December 31, 2002, and 2001.

	Annual Compensation								Long Term Compensation
Name and Principal Positions	Year	Salary		Bonus		Other Annual Compensation			Restricted Stock Awards		Securities Underlying Options		All Other Compensation
Jeffery S. Peterson Chairman and Chief Financial Officer	2002		$93,931		$0		$0			$0		$0		$0

Gary L. Trujillo Chairman and former Chief Executive Officer and President	2002 2001	$ $	0 215,531	$ $	0 0	$ $	0 0		$ $	0 0	$ $	0 100,000	$ $	0 700,000	(1)

Robert J. Taylor President and Chief Financial Officer	2002 2001	$ $	0 175,000	$ $	0 0	$ $	0 26,065	(2)	$ $	0 0	$ $	0 100,000	$ $	0 0

(1)	Represents severance in connection with the early termination of Mr. Trujillo’s employment agreement.
(2)	Of this amount, $20,065 represents vacation pay and $6,000 represents vehicle allowance.

Option Grants Table

The Company granted 1.150 million options to the Company’s Executive Officers during the year ended December 31, 2002. See “Other Arrangements”.

Aggregated Option Exercises In 2002 And Year-End Option Values/Table

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable(1)
Jeffrey S. Peterson	—	—	37,500 /37,500	$0 /0

No options were exercised during 2002 by the Company’s executive officers.

(1) Based on the closing bid price of the Company’s Stock of $0.02 per share on December 31, 2002.

Director Compensation

Our directors do not currently receive compensation for their services as directors, although they are provided reimbursement for any out-of-pocket expenses incurred in attending Board meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock (and stock options exercisable within 60 days) by (i) each person who is known by us to own of record or beneficially more than 10% of our common stock, (ii) each of our directors and (iii) all directors and officers as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of common stock and the address of each person is in care of us.

Name	Amount of Ownership	Percent of Class
Jeffrey S. Peterson(1)	3,879,255	13.1%
Michael D. Silberman(1)	2,042,571	6.9%
Brian Lu(1)	625,803	2.1%
Sutter Holding Company, Inc.(2)	2,879,343	9.8%
All officers and directors as a group (3 persons)	6,547,629	22.2%

(1)	Does not include shares and stock options issuable to these individuals under an earn-out provision contained in the Share Exchange Agreement between quepasa.com, inc. and Vayala Corporation. Under the earn-out provision, the stockholders of Vayala, including the above individuals, may be issued up to 22,000,000 additional shares of quepasa common stock and 65,000,000 stock options exercisable at $.0001 per share based upon Vayala meeting certain performance milestones.

(2)	Includes 393,050 shares held by Sutter Opportunity Fund 2, LLC, an affiliate of Sutter Holding Company, Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 30, 2002 we acquired all of the issued and outstanding common stock of Vayala Corporation initially for 10,000,000 shares of our common stock. We also agreed to issue up to 22,000,000 additional shares and stock options to purchase an additional 65,000,000 shares exercisable at $.0001 per share based upon certain performance criteria to be met by Vayala. Vayala is an affiliated company by virtue of the fact that Messrs. Peterson, Silberman and Lu were principal stockholders and/or executive officers and directors of Vayala.

Item 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

QUEPASA.COM, INC.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

quepasa.com, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of quepasa.com, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of quepasa.com, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

April 14, 2003

Denver, Colorado

[INDEPENDENT AUDITORS’ REPORT]

Board of Directors and Stockholders

quepasa.com, inc.:

We have audited the accompanying consolidated balance sheets of quepasa.com, inc. (the Company) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of quepasa.com, inc. as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP
KPMG LLP

Phoenix, Arizona

February 27, 2002

QUEPASA.COM, INC.

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$1,330,640	$3,052,147
Accounts receivable—other	869	113,019
Note receivable	—	500,000
Prepaid expenses	245,980	251,509

Total current assets	1,577,489	3,916,675

Non-current assets
Property and equipment, net	407,492	—
Deposits and other assets	18,987	—

Total non-current assets	426,479	—

Total assets	$2,003,968	$3,916,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$195,842	$75,107
Accrued liabilities	7,916	120,807
Legal settlement accrual	50,000	200,000
Deferred revenue	—	20,089
Current portion of long-term debt	5,840	—

Total current liabilities	259,598	416,003

Long-term debt, less current portion	21,613	—

Total liabilities	281,211	416,003

Commitments and contingencies

Minority interest	48	—

Stockholders’ equity
9.5% Convertible Preferred stock, $0.001 par value; authorized 5,000,000 shares in 2002; 300 and 0 shares issued and outstanding, respectively	29,980	—
Common stock, $0.001 par value; authorized 50,000,000 shares; 29,521,291 and 17,763,291 shares issued and outstanding, respectively	29,521	17,763
Additional paid-in capital	105,107,009	104,454,267
Accumulated deficit	(103,432,125)	(100,971,358)
Foreign currency translation adjustment	(11,676)	—

Total stockholders’ equity	1,722,709	3,500,672

Total liabilities and stockholders’ equity	$2,003,968	$3,916,675

See notes to consolidated financial statements.

QUEPASA.COM, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2002	2001	2000
Gross revenue	$20,089	$207,473	$2,815,818
Less commissions	—	(2,636)	(204,070)

Net revenue	20,089	204,837	2,611,748

Operating expenses
Product and content development	19,808	399,941	6,431,604
Advertising and marketing	1,067	421,845	20,854,247
General and administrative	2,490,659	3,864,020	6,576,773
Amortization of goodwill	—	—	5,752,002
Asset impairment charges	—	—	24,923,321

Total operating expenses	2,511,534	4,685,806	64,537,947

Loss from operations	(2,491,445)	(4,480,969)	(61,926,199)

Other income (expense)
Interest expense	(512)	(2,407)	(55,119)
Interest income and other	31,190	266,650	1,220,274
Realized gain (loss) on trading securities	—	(14,204)	2,820
Unrealized loss on trading securities	—	—	(140,127)

Total other income (expense)	30,678	250,039	1,027,848

Loss before cumulative effect of change in accounting principle	(2,460,767)	(4,230,930)	(60,898,351)
Cumulative effect of change in accounting principle	—	—	(64,583)

Net loss	(2,460,767)	(4,230,930)	(60,962,934)
Other comprehensive loss
Foreign currency translation adjustment	(11,676)	—	—

Total other comprehensive loss	(11,676)	—	—

Comprehensive loss	$(2,472,443)	$(4,230,930)	$(60,962,934)

Basic and diluted weighted average common shares outstanding	19,554,864	17,763,291	17,301,729

Basic and diluted loss per common share and loss per share before the cumulative effect of change in accounting principle	$(0.13)	$(0.24)	$(3.52)

See notes to consolidated financial statements.

QUEPASA.COM, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 1999	—	$—	14,536,058	$14,536	$75,829,202	$(35,777,494)	$—	$40,066,244
Issuance of common stock in acquisitions	—	—	1,699,561	1,700	20,071,334	—	—	20,073,034
Issuance of common stock and warrants for cash	—	—	1,428,572	1,429	8,070,072	—	—	8,071,501
Issuance of compensatory stock options to employees, officers and directors	—	—	—	—	82,184	—	—	82,184
Proceeds from exercise of common stock options	—	—	99,100	98	367,742	—	—	367,840
Net loss	—	—	—	—	—	(60,962,934)	—	(60,962,934)

Balance—December 31, 2000	—	—	17,763,291	17,763	104,420,534	(96,740,428)	—	7,697,869
Issuance of compensatory stock options to employees, officers and directors	—	—	—	—	33,733	—	—	33,733
Net loss	—	—	—	—	—	(4,230,930)	—	(4,230,930)

Balance—December 31, 2001	—	—	17,763,291	17,763	104,454,267	(100,971,358)	—	3,500,672
Issuance of stock in acquisition	—	—	10,000,000	10,000	490,000	—	—	500,000
Issuance of stock for services	—	—	750,000	750	36,750	—	—	37,500
Issuance of stock for compensation	—	—	2,250,000	2,250	124,750	—	—	127,000
Issuance of stock for cash	300	29,980	—	—	—	—	—	29,980
Transfer and cancellation of stock per legal settlements	—	—	(1,242,000)	(1,242)	1,242	—	—	—
Net loss	—	—	—	—	—	(2,460,767)	—	(2,460,767)
Foreign currency translation adjustment	—	—	—	—	—	—	(11,676)	(11,676)

Balance—December 31, 2002	300	$29,980	29,521,291	$29,521	$105,107,009	$(103,432,125)	$(11,676)	$1,722,709

See notes to consolidated financial statements.

QUEPASA.COM, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(2,460,767)	$(4,230,930)	$(60,962,934)

Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment charges	—	—	24,923,321
Depreciation and amortization	32,860	103,244	8,057,249
Loss on sale of computers	—	—	3,527,692
Issuance of common stock for compensation	127,000	33,733	82,184
Forgiveness of forgivable loans	24,000	—	355,474
Amortization of prepaid marketing services	—	—	2,545,820
Amortization of deferred advertising	—	—	766,666
Realized loss (gain) on trading securities	—	14,204	(2,820)
Unrealized loss on trading securities	—	—	140,127
Cumulative effect of change in accounting principle	—	—	64,583
Issuance of common stock for services	37,500	—	—
Loss on note receivable in legal settlement	450,000	—	—
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Sale of trading securities	—	2,379,760	19,706,385
Accounts receivable	—	242,275	54,895
Prepaid expenses	5,529	50,733	684,113
Other receivables and other current assets	112,150	1,032,272	(6,710,890)
Other non-current assets	(5,887)	—	—
Accounts payable—trade	110,835	(279,636)	(2,524,143)
Accrued liabilities	(282,891)	171,463	(877,539)
Deferred revenue	(20,089)	(182,203)	52,292

	591,007	3,565,845	50,845,409

Net cash used in operating activities	(1,869,760)	(665,085)	(10,117,525)

Cash flows from investing activities
Issuance of notes receivable	(24,000)	(500,000)	—
Collection of note receivable	50,000	—	—
Net cash received in acquisitions	215,342	—	339,937
Purchase of property and equipment	(110,602)	—	(241,232)
Proceeds from the sale of property and equipment	—	277,000	—

Net cash provided by (used in) investing activities	130,740	(223,000)	98,705

Cash flows from financing activities
Proceeds from issuance of preferred stock	29,980	—	—
Proceeds from issuance of common stock	—	—	9,000,000
Proceeds from exercise of common stock options	—	—	367,840
Proceeds from draws on line of credit	—	—	12,289
Payments on notes payable	(839)	—	(2,382,669)
Proceeds from minority interest stockholder	48	—	—

Net cash provided by financing activities	29,189	—	6,997,460

Foreign currency translation adjustment	(11,676)	—	—

Net decrease in cash	(1,721,507)	(888,085)	(3,021,360)
Cash and cash equivalents—beginning of year	3,052,147	3,940,232	6,961,592

Cash and cash equivalents—end of year	$1,330,640	$3,052,147	$3,940,232

(Continued on the next page.)

See notes to consolidated financial statements.

QUEPASA.COM, INC.

Consolidated Statements of Cash Flows

(Continued from the previous page.)

Supplemental disclosure of cash flow information:

Cash paid for interest for the years ended December 31, 2002, 2001 and 2000 was $512, $2,407 and $55,003, respectively.

Supplemental disclosure of non-cash activity:

In October 2002, the Company issued 10,000,000 of its common shares with a value of $500,000 in exchange for all of the common stock of Vayala Corporation (Note 4).

During 2002, the Company received back and canceled 1,242,000 shares of its stock, with a par value of $1,242 from certain stockholders pursuant to settlement agreements (Notes 3 and 8).

In 2000, the Company sold computers in exchange for a receivable of $981,870.

In 2000, the Company engaged in barter transactions amounting to $1,291,201.

In 2000, the Company had acquisitions through the issuance of common stock and notes payable and the assumption of liabilities amounting to $22,549,853.

In 2000, the Company wrote off prepaid advertising due to the return of redeemable common stock and cancellation of an installment payment of $2,500,000.

See notes to consolidated financial statements.

QUEPASA.COM, INC.

Note 1—Description of Business and Summary of Significant Accounting Policies

quepasa.com, Inc. (the Company or quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a bilingual Internet portal and on-line community focused on the United States Hispanic market. The Company’s web site provides users with information centered around the Spanish language and offers traditional portal services including search and pay for placement capabilities through Vayala Corporation (Vayala), the Company’s wholly owned subsidiary. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of quepasa.com, Inc. and its subsidiaries, Vayala Corporation and quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions.

During 2002, 2001 and 2000, one customer accounted for approximately 100%, 79% and 16% of gross revenue, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 2 to 10 years.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QUEPASA.COM, INC.

Revenue Recognition

From the end of 2000 through the first half of 2002, the Company ceased marketing its web site. In the spring of 2002, the Company’s founder re-acquired control of the Company and began efforts in the development of a new business model. No revenue has been generated from this new model as of December 31, 2002. The Company’s new revenue model is predicated on providing fee-based private label information retrieval and management software technology. In order to generate revenue in the future, the Company must complete this information retrieval and management infrastructure and then direct marketing to customers who in turn provide information retrieval capabilities to their end users.

Prior to the change in business model, the Company’s revenue had been derived principally from the sales of banner advertisements and sponsorships. The Company sold banner advertising primarily on a cost-per-thousand impressions, or “CPM” basis, under which advertisers and advertising agencies received a guaranteed number of “impressions,” or number of times that an advertisement appeared in pages viewed by users of the Company’s website, for a fixed fee. The Company’s contracts with advertisers and advertising agencies for these types of contracts covered periods ranging from one to twelve months. Advertising revenue was recognized ratably based on the number of impressions displayed, provided that the Company had no obligations remaining at the end of a period and collection of the resulting receivable was probable. Company obligations typically included guarantees of a minimum number of impressions. To the extent that minimum guaranteed impressions were not met, the Company deferred recognition of the corresponding revenue until the remaining guaranteed impression levels were achieved. Payments received from advertisers prior to displaying their advertisements on the Company’s website were recorded as deferred revenue.

The Company also derived revenue from the sale of sponsorships for certain areas or a sponsorship exclusivity for certain areas within its website. These sponsorships were typically for periods up to one year. Prior to the adoption of Staff Accounting Bulletin (SAB) 101, the Company recognized revenue during the initial setup, if required under the unique terms of each sponsorship agreement (e.g., co-branded website), to the extent that actual costs were incurred. The balance of the sponsorship was recognized ratably over the period of time of the related agreement. The Company adopted SAB 101 in the fourth quarter of 2000. As such, the Company recorded initial setup fees as deferred revenue and recognized the fee over the term of the related agreement. In connection with the adoption of this principle, the Company recorded a $64,583 cumulative effect of change in accounting principle, net loss increased $87,709 for the year ended December 31, 2000 and deferred revenue of $152,292 was recorded as of December 31, 2000. Payments received from sponsors prior to displaying their advertisements on the Company’s website were recorded as deferred revenue. The pro forma effect of retroactive application on the results of operations for the year ended December 31, 2000 is as follows:

Net loss:
As reported	$(60,963,000)
Pro forma	$(60,898,000)

Net loss per share:
As reported	$(3.52)
Proforma	$(3.52)

QUEPASA.COM, INC.

Revenue Recognition (continued)

The Company also derived revenue from slotting fees, set-up fees and commissions. Slotting fees revenue were recognized ratably over the period the services were provided. Set-up fee revenue was recognized during the initial set-up to the extent that direct costs were incurred. The remaining revenue derived from setup fees was deferred and amortized ratably over the term of the applicable agreement. Commission revenue related to X:Drive was recognized in the month in which a new account was established (i.e., services were provided). Commission revenue and expenses related to Net2Phone were recognized during the month in which the service was provided.

The Company, in the ordinary course of business, entered into reciprocal service arrangements (barter transactions) whereby the Company provided advertising service to third parties in exchange for advertising services in other media. Revenue and expenses from these agreements were recorded at the fair value of services provided or received, whichever was more determinable in the circumstances. The fair value represents market prices negotiated on an arms’ length basis. Revenue from reciprocal service arrangements was recognized as income when advertisements were delivered on the Company’s website. Expense from reciprocal services arrangements was recognized when the Company’s advertisements were run in other media, which was typically in the same period when the reciprocal service revenue was recognized. Related expenses were classified as advertising and marketing expenses in the accompanying statements of operations. During the years ended December 31, 2002, 2001 and 2000, revenue and related expenses attributable to reciprocal services totaled approximately $0, $0, and $1.3 million, respectively.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards.

Reclassifications

Certain amounts in the 2000 and 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Advertising Costs

QUEPASA.COM, INC.

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,200, $23,000 and $9,800,000, respectively.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income.

Basic and Diluted Earnings (Loss) Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has presented only basic earnings (loss) per share as it had no dilutive potential common shares outstanding.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB No. 4 “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company’s consolidated financial statements.

QUEPASA.COM, INC.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company’s consolidated financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company has adopted the disclosure provisions in the accompanying consolidated financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial statements.

QUEPASA.COM, INC.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

At December 31, 2000, the Company determined that an impairment related to its carrying value of long-lived assets was required and therefore expensed $24.9 million (Note 2).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaids and accounts payable approximated fair value as of December 31, 2002 and 2001 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2002 and 2001 because interest rates on these instruments approximate market interest rates.

Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. The Company had no securities as of December 31, 2002 or 2001.

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

Product and Content Development Costs

Costs incurred in the classification and organization of listings within the Company’s website are charged to expense as incurred. In accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, material software development costs, costs of development of new products and costs of enhancements to existing products incurred during the application development stage are capitalized. Based upon the Company’s product development process, and the constant modification of the Company’s website, costs incurred by the Company during the application development stage have been insignificant.

In March 2000, EITF No. 00-02, Accounting for Website Development Costs, was issued which addresses how an entity should account for costs incurred in website development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. EITF

QUEPASA.COM, INC.

00-02 was effective on and after June 30, 2000 although early adoption was encouraged. The adoption of EITF No. 00-02 did not have a material impact on the Company’s consolidated financial statements.

Pursuant to SOP 98-1, the Company capitalized certain material development costs incurred during the acquisition development stage, including costs associated with coding, software configuration, upgrades and enhancements.

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

The Company uses the Black-Scholes model (Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost is recognized for the issuances of stock options to employees when the exercise price approximates market. Pursuant to the Accounting Principles Board Opinion No. 25 the Company would recognize compensation expense on issuances of stock options to employees when the exercise price is less than the fair value of the stock. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2002	2001	2000
Net loss—as reported	$(2,460,767)	$(4,230,930)	$(60,962,934)
Net loss—pro forma	$(2,460,767)	$(6,988,676)	$(66,094,658)

QUEPASA.COM, INC.

Basic loss per common share—as reported	$(0.13)	$(0.24)	$(3.52)
Basic loss per common share—pro forma	$(0.13)	$(0.39)	$(3.82)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2002	2001	2000
Approximate risk free rate	0%	3.43%	5.00%
Average expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility	0%	126%	186%
Estimated per share weighted average fair value of total options granted	$0	$0.06	$7.91

Note 2—Liquidity and Asset Impairment Charge

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $103.4 million through December 31, 2002. In December 2000, the Company’s Board of Directors approved the development of a plan of liquidation in the event the Company could not complete a strategic transaction to execute its business plan or to develop a revenue stream to support the carrying value of its assets. During 2000 and 2001, the Company actively pursued the sale of its assets and merger possibilities, which were unsuccessful. By December 2001, the Company downsized its workforce to two individuals and two part-time contractors, disposed of certain assets, and reduced its long-term commitments.

While management continued to develop and support its websites and pursue its original business plan, the Company continued to amortize its goodwill through November 30, 2000. As a result of the Board of Directors’ decision on December 27, 2000 to develop a plan of liquidation of the Company’s assets, and because the Company has been unable to develop a revenue stream to support the carrying value of its long-lived and intangible assets, the Company performed an impairment analysis of all long-lived assets and its identifiable intangibles in accordance with accounting principles generally accepted in the United States of America. The fair value of the long-lived assets and its identifiable intangibles was determined to approximate $385,000. As a result, the Company recorded a $24.9 million impairment charge related to such assets as follows: goodwill and domain and license agreements—$16.2 million unamortized balance; prepaid marketing services—$7.6 million unamortized balance; and property and equipment—$1.1 million representing the excess carrying value over sale proceeds. In addition, the Company recorded a $3.5 million loss on the sale of computer promotions inventory, which is included in advertising and marketing expenses at December 31, 2000 (Note 3).

QUEPASA.COM, INC.

In the spring of 2002, the Company’s founder re-acquired control of the Company and began efforts in the development of a new business model. No revenue has been generated from this new model as of December 31, 2002. The Company’s new revenue model is predicated on providing fee-based private label information retrieval and management software technology. In order to generate revenue in the future, the Company must complete this information retrieval and management infrastructure through its subsidiary, Vayala Corporation, and then direct marketing to potential customers. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and pay for placement capabilities for advertisers. Because the Company intends to target, as customers, online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. The Company intends to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is the Company’s intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

Although management believes that the private label segment of the information retrieval market, which is still in the beginning of its anticipated growth curve, offers a model which provides for continued revenue growth and profitability, there can be no assurance that Vayala’s information retrieval services will generate revenue. The Company’s ability to continue operations is dependent upon its ability to generate revenue to offset future operating expenses.

Note 3—Significant Transactions Through 2001

On January 28, 2000, the Company acquired credito.com, an on-line credit company targeted to the U.S. Hispanic population for an aggregate purchase price of $8.4 million consisting of 681,818 shares of common stock valued at $11 per share and assumption of an $887,000 note payable. The Company included the 681,818 shares of common stock issued unconditionally in determining the cost of credito.com recorded at the date of acquisition. Contingent consideration consisted of warrants to purchase 681,818 shares of common stock exercisable upon credito.com’s achievement of certain performance objectives related to gross revenue as of January 2001 and January 2002. credito.com did not meet the performance objectives as of January 2001, and consequently, the warrants were returned to the Company. The value of the common stock was determined using the average stock price between the date of the merger agreement and the date the merger was publicly announced, or $11 per share. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values on the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $7.8 million and was recorded as goodwill, which was being amortized on a straight-line basis over a three-year period. In 2000, the Company performed an impairment analysis of all long-lived assets and identifiable intangibles in accordance with generally accepted accounting principles in the United States of America. As a result, the balance of unamortized goodwill of $7.3 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (Note 2). The results of operations of credito.com have been included in the accompanying statements of operations since its acquisition on January 28, 2000. During 2002, there were no operations related to credito.com. Subsequent to December 31, 2002, credito.com was dissolved.

QUEPASA.COM, INC.

On January 28, 2000, the Company acquired eTrato.com, an on-line trading company developed especially for the Spanish language or bilingual Internet user, for an aggregate purchase price of $10.9 million, consisting of 681,818 shares of the Company’s common stock valued at $14.09 per share, and assumption of a $1.3 million promissory note. The note payable was due on January 28, 2002 and had a stated interest rate at the greater of 6% per annum or the applicable federal rate in effect with respect to debt instruments having a term of two years. This note was paid in full on May 8, 2000. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced on December 20, 1999. Contingent consideration consisted of 681,818 shares of common stock which were held in escrow to be released to the seller pending the outcome of certain revenue and website contingencies over the six-month period following the acquisition. The contingencies were not met, and consequently, these shares were returned to quepasa subsequent to December 31, 2000 and were canceled. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $10.1 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. As a result of the impairment analysis in 2000, the balance of unamortized goodwill of $5.6 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (Note 2). The results of operations of eTrato.com have been included in the accompanying statements of operations since its acquisition on January 28, 2000. During 2002, there were no operations related to eTrato.com. Subsequent to December 31, 2002, eTrato.com was dissolved.

On March 9, 2000, the Company acquired RealEstateEspanol.com, (REE) a real estate services site providing the Hispanic-American community with bilingual home buying services, for an aggregate purchase price of $3.3 million, consisting of 335,925 shares of the Company’s common stock for $8.83 per share and assumption of $300,000 in debt which was paid immediately following the closing of the acquisition. The value of the common stock was determined using the average stock price between the merger agreement date and the date the merger was publicly announced. Contingent consideration consisted of 248,834 shares of common stock, which were held, in escrow pending REE’s achievement of gross revenue targets within 12 months of the date of the agreement. REE did not meet the agreed-upon targets contingent to the seller receiving the shares of common stock held in escrow, and consequently, these shares were returned to quepasa and canceled subsequent to December 31, 2000. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liability assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3.2 million and was recorded as goodwill, which was being amortized on a straight-line basis over a period of 3 years. As a result of the impairment analysis in 2000, the balance of unamortized goodwill of $2.4 million recorded in conjunction with the transaction was written off in the fourth quarter of 2000 (Note 2). The results of operations of REE have been included in the accompanying statements of operations since its acquisition on March 9, 2000. During 2002, there were no operations related to REE. Subsequent to December 31, 2002, REE was dissolved.

The following summary, prepared on a pro forma basis, combines the consolidated results of

QUEPASA.COM, INC.

operations (unaudited) as if the acquisitions had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective on January 1, 2000, including $6.4 million amortization of goodwill in 2000:

Year Ended December 31, 2000
(Unaudited)
Gross revenue	$2,816,000
Net revenue	$2,612,000
Operating expenses	$65,494,000
Net loss	$(61,919,000)
Net loss per share, basic and diluted	$(3.58)

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

In the fourth quarter of 2000, the Company halted virtually all promotional activities, to conserve cash. In December 2000, the Company, at the direction of the Board of Directors, initiated discussions and sold the majority of its remaining computer inventory back to Gateway at a $3.5 million loss (Note 2). The Company was required to approach Gateway first as the original purchase agreement allowed the Company to use the computers only for promotional activities. However, several months after the Gateway transaction closed, as a result of the decline in stock prices for internet businesses, the Company substantially curtailed its business activities because it was unable to obtain financing. Virtually all promotional activities were halted in order to conserve cash. Only a small number of the computers had been used in promotional activities at that time. In the fourth quarter of 2000, the Company’s Board of Directors instructed

QUEPASA.COM, INC.

management to liquidate the computer inventory, and management initiated discussions with Gateway regarding the prohibition on resale, at which time, the Company and Gateway negotiated the resale back to Gateway at the price stated above.

Computer inventory of $158,421 was donated to NAHREP and expensed in the first quarter of 2001 (Note 13).

In September 1999, the Company entered into an agreement with Estefan Enterprises, Inc. whereby Gloria Estefan would act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States 2000 concert tour. Ms. Estefan’s tour was subsequently postponed, and consequently the original terms of the spokesperson agreement were renegotiated. The revised spokesperson agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final cash installment. The Company obtained the right of first refusal for the sponsorship of Ms. Estefan’s next United States and Latin America tours. The Company recognized $2.3 million of amortization in relation to the Estefan agreement during 2000 in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed (Note 9).

During 2001 and 2000, the Company reduced its workforce as part of management’s effort to enhance the Company’s competitive position, utilize its assets more efficiently, and conserve remaining cash. The Company recognized $744,000 in employee severance and termination costs for the year ended December 31, 2001, relating to the reduction in workforce of approximately 18 employees, which is classified in general and administrative expenses. The Company recognized $683,000 in employee severance and termination costs for the year ended December 31, 2000, relating to the reduction in the workforce of approximately 69 employees, which is classified as follows: $300,000 in production and content development expense, $152,000 in sales and marketing, and $231,000 in general and administrative expenses. As of December 31, 2001, all employee severance and termination costs incurred in 2001 were paid.

Note 4—Acquisition of Vayala Corporation

On October 30, 2002, the Company acquired 100% of the outstanding common stock of Vayala Corporation for a purchase price of $500,000, consisting of 10,000,000 shares of the Company’s common stock valued at $.05 per share. Vayala is engaged in the development of Internet information retrieval and management software technology products. Prior to the acquisition, Vayala was controlled by two officers/directors of the Company. As contingent consideration, if Vayala meets certain performance milestones by October 30, 2003, the Company will issue up to an additional 22,000,000 shares of common stock, and options to purchase up to an additional 65,000,000 shares of the Company’s stock at $.00001 per share, exercisable within 30 days from the date such options are issued. No value has been assigned to the contingent consideration as the attainment of the performance milestones is not determinable at this time.

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets acquired based on their fair values as follows:

Cash	$215,342

QUEPASA.COM, INC.

Property and equipment	329,750
Deposits and other assets	13,100
Liabilities assumed	(58,192)

$500,000

The results of operations for Vayala for the two months ended December 31, 2002 are included in the accompanying consolidated statements of operations. The following table summarizes the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred in August 2001, the date of inception for Vayala. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

	December 31,
	2002	2001
Gross revenue	$44,700	$207,473

Operating expenses	$3,102,356	$4,983,739

Net loss	$(3,049,287)	$(4,528,848)

Net loss per share, basic and diluted	$(0.16)	$(0.26)

Note 5—Balance Sheet Disclosures

Property and equipment consist of the following:

	December 31,
	2002	2001
Software	$241,790	$—
Computer equipment	84,412	—
Vehicles	77,449	—
Office furniture and equipment	26,885	—
Other equipment	9,816	—

	440,352	—
Less accumulated depreciation and amortization	(32,860)	—

	$407,492	$—

Accrued expenses consists of the following:

	December 31,
	2002	2001
Payroll taxes	$—	$12,447
Accrued vacation	—	3,198
Other accrued expenses, primarily professional fees	7,916	105,162

	$7,916	$120,807

QUEPASA.COM, INC.

Note 6—Note Receivable

In October 2001, the Company loaned $500,000 to Great Western Land and Recreation, Inc. (Great Western), an entity with whom the Company had previously entered into a merger agreement. The loan beared interest at prime plus 1% and was due on the earlier of March 15, 2002 or termination of the merger agreement. On February 5, 2002, the Company announced the merger agreement had been terminated and that the note receivable became immediately due and payable. Great Western subsequently initiated a lawsuit in which it alleged, among other things, that the Company had breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee, and that the promissory note should be deemed paid in full.

In October 2002, the Company and Great Western entered into a settlement agreement whereby Great Western paid $50,000 to the Company, which constituted full payment of the promissory note. Accordingly, the Company has written off the balance of its note receivable of $450,000, which is included in general and administrative expenses in 2002 in the accompanying consolidated statements of operations. In addition, Great Western transferred back to the Company 642,000 shares of the Company’s stock, which were subsequently canceled.

Note 7—Long-Term Debt

Long-term debt consists of:

	December 31,
	2002	2001
Note payable to a financing company, due in monthly installments of $676 including principal and interest at 10.95% through February 2007, secured by a vehicle.	$27,453	$—
Less current portion	(5,840)	—

	$21,613	$—

Maturities of long-term obligations are as follows:

Year Ending December 31,
2003	$5,840
2004	6,038
2005	6,733
2006	7,509
2007	1,333

$27,453

QUEPASA.COM, INC.

Note 8—Commitments and Contingencies

Operating Leases

The Company leases facilities and equipment under non-cancelable operating leases. Rent expense for these leases was:

Year Ended December 31,
2002	$66,482
2001	$288,000
2000	$391,000

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2003	$21,806

Employment Agreements

Prior to 2002, the Company had entered into employment and other agreements with many of its employees and all of its executive officers and non-employee directors. During 2002, the Company satisfied all its obligations under these agreements in place prior to 2002. In addition, during 2002, the Company entered into new employment agreements for terms varying from one to two years with three of its employees. The agreements call for base salaries ranging from $50,000 to $60,000, for forgiveable loans totaling $12,500 (Note 13), and for issuance of 2,250,000 shares of common stock (Note 9).

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

In October 2001, five stockholders (concerned stockholders) of the Company commenced legal action seeking to compel the Company to hold an annual meeting of stockholders and also to seek an order prohibiting the Company from effecting the proposed merger with Great Western Land and Recreation, Inc. (Note 6). In December 2001, two of the above concerned stockholders filed a complaint in the Superior Court of the State of Arizona alleging the Company’s Board of Directors breached fiduciary duties by 1) mismanaging the Company; 2) entering into a merger agreement with Great Western; 3) terminating the employment contract of the existing chief executive officer, Gary Trujillo, in October 2001 and paying him under that termination; and 4) agreeing to the $500,000 loan to Great Western.

QUEPASA.COM, INC.

Litigation (continued)

The existing Board of Directors made a decision to terminate the proposed merger with Great Western based on information received from the concerned stockholders alleging material breaches by Great Western of representations and warranties contained in the proposed merger agreement. In January 2002, with the assistance of a major stockholder of the Company who lent support to the concerned stockholders, both the concerned stockholders and the Company entered into extensive negotiations, which culminated in a Stipulation of Settlement. The settlement stated that all actions were dismissed with all parties bearing their own costs; that the Company was required to pay to Robert Taylor, the successor chief executive officer to Gary Trujillo, full compensation in his employment contract; that election of new directors would constitute a “significant event” for purposes of Robert Taylor’s employment contract and for certain stock options issued to directors and to Robert Taylor.

In February 2003, a completely new slate of directors, as proposed by the concerned stockholders, was elected. Such election constituted a significant event, and as such, the employment agreement with Robert Taylor was amended to provide for termination of his employment along with a $100,000 bonus. Also as a result of the change in directors, all stock options held by Robert Taylor, and those options granted to the former directors in March 2001 became fully vested and exercisable. The exercise period for the options for the former directors, excluding Gary Trujillo, was reduced from ten years to five years.

The Company entered into two separate agreements with two of the concerned stockholders in May and December 2002, respectively. The Company paid the two stockholders a combined $225,000 as settlement for all existing and future claims and disputes.

In February 2003, the Company entered into a Settlement Agreement and Mutual Release that required the Company to pay $50,000 to a company that is a stockholder of quepasa.com. The Company had originally filed a complaint in October 2002 against this company for intentional interference with business relationships. This company countered by filing a complaint against quepasa.com for breach of fiduciary duties and defamation. Such settlement is accrued and included in general and administrative expenses for the year ended December 31, 2002.

Telemundo Advertising Contract and Arbitration Settlement

In April 1999, the Company entered into an agreement with Telemundo Network Group LLC (Telemundo). The Chief Operating Officer of Telemundo served as director of the Company through January 2001. Under this agreement, the Company issued Telemundo 600,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock exercisable up to and including June 25, 2001 at $14.40 per share. On June 25, 2001, the warrant expired unexercised. As a part of the exchange, the Company received a $5.0 million advertising credit on the Telemundo television network at the rate of $1.0 million for each of the next five years. The fair value of the transactions was measured and based on the fair value of the common stock issued at the Company’s IPO price of $12.00 per share plus $2.9 million assigned to the warrant based upon the Black-Scholes pricing model using a 50% volatility rate. The Company began amortizing the $5.0 million advertising credit on January 1, 2000. The remaining balance of prepaid marketing services of $5.1 million was originally scheduled to be amortized over the term of the agreement (5 years), resulting in expense of $1.7 million for the year ended

QUEPASA.COM, INC.

December 31, 2000. As a result of the impairment analysis in 2000, the Company wrote off the unamortized $7.6 million remaining prepaid marketing services as of December 31, 2000 (Note 2).

In January 2001, Telemundo asserted that the agreement was terminated alleging that the Company had failed to develop and maintain the Telemundo website. In February 2001, the Company initiated arbitration against Telemundo to defend the enforceability of the agreement, and submitted a damages claim for $4.3 million, plus reasonable attorneys’ fees and costs. Telemundo also asserted a damages claim for $655,000, plus reasonable attorneys’ fees and costs. On November 15, 2001, the Company received a decision of the American Arbitration Association in the arbitration proceeding, pursuant to which: (1) the Company was not permitted to transfer, sell or use any of the unused advertising credits that were issued under the original agreement with Telemundo, (2) Telemundo was required to return the 600,000 shares of the Company’s common stock that it owned (representing 3.6% of the Company’s issued and outstanding capital stock), (3) the Company was to have no further duties or obligations under the agreement and (4) the Company was required to pay Telemundo a cash payment for reimbursement of attorney’s fees, costs and expenses incurred in connection with the arbitration. Pursuant to a settlement agreement between the Company and Telemundo, on January 7, 2002, Telemundo returned the 600,000 shares of common stock to the Company and the Company made a cash payment of $200,000 to Telemundo, which payment reflects a discount from the amount set forth in the arbitrator’s award. Such $200,000 settlement was accrued and included in general and administrative expenses for the year ended December 31, 2001.

Content

During 2001 and 2000, the Company had agreements with third parties to provide content to the Company’s website and incurred license fee expense of $0, $17,000, and $815,000 for the years ended December 31, 2002, 2001 and 2000, respectfully. The Company paid $41,000 during 2001 to terminate all content development agreements.

Contingency

In April 2003, an unrelated company brought action against the Company for printing fees in the amount of approximately $225,000 plus interest and costs. Management believes that approximately one-half of the services billed on the invoices for the printing fees may pertain to the Company and one-half of the services may pertain to, and may represent liabilities of, another company. It is the Company’s intent to hold this position until the final resolution. The outcome is not known at this time.

Note 9—Stockholders’ Equity

Redeemed Common Stock—Spokesperson Agreement

In September 1999, the Company entered into a $6.0 million agreement with Estefan Enterprises, Inc. (Estefan) whereby Gloria Estefan was to act as spokesperson for the Company through December 31, 2000 and the Company would sponsor her United States concert tour. The terms of the agreement required the payment of $2.0 million upon signing the agreement, $2.0 million

QUEPASA.COM, INC.

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

Amounts related to this original contract were recorded as prepaid expense, redeemable common stock and deferred advertising expense and were being amortized on a straight-line basis over the term of the contract. In June 2000, the United States Concert Tour was canceled and the original terms of the agreement with Estefan were renegotiated. The revised agreement called for the return of the 156,863 shares of redeemable common stock to the Company, cancellation of the put option for those shares and cancellation of the final $500,000 cash installment. The Company recognized $2.3 million of amortization expense in 2000, in relation to the original contract. The issuance of the 156,863 shares of redeemable common stock was reversed, in part, against deferred advertising expense.

Other Common Stock Transactions

In September 2002, the Company issued 2,250,000 shares of common stock to certain employees pursuant to the terms in their employment agreements. The shares issued were valued at $127,000 based on the price of the Company’s stock at the date of issuance, and is included as compensation in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2002.

In October 2002, the Company issued 750,000 shares with a value of $37,500 in exchange for professional services.

As discussed in Note 4, in October 2002, the Company issued 10,000,000 shares of common stock, valued at $500,000, in exchange for 100% of the outstanding common stock of Vayala Corporation.

During 2002, the Company received a total of 1,242,000 shares of its common stock previously held by others as follows: 600,000 shares from Telemundo in January 2002 (Note 8) and 642,000 shares from Great Western in October 2002 (Note 6). The stock was transferred back to the Company per legal settlements and was subsequently canceled.

2002 Private Placement—Preferred Stock

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, $.001 par value, non-cumulative preferred stock at $100 per share under a Private Placement Memorandum. The preferred stock is convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. The Company received $29,980 in November 2002 for the issuance of 300 shares and $50,000 in January 2003 for the issuance of 500 shares, respectively, of preferred stock under this private placement.

QUEPASA.COM, INC.

Stock Options

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

Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Prior to the Company’s initial public offering, the fair market value of the stock was determined based on similar transactions with independent third parties and the mid-point of the proposed initial public offering price range ($10 to $12 per share) based on discussions with underwriters in late January 1999. Subsequent to the Company’s initial public offering, the fair market value of the stock was determined based on the closing trading price of the Company’s stock on the date of grant. Except as noted, options granted under the plan vest one-third at the end of each of the three years of service following the grant date. The Board of Directors of the Company may waive the vesting requirements at its discretion. Except as noted, all stock options issued under the Plan are exercisable for a period of 10 years from the date of grant.

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

Stock-based compensation totaled $0, $33,733 and $82,184 for the years ended December 31, 2002, 2001 and 2000, respectively, and is classified as production and content development expenses in the accompanying financial statements.

The following table presents the activity for options outstanding:

	Common Stock Options	Weighted Average Exercise Price
Outstanding—December 31, 1999	2,987,000	$8.92
Granted	1,151,813	8.84
Forfeited/canceled	(99,100)	3.71

QUEPASA.COM, INC.

Exercised	(1,215,928)	10.63

Outstanding—December 31, 2000	2,823,785	8.35
Granted	450,000	0.15
Forfeited/canceled	—	—
Exercised	(1,131,285)	7.44

Outstanding—December 31, 2001	2,142,500	6.71
Granted	—	—
Forfeited/canceled	—	—
Exercised	—	—

Outstanding—December 31, 2002	2,142,500	$6.71

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.00-$1.85	437,500	$0.27	5.8	437,500	$0.27
$5.55-$7.00	500,000	7.00	6.3	500,000	7.00
$7.00-$8.50	682,500	7.79	6.6	682,500	7.79
$9.00-$11.10	332,000	9.75	6.6	321,333	10.00
$11.10-$12.95	190,500	11.55	6.7	190,500	11.55

Total—December 31, 2002	2,142,500	$6.71	6.3	2,131,833	$6.70

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

As of December 31, 2002 and 2001, the Company had 400,000 outstanding warrants with a strike price of $19.80 per share held by Cruttenden Roth for the purchase of shares of the Company’s common stock. The Company accounted for the warrants as prepaid marketing services and a net entry to additional paid-in capital, respectively. The warrants were valued at $1.7 million on the date of grant using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 50%, and expected life of five years.

Note 10—Trading Securities

Proceeds from the sale of trading securities were $0, $2,380,000 and $105,856,000 in 2002, 2001 and 2000, respectively. Realized gains (losses) totaled $0, $(14,204), and $2,820 during 2002, 2001 and 2000, respectively. Unrealized gains (losses) totaled $0, $0, and $(140,207) during 2002, 2001, and 2000, respectively.

QUEPASA.COM, INC.

Note 11—Income Taxes

The Company did not provide a current or deferred US federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of the net operating losses, because it is more likely than not that the deferred tax asset will not be realized.

At December 31, 2002, the Company had net operating losses of approximately $62,400,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating loss, which expires at various times starting in 2018, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	December 31,
	2002	2001
Net operating loss	$23,970,000	$25,423,000
Non-deductible expenses	—	3,258,000

Total deferred tax assets	23,970,000	28,681,000
Valuation allowance for deferred tax assets	(23,970,000)	(28,681,000)

Net deferred tax asset	$—	$—

Note 12—Loss Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2002	2001	2000
Loss before cumulative effect of change in accounting principle	$(2,460,767)	$(4,230,930)	$(60,898,351)

Net loss	$(2,460,767)	$(4,230,930)	$(60,962,934)

Basic earnings per share-weighted average shares	19,554,864	17,763,291	17,301,729

Basic and diluted loss per share before cumulative effect of change in accounting principle, and basic and diluted net loss per share	$(0.13)	$(0.24)	$(3.52)

QUEPASA.COM, INC.

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 13—Related Party Transactions

The Company has made forgivable loans to officers and employees including a $100,000 loan, with interest at 10%, in 1999 to its former Chief Executive Officer, Gary L. Trujillo. The loan was forgiven 50% in October 1999 and the remaining 50% in April 2000. The Company had forgivable loans due from other employees amounting to $368,000 as of December 31, 1999. These loans were granted as recruiting and retention incentives and were deemed 50 percent forgiven after six months of employment and 100 percent forgiven after 12 months of employment. During the year ended December 31, 2002, the Company made forgivable loans of $24,000 to officers and employees ($12,500 pursuant to employment agreements), all of which were deemed to be forgiven in 2002. There were no forgivable loans outstanding at December 31, 2002.

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

In April 1999, the Company entered into a $1.5 million sponsorship agreement, payable in cash, with the Arizona Diamondbacks, a major league baseball team. The sponsorship fee was recognized as expense ratably over the 2000 and 1999 baseball seasons. A director of the Company, at that time, served as the Chief Executive Officer and Managing General Partner of the Arizona Diamondbacks.

In April 1999, the Company entered into a sponsorship agreement with Telemundo. Subsequently, Telemundo became a principal stockholder of the Company and Alan J. Sokol its Chief Operating Officer became one of its directors. Mr. Sokol resigned as a director in January 2001.

In December 1999, realestateespanol.com (REE), a real estate services site acquired by the Company in 2000, and the National Association of Hispanic Real Estate Professionals (NAHREP) entered into an Internet Endorsement Agreement, pursuant to which, in exchange for NAHREP’s endorsement of the REE website, REE was required to pay NAHREP an annual $50,000 fee over a ten-year term. Thereafter, in connection with the Internet Endorsement Agreement, in October 2000, REE, NAHREP, the National Council of La Raza and Freddie Mac entered into a Memorandum of Understanding which, among other things, set forth the business relationship through which the parties agreed to implement a program to deliver the benefits of technology to mortgage origination for low and moderate income Hispanic and Latino borrowers. Contemporaneously, REE and NAHREP entered into an agreement which set forth

QUEPASA.COM, INC.

the terms and conditions of their rights and obligations under the MOU.

Under the MOU, among other things, (1) REE was required to (a) develop a web-based technology tool to be distributed to NCLR and NCLR affiliates, and (b) donate 200 computers, at no charge, to NAHREP for distribution to NCLR and NCLR affiliates for promotional purposes, (2) Freddie Mac was required to provide an aggregate dollar amount of $250,000 as sponsorship fees to NAHREP, and (3) NAHREP was required, in turn, to deliver the same to REE towards the initial development of the technology tool discussed above. In May 2001, all of the parties agreed to either terminate certain of the agreements or release REE from its duties and obligations thereunder. In exchange for such termination or release, as the case may be, REE (a) transferred ownership of, and exclusive rights to, the in-process technology tool to NAHREP, (b) granted NAHREP a non-exclusive license to operate and use the realestateespanol.com website the content thereon and any related technology tools, (c) granted NAHREP an exclusive license to operate and use any related domain names, (d) permitted NAHREP to retain the full amount of the unpaid sponsorship fee to be paid by Freddie Mac to NAHREP for development of the technology tool, and (e) permitted NAHREP to retain ownership of the previously donated computers. An officer of REE and the Company served as a director and became the Chief Executive Office of NAHREP. REE did not meet the agreed upon targets, as part of agreement for the Company’s acquisition of REE, and as a result 335,925 shares of the Company’s stock held by REE was returned to the Company and canceled in 2001.

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

Note 14—Quarterly Financial Data—Unaudited

A summary of the quarterly data for the years ended December 31, 2002 and 2001 follows (in thousands, except net loss per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Gross revenue	$20	$—	$—	$—	$20
Net revenue	$20	$—	$—	$—	$20
Operating expenses	$1,365	$444	$216	$486	$2,511
Loss from operations	$(1,345)	$(444)	$(216)	$(486)	$(2,491)
Net loss	$(1,326)	$(438)	$(213)	$(484)	$(2,461)
Net loss per share, basic and diluted	$(0.08)	$(0.03)	$(0.01)	$(0.03)	$(0.13)
2001

QUEPASA.COM, INC.

Gross revenue	$116	$31	$30	$30	$207
Net revenue	$114	$31	$30	$30	$205
Operating expenses	$1,567	$886	$787	$1,446	$4,686
Loss from operations	$(1,453)	$(855)	$(757)	$(1,416)	$(4,481)
Net loss	$(1,367)	$(783)	$(702)	$(1,379)	$(4,231)
Net loss per share, basic and diluted	$(0.08)	$(0.04)	$(0.04)	$(0.08)	$(0.24)

Note 15—Business Segment Information

The Company conducts operations in the United States of America through the parent company, quepasa.com, and through its subsidiary, Vayala Corporation. Vayala is engaged in the development of information retrieval and management software technology. quepasa.com de Mexico, the Company’s Mexico-based subsidiary, operates and manages the quepasa.com web site. The following presents segment information, by geographic area, for the Company for 2002, the first year of operations in Mexico (in thousands).

	United States	Mexico	Total
Revenues	$20	$—	$20
Loss from operations	(2,284)	(207)	(2,491)
Other income (expense)	30	—	30
Net loss	$(2,254)	$(207)	$(2,461)
Depreciation and amortization	$27	$6	$33
Capital expenditures	$356	$84	$440
Identifiable assets at December 31, 2002	$1,910	$94	$2,004

Note 16—Subsequent Event

In February 2003, the Company entered into an agreement for housing and internet connectivity service for its computer servers for a one-year period at the rate of $4,300 per month.

QUEPASA.COM, INC.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Document

3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant, as amended(1)

4.01	1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements(1)

4.02	Registration Rights Agreement dated as of January 26, 2000, by and among the Registrant, Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd.(2)

4.03

Registration Rights Agreement dated as of January 28, 2000, by and among the Registrant, Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated, Ltd.(2)

4.04	Registration Rights Agreement dated as of March 9, 2000, by and among the Registrant, Gary Acosta and John Beneventi(2)

9.01	Voting Trust Agreement(1)

10.01	Office Lease of the Registrant (Arizona)(1)

10.02	Agreement with Garcia/LKS(1)

10.03	Amendment to Agreement with Garcia/LKS(2)

10.04	Agreement with Telemundo Network Group LLC(1)

10.05	Common Stock Purchase Warrant dated April 14, 1999, issued to Telemundo Network Group LLC(1)

10.06	Agreement with Arizona Diamondbacks(1)

10.07	Second Amended and Restated Employment Agreement with Gary Trujillo(2)

10.08	Gary Trujillo’s Termination Agreement(7)

10.09	Second Amended and Restated Employment Agreement with Robert Taylor(2)

10.10	Third Amendment of Employment Agreement with Robert Taylor(9)

10.11

Merger Agreement dated as of December 17, 1999, by and among the Registrant, eTrato Acquisition, Inc., eTrato.com, inc., Verde Capital Partners, LLC, Alphabit Media Ventures, LLC, Designet S.A. de C.V., Designet Ventures, LLC and Cruttenden Roth Incorporated(2)

10.12	Merger Agreement dated as of January 17, 2000, by and among the Registrant, Credito Acquisition, Inc., credito.com, inc., Verde Capital Partners, LLC and Verde Reinsurance Company, Ltd.(2)

QUEPASA.COM, INC.

10.13

Agreement and Plan of Merger dated as of March 9, 2000, by and among the Registrant, credito.com, inc., Realestateespanol.com, inc., Century Finance USA, Inc. d/b/a RealEstateEspanol.com, Inc., Gary Acosta and John Beneventi(2)

10.14	Amended and Restated Merger Agreement dated as of October 11, 2001, between quepasa.com, inc., Great Western Land & Recreation, Inc., GWLAR, Inc. and GWLR, LLC(6)

10.15	Stock Purchase and Investor Rights Agreement (includes Purchase Agreement between Gateway Companies, Inc. and quepasa.com, inc.(3)

10.16	Internet Endorsement Agreement dated December 1, 1999, by and among RealEstateEspanol.com and National Association of Hispanic Real Estate Professionals(4)

10.17	Memorandum of Understanding dated October 3, 2000, by and among realestateespanol, National Association of Hispanic Real Estate Professionals, National Council of La Raza and Freddie Mac(4)

10.18	Agreement dated October 4, 2000, by and among realestateespanol and National Association of Hispanic Real Estate Professionals(4)

10.19	Stipulation of Settlement, dated February 11, 2002, between Michael Silberman and Mark Kucher, and quepasa.com, inc., et al.(5)

10.20	Amended and Restated Stock Option Agreement dated February 18, 2002—Robert J. Taylor(9)

21.01	Subsidiaries of the Registrant*

23.01	Consent of KPMG LLP*

23.02	Consent of Ehrhardt Keefe Steiner & Hottman PC*

24.01	Power of Attorney(8)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-74201).

(2)	Incorporated by reference to the Registrant’s 1999 Annual Report on Form 10-K dated March 30, 2000.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 14, 2000.

(4)	Incorporated by reference to the Registrant’s 2000 Annual Report on Form 10-K dated September 20, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 13, 2002.

(6)	Incorporated by reference to Great Western Land and Recreation, Inc.’s Form S-4 Registration Statement filed on October 16, 2001.
(9)	Incorporated by reference to the Registrant’s 2001 Annual Report on Form 10-K dated March 12, 2002.

*	Included Herewith.

QUEPASA.COM, INC.

(7)	Incorporated by reference to the Registrant’s Preliminary Proxy Statement dated October 16, 2001.

(8)	Included in Part IV of this Annual Report on Form 10-K under the caption “Signatures.”

(b) Reports on Form 8-K.

On October 1, 2002, we filed a Report on Form 8-K attaching executed employment agreements with Fernando Ascencio, Jim Dixon and David Hanson.

On October 9, 2002, we filed a Report on Form 8-K disclosing the issuance of 750,000 shares of common stock to Meyer, Hendricks and Bivens P.C., our special litigation counsel.

On October 14, 2002, we filed a Report on Form 8-K attaching an executed Share Exchange Agreement (“Agreement”) with Vayala Corporation, pursuant to which we agreed to acquire all of the issued and outstanding shares of common stock of Vayala.

On November 5, 2002, we filed a Report on Form 8-K announcing that we closed our Share Exchange Agreement with Vayala.

QUEPASA.COM, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on June 2, 2003.

quepasa.com, inc.

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey S. Peterson Jeffrey S. Peterson	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)	June 2, 2003

/s/ Michael D. Silberman Michael D. Silberman	Director	June 2, 2003

/s/ Brian Lu Brian Lu	Director	June 2, 2003

S-1

CERTIFICATION OF PERIODIC REPORT

I, Jeffrey S. Peterson certify that:

1. I have reviewed this annual report on Form 10-K of quepasa.com, inc. (“registrant”) for the year ended December 31, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003	/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Jeffrey S. Peterson, Chief Financial Officer of quepasa.com, inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:    June 2, 2003

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer and Chief Financial Officer