Form 10QSB
period 2003-03-31
QUEPASA COM INC
filed 2003-06-26
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

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

Yes ☒        No ☐

The number of outstanding shares of the registrant’s Common Stock as of June 15, 2003 was 41,497,048 shares.

QUEPASA.COM, INC. AND SUBSIDIARIES

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUEPASA.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,047,432	$1,330,640
Accounts receivable – other	1,761	869
Prepaid expenses	194,699	245,980

Total current assets	1,243,892	1,577,489

Non-current assets:
Property and equipment, net	384,475	407,492
Deposits and other assets	18,370	18,987

Total non-current assets	402,845	426,479

Total assets	$1,646,737	$2,003,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,395	$195,842
Accrued liabilities	1,811	7,916
Legal settlement accrual	—	50,000
Current portion of long-term debt	5,123	5,840

Total current liabilities	183,329	259,598

Long-term debt, less current portion	20,165	21,613

Total liabilities	203,494	281,211

Minority interest	48	48

Stockholders’ equity:
9.5% Convertible preferred stock, no par value; authorized 5,000,000 shares; 500 shares and 300 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	79,980	29,980
Common stock, $.001 par value; authorized 50,000,000 shares; 29,521,291 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	29,521	29,521
Additional paid-in capital	105,141,295	105,107,009
Accumulated deficit	(103,791,369)	(103,432,125)
Foreign currency translation adjustment	(16,232)	(11,676)

Total stockholders’ equity	1,443,195	1,722,709

	$1,646,737	$2,003,968

See accompanying notes to condensed financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2003	2002
Gross revenue	$—	$20,089

Operating expenses
Product and content development expenses	4,916	—
General and administrative expenses	329,238	1,365,633

Total operating expenses	334,154	1,365,633

Loss from operations	(334,154)	(1,345,544)

Other income (expense)
Interest expense	(1,213)	—
Interest income and other	10,409	20,169

Total other income (expense)	9,196	20,169

Net loss before preferred stock dividend	(324,958)	(1,325,375)

Preferred stock dividend	(34,286)	—

Net loss	(359,244)	(1,325,375)

Other comprehensive loss
Foreign currency translation adjustment	(4,556)	—

Comprehensive loss	$(363,800)	$(1,325,375)

Net loss per share, basic and diluted
Net loss per common share, basic and diluted	$(.01)	$(.08)

Weighted average number of shares outstanding, basic and diluted	29,521,291	17,763,291

See accompanying notes to condensed financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(359,244)	$(1,325,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,969	—
Allowance for loss on note receivable	—	500,000
Preferred stock dividend	34,286	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	51,281	(207,879)
Other receivables and other assets	(328)	(119,058)
Accounts payable	(19,447)	164,928
Accrued liabilities	(6,105)	(319,346)
Legal settlement accrual	(50,000)	—
Deferred revenue	—	(20,089)

Net cash used in operating activities	(306,588)	(1,326,819)

Cash flows from investing activities:
Purchase of property and equipment	(15,081)	—

Net cash used in investing activities	(15,081)	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Principal payments on note payable	(2,165)	—

Net cash provided by financing activities	47,835	—

Foreign currency translation adjustment	(9,374)	—

Net decrease in cash and cash equivalents	(283,208)	(1,326,819)

Cash and cash equivalents, beginning of period	1,330,640	3,052,147

Cash and cash equivalents, end of period	$1,047,432	$1,725,328

Supplemental disclosure of cash flow information:
Interest paid	$1,213	$—

Supplemental disclosure of non-cash activity:
During the three months ended March 31, 2003, the Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock (Note 5).

See accompanying notes to condensed financial statements.

QUEPASA.COM, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1 – The Company

quepasa.com, inc. (the “Company” or “quepasa”) is a bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. The Company’s web site provides users with information and content centered around the Spanish language and offers traditional portal services including search and pay for placement capabilities through Vayala Corporation (Vayala), the Company’s wholly owned subsidiary. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, the Company also offers users the ability to access information in the English language.

Note 2 – Liquidity

To date, the Company’s expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company’s independent accountants issued their auditors’ report on the financial statements for the years ended December 31, 2002, 2001 and 2000 dated April 14, 2003, stating that the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

In the spring of 2002, the Company’s founder re-acquired control of the Company and began efforts in the development of a new business model. No revenue has been generated from this new model as of March 31, 2003. The Company’s new revenue model is predicated on providing fee-based private label information retrieval and management software technology. In order to generate revenue in the future, the Company must complete this information retrieval and management infrastructure through its subsidiary, Vayala Corporation, and then direct marketing to potential customers. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and pay for placement capabilities for advertisers. Because the Company intends to target, as customers, online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. The Company intends to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is the Company’s intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

Subsequent to the quarter ended March 31, 2003, the Company achieved certain performance milestones related to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for the Company’s search and e-mail databases (Note 7).

Note 3 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited

QUEPASA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2002 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three months ended March 31, 2002, one customer accounted for 100% of the Company’s gross revenue. There was no revenue during the quarter ended March 31, 2003.

Note 5 – Stock Transactions

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, non-cumulative preferred stock, $.001 par value, at $100 per share under a Private Placement Memorandum. The preferred stock is convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. In November 2002, the Company issued 300 shares of preferred stock under this private placement for net proceeds of $29,980. In January 2003, the Company issued an additional 500 shares of preferred stock under this private placement for net proceeds of $50,000. In conjunction with the issuance of the preferred stock, the Company recorded a preferred stock dividend for the discount feature totaling $34,286 for the period ended March 31, 2003.

QUEPASA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

Note 6 – Commitments and Contingencies

Employment Agreements

In connection with the termination of an employment agreement, the Company was required to pay a severance payment of $100,000 in the first quarter of 2002. In addition, all of the employee’s options (totaling 193,334) became immediately vested.

Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

In March 2003, an unrelated company filed a lawsuit against the Company for breach of contract related to printing fees in the amount of approximately $203,000 plus interest, attorneys’ fees and costs. Management believes that approximately one-half of the services billed on the invoices for the printing fees may pertain to the Company and one-half of the services may pertain to, and may represent liabilities of, another company. It is the Company’s intent to hold this position until the final resolution. The outcome is not known at this time. The Company has recorded a liability of $100,500 for this contingency, which is included in accounts payable on the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.

Note 7 – Subsequent Events

Subsequent to the quarter ended March 31, 2003, the Company issued 11,975,757 shares of its common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these share has been recorded as an increase to the software acquired in the original acquisition.

In June 2003, the Company extended its office lease for a period of one year through May 2004. The new lease calls for monthly rentals of $5,224 during that period.

QUEPASA.COM, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

In December 2000, the our Board of Directors approved the development of a plan of liquidation in the event the Company could not complete a strategic transaction to execute its business plan or to develop a revenue stream to support the carrying value of its assets. During 2000 and 2001, we actively pursued the sale of our assets and merger possibilities, which were unsuccessful. By December 2001, we downsized our workforce to two individuals and two part-time contractors, disposed of certain assets, and reduced our long-term commitments.

In October 2001, five stockholders (concerned stockholders) of quepasa commenced legal action seeking to compel the Company to hold an annual meeting of stockholders and also to seek an order prohibiting the Company from effecting the proposed merger with Great Western Land and Recreation, Inc. The existing Board of Directors made a decision to terminate the proposed merger with Great Western based on information received from the concerned stockholders alleging material breaches by Great Western of representations and warranties contained in the proposed merger

QUEPASA.COM, INC. AND SUBSIDIARIES

agreement. In January 2002, with the assistance of a major stockholder of quepasa lent support to the concerned stockholders, both the concerned stockholders and the Company entered into extensive negotiations which culminated in a Stipulation of Settlement.

In February 2002, a completely new slate of directors, as proposed by the concerned stockholders, was elected. Such election constituted a significant event, and as such, the employment agreement with the Robert Taylor, the existing chief executive officer, was amended to provide for termination of his employment along with a $100,000 bonus.

In the spring of 2002, our founder re-acquired control of quepasa and began efforts in the development of a new business model. No revenue has been generated from this new model as of March 31, 2003. Our new revenue model is predicated on providing fee-based private label information retrieval and management software technology. In order to generate revenue in the future, the we must complete this information retrieval and management infrastructure through our subsidiary, Vayala Corporation, and then direct marketing to potential customers. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and pay for placement capabilities for advertisers. Because we intend to target, as customers, online content providers who in turn service a large number of users, we believe we can limit our advertising and marketing expenses. We intend to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is our intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

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

EXPENSES:    Our principal expenses are, or have been: Product and Content Development, Advertising and Marketing, and General and Administrative.

QUEPASA.COM, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Our results of operations for the three months ended March 31, 2003 and 2002 were characterized by expenses that significantly exceeded revenues. The nature of our operations differs substantially between the three months ended March 31, 2003 and the three months ended March 31, 2002. During the three months ended March 31, 2002, we were winding down operations under the old business plan under previous management. During the three months ended March 31, 2003, our operations were dedicated to our new business plan in which we continue to develop our information retrieval and management software technology. The completion of this technology is necessary for the generation of revenue. Our major expenses during the three months ended March 31, 2002 included: (1) the write-off of a note receivable of $500,000 from Great Western Land and Recreation, Inc. as uncollectible (related to the proposed merger with Great Western); (2) legal expense of approximately $208,000 incurred in connection with legal actions brought by concerned stockholders; (3) accounting fees of approximately $80,000; and (4) a $100,000 termination bonus paid to the prior chief executive officer. During the three months ended March 31, 2003, our primary expenses, all related to our new business plan, include (all numbers approximate): (1) salaries of $143,000; (2) legal expense of $34,000; (3) depreciation expense of $33,000; (4) accounting fees of $21,000; (5) rent expense (primarily office); and (6) consulting fees of $20,000.

In conjunction with the issuance of preferred stock, we recorded a preferred stock dividend for the discount feature totaling $34,286 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2002 stating we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur costs, particularly general and administrative costs during 2003, and do not expect sufficient revenue to be realized to offset these costs. We believe that our cash on hand and revenues generated from the completed information retrieval and management software products, will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. If sufficient revenues are not generated to met our operating needs, we believe it will be necessary to raise additional capital. In the event revenues are insufficient and we are not able to raise capital, our ability to continue operations will be severely impacted and could have a significant adverse effect on our business and us.

ITEM 3.    CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. Due to issues related to management transition in recent quarters, extra time has been required to obtain certain documents including but not limited to consent and other documents from the Company’s former accountants and other third parties. As the transition between accounting firms is now complete, management does not anticipate such delays in the future. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

QUEPASA.COM, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 2003, an unrelated company filed a lawsuit against the Company for breach of contract related to printing fees in the amount of approximately $203,000 plus interest, attorneys’ fees and costs. Management believes that approximately one-half of the services billed on the invoices for the printing fees may pertain to the Company and one-half of the services may pertain to, and may represent liabilities of, another company. It is the Company’s intent to hold this position until the final resolution. The outcome is not known at this time.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Subsequent to the quarter ended March 31, 2003, the Company issued 11,975,757 shares of its common stock to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form10-QSB.

(a)	Exhibit 99 (i) Certification of Chief Executive Officer and Chief Financial Officer, Jeffrey S. Peterson, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

b.    REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the quarter covered by this report.

QUEPASA.COM, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on June 26, 2003.

quepasa.com, inc.

By:	/s/ JEFFREY S. PETERSON
Name:	Jeffrey S. Peterson
Title:	President, Chief Executive Officer and Chairman of the Board of Directors
(PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ JEFFREY S. PETERSON
Name:	Jeffrey S. Peterson
Title:	Chief Financial Officer
(PRINCIPAL FINANCIAL OFFICER)

QUEPASA.COM, INC. AND SUBSIDIARIES

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Jeffrey S. Peterson, the Chief Executive Officer and Chairman of the Board of Directors of quepasa.com, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003	/s/ JEFFREY S. PETERSON
	Name:	Jeffrey S. Peterson
	Title:	Chief Executive Officer and Chairman of the Board of Directors

QUEPASA.COM, INC. AND SUBSIDIARIES

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Jeffrey S. Peterson, the Chief Financial Officer of quepasa.com, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003	/s/ JEFFREY S. PETERSON
	Name:	Jeffrey S. Peterson
	Title:	Chief Financial Officer