Form 10QSB
period 2003-06-30
QUEPASA CORP
filed 2003-08-19
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-25565

QUEPASA CORPORATION

(F/K/A QUEPASA.COM, INC.)

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s Common Stock as of August 14, 2003 was 2,691,483 shares.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

INDEX

PART I. FINANCIAL INFORMATION

Exhibit 31.1 Certification

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Condens ed Consolidated Balance Sheets

Item 1.	Condensed Consolidated Financial Statements

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$700,871	$1,330,640
Accounts receivable – other	480	869
Prepaid expenses	39,747	95,619

Total current assets	741,098	1,427,128

Non-current assets:
Software and equipment, net	470,638	407,492
Prepaid expenses	129,537	150,361
Deposits and other assets	34,099	18,987

Total non-current assets	634,274	576,840

Total assets	$1,375,372	$2,003,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,674	$195,842
Accrued liabilities	57,206	7,916
Legal settlement accrual	—	50,000
Current portion of long-term debt	5,717	5,840

Total current liabilities	258,597	259,598
Long-term debt, less current portion	18,677	21,613

Total liabilities	277,274	281,211

Minority interest	48	48

Stockholders’ equity:
9.5% Convertible preferred stock, no par value; authorized 5,000,000 shares; 500 shares and 300 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	79,980	29,980
Common stock, $.001 par value; authorized 50,000,000 shares; 41,497,048 shares and 29,521,291 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	41,497	29,521
Additional paid-in capital	105,249,077	105,107,009
Accumulated deficit	(104,260,607)	(103,432,125)
Foreign currency translation adjustment	(11,897)	(11,676)

Total stockholders’ equity	1,098,050	1,722,709

	$1,375,372	$2,003,968

See accompanying notes to condensed financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Unaudit ed Condensed Consolidated Statements of Operations

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Gross revenue	$—	$20,089	$—	$—

Operating expenses
Product and content development expenses	13,538	—	8,622	—
General and administrative expenses	791,245	1,809,645	462,007	444,012

Total operating expenses	804,783	1,809,645	470,629	444,012

Loss from operations	(804,783)	(1,789,556)	(470,629)	(444,012)

Other income (expense)
Interest expense	(1,701)	—	(488)	—
Interest income and other	12,288	26,169	1,879	6,000

Total other income (expense)	10,587	26,169	1,391	6,000

Net loss before preferred stock dividend	(794,196)	(1,763,387)	(469,238)	(438,012)
Preferred stock dividend	(34,286)	—	—	—

Net loss	(828,482)	(1,763,387)	(469,238)	(438,012)
Other comprehensive loss
Foreign currency translation adjustment	(221)	—	4,335	—

Comprehensive loss	$(828,703)	$(1,763,387)	$(464,903)	$(438,012)

Net loss per share, basic and diluted
Net loss per common share, basic and diluted	$(.03)	$(.10)	$(.01)	$(.03)

Weighted average number of shares outstanding, basic and diluted	30,910,743	17,163,291	32,284,927	17,163,291

See accompanying notes to condensed financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(828,482)	$(1,763,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,585	—
Allowance for loss on note receivable	—	500,000
Preferred stock dividend	34,286	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Prepaid expenses	76,696	80,447
Other receivables and other assets	(14,733)	(119,058)
Accounts payable	(168)	(62,457)
Accrued liabilities	49,290	(319,346)
Legal settlement accrual	(50,000)	—
Deferred revenue	—	(20,089)

Net cash used in operating activities	(640,526)	(1,703,890)

Cash flows from investing activities:
Purchase of property and equipment	(35,062)	—

Net cash used in investing activities	(35,062)	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Principal payments on note payable	(3,059)	—

Net cash provided by financing activities	46,941	—

Foreign currency translation adjustment:	(1,122)	—

Net decrease in cash and cash equivalents	(629,769)	(1,703,890)
Cash and cash equivalents, beginning of period	1,330,640	3,052,147

Cash and cash equivalents, end of period	$700,871	$1,348,257

Supplemental disclosure of cash flow information:
Interest paid	$1,701	$—

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2003, the Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock (Note 5).

Also during the six months ended June 30, 2003, the Company issued 11,975,757 shares of common stock, valued at $119,758, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software (Note 5).

See accompanying notes to condensed financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

quepasa corporation (the “Company” or “quepasa”) (f/k/a quepasa.com, inc.) is a bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. The Company’s web site provides users with information and content centered around the Spanish language and offers traditional portal services including search and pay for placement capabilities through Vayala Corporation (Vayala), the Company’s wholly owned subsidiary. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, the Company also offers users the ability to access information in the English language.

In August 2003, the Company’s stockholders approved a change in the Company’s name from quepasa.com, inc. to quepasa corporation.

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

In the spring of 2002, the Company’s founder re-acquired control of the Company and began efforts in the development of a new business model. No revenue has been generated from this new model as of June 30, 2003. The Company has completed the development of its software technology as of June 30, 2003. In order to generate revenue in the future, the Company must successfully direct marketing to potential advertising customers and distribution partners. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and pay for placement capabilities for advertisers. Because the Company intends to target online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. The Company intends to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is the Company’s intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

In June 2003, the Company achieved certain performance milestones related to bringing the search and e-mail products of the Company’s software fully on-line and to the attainment of certain growth requirements for the Company’s search and e-mail databases (Note 5).

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three and six months ended June 30, 2002, one customer accounted for 100% of the Company’s gross revenue. There was no revenue during the three and six months ended June 30, 2003.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Stock Transactions

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, non-cumulative preferred stock, $.001 par value, at $100 per share under a Private Placement Memorandum. The preferred stock is convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. In November 2002, the Company issued 300 shares of preferred stock under this private placement for net proceeds of $29,980. In January 2003, the Company issued an additional 500 shares of preferred stock under this private placement for net proceeds of $50,000. In conjunction with the issuance of the preferred stock, the Company recorded a preferred stock dividend for the discount feature totaling $34,286 during the six months ended June 30, 2003.

In June 2003, the Company issued 11,975,757 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition.

Note 6 – Commitments and Contingencies

Employment Agreements

In connection with the termination of an employment agreement, the Company was required to pay a severance payment of $100,000 in the first quarter of 2002. In addition, all of the employee’s options (totaling 193,334) became immediately vested.

Commitments

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

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Commitments and Contingencies

Contingencies (continued)

In March 2003, an unrelated company filed a lawsuit against the Company for breach of contract related to printing fees in the amount of approximately $200,000 plus interest, attorneys’ fees and costs. Management believes that approximately one-half of the services billed on the invoices for the printing fees may pertain to the Company and one-half of the services may pertain to, and may represent liabilities of, another company. It is the Company’s intent to hold this position until the final resolution. The outcome is not known at this time. The Company has recorded a liability of $100,000 for this contingency, which is included in accounts payable on the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.

Note 7 – Subsequent Events

In August 2003, the Company’s stockholders approved a change in the Company’s name from quepasa.com, inc. to quepasa corporation. The stockholders also approved a reverse split of the Company’s common stock on the basis of one share for each twenty shares currently outstanding. The number of issued and outstanding shares before and immediately after the split was 41,797,048 and 2,074,852, respectively. Fractional shares arising from the split were paid in cash.

Immediately after the approval of the reverse stock-split, the Company issued 718,544 options to purchase common stock at an exercise price of $.002 per share, representing additional contingent consideration for acquisition of Vayala Corporation. This contingent consideration was due upon achieving certain milestones in the development of the software acquired from Vayala (Note 5). The options are exercisable for thirty days from the date of issuance.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

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

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

In December 2000, our Board of Directors approved the development of a plan of liquidation in the event the Company could not complete a strategic transaction to execute its business plan or to develop a revenue stream to support the carrying value of its assets. During 2000 and 2001, we actively pursued the sale of our assets and merger possibilities, which were unsuccessful. By December 2001, we downsized our workforce to two individuals and two part-time contractors, disposed of certain assets, and reduced our long-term commitments.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

In October 2001, five stockholders (concerned stockholders) of quepasa commenced legal action seeking to compel the Company to hold an annual meeting of stockholders and also to seek an order prohibiting the Company from effecting the proposed merger with Great Western Land and Recreation, Inc. The existing Board of Directors made a decision to terminate the proposed merger with Great Western based on information received from the concerned stockholders alleging material breaches by Great Western of representations and warranties contained in the proposed merger agreement. In January 2002, with the assistance of a major stockholder of quepasa who lent support to the concerned stockholders, both the concerned stockholders and the Company entered into extensive negotiations, which culminated in a Stipulation of Settlement.

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

THE QUEPASA CORPORATION COMMUNITY

quepasa corporation (f/k/a quepasa.com, inc.) is a Bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic market. We provide users with information and content centered around the Spanish language. Because the language preference of many U.S. Hispanics is English, we also offer our users the ability to access information in the English language.

RESULTS OF OPERATIONS

NET REVENUE: We expect to derive future net revenue from two principal sources: the sale of advertising on our web site, and commissions earned from “pay for placement” insertion of results into our search engine.

EXPENSES: Our principal expenses are, or have been: Product and Content Development, Advertising and Marketing, and General and Administrative.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Our results of operations for the six months ended June 30, 2003 and 2002 were characterized by expenses that significantly exceeded revenues. The nature of our operations differed substantially between the six months ended June 30, 2003 and the six months ended June 30, 2002. During the first four months of 2002, we were winding down operations under the old business plan under previous management. During the six months ended June 30, 2003, our operations were dedicated to our new business plan in which we continued to develop our information retrieval and management software technology. Our major expenses during the six months ended June 30, 2002 included: (1) the write-off of a note receivable of $500,000 from Great Western Land and Recreation, Inc. as uncollectible (related to the proposed merger with Great Western); (2) legal expense of approximately $608,000 incurred in connection with legal actions brought by concerned stockholders for alleged mismanagement of the Company by prior management; (3) audit and accounting fees of approximately $93,000; (4) a $100,000 termination bonus paid to the prior chief executive officer; and (5) a $190,000 legal settlement with a stockholder related to allegations of Company mismanagement. During the six months ended June 30, 2003, our primary expenses, all related to our new business plan, include (all numbers approximate): (1) salaries of $290,000; (2) depreciation expense of $93,000; (3) rent expense (primarily office) of $75,000; (4) consulting fees related to marketing and web-site design of $42,000; (5) accounting fees of $36,000; and (6) a preferred stock dividend of $34,000 recorded in connection with a discounted conversion feature in preferred stock.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

During April 2002, we were winding down operations under the old business plan under previous management. We began operations under new management in May 2002, and at that time commenced operations under our new business plan, but incurred costs under the new plan during May and June 2002 at a level significantly lower than the costs incurred during the three months ended June 30, 2003. During the three months ended June 30, 2003, our operations were dedicated fully to our new business plan in which we continued to develop our information retrieval and management software technology and place increased efforts on the marketing of our product. Our major expenses during the three months ended June 30, 2002 included: (1) legal expense of approximately $103,000 incurred in connection with legal actions brought by concerned stockholders for alleged mismanagement of the Company by prior management; (2) a $190,000 legal settlement with a stockholder related to allegations of Company mismanagement; (3) insurance costs of $50,000 and (4) audit and accounting fees of $18,000; During the three months ended June 30, 2003, our primary expenses, all related to our new business plan, include (all numbers approximate): (1) salaries of $147,000; (2) depreciation expense of $50,000; (3) rent expense (primarily office) of $42,000; and (4) consulting fees related to marketing and web-site design of $42,000.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditors’ report on our consolidated financial statements for 2002 stating we have experienced circumstances, which raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2003, an unrelated company filed a lawsuit against the Company for breach of contract related to printing fees in the amount of approximately $200,000 plus interest, attorneys’ fees and costs. Management believes that approximately one-half of the services billed on the invoices for the printing fees may pertain to the Company and one-half of the services may pertain to, and may represent liabilities of, another company. It is the Company’s in-tent to hold this position until the final resolution. The outcome is not known at this time.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2003, the Company issued 11,975,757 shares of its common stock to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on August 4, 2003. The stockholders of the Company elected five directors, two of whom, David Hansen and Victor Roldan, are new directors. The stockholders approved the change of the Company’s name to “quepasa corporation” and approved a reverse split of the Company’s common stock on the basis of one share for each twenty shares outstanding.

ITEM 5.	OTHER INFORMATION

None.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form10-QSB.

(a)	Exhibit 99 (i) Certification of Chief Executive Officer and Chief Financial Officer, Jefferey S. Peterson, Pursuant to 18 U.S.C. Section 1350, As Adoted Pursuant To Section 906 of the Saranes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K.

The Company filed one report on Form 8-K during the quarter covered by this report: Form 8K dated June 9, 2003 regarding the issuance of common stock and options to purchase common stock as set forth in the Exchange Agreement with Vayala Corporation dated 9/30/02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 19, 2003.

quepasa corporation.

By:	/s/ JEFFREY S. PETERSON
Name:	Jeffrey S. Peterson
Title:	President, Chief Executive Officer
and Chairman of the Board of Directors
(PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ JEFFREY S. PETERSON
Name:	Jeffrey S. Peterson
Title:	President, Chief Finacial Officer
(PRINCIPAL FINANCIAL OFFICER)