Form 10QSB
period 2003-09-30
QUEPASA CORP
filed 2003-11-12
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

COMMISSION FILE NUMBER: 0-25565

QUEPASA CORPORATION

(F/K/A QUEPASA.COM, INC.)

(Exact name of registrant as specified in its charter)

NEVADA	84-0879433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 N. 44 th Street, Suite 450 Phoenix, AZ	85008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 602-716-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s Common Stock as of November 12, 2003 was 3,618,602 shares.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC)

INDEX

PART I. FINANCIAL INFORMATION

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC)

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$385,490	$1,330,640
Accounts receivable – other	1,453	869
Prepaid expenses	12,144	95,619

Total current assets	399,087	1,427,128
Non-current assets:

Software and equipment, net	538,859	407,492
Prepaid expenses	—	150,361
Deposits and other assets	34,994	18,987

Total non-current assets	573,853	576,840

Total assets	$972,940	$2,003,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,278	$195,842
Accrued liabilities	22,760	7,916
Legal settlement accrual	—	50,000
Current portion of long-term debt	5,717	5,840

Total current liabilities	89,755	259,598

Long-term debt, less current portion	17,335	21,613

Total liabilities	107,090	281,211

Minority interest	—	48

Stockholders’ equity:
9.5% Convertible preferred stock, no par value; authorized 5,000,000 shares; 800 shares and 300 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	79,980	29,980
Common stock, $.001 par value; authorized 50,000,000 shares; 3,618,602 shares and 1,476,065 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,619	1,476
Additional paid-in capital	106,561,794	105,135,054
Accumulated deficit	(105,749,887)	(103,432,125)
Foreign currency translation adjustment	(29,656)	(11,676)

Total stockholders’ equity	865,850	1,722,709

Total liabilities and stockholders’ equity	$972,940	$2,003,968

See accompanying notes to condensed financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC)

Unaudited Condensed Consolidated Statements of Operations

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002

Gross revenue	$—	$20,089	$—	$—
Operating expenses
Product and content development expenses	65,302	1,899	51,764	1,899

General and administrative expenses	2,231,052	2,023,301	1,439,807	213,656

Total operating expenses	2,296,354	2,025,200	1,491,571	215,555

Loss from operations	(2,296,354)	(2,005,111)	(1,491,571)	(215,555)
Other income (expense)
Interest expense	(2,386)	—	(685)	—
Interest income and other	15,264	28,470	2,976	2,301

Total other income (expense)	12,878	28,470	2,291	2,301

Net loss before preferred stock dividend	(2,283,476)	(1,976,641)	(1,489,280)	(213,254)

Preferred stock dividend	(34,286)	—	—	—

Net loss	(2,317,762)	(1,976,641)	(1,489,280)	(213,254)
Other comprehensive loss
Foreign currency translation adjustment	—	—	221	—

Comprehensive loss	$(2,317,762)	$(1,976,641)	$(1,489,059)	$(213,254)

Net loss per common share, basic and diluted	$(1.27)	$(2.23)	$(0.62)	$(0.24)

Weighted average number of shares outstanding, basic and diluted	1,831,473	888,165	2,410,688	888,165

See accompanying notes to condensed financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

(F/K/A QUEPASA.COM, INC.)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(2,317,762)	$(1,976,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,745	—
Allowance for loss on note receivable	—	500,000
Stock based compensation	838,001	—
Preferred stock dividend	34,286	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Prepaid expenses	233,836	132,394
Other receivables and other assets	(16,591)	(124,058)
Accounts payable	(134,564)	(62,457)
Accrued liabilities	14,844	(319,346)
Legal settlement accrual	(50,000)	—
Deferred revenue	—	(20,089)

Net cash used in operating activities	(1,218,205)	(1,870,197)

Cash flows from investing activities:
Advances to affiliates	—	(41,500)
Purchase of software and equipment	(63,453)	(20,200)

Net cash used in investing activities	(63,453)	(61,700)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	—
Proceeds from issuance of common stock	308,937	—
Principal payments on note payable	(4,401)	—
Minority interest	(48)	—

Net cash provided by financing activities	354,488	—

Foreign currency translation adjustment:	(17,980)	—

Net decrease in cash and cash equivalents	(945,150)	(1,931,897)
Cash and cash equivalents, beginning of period	1,330,640	3,052,147

Cash and cash equivalents, end of period	$385,490	$1,120,250

Supplemental disclosure of cash flow information:
Interest paid	$2,386	$—

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2003, the Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock (Note 5).

In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software (Note 5).

In August 2003, the company issued 718,544 shares of common stock valued at $127,901, as contingent consideration for the acquisition of Vayala Corporation. The value of theses shares has been recorded as an increase to acquired software (Note 5).

In September 2003, the Company issued stock awards to certain employees and a director of the company in the amount of 525,000 shares of common stock, valued at $763,000. Also in September 2003, the company issued 45,455 common stock options valued at $75,001 to an employee in lieu of cash compensation pursuant to an employment agreement.

See accompanying notes to condensed financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

quepasa corporation (the “Company” or “quepasa”) (f/k/a quepasa.com, inc.) is a bilingual (Spanish/English) Internet portal and online community focused on the United States Hispanic and the America’s bilingual Spanish/English market. The Company’s web site, www.quepasa.com, provides users with information and content centered around the Spanish language and offers traditional portal services including search and paid link capabilities. The Company also offers users the ability to access information in the English language because the language usage of many Hispanics is English, as well as Spanish.

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

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. No revenue has been generated from this new model as of September 30, 2003. The Company has completed the development of its core software technology as of September 30, 2003. In order to generate revenue in the future, the Company must successfully direct marketing to potential advertising customers and distribution partners. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and paid link capabilities for advertisers. Because the Company intends to target online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. The Company intends to initially price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies.

In June 2003, the Company achieved certain performance milestones related to bringing the search and e-mail products of the Company’s software fully on-line and to the attainment of certain growth requirements for the Company’s search and e-mail databases (Note 5).

We expect to continue to incur costs, particularly general and administrative costs during 2003, and do not expect sufficient revenue to be realized to offset these costs before 2004. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. We believe it is necessary to raise additional capital to continue our business plan into 2004. In the event we are not able to raise capital and generate sufficient revenue in 2004, our ability to continue operations will be severely impacted and will have a significant adverse effect on our business and us.

During the three month period ended September 30, 2003, the Company raised $308,937 of additional capital.

Note 3 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2002 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2002 plus other SEC filings made by the company from time-to-time.

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

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Periodically during the year, the Company maintains cash and investments in financial institutions in excess of the amounts insured by the federal government. During the three and nine months ended September 30, 2002, one customer accounted for 100% of the Company’s gross revenue. There was no revenue during the three and nine months ended September 30, 2003.

Note 5 – Stock Transactions

In August 2003, the Company’s stockholders approved a reverse split of the Company’s common stock on the basis of one share for each twenty share currently outstanding. All previously reported shares and amount for periods prior to the reverse split have been restated to conform to a post-split presentation.

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, non-cumulative preferred stock, $.001 par value, at $100 per share under a Private Placement Memorandum. The preferred stock is convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. In November 2002, the Company issued 300 shares of preferred stock under this private placement for net proceeds of $29,980. In January 2003, the Company issued an additional 500 shares of preferred stock under this private placement for net proceeds of $50,000. In conjunction with the issuance of the preferred stock, the Company recorded a preferred stock dividend for the discount feature totaling $34,286 during the nine months ended September 30, 2003.

In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase the Company’s common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,900, were issued in August 2003 and were related to the achievement of certain milestones as previously mentioned.

In August and September 2003, the Company issued 300,000 shares of common stock to two accredited private investors for net proceeds of $307,500.

In September 2003, the Company issued stock awards valued at $763,000 to certain employees and a director of the company in the amount of 525,000 shares of common stock. Also in September, 2003, the Company issued 45,455 common stock options valued at approximately $75,000 to an employee in lieu of cash compensation pursuant to an employment agreement. Such options vested immediately and accordingly, the full value of the options was recorded as compensation expense during the three months ended September 30, 2003.

Note 6 – Commitments and Contingencies

Employment Agreements

In connection with the termination of an employment agreement, the Company was required to pay a severance payment of $100,000 in the first quarter of 2002. In addition, all of the employee’s options (totaling 193,334) became immediately vested and expired unexercised. All employees of the company have employment agreements, but only the agreement between Jeffrey Peterson, the CEO and Chairman has any contingency. This contingency is related to termination of his employment before the term expires in 2005.

Commitments

Subsequent to September 2003, the Company amended its office lease to include more space, which expires in May 2004. The monthly rental payments are $7,449 per month.

Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. In March 2003, a company filed a lawsuit against quepasa for breach of contract related to printing fees for approximately $200,000. In September 2003, quepasa entered into a settlement agreement with this company which called for quepasa to pay $101,600. The settlement has been paid as of September 2003.

Note 7 – Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors and Item 3. Controls and Procedures. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

In the spring of 2002, our founder re-joined quepasa and began efforts in the development of a new business model. No revenue has been generated from this new model as of September 30, 2003. Our new revenue model is predicated on providing fee-based private label information retrieval and management software technology. In order to generate revenue in the future, we must complete this information retrieval and management infrastructure, and then direct marketing to potential customers. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and paid link capabilities for advertisers. Because we intend to target, as customers, online content providers who in turn service a large number of users, we believe we can limit our advertising and marketing expenses. We intend to initially price the retrieval and information technology services below the price currently being charged by larger information retrieval companies. It is our intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

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

RESULTS OF OPERATIONS

NET REVENUE: We expect to derive future net revenue from two principal sources: the sale of advertising on our web site, and commissions earned from “paid link” insertion of results into our search engine.

EXPENSES: Our principal expenses are, or have been: Product and Content Development, Advertising and Marketing, and General and Administrative.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Our results of operations for the nine months ended September 30, 2003 and 2002 were characterized by expenses that significantly exceeded revenues. The nature of our operations differed substantially between the nine months ended September 30, 2003 and the nine months ended September 30, 2002. During the first four months of 2002, we were winding down operations under the old business plan under previous management. During the nine months ended September 30, 2003, our operations were dedicated to our new business plan in which we continued to develop our information retrieval and management software technology. Our major expenses during the nine months ended September 30, 2002 included: (1) the write-off of a note receivable of $500,000 from Great Western Land and Recreation, Inc. as uncollectible (related to the proposed merger with Great Western); (2) legal expense of approximately $649,000 incurred in connection with legal actions brought by concerned stockholders for alleged mismanagement of the Company by prior management; (3) audit and accounting fees of approximately $93,000; (4) a $100,000 termination bonus paid to the prior chief executive officer; and (5) a $190,000 legal settlement with a stockholder related to allegations of Company mismanagement. During the nine months ended September 30, 2003, our primary expenses, all related to our new business plan, include (all numbers approximate): (1) salaries of $400,000; (2) depreciation expense of $180,000; (3) rent expense (primarily office) of $100,000; (4) employee stock compensation expense of $838,000; (5) accounting and legal fees $118,000; (6) insurance expense of $180,000 and (7) other employee, office and general business related expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

During April 2002, we were winding down operations under the old business plan under previous management. We began operations under new management in May 2002, and at that time commenced operations under our new business plan, but incurred costs under the new plan from July through September 2002 at a level significantly lower than the costs incurred during the three months ended September 30, 2003. During the three months ended September 30, 2003, our operations were dedicated fully to our new business plan in which we continued to develop our information retrieval and management software technology and placed increased efforts on the marketing of our product. Our total operating expenses during the three months ended September 30, 2002 of $215,555 were primarily for employee, office and general business expenses related to the implementation of our new business plan. During the three months ended September 30, 2003, our primary expenses, related to our new business plan, include (all numbers approximate): (1) salaries of $125,000; (2) depreciation expense of $87,000; (3) rent expense (primarily office) of $32,000; (4) accounting and legal fees $54,000 ; (5) insurance expense of $159,000; (6) employee and stock compensation expense of $838,000; and (7) other employee, office and general business related expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have substantial liquidity and capital resource requirements, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the foreseeable future. Our independent accountants have issued their independent auditors’ report on our consolidated financial statements as of and for the year ended December 31, 2002 stating we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur costs, particularly general and administrative costs during 2003, and do not expect sufficient revenue to be realized to offset these costs before 2004. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure needs through the end of 2003. We believe it is necessary to raise additional capital to continue our business plan into 2004. In the event we are not able to raise capital and generate sufficient revenue in 2004, our ability to continue operations will be severely impacted and will have a significant adverse effect on our business and us. In addition, if we do not begin to generate significant revenue in 2004, we may need to record an impairment charge for the software that we acquired in the Vayala acquisition.

During the three month period ended September 30, 2003, the Company raised $308,937 of additional capital.

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2003, an unrelated company filed a lawsuit against the Company for breach of contract related to printing fees in the amount of approximately $200,000 plus interest, attorneys’ fees and costs. Without admitting or denying the allegations of the complaint, Quepasa agreed to settle all claims and make a one-time cash payment in the amount of $101,600 to Merrill Communications, LLC.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase the Company’s common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,900, were issued in August 2003 and were related to the achievement of certain milestones as previously mentioned.

In August and September 2003, the Company issued 300,000 shares of common stock to two accredited private investors for net proceeds of $307,500.

In September 2003, the Company issued stock awards valued at $763,000 to certain employees and a director of the company for past and future service in lieu of cash compensation in the amount of 525,000 shares of common stock.

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

Victor Roldan resigned as director in the company on August 26, 2003 due to his new employment with Telefonica of Spain.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form10-QSB.

(a)	Exhibit 31.1 (i) Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 31.2 (i) Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(c)	Exhibit 32a (i) Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d)	Exhibit 32b (i) Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. REPORTS ON FORM 8-K.

The Company filed four reports on Form 8-K during the quarter covered by this report:

1.	Form 8-K dated August 26, 2003 reporting employment agreements with Jeffrey Peterson, the company’s Chief Executive Officer and Chairman of the Board of Directors and David Hansen, the company’s Chief Technical Officer.

2.	Form 8-K dated August 26, 2003 reporting the authorization to issuance of 525,000 shares of stock and up to 2,074,000 total options to fourteen employees and one consultant in conjunction with certain employment and consulting contracts.

3.	Form 8-K dated August 28, 2003 reporting that Victor Roldan, a Director, voluntarily resigned from the board of directors of QUEPASA Corporation due to his new employment with Telefonica of Spain.

4.	Form 8-K dated September 11, 2003 reporting that the Company settled the litigation previously commenced against it by Merrill Communications, LLC (“Merrill”).

On April 22, 2003, Merrill filed case no. CV2003-090706 against the Company in the Maricopa County Superior Court at Phoenix, Arizona, for breach of contract related to certain financial printing services performed by Merrill in conjunction with the previously contemplated merger between Quepasa and Great Western Land and Recreation, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on November 12, 2003.

quepasa corporation.

By:	/s/ JEFFREY S. PETERSON

Name:	Jeffrey S. Peterson
Title:	President, Chief Executive Officer and Chairman of the Board of Directors
(PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ JOHN T. KURTZWEIL

Name:	John T. Kurtzweil
Title:	Chief Financial Officer
(PRINCIPAL FINANCIAL OFFICER)