Form 10KSB
period 2003-12-31
QUEPASA CORP
filed 2004-03-15
CIK 1078099

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-25565

QUEPASA CORPORATION

(F/K/A Quepasa.com, Inc.)

(Name of small business issuer in its charter)

NEVADA	84-0879433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 450 Phoenix, Arizona	85008
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (602) 716-0100

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenue for its most recent fiscal year: $5,774.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 10, 2004, computed by reference to the last sale price of $2.90 per share on the OTC Bulletin Board, was $6,558,356.

The number of shares outstanding of each of the issuer’s classes of common equity on March 10, 2004, was 4,051,102

Documents Incorporated by Reference

The information required by Items 9, 10, 11 and 12 are incorporated by reference to our definitive proxy statement or definitive information statement that we plan to file in connection with our next Annual Meeting of Shareholders involving the election of directors. We plan to file the definitive proxy statement or definitive information statement with the Commission on or before April 9, 2004.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

quepasa corporation

FORM 10-KSB

For the fiscal year ended December 31, 2003

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

PART I

Item 1. BUSINESS

Historical Background

We are a Nevada corporation, initially formed in June 1997 as a media company focused on the national and international Hispanic marketplace. Since 1998 we have operated a bilingual (Spanish/English) Internet portal and online community primarily aimed at the United States Hispanic market, and have spent over $50 million developing our brand. Our quepasa.com Web site provides users with information and content centered around the Spanish language and offers performance based marketing capabilities in addition to traditional portal services including e-mail and news in Spanish and English. The quepasa.com Web site is operated and managed by our wholly-owned Sonora, Mexico-based subsidiary, Quepasa.com de Mexico, S.A. de C.V.

On October 30, 2002 we acquired all of the outstanding common stock of Vayala Corporation (“Vayala”), which was formerly controlled by Messrs. Peterson and Silberman, two of our directors. We are developing information retrieval and management software technology products, along with performance based marketing capabilities, which we acquired from Vayala and which we intend to provide to a diverse clientele within the information technology sector emphasizing publishers of interactive, online content offerings, certain specialized online communities, online virtual product exchanges and online advertisers that target Spanish speaking users. We believe we are among the first technology companies to develop, deploy and promote performance based online marketing solutions for the Spanish language market. We intend to initially target online content providers typically servicing 10,000 to 1,000,000 end-users, for our retrieval technologies. We intend to price our retrieval and information technology services at a price point below the price points currently being charged by larger information retrieval companies, such as Inktomi and Google. As a result of our purchase of Vayala Corporation, we have expanded our business beyond the operation of our quepasa.com Web site. Accordingly, we it was appropriate to reflect our expanded operations through the change in the Company’s name from quepasa.com to quepasa corporation. This change occurred on August 4, 2003.

We are a publicly traded company listed on the Electronic Bulletin Board under the symbol “QPSA.” On March 9, 2004 the closing price of our Common Stock was $2.70 per share. We file periodic reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) and our reports may be accessed on the SEC’s Edgar system at the SEC’s Web site, www.sec.gov.

quepasa.com

We have invested over $50 million in the development and promotion of the quepasa.com Web site, including (i) retaining the services of Gloria Estefan for the year 2000 to be our Web site and corporate spokeswoman, and (ii) developing and maintaining marketing relationships through the year 2000 with two major computer manufacturers. Partly as a result of our promotion, in 2000 the quepasa.com Web site was one of the most recognized online brand names to the Hispanic population. We have reactivated the Web site, after temporarily shutting it down in 2001 and 2002, because we continue to believe in the power of the quepasa brand and the relevance of the statistical information set forth below.

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

We believe the relative youth of the Hispanic population will furnish growth opportunities for products and services that appeal to a younger market, such as that found on the Internet. In addition, 70% of all U.S. Hispanics live in 12 metropolitan areas, which makes U.S. Hispanics an attractive demographic group for advertisers, enabling them to deliver messages cost effectively to a highly targeted audience.

Increasing Hispanic purchasing power.

Total U.S. Hispanic purchasing power:

•	Rose at a compound annual growth rate of 7.5%, compared with 4.9% for the rest of the population from 1993 to 1998.

•	Was projected to be $530.0 billion of U.S. consumer expenditures in 2002, $600 billion in 2003 and $1.2 trillion of U.S. consumer expenditures by 2010.

Continuing use of the Spanish-language by U.S. Hispanics.

According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

•	Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

•	Hispanic immigration into the U.S. is continuing;

•	Hispanics generally seek to preserve their cultural identity; and

•	Population concentration encourages communication in Spanish.

Growth of online advertising sales.

Total online advertising sales have been increasing:

•	Online advertising sales totaled $1.6 billion in the second quarter of 2003, the third consecutive quarter of increase, according to the Interactive Advertising Bureau (“IAB”) and PricewaterhouseCoopers. That was an increase of 13.9% from 2002. The Internet Ad Revenue Report also said sales during the first six months of 2003 were $3.29 billion, almost 10% higher than the comparable prior period.

•	Gregory Stuart, President and CEO of the IAB has said that rising Internet usage and spreading broadband access is encouraging marketers to expand interactive advertising efforts and the prognosis for a continued and steady recovery remains bright.

•	The fastest growing type of advertising was paid search, in which companies like Google and Overture place ads near Web page content related to a marketer’s product. The IAB said keyword search made up 31% of ad revenues in the second quarter of 2003. Online advertising accounted for almost 5% of all ad spending in the first half of 2003, according to TNS Media Intelligence/CMR.

The quepasa.com Community

Our strategy has been to establish quepasa.com, the Company’s Web site, as a bilingual (Spanish/English) Internet portal and online community, offering our content to Hispanic Internet users primarily in the U.S. In November 1998, we launched the quepasa.com Web site which allowed individuals to quickly access content and features which we believed appealed to Hispanic Internet users. Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English.

We completed an initial public offering of our securities in June 1999, raising approximately $55 million, having previously completed a number of private placements of our securities. Using the public proceeds, we rapidly expanded our operations in the latter part of 1999 through the first half of 2000. From the second half of 2000 through the first half of 2002, we reduced the products and content we offered in order to conserve our cash. In the first quarter of 2001 we sold all of our internal computer and server equipment and outsourced the hosting and administration of the quepasa.com Web site. At the end of 2000 and throughout 2001, we ceased marketing our Web site, terminated most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide. In the spring of 2002 our original founder acquired control of our Company and in the fall of 2002 we reorganized our Web site operations under our wholly-owned Mexican subsidiary and relocated our Web site operation facilities to Sonora, Mexico. We currently manage the quepasa.com Web site from a 3,500 square foot office facility where we employ approximately 17 individuals.

By relocating our Web site operations to Mexico and imposing stringent financial controls over our Web site operations, we have reduced the Company’s fixed non-salary related operating expenses to approximately $50,000 per month. We believe that within the next 12 months we can begin to generate sufficient revenue to offset these expenses.

Retrieval Capacity and Performance Based Marketing Capabilities

We now offer (i) Internet search and retrieval capacities, and (ii) performance based marketing capabilities. Our intended search and retrieval services represent a new business model in that we intend to offer these services to smaller end users (such as publishers of online content offerings and online communities) at rates substantially below those of our competitors. Moreover, by offering performance based marketing capabilities, we believe we can attract advertisers to the Web sites of our search and retrieval customers while generating additional revenue for ourselves from the performance based marketing advertisers. Using performance based marketing software which we have developed, when queried, our search engine will display a selection of Web sites related to that query. Our advertisers will be able to determine exactly where on our search results their Web site link will appear for any given query through our proprietary ranking algorithms. These proprietary ranking algorithms will evaluate all relevant information and determine advertiser ranking in our index. Consumers will be able to access our search results on our Web site and on the Web sites of our search and retrieval customers.

We believe that our search and retrieval software can be differentiated from existing information retrieval and management software for the following reasons:

•	Our revenue model is predicated on providing fee-based private label information retrieval and management software technology. We do not intend to market our software technologies to end-users. Rather, our distribution strategy, which is to channel sales directly to the “wholesale” layer of the information technology sector instead of directly to consumers and other end-users, will allow us to limit our expenditures for advertising and promotion, since marketing to a large number of end-users is more expensive than marketing to organizations with which these end-users subscribe;

•	Our software is capable of managing an indexed database of up to 500 million documents, which we believe represents more display page depth than most of the existing Spanish language data retrieval and management software companies;

•	In addition to indexing for frequency and for the page locations of keywords, we will count links, integrate other relevancy metrics and use proprietary software we are currently developing to analyze sentence structure on indexed content. If and when developed, we believe that this software will allow our retrieval results to be more robust and relevant than those of our competitors;

•	The architecture of our aggregation technology is dynamic, which allows us to constantly search for and index new data simultaneously, unlike competitive services, which generally have at least a two-week update cycle. Combined with our software, which provides access to the indexed data, we believe that our retrieval capabilities are more flexible than those of our competitors. This flexibility allows our retrieval software to refresh current information more often while enabling the software which controls our retrieval criteria to be modified more quickly and inexpensively;

•	We intend to use distributed processing, which will allow us to aggregate the processing power of third-party computers in order to add indexing capability and memory for our retrieval and management software technologies. Using distributed processing will reduce costs by reducing the amount of equipment we will be required to purchase in order to provide these capabilities; and

•	We believe that our retrieval response time will be faster than that of most of our competitors and that our product suite is capable of maintaining a dynamic index of larger scale than that of our competitors.

In order to generate significant revenue, we must continue to enhance and make our information retrieval and management software infrastructure more robust and direct our marketing to customers who provide information retrieval capabilities to their end-users.

We believe that the private label segment of the information retrieval market, which is still in the beginning of its anticipated growth curve, offers a model, which provides for continued revenue growth and profitability. According to the October 1, 2001 issue of the Wall Street Journal, the continual improvement of information retrieval technology and the size of the Internet “shows no signs of ending.” In fact, a number of start-up retrieval software companies have been organized in the last few years, including Teoma which commenced operations in June 2000 and had less than ten employees and no revenue when it was sold to Ask Jeeves for approximately $5 million. The emergence of companies such as Teoma, Wisenut and other new retrieval technologies illustrates the demand for more creative and robust information retrieval technologies.

We also believe that information retrieval companies which now offer retrieval resources target primarily the largest customers (often having over 1,000,000 end-users) and are too costly to be used by a more diverse clientele, which would otherwise offer retrieval services to their end-users. We intend to fill this void by presenting a more competitive pricing structure consisting of less retrieval service sign up fees and inquiry charges to our customers, initially targeting providers of online content offerings and online communities with 10,000 to 1,000,000 users.

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

In addition, a number of companies offering Internet products and services, including our direct competitors, recently began integrating multiple features within the products and services they offer to users. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving other Internet companies and our competitors.

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

Our online search and retrieval business will compete with a number of information retrieval services, most of whom have operated in the market longer, and have greater financial resources and marketing relationships than we. These competitors include Google, Ask Jeeves, FindWhat and Overture along with a number of smaller companies that provide similar search and retrieval services.

Employees

As of December 31, 2003, we employed approximately 17 individuals in Sonora, Mexico and 18 individuals, including our executive officers, in the U.S. No employees are represented by a labor union and we have not experienced any work stoppages since our inception in June 1997.

Risk Factors

Investors should consider the following risks before investing in our securities.

We Have Incurred Ongoing Operating Losses and Our Auditors Have Issued a “Going Concern” Audit Opinion.

For the years ended December 31, 2003 and 2002 we incurred losses of $2,870,345 and $2,460,767, respectively. Our consolidated financial statements as of December 31, 2003 were prepared on the assumption that we may be unable to continue as a going concern and the independent auditors’ reports on our consolidated financial statements as of December 31, 2003 and 2002, included an emphasis paragraph that we may be unable to continue as a going concern.

We are Generating Negligible Revenue and Expect Future Losses.

Our revenue for the years ended December 31, 2003 and December 31, 2002 were $5,774 and $20,089, respectively. As a result, we incurred losses and experienced negative operating cash flow. As of December 31, 2003, we had an accumulated deficit of approximately $106.3 million, $103.4 million of which was incurred through December 31, 2002. We are not currently generating significant revenue nor can there be any assurance that we will generate significant revenue in the foreseeable future and expect to continue to report losses in the near future.

We May Face Liability for Information Content and Commerce-Related Activities.

Because materials may be downloaded by the services that we operate or facilitate and the materials may subsequently be distributed to others, we could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of such materials. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

Although we expect to carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse affect on our financial condition, results of operations and liquidity. In addition, the increased attention focused on liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

There Are Regulatory Risks Associated with the Operation of Our quepasa.com Web site in Mexico.

We are subject to regulations imposed by the government of Mexico in connection with the operation of our quepasa.com Web site from Sonora, Mexico. These regulations are expensive and time consuming with which to comply, and future regulations could have a material adverse affect on our business.

There Can be no Assurance That Our Information Retrieval Services Will Generate Revenue.

We have completed the core development of our information retrieval services that we acquired through our acquisition of Vayala but have not generated material amounts of revenue to date from such services. Revenue from our information retrieval and management software technology is expected to result primarily from the number of end-user data retrieval requests processed by our software. Any future agreements with customers will not require them to direct end-users to our retrieval services. Accordingly, revenue from such services is highly dependent upon the willingness of customers to use the retrieval and related services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user inquiries that are processed by our retrieval software, and the ability of customers to generate revenue from traffic through their Web site retrieval request pages. Our future customers (if any) may also use competing query and directory services to operate in combination with our services, which will reduce the number of queries available for us to service and may erode revenue growth opportunities. In order for us to generate revenue from our information retrieval and software business, we will need to attract customers, develop and deliver new retrieval services, products and features to future customers and establish strategic relationships with our customers.

There is Competition in the Operation of Our Web site and in the Provision of Our Information Retrieval Services.

Our quepasa.com Web site competes with a number of other Spanish speaking Web sites, including Web sites offered by large multinational Internet companies such as Yahoo. Moreover, we will compete with a number of companies that provide information retrieval services, most of which have operated retrieval services in the market for a longer period, are better known, have greater financial resources, have established marketing relationships with leading online services and advertisers and have secured greater presence in distribution channels.

The Legal Environment in Which We Operate is Uncertain and Claims Against Us Could Cause Our Business to Suffer.

Our information retrieval services make copies of material available on the Internet and other networks and offer this material to end-users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or under other legal theories based on the nature, content, copying, dissemination, collection or use of these materials. It is also possible that if any information provided through our retrieval services contains errors, third parties could make claims against us for losses incurred in reliance on this information. Although we expect to carry general liability insurance, our insurance may not cover potential claims of this type or be inadequate to protect us from all liability that may be imposed.

There are Risks Associated With Providing Internet Information Retrieval Services.

We are required to provide information retrieval services in accordance with certain specifications as to the functionality and performance of the information retrieval results, the size of the Internet database maintained, the frequency of refreshing the retrieval query database, reliability of the service and retrieval response speeds. Our failure to perform in accordance with these specifications could result in the cancellation of customer contracts. We expect we will be required to expand the capacity of our existing Tempe, Arizona data center or add additional data center space to adequately provide service. These activities require highly specialized personnel and involve many difficult installation, tuning and optimization tasks, and will require us to expend substantial financial and management resources. We could experience difficulties and delays in expanding and stabilizing the cluster of workstations in our existing data center. As a result, there can be no assurance that we will be able to expand our infrastructure to meet any increased customer demand on a timely basis. We house our data centers at hosting facilities operated by independent third parties who take certain precautions to protect our equipment against damage from fire, earthquakes, floods, power and telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite such precautions, the occurrence of a natural disaster, terrorist activities or other unanticipated problems at our current and future data centers could result in interruptions in the search services provided by us. Such interruptions could result in reductions in, or terminations of, service provided to our customers, which could have a material adverse affect on our business, financial condition and results of operations.

We Rely on Our Intellectual Property Rights and May be Limited by the Intellectual Property Rights of Others.

Our success and ability to compete are substantially dependent upon internally developed software technology which we are developing in connection with the quepasa.com Web site and our search retrieval services. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Moreover, we may be unable to develop the performance based marketing portion of our search and retrieval business in the manner we seek due to the existence of certain patents which have been applied for by or issued to others who offer such search results to advertisers.

Risks Associated With New Versions of Software and New Products; Rapid Technological Change.

The markets for our quepasa.com Web site and our retrieval services are characterized by rapid technological change, frequent new product introductions, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by developing and introducing, on a timely basis, enhancements to the software we use to operate our Web site and control our retrieval inquiries. There can be no assurance that we will be successful in developing and marketing enhancements to our software that respond to technological change, evolving industry standards or customer requirements.

We Depend on Our Executive Officers and Senior Management.

We depend upon the continued contributions of our executive officers and senior management. We have employment agreements with these individuals, but we do not carry key person life insurance on any of their lives, except Mr. Peterson’s.

We May Need Additional Capital; Uncertainty of Additional Financing.

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

Our Stock Price is Highly Volatile.

In the past, our common stock price has been highly volatile. We believe that our market price will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. Our common stock trades on the Over-the-Counter Electronic Bulletin Board which makes it more difficult for investors to buy or sell our common stock.

Item 2. PROPERTIES

We lease 4,000 square feet of office space at our corporate headquarters at 410 N. 44th Street, Suite 450, Phoenix, AZ 85008, under a one-year lease which expires May 2004, for $7,000 per month. We also lease 3,500 square feet of office space in Sonora, Mexico, from which we operate our quepasa.com Web site, under a two-year lease which expires May 2004, for $2,000 per month. We locate the servers necessary to provide our search and retrieval services at the Limelight Networks facility in Tempe, Arizona, which is a third tier Data Center. We believe that our facilities are adequate for our current needs and that additional suitable space is available if required.

Item 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 1, 2004, there were approximately 7,100 holders of our common stock. Our common stock traded on the Nasdaq National Market under the symbol “PASA” from June 24, 1999 until January 18, 2001. Subsequently, our common stock has traded first on the Electronic Bulletin Board and then the Pink Sheets, also under the symbol “PASA.” On August 26, 2003, our common stock symbol was changed to “QPSA” and has traded on the Electronic Bulletin Board since that time.

The following table sets forth the high and low closing prices of our common stock for the calendar years indicated below.

	Stock Price
	High	Low
2003
First Quarter (1)	$0.60	$0.20
Second Quarter (1)	$0.60	$0.20
Third Quarter	$1.80	$0.65
Fourth Quarter	$1.85	$0.78

	Stock Price
	High	Low
2002
First Quarter (1)	$4.20	$1.20
Second Quarter (1)	$3.80	$0.20
Third Quarter (1)	$1.80	$0.80
Fourth Quarter (1)	$2.00	$0.40

(1)	On August 4, 2003, the shareholders of the Company approved to effect a reverse split of our Common Stock. The reverse split, as approved, combined our outstanding Common Stock on a 1 share for 20 shares basis.

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

During 2002 and 2003, we issued unregistered securities as set forth below:

1.	In September 2002, we issued 112,500 shares of common stock, valued at $127,000 in exchange for services, to certain employees pursuant to the terms of their employment agreements.

2.	In October 2002, we issued 37,500 shares of common stock, valued at $37,500, in exchange for professional services.

3.	In October 2002, we issued 500,000 shares of common stock, valued at $500,000 to acquire Vayala Corporation. In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase the Company’s common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,901, were issued in August 2003 and were related to the achievement of certain milestones as previously mentioned.

4.	In August 2003, we issued 525,000 share of common stock to certain employees of the Company as compensation for services valued at $763,000. However, 200,000 shares of the common stock issued were returned to the Company in December 2003.

5.	In August, September and December of 2003 we issued 400,000 shares of common stock for cash of $407,500 to three accredited private investors.

6.	In December 2003, we issued 33,000 shares of common stock upon conversion of $29,980 of convertible preferred stock issued in November 2002 and 55,000 shares of common stock upon conversion of $50,000 of convertible preferred stock issued in January 2003.

7.	From August 26, 2003 through December 31, 2003, we granted options to purchase 2,284,855 shares of common stock under our stock option plan with a weighted average exercise price of $1.51 per share. All of these options were outstanding as of December 31, 2003.

No underwriters were used in connection with these sales and issuances.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the years ended December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Management believes that the estimates and assumptions that are most important to the portrayal of quepasa’s financial condition and results of operations, in that they require management’s most difficult subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to quepasa. These critical accounting policies relate to revenue recognition including the ultimate collectibility of receivables, valuation and useful lives of long-lived assets, valuation of equity transactions such as the fair value assigned to common stock and warrants, and litigation. Revenue recognition resulting from sales of paid search advertising placement is discussed in Note 1 to our consolidated financial statements. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

Introduction to Results of Operations

Net Revenue

We have terminated operations under the business plan in place prior to the appointment of Jeffrey S. Peterson as chief executive officer in April 2002. We have initiated a new business model in 2002, as established by our new management, and are currently not yet generating significant revenue. Our ability to generate significant revenue in the future is contingent upon the completion and enhancements to our information retrieval software, management infrastructure and the direct marketing of the product to potential customers.

Advertising Revenue. In 2003, we derived our revenue from both the sale of advertisements and paid search advertisements where in 2002 we derived all of our net revenue from the sale of advertisements on our website which were received principally from advertising arrangements under which we received fixed fees for banners placed on our website for specified periods of time or for a specified number of delivered ad impressions.

Advertising revenue is recognized ratably based on the number of impressions displayed, provided that we would have no obligations remaining at the end of a period and collection of the resulting receivable was probable. Our obligations in 2002 included guarantees of a minimum number of impressions and in 2003, there were no minimum number of impressions required to fulfill our revenue obligations. To the extent that minimum guaranteed impressions were not met in 2002, we deferred recognition of the corresponding revenue until the remaining guaranteed impression levels were achieved. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

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

Operating Expenses

Our principal operating expenses consisted of:

•	product and content development expenses;

•	advertising and marketing expenses; and

•	selling, general and administrative expenses.

Product and Content Development Expenses. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, purchases of content and specific technology, particularly our search engine software, and telecommunications links access charges. We continued to reduce the products and content we provide as we reduce our operating expenses and conserve cash. As an example, we eliminated our web hosting services and radio quepasa in October 2003.

Advertising and Marketing Expenses. Our advertising and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising. In 2003, we have begun to reinvest in marketing and sales efforts as we move forward with our new business model.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, depreciation, general operating costs and corporate professional fee expenses, such as legal and accounting fees. As we move forward with our new business model, we will be increasing our selling and general operating expenses and we expect that future period expenses will be greater than those in 2003. However, because we operate as a public company, we anticipate that certain significant legal and accounting expenses will continue to grow in future periods.

Other Income (Expense). Other income (expense) consists primarily of interest earned, net of interest expense. We have invested our cash in money market funds, corporate bonds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk. Interest income will increase over time as proceeds are received from the sale of common and / or preferred stock and the anticipated return to positive cash flow generation later in 2004.

Results of Operations

2003 Compared to 2002

Our results of operations for the years ended December 31, 2003 and 2002 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $2,870,345 for the year ended December 31, 2003, compared to a net loss of $2,460,767 for the year ended December 31, 2002. During the year ended December 31, 2003, we focused on initiating the new business model including the management of our quepasa.com website by our newly formed Mexican subsidiary, quepasa.com de Mexico, and the development of our Internet information search and retrieval software through our acquisition of Vayala Corporation. At December 31, 2003, there were 35 employees. During 2002, we concentrated efforts in the discontinuance of our original business plan, and during the first quarter in particular, we were principally engaged in reducing our operating expenses across all areas of quepasa, and absorbing the impact of the downsizing of our workforce from 20 employees as of December 31, 2000 to 2 full-time employees and 2 part-time contractors as of December 31, 2001.

Net Revenue

We generated $5,774 of revenue related to our new business model in 2003 and in 2002 we did not generate any revenue related to our new business model. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our search and retrieval software. Gross and net revenue were $5,774 in 2003 and $20,089 in 2002. In 2003, our revenue was primarily generated from paid search results with one customer accounting for 44% of our revenue. This is not indicative of our expectations going forward, but more the result of early sales and marketing efforts with key accounts and low overall revenues for the year. During 2002, revenue was derived from two sources: (1) banner advertising arrangements under which we receive revenue based on cost per thousand ad impressions (CPM) or for ad campaigns that run for specified periods of time and (2) sponsorship agreements which allow advertisers to sponsor an area or receive sponsorship exclusivity on an area within our website. With the exception of Star Travel, representing 79% of gross revenue in 2002, no other single advertiser utilizing banner ads or sponsorship agreements amounted to over 10% of total gross revenue. Sponsor revenue is recognized ratably over the term of the agreement.

Operating Expenses

Product and Content Development Expenses. Our product and content development expenses increased to $89,278 in 2003 from $19,808 in 2002. The period-to-period increase was principally attributable to increasing our development staff, adding back strategic content partners to our web site. Our subsidiary quepasa.com de Mexico operates and manages our website.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $2,802,353 in 2003 from $2,491,726 in 2002. This increase is attributable to an increase in administrative personnel expenses to $1,508,300 in 2003 from $600,000 in 2002 and depreciation expense of $271,000 in 2003 from $33,000 in 2002. Professional fee expenses, including legal and accounting, decreased to $236,200 in 2003 from $550,000 in 2002. Partially offsetting these was a decrease in legal accruals and settlements to $1,500 in 2003 from $775,000 in 2002. The legal accruals settlements in 2002 relate to a $450,000 loss on our note receivable related to our termination of the merger with Great Western, a $275,000 settlement with stockholders related to legal action initiated against quepasa pertaining to alleged mismanagement of the original business plan and the Great Western merger plus a $100,500 accrual for the settlement of an outstanding payable for printing services from Merrill Communications, which was settled in October 2003 for $101,600. We believe we have the issues related to the prior management team behind us now and items such as above will not be recurring again. Please see the Risk Factors for more information on this subject.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense was $15,512 in 2003 and $30,678 in 2002. The gradual decline in the cash balance invested over the year resulted in lower interest income in 2003 than in 2002.

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the first half of 2004. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2003 and 2002, stating that our recurring losses, our inability to date to successfully execute our original business plan, the uncertainty of the successful application of the new business plan, among other things, raise substantial doubt about our ability to continue as a going concern.

At December 31, 2003, we had $38,000 in cash and cash equivalents compared to $1.3 million at December 31, 2002.

Net cash used in operating activities was $1,650,000 in 2003 as compared to $1,870,000 in 2002. In 2003, net cash used by operations consisted of a net loss of $2,870,345 offset by non-cash expenses of $271,000 in depreciation and amortization plus $871,000 in stock compensation expense. Net cash used by operations in 2002 consisted of the net loss of $2,461,000, which was offset in part by the loss on the Note Receivable from Great Western of $450,000, which did not require an outlay of cash during 2002.

Net cash used in investing activities was $107,000 in 2003 as compared to net cash provided by investing activities of $131,000 in 2002. The primary use of cash was for investments in capital equipment. In 2002, we acquired $215,000 in cash from our acquisition of Vayala Corporation. Partially offsetting this increase in 2002 was our purchase of property and equipment of $111,000.

Net cash provided by financing activities was $468,000 in 2003 as compared to $29,000 in 2002. In 2003 we received $50,000 from the issuance of preferred stock and $408,000 from the issuance of common stock. In 2002, we received $30,000 from the issuance of preferred stock under a private placement.

In January 2004, the Company signed a business advisory services agreement with an NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan. This bridge loan will earn interest at the rate of 18% per annum and includes the issuance of 25,000 shares of the company’s common stock. This bridge loan will be paid in full from the proceeds of a future financing through this investment banking firm, or no later than January 15, 2005.

In January 2004, the Company signed a second financial advisory services agreement with an NASD member firm. Through this agreement, the Company has obtained $595,400 from the sale of 458,000 shares of common stock. The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

We expect to continue to incur costs, particularly selling, general and administrative costs during 2004, and do not expect sufficient revenue to be realized to offset these costs for the first half of 2004. We believe that our cash on hand, proceeds from the issuance of common stock and preferred stock, and revenues generated from the completed information retrieval and management software products, will be sufficient to meet our working capital and capital expenditure needs through 2004. If sufficient revenues are not generated to meet our operating needs, we believe it will be necessary to raise additional capital. In the event revenues are insufficient and we are not able to raise capital, our ability to continue operations will be severely impacted and could have a significant adverse effect on our business and us.

Our accountants issued their independent auditors’ reports dated February 20, 2004 stating that quepasa has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial instruments with Characteristics of Both Liability and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

In January 2004 the FASB issued FASB Staff Position “(FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 is effective for interim or annual financial statements of fiscal year ending after December 7, 2003. The company does not expect this position to have a material impact on the company’s consolidated financial statements.

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

Item 6a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities in its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. As of December 31, 2003, a 10 basis point change in interest rates would have an immaterial effect to our consolidated financial statements.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

quepasa corporation and subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of quepasa corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of quepasa corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Ehrhardt Keefe Steiner & Hottman PC

February 20, 2004

Denver, Colorado

QUEPASA CORPORATION

Consolidated Balance Sheet

December 31, 2003
Assets
Current assets
Cash and cash equivalents	$37,942
Accounts receivable—other	23,331
Prepaid expenses	9,933

Total current assets	71,206

Non-current assets
Property and equipment, net	481,785
Deposits and other assets	25,919

Total non-current assets	507,704

Total assets	$578,910

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$71,838
Accrued liabilities	20,892
Deferred revenue	21,546
Short Term Debt	16,000
Current portion of long-term debt	6,512

Total current liabilities	136,788
Long-term debt, less current portion	15,575

Total liabilities	152,363

Commitments and contingencies

Stockholders’ equity
9.5% Convertible Preferred stock, no par value; authorized 5,000,000 shares; no shares issued and outstanding	—
Common stock, $0.001 par value; authorized 50,000,000 shares; 3,606,602 shares issued and outstanding	3,607
Additional paid-in capital	106,775,092
Accumulated deficit	(106,336,756)
Foreign currency translation adjustment	(15,396)

Total stockholders’ equity	426,547

Total liabilities and stockholders’ equity	$578,910

See notes to consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statements of Operations

	For the Years Ended December 31,
	2003	2002
Revenue	$5,774	$20,089

Operating expenses
Product and content development	89,278	19,808
General and administrative	2,802,353	2,491,726

Total operating expenses	2,891,631	2,511,534

Loss from operations	(2,885,857)	(2,491,445)

Other income (expense)
Interest expense	(2,984)	(512)
Interest income and other	18,496	31,190

Total other income (expense)	15,512	30,678

Net loss available to common stockholders	(2,870,345)	(2,460,767)
Deemed preferred stock dividend	(34,286)	—

Net loss after preferred stock dividend	(2,904,631)	(2,460,767)
Other comprehensive loss
Foreign currency translation adjustment	(3,720)	(11,676)

Comprehensive loss	$(2,908,351)	$(2,472,443)

Basic and diluted weighted average common shares outstanding	2,294,592	977,743

Basic and diluted loss per common share	$(1.25)	$(2.52)

See notes to consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2001	—	$—	888,165	$888	$104,471,142	$(100,971,358)	$—	$3,500,672
Issuance of stock in acquisition	—	—	500,000	500	499,500	—	—	500,000
Issuance of stock for services	—	—	37,500	37	37,463	—	—	37,500
Issuance of stock for compensation	—	—	112,500	113	126,887	—	—	127,000
Issuance of stock for cash	300	29,980	—	—	—	—	—	29,980
Transfer and cancellation of stock per legal settlements	—	—	(62,100)	(62)	62	—	—	—
Net loss	—	—	—	—	—	(2,460,767)	—	(2,460,767)
Foreign currency translation adjustment	—	—	—	—	—	—	(11,676)	(11,676)

Balance—December 31, 2002	300	$29,980	1,476,065	$1,476	$105,135,054	$(103,432,125)	$(11,676)	$1,722,709
Effect of reverse stock split	—	—	205	—	—	—	—	—
Issuance of stock and stock options in acquisition	—	—	1,317,332	1,318	247,778	—	—	249,096
Preferred Stock Dividend	—	—	—	—	34,286	(34,286)	—	—
Issuance of stock and stock options for compensation	—	—	525,000	525	870,782	—	—	871,307
Return and cancellation of stock from employees	—	—	(200,000)	(200)	200	—	—	—
Issuance of stock and warrants for cash	500	50,000	400,000	400	407,100	—	—	457,500
Conversion of preferred stock to common stock	(800)	(79,980)	88,000	88	79,892	—	—	—
Net loss	—	—	—	—	—	(2,870,345)	—	(2,870,345)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,720)	(3,720)

Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547

See notes to consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(2,870,345)	$(2,460,767)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	271,232	32,860
Issuance of common stock and options for compensation	871,307	127,000
Forgiveness of forgivable loans	11,000	24,000
Issuance of common stock for services	—	37,500
Loss on note receivable in legal settlement	—	450,000
Increase (decrease) in cash, net of acquisitions, resulting from changes in:
Accounts receivable	(22,462)	—
Prepaid expenses	236,047	5,529
Other receivables and other current assets	—	112,150
Other non-current assets	(6,932)	(5,887)
Accounts payable—trade	(124,004)	110,835
Accrued liabilities	(37,024)	(282,891)
Deferred revenue	21,546	(20,089)

Net cash used in operating activities	(1,649,635)	(1,869,760)

Cash flows from investing activities
Issuance of notes receivable	(11,000)	(24,000)
Collection of note receivable	—	50,000
Net cash received in acquisitions	—	215,342
Purchase of property and equipment	(96,429)	(110,602)

Net cash provided by (used in) investing activities	(107,429)	130,740

Cash flows from financing activities
Proceeds from issuance of preferred stock	50,000	29,980
Proceeds from issuance of common stock	407,500	—
Proceeds from short term note payable	16,000	—
Payments on notes payable	(5,366)	(839)
Minority interest stockholder	(48)	48

Net cash provided by financing activities	468,086	29,189

Foreign currency translation adjustment	(3,720)	(11,676)

Net decrease in cash	(1,292,698)	(1,721,507)
Cash and cash equivalents—beginning of year	1,330,640	3,052,147

Cash and cash equivalents—end of year	$37,942	$1,330,640

Interest Paid	$2,984	$512
Income Taxes Paid	$—	$—

(Continued on next page)

(Continued from the previous page)

Supplemental disclosure of non-cash activity:

In March 2003, the Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock.

In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software.

In August 2003, the Company issued 718,544 shares of common stock valued at $129,338, for options granted as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software.

In September 2003, the Company issued stock awards to certain employees and a director of the company in the amount of 525,000 shares of common stock, valued at $763,200. However, 200,000 shares of the common stock issued were returned to the Company and cancelled in December 2003.

In September 2003, the Company issued 45,455 common stock options valued at $75,001 to an employee in lieu of cash compensation pursuant to an employment agreement.

In December 2003, the Company issued 42,700 common stock options valued at $33,306 to an employee in lieu of cash compensation pursuant to an employment agreement.

In December 2003, the Company issued 33,000 shares of common stock upon conversion of $29,980 of convertible preferred stock issued in November 2002 and 55,000 shares of common stock upon conversion of $50,000 of convertible preferred stock issued in January 2003.

In October 2002, the Company issued 500,000 of its common shares with a value of $500,000 in exchange for all of the common stock of Vayala Corporation.

During 2002, the Company received back and canceled 1,242,000 shares of its stock, with a par value of $1,242 from certain stockholders pursuant to settlement agreements.

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements

QUEPASA CORPORATION

Note 1—Description of Business and Summary of Significant Accounting Policies

quepasa corporation, (the Company or quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a bilingual Internet portal and on-line community focused on the United States Hispanic market. The Company’s web site provides users with information centered around the Spanish language and offers traditional portal services including search and pay for placement capabilities. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

In August 2003 the Company’s stockholders approved a change in the Company’s name from quepasa.com, inc. to quepasa corporation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of quepasa corporation, and its subsidiaries, Vayala Corporation and quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation. All Vayala assets and liabilities have been transferred to quepasa corporation as of December 31, 2003.

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

During 2003 and 2002, one customer accounted for approximately 44% and 79% of gross revenue, respectively.

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

Revenue Recognition

From early 2001 through the first half of 2003, the Company limited marketing of its web site. In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. Minimal revenue has been generated from this new model as of December 31, 2003. The Company’s new revenue model is primarily predicated on providing fee-based private label information retrieval and management software technology. Customers generally make advance deposits, which is recorded as deferred revenue, for pay for placement services which is turned into revenue when an internet user clicks on a sponsored advertisement at the advertiser’s bid price. In order to generate revenue in the future, the Company must continue to develop and enhance its information retrieval and management infrastructure and direct marketing to customers who in turn provide information retrieval capabilities to their end users.

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

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was approximately $3,200 and $0 respectively.

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

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial instruments with Characteristics of Both Liability and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

In January 2004 the FASB issued FASB Staff Position “(FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 is effective for interim or annual financial statements of fiscal year ending after December 7, 2003. The company does not expect this position to have a material impact on the company’s consolidated financial statements.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaids and accounts payable approximated fair value as of December 31, 2003 and 2002 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2003 and 2002 because interest rates on these instruments approximate market interest rates.

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

	For the Years Ended December 31,
	2003	2002
Net loss—as reported	$(2,870,345)	$(2,460,767)
Net loss—pro forma	$(5,527,943)	$(2,460,767)

Basic loss per common share—as reported	$(1.25)	$(2.52)
Basic loss per common share—pro forma	$(2.41)	$(2.52)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2003	2002
Approximate risk free rate	4.5%	N/A
Average expected life	3 years	3 years
Dividend yield	0%	N/A
Volatility	276%	N/A
Estimated per share weighted average fair value of total options granted	$1.16	N/A

Note 2—Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $106.3 million through December 31, 2003.

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. No significant revenue has been generated from this new model as of December 31, 2003. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and paid link capabilities for advertisers. Because the Company intends to target online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. In order to generate significant revenue in the future, the Company must continue to enhance and make more robust its information retrieval and successfully direct marketing to potential advertising customers and distribution partners. In June 2003, the Company achieved certain performance milestones related to bringing the search and e-mail products of the Company’s software fully on-line and to the attainment of certain growth requirements for the Company’s search and e-mail databases. The Company intends to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is the Company’s intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

The Company expects to continue to incur costs, particularly general and administrative costs during 2004, and does not expect sufficient revenue to be realized to offset these costs until later in 2004. The Company believes it will be necessary to raise additional capital to continue it’s business plan into 2004. In the event the Company is not able to raise capital and generate sufficient revenue in 2004, it’s ability to continue operations will be severely impacted and will have a significant adverse effect on it’s business. Subsequent to December 31, 2003 through the date of this report, the Company has raised $845,400 in additional equity and debt financing.

Although management believes that the private label segment of the information retrieval market, which is still in the beginning of its anticipated growth curve, offers a model which provides for continued revenue growth and profitability. The Company’s ability to continue operations is dependent upon its ability to raise capital investments until it can generate enough revenue to offset future operating expenses.

Note 3—Acquisition of Vayala Corporation

On October 30, 2002, the Company acquired 100% of the outstanding common stock of Vayala Corporation for a purchase price of $500,000, consisting of 500,000 shares of the Company’s common stock valued at $1.00 per share. Vayala was engaged in the development of Internet information retrieval and management software technology products. Prior to the acquisition, Vayala was controlled by two officers/directors of the Company. In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase the Company’s common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,901, were issued in August 2003 and were related to the achievement of certain milestones as previously mentioned.

The acquisition has been accounted for using the purchase method. The purchase price was allocated to the net assets acquired based on their fair values as follows:

Cash	$215,342
Property and equipment	329,750
Deposits and other assets	13,100
Liabilities assumed	(58,192)

$500,000

The results of operations for Vayala for the two months ended December 31, 2002 are included in the accompanying consolidated statements of operations. The following table summarizes the unaudited pro forma results of the Company for the year ended December 31, 2002, giving effect to the acquisition as if it had occurred in August 2001, the date of inception for Vayala. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of 2002, nor is it necessarily indicative of future results.

Gross revenue	$44,700

Operating expenses	$3,102,356

Net loss	$(3,049,287)

Net loss per share, basic and diluted	$(3.20)

Note 5—Balance Sheet Disclosures

Property and equipment consist of the following at December 31, 2003:

Software	$489,449
Computer equipment	139,173
Vehicles	99,657
Office furniture and equipment	47,079
Other equipment	10,039

Subtotal cost	785,397
Less accumulated depreciation and amortization	(303,612)

Net property and equipment	$481,785

Accrued expenses consist of the following at December 31, 2003:

Payroll taxes	$11,568
Other accrued expenses	9,324

Total accrued expenses	$20,892

Note 6—Note Receivable

In October 2001, the Company loaned $500,000 to Great Western Land and Recreation, Inc. (Great Western), an entity with whom the Company had previously entered into a merger agreement. The loan bore interest at prime plus 1% and was due on the earlier of March 15, 2002 or termination of the merger agreement. On February 5, 2002, the Company announced the merger agreement had been terminated and that the note receivable became immediately due and payable. Great Western subsequently initiated a lawsuit in which it alleged, among other things, that the Company had breached the merger agreement and, as a result, Great Western is entitled to receive a $500,000 termination fee, and that the promissory note should be deemed paid in full.

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

Note 7 —Short Term Debt

At December 31, 2003, the Company borrowed $16,000 from an employee on a short-term basis payable on demand from a non-officer and a non-director of the company. This amount was repaid in full in January 2004 from the proceeds of a $250,000 bridge finance loan. (See Note 17.)

Note 8—Long-Term Debt

Long-term debt consists of the following at December 31, 2003:

Note payable to a financing company, due in monthly installments of $676 including principal and interest at 10.95% through February 2007, secured by a vehicle.	$22,087
Less current portion	(6,512)

$15,575

Maturities of long-term obligations are as follows:

Year Ending December 31,
2004	$6,512
2005	7,509
2006	1,554

$15,575

Note 9—Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating leases. Rent expense for these leases was:

Year Ended December 31,
2003	$95,971
2002	$46,151

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2004	$44,150

Employment Agreements

The Company has entered into employment and other agreements with all of its employees and all of its executive officers and non-employee directors. During 2003 and 2002, the Company satisfied all its obligations under these agreements. The agreements are for terms varying from one to two years with its employees and call for base salaries of no higher than $120,000, which is the salary for our chief executive officer.

Litigation

We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

In February 2003, the Company entered into a Settlement Agreement and Mutual Release that required the Company to pay $50,000 to a company that is a stockholder of the Company. The Company had originally filed a complaint in October 2002 against this company for intentional interference with business relationships. This company countered by filing a complaint against the Company for breach of fiduciary duties and defamation. Such settlement is accrued and included in general and administrative expenses for the year ended December 31, 2002.

The Company is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Note 10—Stockholders’ Equity

Common Stock Transactions

In September 2002, the Company issued 112,500 shares of common stock to certain employees pursuant to the terms in their employment agreements. The shares issued were valued at $127,000 based on the price of the Company’s stock at the date of issuance, and is included as compensation in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2002.

In October 2002, the Company issued 37,500 shares with a value of $37,500 in exchange for professional services.

During 2002, the Company received a total of 62,100 shares of its common stock previously held by others as follows: 30,000 shares from Telemundo in January 2002 and 32,100 shares from Great Western in October 2002. The stock was transferred back to the Company per legal settlements and was subsequently canceled.

In October 2002, the Company issued 500,000 shares of common stock, valued at $500,000 to acquire Vayala Corporation. In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In August 2003, the Company issued options, with an exercise price of $0.002 per share, and valued at $127,901, related to the achievement of these same milestones. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437, to the former stockholders of Vayala upon the exercise of the options.

In August 2003, the Company issued an additional 205 shares of common stock to current shareholders to reflect the shareholder approved reverse split on a one for 20 shares basis.

In August 2003, the Company issued 525,000 shares of common stock to certain employees of the Company as compensation for services valued at $763,000. For company performance reasons, 200,000 shares of the common stock issued were returned to the Company in December 2003.

In August, September and December of 2003 the Company issued a total of 300,000 shares of common stock for cash of $307,500 to three accredited private investors.

In December 2003, the Company issued 100,000 shares of common stock and 100,000 warrants to purchase shares of common stock at a price of $2.60 that expire on December 31, 2005 to an accredited investor for cash of $100,000. As a fee for the service of finding this accredited investor, the Company also issued warrants to an individual to purchase 100,000 shares of common stock at the price of $2.60 that expire on December 31, 2005.

In September and December, the Company issued a total of 88,155 options valued at $108,307 to purchase the common stock of the Company as compensation to an employee of the Company.

In December 2003, the Company issued 88,000 shares of common stock upon conversion of $79,980 of convertible preferred stock.

Private Placement—Preferred Stock

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, no par value, non-cumulative preferred stock at $100 per share under a Private Placement Memorandum. The preferred stock was convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. The Company received $29,980 in November 2002 for the issuance of 300 shares and $50,000 in January 2003 for the issuance of 500 shares, respectively, of preferred stock under this private placement. In December of 2003, all the preferred stock was converted into 88,000 shares of common stock. There is no preferred stock outstanding as of December 31, 2003.

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

Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant. Options granted under the plan vest one-third at the end of each of the three years of service following the grant date. The Board of Directors of the Company may waive the vesting requirements at its discretion. Except as noted, all stock options issued under the Plan are exercisable for a period of 7 to 10 years from the date of grant.

Stock-based compensation totaled $871,307 and $127,000 for the years ended December 31, 2003 and 2002, respectively, and is classified as selling, general and administrative expenses in the accompanying financial statements.

The following table presents the activity for options outstanding:

	Common Stock Options	Weighted Average Exercise Price
Outstanding—December 31, 2001	107,125	134.200
Granted	—	—
Forfeited/canceled	—	—
Exercised	—	—

Outstanding—December 31, 2002	107,125	$134.200
Granted	3,003,399	1.150
Forfeited/canceled	(105,250)	136.000
Exercised	(718,544)	0.002

Outstanding—December 31, 2003	2,286,730	$1.540

On August 4, 2003, the shareholders of the Company approved to effect a reverse split of our Common Stock. The reverse split, as approved, combined our outstanding Common Stock on a 1 share for 20 shares basis.

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.01 - $0.78	130,855	$0.26	6.9	130,855	$0.26
$1.40	200,000	$1.40	6.9	200,000	$1.40
$1.60 - $1.80	1,954,000	$1.61	6.7	1,799,000	$1.60
$30.00	1,875	$30.00	4.9	1,875	$30.00

Total—December 31, 2003	2,286,730	$1.54	6.4	2,131,730	$1.52

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

As of December 31, 2002, the Company had 20,000 outstanding warrants with a strike price of $396.00 per share held by Cruttenden Roth for the purchase of shares of the Company’s common stock. The Company accounted for the warrants as prepaid marketing services and a net entry to additional paid-in capital, respectively. The warrants were valued at $1.7 million on the date of grant using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk-free interest rate of 5.67%, expected volatility of 50%, and expected life of five years. These warrants expire on June 24, 2004.

In December 2003, the Company issued 200,000 warrants to purchase shares of common stock at the price of $2.60 that expire on December 31, 2005. (See Note 10 Common Stock Transactions)

Note 12—Income Taxes

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

At December 31, 2003, the Company had net operating losses of approximately $64,560,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating loss, which expires at various times starting in 2018, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	December 31,
	2003	2002
Net operating loss	$24,950,000	$23,970,000
Non-deductible expenses	—	—

Total deferred tax assets	24,950,000	23,970,000
Valuation allowance for deferred tax assets	(24,950,000)	(23,970,000)

Net deferred tax asset	$—	$—

Note 13—Loss Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2003	2002
Net loss	$(2,870,345)	$(2,460,767)

Basic earnings per share-weighted average shares	2,294,592	977,743

Basic and diluted loss per common share	$(1.25)	$(2.52)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation. Such anti-dilutive potential shares amounted to 2,506,730 and 127,125 at December 31, 2003 and 2002, respectively.

Note 14—Related Party Transactions

On March 22, 2001, the Company agreed to pay each of its non-employee directors a lump sum payment of $50,000, for prior and current service, upon the occurrence of a significant event, defined as a change of control or liquidation of the Company. The directors agreed not to accept the payment upon the election of new directors in April 2002.

On October 30, 2002, the Company acquired 100% of the outstanding common stock of Vayala Corporation for a purchase price of $500,000, consisting of 500,000 shares of the Company’s common stock valued at $1.00 per share. Vayala was engaged in the development of Internet information retrieval and management software technology products. Prior to the acquisition, Vayala was controlled by two officers/directors of the Company. In June 2003, the Company issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala. The issuance of such shares represents contingent consideration related to the achievement of certain performance milestones by Vayala as defined in the acquisition agreement between the Company and Vayala. The performance milestones achieved relate to bringing Vayala’s search and e-mail products fully on-line and to the attainment of certain growth requirements for search and e-mail databases. The value of these shares has been recorded as an increase to the software acquired in the original acquisition. In September 2003, the Company issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase the Company’s common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,901, were issued in August 2003 and were related to the achievement of certain milestones as previously mentioned.

During 2003 and 2002, the Company made forgivable loans to employees of the Company totaling $11,000 and $24,000 respectively, all of which were forgiven. There are currently no loans to any employee of the Company.

Note 15—Quarterly Financial Data—Unaudited

A summary of the quarterly data for the years ended December 31, 2003 and 2002 follows (in thousands, except net loss per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Revenue	$0	$0	$0	$6	$6
Operating expenses	$334	$471	$1,492	$595	$2,892
Loss from operations	$(334)	$(471)	$(1,492)	$(589)	$(2,886)
Net loss	$(359)	$(469)	$(1,489)	$(553)	$(2,870)
Net loss per share, basic and diluted	$(0.24)	$(0.29)	$(0.62)	$(0.10)	$(1.25)

2002
Revenue	$20	$0	$0	$0	$20
Operating expenses	$1,365	$444	$216	$486	$2,511
Loss from operations	$(1,345)	$(444)	$(216)	$(486)	$(2,491)
Net loss	$(1,326)	$(438)	$(213)	$(484)	$(2,461)
Net loss per share, basic and diluted	$(1.49)	$(0.49)	$(0.24)	$(0.30)	$(2.52)

Note 16—Business Segment Information

The Company conducts operations in the United States of America through the parent company, quepasa corporation, the Company’s Mexico-based subsidiary, quepasa.com de Mexico, which operates and manages the quepasa.com web site. The following presents segment information, by geographic area, for the Company for 2003 and 2002 (in thousands).

	United States	Mexico	Total
2003
Revenues	$6	$—	$6
Loss from operations	(2,620)	(266)	(2,886)
Other income (expense)	16	—	16
Net loss	$(2,604)	$(266)	$(2,870)
Depreciation and amortization	$252	$19	$271
Capital expenditures	$345	$—	$345
Identifiable assets at December 31, 2003	$506	$73	$579

2002
Revenues	$20	$—	$20
Loss from operations	(2,284)	(207)	(2,491)
Other income (expense)	30	—	30
Net loss	$(2,254)	$(207)	$(2,461)
Depreciation and amortization	$27	$6	$33
Capital expenditures	$356	$84	$440
Identifiable assets at December 31, 2002	$1,910	$94	$2,004

Note 17—Subsequent Events

In January 2004, the Company signed a business advisory services agreement with an NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan. This bridge loan will earn interest at the rate of 18% per annum and includes the issuance of 25,000 shares of the company’s common stock. This bridge loan will be paid in full from the proceeds of a future financing through this investment banking firm, or no later than January 15, 2005.

In January 2004, the Company signed a second financial advisory services agreement with an NASD member firm. Through this agreement, the Company has obtained $595,400 from the sale of 458,000 shares of common stock. The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

In January 2004, the Company repaid the short-term loan to an employee of $16,000. See Note 6, Short Term Debt.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8a. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement under the heading “Additional Information – Executive Officers,” and “Election of Directors” is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the heading “Additional Information – Summary Compensation Table,” is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement under the heading “Additional Information - Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

(1) Index to Financial Statements

The financial statements included in Part II, Item 7 of this document are filed as part of this report.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this report. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related

(b) No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) Exhibits:

Exhibit Number	Description of Document

3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant, as amended(1)

4.01	1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements(1)

23.01	Consent of Ehrhardt Keefe Steiner & Hottman PC*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-74201).
*	Included Herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of quepasa corporation’s annual financial statements and for the review of financial statements included in 10-Q and 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $51,071 and $61,643 for the years ended December 31, 2003 and December 31, 2002 respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of quepasa corporation’s financial statements that are not reported above were $950 for the year ended December 2002 and consisted of reviewing the Company’s annual proxy statement. The fees related to the year ended December 31, 2003 of $650 were for general accounting and consulting services.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for the year ended December 2002 and $10,488 for the year ended December 31, 2003.

All Other Fees

The other aggregate fees billed for the years ended December 31, 2003 and December 31, 2002 were $12,790 and $3,300 respectively. These fees were for related to the filing of a registration statement, merger and acquisition activity and general consulting work for new accounting regulations and their application for the Company.

QUEPASA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on March 10, 2004.

quepasa corporation

/s/ Jeffrey S. Peterson

Jeffrey S. Peterson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Jeffrey S. Peterson Jeffrey S. Peterson	Chairman of the Board of Directors, Chief Executive Officer	March 10, 2004

/s/ John T. Kurtzweil John T. Kurtzweil	Interim Chief Financial Officer	March 10, 2004

/s/ Michael D. Silberman Michael D. Silberman	Director	March 10, 2004

/s/ Brian Lu Brian Lu	Director	March 10, 2004

/s/ David Hansen David Hansen	Chief Technical Officer Director	March 10, 2004

/s/ Fernando Ascencio Fernando Ascencio	President	March 10, 2004

S-1