Form 10QSB
period 2004-03-31
QUEPASA CORP
filed 2004-05-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25565

QUEPASA CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-0879433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 450

Phoenix, AZ 85008

(Address of principal executive offices)

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock as of May 7, 2004 was 4,489,333 shares.

Transitional Small Business Disclosure Format (Check one):    Yes   ☐    No  ☒

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$503,973	$37,942
Accounts receivable - trade	17,600	—
Accounts receivable - other	17,938	23,331
Prepaid expenses and other current assets	29,681	9,933

Total current assets	569,192	71,206

NON-CURRENT ASSETS:
Property and equipment - net	390,877	481,785
Deposits and other assets	25,039	25,919

Total noncurrent assets	415,916	507,704

TOTAL	$985,108	$578,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$52,828	$71,838
Accrued liabilities	43,003	20,892
Short-term borrowings, net	199,326	16,000
Deferred revenue	136,351	21,546
Preferred stock subscriptions held in escrow	87,500	—
Current portion of long-term debt	6,919	6,512

Total current liabilities	525,927	136,788
LONG-TERM DEBT - net of current portion	13,236	15,575

Total liabilities	539,163	152,363

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 200,000 shares;
no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 4,089,602 shares (March 31, 2004) and 3,606,602 (December 31, 2003)	4,090	3,607
Additional paid-in capital	107,454,901	106,775,092
Accumulated deficit	(106,993,317)	(106,336,756)
Foreign currency translation adjustment	(19,729)	(15,396)

Total stockholders’ equity	445,945	426,547

Total liabilities and stockholders’ equity	$985,108	$578,910

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
REVENUES	$23,865	$—

OPERATING COSTS AND EXPENSES:
Sales and marketing expenses	99,959	14,113
Product and content development expenses	33,250	4,916
General and administrative	432,207	272,156
Depreciation and amortization	96,116	42,969

	661,532	334,154

LOSS FROM OPERATIONS	(637,667)	(334,154)

OTHER INCOME (EXPENSE):
Interest income and other	3,371	10,409
Interest expense	(22,265)	(1,213)

TOTAL OTHER INCOME (EXPENSE)	(18,894)	9,196

NET LOSS	(656,561)	(324,958)
Deemed preferred stock dividend	—	(34,286)

Net loss attributable to common stockholders	$(656,561)	$(359,244)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.17)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	3,790,654	1,476,065

NET LOSS	$(656,561)	$(324,958)
Foreign currency translation adjustment	(4,333)	(4,556)

COMPREHENSIVE LOSS	$(660,894)	$(329,514)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(656,561)	$(324,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,116	42,969
Amortization of discount on note payable	13,326	—
Warrants issued for professional services	49,427	—
Issuance of common stock options for compensation	26,000	—
Change in assets and liabilities:
Receivables	(12,207)	(328)
Prepaid expenses and other assets	924	51,281
Accounts payable and accrued liabilities	3,101	(25,552)
Deferred revenue	114,805	—
Legal settlement accrual	—	(50,000)

Net cash used in operating activities	(365,069)	(306,588)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(15,081)

Net cash used in investing activities	—	(15,081)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	50,000
Proceeds from issuance of common stock, net of commissions of $54,535	540,865	—
Proceeds from issuance of notes payable, net of commissions of $25,000	225,000	—
Proceeds from preferred stock subscriptions	87,500	—
Payments on notes payable	(17,932)	(2,165)

Net cash provided by financing activities	835,433	47,835

Foreign currency translation adjustment	(4,333)	(9,374)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	466,031	(283,208)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,942	1,330,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$503,973	$1,047,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$589	$1,213
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the quarter ended March 31, 2004, the Company had the following transactions:

The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

The Company granted 20,000 common stock options valued at $26,000 to an employee.

The Company issued 50,000 warrants valued at $49,427 for professional business advisory services.

During the quarter ended March 31, 2003, the Company had the following transactions:

The Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, (the Company or Quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet Portal with a proprietary search engine targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users unique search engine capabilities and pay-per-placement marketing applications as well as traditional portal services centered around the Spanish market. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions.

For the three months ended March 31, 2004, three customers made up 85% of revenue for the period.

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

Revenue Recognition

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. During the last quarter of 2003 the Company began to generate revenue under this new business model. Additional revenue growth has been generated during the quarter ended March 31, 2004

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Revenue is primarily generated from pay-for-performance advertisements and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred.

Customers generally make advance deposits, which are recorded as deferred revenue, for pay-for-placement services which are recorded as revenue when an internet user clicks on a sponsored advertisement at the advertiser’s set price. Advertisers pay only when a click-through occurs on the advertiser’s search listing. Advertisers may see the prices of other advertisers on their keywords, enabling the advertiser to determine his or her own price necessary to achieve a desired ranking, which instills competition among advertisers and promotes greater relevance for consumers. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Note 2 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2003, plus other SEC filings made by the Company from time to time.

Note 3 – Liquidity

To date, the Company’s expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company’s independent accountants issued their auditors’ report on the financial statements for the years ended December 31, 2002 and 2003 dated February 20, 2004, stating that the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and paid link capabilities for advertisers. Because the Company intends to target online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. In order to generate significant revenue in the future, the Company must continue to enhance and make more robust its information retrieval and successfully direct marketing to potential advertising customers and distribution partners. In June 2003, the Company achieved certain performance milestones related to bringing the proprietary search technology and e-mail products of the Company’s software fully on-line and to the attainment of certain growth requirements for the Company’s search and e-mail databases. The Company intends to price the retrieval and information technology services at a price below the price currently being charged by larger information retrieval companies. It is the Company’s intention for the software to include a database that will permit more display page depth and will also permit the search and indexing of new data simultaneously.

In January 2004, the Company signed a business advisory services agreement with a NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan. This bridge loan bears interest at the rate of 18% per annum and includes the issuance of 25,000 shares of the company’s common stock. In April 2004, this bridge loan was paid in full from the proceeds of the financing from the offering of preferred stock under a private placement memorandum (PPM) through this investment banking firm. The Company has received $827,500 from subscriptions for preferred stock under the PPM through May 7, 2004.

In January 2004, the Company signed a financial advisory services agreement with a second NASD member firm. Through this agreement, the Company has obtained $961,350 from the sale of 739,500 shares of common stock through May 7, 2004. The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

Additionally, the Company has obtained $153,700 from the issuance of 118,231 shares of common stock to accredited investors as of May 7, 2004.

The Company expects to continue to incur costs, particularly sales and marketing, general and administrative, and development costs during 2004, and does not expect sufficient revenue to be realized to offset these costs until later in 2004. The Company believes that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

Note 4 – Short Term Debt

In January 2004, under a business advisory agreement, the Company obtained financing in the form of bridge loans of $250,000, with interest at 18%, and with a maturity date of January 15, 2005. As additional consideration for the loans, the Company issued 25,000 shares of common stock valued at $64,000, which has been recorded as a discount to the notes payable. During the three months ended March 31, 2004, the Company recorded $13,326 of amortization of the discount on these notes payable.

The Company paid $25,000 to the business advisor as a commission for the acquisitions of the bridge loans. Such commissions have been recorded as Loan Fees and are included in Prepaid Expenses and Other Current Assets on the accompanying balance sheet. The Company recorded $5,208 in amortization of these loan fees for the three months ended March 31, 2004.

In April 2004, the Company repaid the entire balance due on the bridge loans from proceeds received from the private offering of its preferred stock (see Note 5).

Note 5 – Stockholders’ Equity

Common Stock Transactions

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Investment Banker/Financial Advisor Agreement with a proposed closing date of April 9, 2004. During the three months ended March 31, 2004, the Company issued 419,500 shares of common stock under this agreement for proceeds of $490,815, net of commissions of $54,535. Subsequent to March 31, 2004, the Company issued an additional 320,000 shares for cash of $416,000 under this agreement. In addition, the Company issued 38,500 shares for cash of $50,050 during the three months ended March 31, 2004 and 79,731 shares for cash of $103,650 subsequent to quarter end to accredited private investors. The Company issued 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable (see Note 4). The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company granted 140,000 stock options during the three months ended March 31, 2004, which expire at various times between January and March 2011. Stock-based compensation totaled $26,000 and $0 for the three months ended March 31, 2004 and 2003, respectively, and is classified as general and administrative expenses in the accompanying financial statements.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows (retroactively adjusted for 1 for 20 reverse stock split):

	For the 3 months Ended March 31,
	2004	2003
Net loss – as reported	$(656,561)	$(324,958)
Net loss – pro forma	$(904,894)	$(324,958)
Basic loss per common share – as reported	$(.17)	$(.22)
Basic loss per common share – pro forma	$(.24)	$(.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the 3 months Ended March 31,
	2004	2003
Approximate risk free rate	4.5%	N/A
Average expected life	3 years	3 years
Dividend yield	0%	N/A
Volatility	274%	N/A
Estimated per share weighted average fair value of total options granted	$1.22	N/A

Warrants

As compensation for general business advisory services under the Investment Banking/Financial Advisory Agreement described above, the Company has issued two 25,000 warrant packages valued at $49,427 in total during the three months ended March 31, 2004. The Company has accounted for the warrants as professional services and are included in general and administrative expenses. The Company issued an additional 25,000 warrants, valued at $22,818 in April 2004 as further compensation. The warrants are for the purchase of common stock and are exercisable for two years at prices of $1.50, $2.00 and $2.50 and expire ratably in February, March and April 2006, respectively. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 154%, and expected life of two years.

Private Placement – Preferred Stock

In February 2004, the Company initiated an offering of up to $2,000,000 of its 10% convertible redeemable, no par value, Series A preferred stock at $100 per share under a Private Placement Memorandum. Under the offering, all funds received from subscriptions to the preferred stock were to be placed in an escrow account until $300,000 in subscriptions were received. The offering terminates no later than May 30, 2004.

As of March 31, 2004, the Company had received $87,500 for subscriptions to 875 shares of preferred stock, all of which has been recorded as a liability on the accompanying balance sheet.

Subsequent to March 31, 2004, the Company received an additional $740,000 for subscriptions to 7,400 shares of preferred stock. As a result of surpassing $300,000 in subscriptions, all funds held in escrow were released to the Company in April 2004.

Note 6 – Commitments and Contingencies

Litigation

The Company is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. The Company may in the future be party to litigation arising in the course of its business, including claims that the Company allegedly infringes third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Commitments

In April 2004, the Company elected to keep open the private placement for common stock under the Investment Banker/Financial Advisor Agreement. As a result, the Company is committed to issuing an additional aggregate amount of 33,975 shares of the Company’s common stock to all subscribers in place under the private placement as of April 9, 2004.

Note 7 – Subsequent Events

The Company incurred an obligation effective May 5, 2004 to issue 62,000 shares of common stock at $.01 and 125,000 warrants for the Company’s common stock at an exercise price of $2.00 per share, expiring in May 2006, for general business advisory services performed by the business advisor who also assisted with the bridge loan and the offering of preferred stock.

In April 2004, the Company signed a letter of intent to lease new office space for a period of one year. As of this date, the Company is still in negotiations for its new office space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, our proposed merger transaction, our potential liquidation plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,”

“will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the first half of 2004. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2003 and 2002, stating that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern.

At March 31, 2004, we had $504 thousand in cash and cash equivalents compared to $38 thousand at December 31, 2003. Net working capital increased to $43 thousand at March 31, 2004 from a deficit of $66 thousand at December 31, 2003. This increase in working capital is due to the capital raised during the three months ended March 31, 2004.

Net cash used in operating activities was $365 thousand for the three months ended March 31, 2004 as compared to $306 thousand for the three months ended March 31, 2003. For the three months ended March 31, 2004, net cash used by operations consisted of a net loss of $657 thousand offset by non-cash expenses of $96 thousand in depreciation and amortization plus $26 thousand in stock compensation expense, $13 thousand in amortization of discount on notes payable, and $49 thousand in warrants issued for professional services. Net cash used by operations for the three months ended March 31, 2003 consisted of the net loss of $325 thousand, which was offset by non-cash expenses of $43 thousand in depreciation and amortization.

Net cash used in investing activities was $0 for the three months ended March 31, 2004 as compared to net cash used by investing activities of $15 thousand for the three months ended March 31, 2003. The primary use of cash for the three months ended March 31, 2003 was for investments in capital equipment.

Net cash provided by financing activities was $835 thousand for the three months ended March 31, 2004 as compared to $48 thousand for the three months ended March 31, 2003. In the quarter ended March 31, 2004, we received $541 thousand, net of commissions, from the issuance of common stock and $225 thousand, net of commissions, from the issuance of notes payable. In the three months ended March 31, 2003, we received $50 thousand from the issuance of preferred stock under a private placement.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

In January 2004, the Company signed a business advisory services agreement with an NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan. This bridge loan bears interest at the rate of 18% per annum and includes an aggregate issuance of 25,000 shares of the company’s common stock. This bridge loan was paid in full from the proceeds of financing through this investment banking firm in April 2004.

In January 2004, the Company signed a financial advisory services agreement with a second NASD member firm. Through this agreement, the Company has obtained $595,400 from the sale of 458,000 shares of common stock through March 31, 2004. The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

Company Overview

Quepasa Corporation is a leading Spanish/English language Internet Portal with proprietary search engine technology targeting the U.S. Hispanic and Latin American markets. We are focused on providing users unique search engine capabilities while providing advertisers with a high return on their investment. Our strategy currently includes the following initiatives to generate sales and profit growth:

•	Market Share Expansion – We seek to use our competitive advantages to expand market share by investing in new equipment and technology.

•	New Business Model – Concentration on performance-based marketing activities to provide competitive advantages to advertisers.

•	Focus on U.S. Hispanic Market – We feel that we are uniquely positioned to utilize our global brand to tap into the significant Hispanic consumer population.

Revenue is primarily generated from pay-for-performance advertisements and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

The Company records deferred revenue from the advance advertising funds received from advertisers. As of the date of the filing of this report the Company has received $207 thousand in advance advertising funds from approximately 550 advertisers. During the quarter ended March 31, 2004, the Company was processing less than 2 million queries per day. Subsequent to the month ended March 31, 2004, the Company is processing over 19 million queries per day. As this trend continues to expand, we intend to invest the capital resources necessary in order meet the demand of the Internet traffic we are delivering to our advertisers.

The Company has obtained gross proceeds of $2 million, as of the filing date, from our equity financing agreements signed in January 2004. The Company believes that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

Our operating expenses mainly consist of Sales and Marketing, Product and Content Development, and General and Administrative expenses.

Results of Operations

Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003

For the three months ended March 31, 2004 the net loss attributable to common stockholders was $657 thousand compared to a net loss of $325 thousand for the three months ended March 31, 2003. The increased loss was attributable to the increase in resources associated with the new business model including the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Revenues

For the three months ended March 31, 2004, the new business model generated revenues of $23,865 compared to $0 in revenue for the three months ended March 31, 2003. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our proprietary search and retrieval software. For the three months ended March 31, 2004, our revenue was primarily generated from two principal sources: the sale of advertising on our web site, and revenue earned from “pay-for-performance” insertion of results into our search engine based on proprietary technologies.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended March 31, 2004 and 2003, advertising revenue accounted for approximately 83% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended March 31, 2004 and 2003, pay-for-placement revenue accounted for approximately 17% and 0% of total revenue, respectively.

Operating Expenses

Our principal operating expenses are, or have been: Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended March 31, 2004 were $662 thousand, an increase of $328 thousand or 98% from the three months ended March 31, 2003.

Sales and Marketing Expenses. Our Sales and marketing expense increased to $100 thousand in the three months ended March 31, 2004 from $14 thousand for the three months ended March 31, 2003. This increase is attributable to an increase in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $33 thousand in the three months ended March 31, 2004 from $5 thousand in the three months ended March 31, 2003. The period-to-period increase was principally attributable to increasing our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services.

General and Administrative Expenses. Our general and administrative expenses increased to $432 thousand in the three months ended March 31, 2004 from $272 thousand in the three months ended March 31, 2003. This increase is principally attributable to the increase in professional fees to $128 thousand for the three months ended March 31, 2004 from $59 thousand for the three months ended March 31, 2003. Additionally, all payroll related taxes are recorded as general and administrative expense.

Depreciation and Amortization Expense. Our depreciation and amortization expenses increased to $96 thousand in the three months ended March 31, 2004 from $43 thousand for the three months ended March 31, 2003. This increase is attributable to the increase in basis in the proprietary software during the third quarter of 2003.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense was ($19) thousand in the three months ended March 31, 2004 and $9 thousand in the three months ended March 31, 2003. The increased expense is mainly attributable to $13 thousand in amortization of discount on bridge loans and $9 thousand in accrued interest on the bridge loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

QUEPASA CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Investment Banker/Financial Advisor Agreement with a proposed closing date of April 9, 2004. In the three months ended March 31, 2004, the Company issued 419,500 shares of common stock under this agreement for proceeds of $490,815, net of commissions of $54,535. Subsequent to March 31, 2004, the Company issued an additional 320,000 shares for cash of $416,000 under this agreement. In addition, the Company issued 38,500 shares for cash of $50,050 during the three months ended March 31, 2004 and 79,321 shares for cash of $103,650 subsequent to quarter end to accredited private investors. The Company issued 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable. The sale of these securities have not been registered under the Securities Act of 1933 (the “Act”) and are “restricted securities” as that term is defined in Rule 144 under the Act.

During the three months ended March 31, 2004, the Company issued two 25,000 warrant packages valued at $49,427. The Company has accounted for the warrants as professional services and are included in general and administrative expenses. The Company issued an additional 25,000 warrants, valued at $22,818 in April 2004 as further compensation. The warrants expire ratably between February and April 2006.

The Company granted 140,000 stock options during the three months ended March 31, 2004, which expire at various times between January and March 2011. Stock-based compensation totaled $26,000 during the three months ended March 31, 2004, and is classified as general and administrative expenses in the accompanying financial statements.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Investment Banker/Financial Advisor Agreement with Grant Bettingen, dated January 16, 2004
99.2	Bridge Loan Agreement between Quepasa Corporation and Newbridge Securities, dated January 2004

(b) Reports on Form 8-K.

On February 11, 2004, we furnished a report on Form 8-K announcing Fernando Ascencio as President of Quepasa Corporation.

On March 15, 2004, we furnished a report on Form 8-K naming Charles B. Mathews as interim Chief Financial Officer.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 14, 2004.

Quepasa Corporation

By:	/s/ Jeffrey S. Peterson
Name:	Jeffrey S. Peterson
Title:	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Interim Chief Financial Officer (Principal Financial Officer)