Form 10QSB
period 2004-06-30
QUEPASA CORP
filed 2004-08-13
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock as of July 31, 2004 was 4,556,063 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

QUEPASA CORPORATION AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2004 and 2003	2

	Condensed Consolidated Statement of Stockholders’ Equity	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Changes in Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submissions of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-99.1

EX-99.2

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$982,036	$37,942
Accounts receivable - trade	15,540	—
Accounts receivable - other	13,684	23,331
Prepaid expenses and other current assets	5,230	9,933

Total current assets	1,016,490	71,206

NON-CURRENT ASSETS:
Property and equipment - net	369,161	481,785
Deposits and other assets	25,131	25,919

Total noncurrent assets	394,292	507,704

TOTAL	$1,410,782	$578,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,540	$71,838
Accrued and other current liabilities	84,614	20,892
Dividends payable	14,913	—
Short-term borrowings, net	—	16,000
Deferred revenue	223,498	21,546
Current portion of long-term debt	7,231	6,512

Total current liabilities	413,796	136,788
LONG-TERM DEBT - net of current portion	32,585	15,575

Total liabilities	446,381	152,363

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; 11,321 shares issued and outstanding at June 30, 2004 (liquidation preference of $1,016,255)	1,016,255	—
Common stock, $.001 par value; authorized 50,000,000 shares; 4,556,063 and 3,606,602 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	4,557	3,607
Additional paid-in capital	108,101,979	106,775,092
Accumulated deficit	(108,127,172)	(106,336,756)
Foreign currency translation adjustment	(31,218)	(15,396)

Total stockholders’ equity	964,401	426,547

Total liabilities and stockholders’ equity	$1,410,782	$578,910

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
REVENUES	$127,803	$—	$103,938	$—

OPERATING COSTS AND EXPENSES:
Sales and marketing expenses	295,342	27,692	195,383	13,579
Product and content development expenses	100,591	48,454	67,341	43,538
General and administrative	1,226,141	636,052	793,934	363,896
Depreciation and amortization	209,812	92,585	113,696	49,616

	1,831,886	804,783	1,170,354	470,629

LOSS FROM OPERATIONS	(1,704,083)	(804,783)	(1,066,416)	(470,629)

OTHER INCOME (EXPENSE):
Interest income and other	5,529	12,288	2,158	1,879
Interest expense	(76,949)	(1,701)	(54,684)	(488)

TOTAL OTHER INCOME (EXPENSE)	(71,420)	10,587	(52,526)	1,391

NET LOSS	(1,775,503)	(794,196)	(1,118,942)	(469,238)
Accrued preferred stock dividends	(14,913)	—	(14,913)	—
Deemed preferred stock dividend	—	(34,286)	—	—

Net loss attributable to common stockholders	$(1,790,416)	$(828,482)	$(1,133,855)	$(469,238)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.43)	$(0.54)	$(0.25)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	4,138,818	1,545,537	4,484,889	1,614,246

NET LOSS	$(1,790,416)	$(794,196)	$(1,133,855)	$(469,238)
Foreign currency translation adjustment	(15,822)	(221)	(11,489)	4,335

COMPREHENSIVE LOSS	$(1,806,238)	$(794,417)	$(1,145,344)	$(464,903)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Issuance of common stock for cash, net of offering costs of $96,135	—	—	857,231	857	1,017,408	—	—	1,018,265
Issuance of common stock for services	—	—	62,500	63	118,687	—	—	118,750
Issuance of preferred stock for cash, net of offering costs of $82,875	6,475	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	256,396	—	—	256,396
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Exchange of common for preferred	2,346	234,130	(180,100)	(180)	(233,950)	—	—	—
Issuance of stock options for compensation	—	—	—		26,000	—	—	26,000
Exercise of common stock options	—	—	150,855	151	34,237	—	—	34,388
Foreign currency translation adjustment	—	—	—	—	—	—	(15,822)	(15,822)
Accrued dividends to preferred stockholders	—	—	—	—	—	(14,913)	—	(14,913)
Net loss	—	—	—	—	—	(1,775,503)	—	(1,775,503)

Balance—June 30, 2004	11,321	$1,016,255	4,556,063	$4,557	$108,101,979	$(108,127,172)	$(31,218)	$964,401

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(1,775,503)	$(794,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,812	92,585
Amortization of discount on note payable	64,000	—
Warrants issued for professional services	256,396	—
Issuance of additional common shares required in offering	44,168	—
Issuance of common stock for professional services	118,750	—
Issuance of common stock options for compensation	26,000	—
Change in assets and liabilities:
Receivables	(5,893)	—
Prepaid expenses and other assets	5,491	61,963
Accounts payable and other current liabilities	75,424	49,122
Deferred revenue	201,952	—
Legal settlement accrual	—	(50,000)

Net cash used in operating activities	(779,403)	(640,526)

INVESTING ACTIVITIES:
Purchases of property and equipment	(52,804)	(35,062)

Net cash used in investing activities	(52,804)	(35,062)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of commissions of $115,375	532,125	50,000
Proceeds from issuance of common stock, net of commissions of $96,135	1,052,653	—
Proceeds from issuance of notes payable, net of commissions of $25,000	225,000	—
Payments on notes payable	(17,655)	(3,059)

Net cash provided by financing activities	1,792,123	46,941

Foreign currency translation adjustment	(15,822)	(1,122)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	944,094	(629,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,942	1,330,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$982,036	$700,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$849	$1,701
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the six months ended June 30, 2004, the Company had the following transactions:

•	The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

•	The Company granted 20,000 common stock options valued at $26,000 to an employee.

•	The Company issued 200,000 warrants valued at $256,396 for professional business advisory services.

•	The Company issued 33,975 common shares valued at $44,168 related to a private placement.

•	The Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services.

•	The Company issued 2,500 shares of preferred stock as payoff of outstanding bridge loans of $250,000.

•	Certain stockholders exchanged 180,100 common shares valued at $234,130 for 2,346 preferred shares.

•	The Company has recorded accrued dividends of $14,913 which are unpaid at June 30, 2004.

•	The Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash. The following details Non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

During the six months ended June 30, 2003, the Company had the following transactions:

•	The Company recorded a preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock.

•	The Company issued 598,788 shares of common stock, valued at $119,758, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to property and equipment.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, (the Company or Quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet Portal with a proprietary search engine targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users unique search engine capabilities and pay-per-performance marketing applications as well as traditional portal services centered around the Spanish market. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places their temporary cash investments with what management believes are high-credit, quality financial institutions.

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

Revenue Recognition

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. During the last quarter of 2003, the Company began to generate revenue under this new business model. Additional revenue growth has been generated during the six months ended June 30, 2004.

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

Revenue is primarily generated from pay-for-performance search advertisements and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred.

Customers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Note 2 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2003, plus other SEC filings made by the Company from time to time.

Note 3 – Liquidity

To date, the Company’s expenses have significantly exceeded revenue and there is no assurance that the Company will earn profits in the future. The Company’s independent accountants issued their auditors’ report on the financial statements for the years ended December 31, 2003 and 2002 dated February 20, 2004, stating that the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

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

In January 2004, the Company signed a business advisory services agreement with a NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan. This bridge loan bears interest at the rate of 18% per annum and includes the issuance of 25,000 shares of the company’s common stock. In April 2004, this bridge loan was paid in full through the issuance of preferred stock to the bridge loan holders under a private placement memorandum (PPM) through this investment banking firm. The Company has received $782,125, net of offering costs of $115,375, from the sale of 8,975 shares of preferred stock under this PPM during the six months ended June 30, 2004.

In January 2004, the Company signed a financial advisory services agreement with a second NASD member firm. Through this agreement, the Company has obtained $865,215, net of offering costs of $96,135, from the sale of 739,500 shares of common stock as of June 30, 2004.

Additionally, during the six months ended June 30, 2004 the Company has obtained $153,050 from the issuance of 117,731 shares of common stock to accredited investors, not involving placement agents.

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

Note 4 – Debt

In January 2004, under a business advisory agreement, the Company obtained financing in the form of bridge loans of $250,000, with interest at 18%, and with a maturity date of January 15, 2005. The Company paid $25,000 to the business advisor as a commission for the acquisition of the bridge loan which was recorded as an asset “Loan Fees”. As additional consideration for the loans, the Company issued 25,000 shares of common stock valued at $64,000, which was recorded as a discount to the notes payable. In April 2004, the Company repaid the entire balance due on the bridge loans through the issuance of its preferred stock (see Note 5). Because of the full payoff of the loans, the Company has recorded $25,000 in amortization of the loan fees and $64,000 of the amortization of discount to the notes payable during the six months ended June 30, 2004.

In May 2004, the Company acquired certain capital equipment that included financing of $40,975, bearing interest at 6.5% with monthly installments of $804 through May 2009.

Note 5 – Stockholders’ Equity

On June 21, 2004, the Company filed a Registration Statement under the Securities Act of 1933 for an aggregate of 2,515,096 shares of common stock for sale, comprised of 651,231 shares of common stock, 1,463,865 shares of common stock issuable upon conversion of preferred stock and 400,000 shares of common stock issuable upon exercise of common stock warrants. On July 6, 2004 the Registration Statement was declared effective by the Securities and Exchange Commission.

Common Stock Transactions

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Financial Advisory Services Agreement with a proposed closing date of April 9, 2004. During the six months ended June 30, 2004, the Company issued 739,500 shares of common stock under this agreement for proceeds of $865,215, net of commissions of $96,135.

In April 2004, the Company elected to keep open the private placement for common stock under the financial advisory services agreement. As a result, the Company issued an additional aggregate amount of 33,975 shares of common stock as consideration for this extension, valued at $44,168 to all subscribers in place under the common stock private placement as of April 9, 2004. The Company has recorded this expense and is included in general and administrative expenses in the accompanying financial statements.

During the six months ended June 30, 2004, the Company issued 117,731 shares of common stock for cash of $153,050 to accredited private investors. In addition, the Company issued 62,500 shares of common stock valued at $118,750 for professional services and 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable (see Note 4).

In June 2004, the Company issued 150,855 shares of common stock for cash of $34,388 upon exercise of stock options.

Preferred Stock

In February 2004, the Company initiated an offering of up to $2,000,000 of its 10% convertible redeemable, no par value, Series A preferred stock at $100 per share under a Private Placement Memorandum. Dividends will be paid semi-annually at a rate of 10% in shares of the Company’s common stock. As of June 30, 2004, the Company had received $782,125, net of commissions of $115,375, for the issuance of 8,975 shares of preferred stock.

The Company may redeem the preferred stock in whole or in part on ten days’ written notice to the holders based on the payment schedule below:

Date of Redemption	Redemption Price Per Share	Payment of Redemption Price
On or before March 31, 2005	$120	$110 in cash, plus accrued dividends and $10 in common stock (1)
On or before March 31, 2006	$115	$110 in cash, plus accrued dividends and $5 in common stock (1)
On or before March 31, 2007	$110	$105 in cash, plus accrued dividends and $5 in common stock (1)

(1)	Common stock issued under the redemption provisions will be valued at the Conversion Price.

In May 2004, the Company offered an Exchange Agreement whereby certain investors could exchange their aggregate common shares for preferred stock at an equivalent value. As of June 30, 2004, the Company had received subscriptions to 2,346 shares of preferred stock in exchange for 180,100 shares of common stock valued at $234,130.

Pursuant to the PPM, the preferred shareholders may convert their shares into common stock at anytime. In addition, the Company has the right to cause the Investors in preferred shares to convert to common stock at any time after the closing price of our stock has closed at or above $1.95 for 20 consecutive trading days. The preferred stock has a conversion price of $1.23 which is 75% of the average closing price of the common stock for the ten days preceding the effective date of the Registration Statement (July 6, 2004) under the Securities Act of 1933.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company granted 140,000 stock options during the six months ended June 30, 2004, which expire at various time between January and March 2011. Stock based compensation totaled $26,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows (retroactively adjusted for 1 for 20 reverse stock split):

	For the 6 months Ended June 30,
	2004	2003
Net loss – as reported	$(1,775,503)	$(794,196)
Net loss – pro forma	$(2,023,836)	$(794,196)
Basic loss per common share – as reported	$(.43)	$(.51)
Basic loss per common share – pro forma	$(.49)	$(.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the 6 months Ended June 30,
	2004	2003
Approximate risk free rate	4.5%	N/A
Average expected life	3 years	3 years
Dividend yield	0%	N/A
Volatility	274%	N/A
Estimated per share weighted average fair value of total options granted	$1.22	N/A

Warrants

As compensation for financial advisory services under a Financial Advisory Agreement described above, the Company has issued three 25,000 warrant packages valued at $72,245 in total during the six months ended June 30, 2004. The Company has accounted for the warrants as professional services and they are included in general and administrative expenses. The warrants are for the purchase of common stock and are exercisable for two years at prices of $1.50, $2.00 and $2.50 and expire ratably in February, March and April 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 154%, and expected life of two years.

On May 5, 2004 as compensation for general business advisory services under a different business advisory agreement, the Company issued a 125,000 warrant package valued at $184,151. The Company has accounted for the warrants as professional services and they included in general and administrative expenses. The warrants are for the purchase of common stock and are exercisable for two years at a price of $2.00 and expire in May 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 170%, and expected life of two years.

Note 6 – Commitments and Contingencies

Litigation

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, et. al., in the United States District Court for the Central District of California in Los Angeles, CA. The civil action was brought in connection with a claim by the Plaintiff through the Plaintiff’s counsel, Sarah Jane Barney, Esq., for damages associated with an alleged professional financial advisory and business strategy services agreement. The action seeks damages under various causes of action, in amounts up to $2 million.

The company has reviewed the claims with its counsel, finds the claims to be wholly without merit, and intends to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce the company to settle the action rather than litigate it.

The Company is not aware of any additional pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. The Company may in the future be party to litigation arising in the course of its business, including claims that the Company allegedly infringes third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Commitments

In May 2004, the Company extended its office lease for a period of one year through May 2005. Under the amended lease the Company added an additional office suite for additional sales and marketing space. The new lease calls for monthly rentals of $10,603 during that period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-QSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2004 and 2003 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

Revenue is primarily generated from pay-for-performance search advertisements and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

The Company records deferred revenue from the advance advertising funds received from advertisers. As of the date of the filing of this report, the Company has received $351 thousand in advance advertising funds from over 800 advertisers. During the quarter ended June 30, 2004, the Company was processing less than 25 million queries per day. Subsequent to the month ended June 30, 2004, the Company is processing over 35 million queries per day. As this growth trend continues, we intend to invest the capital resources necessary in order meet the demand of the Internet traffic we are delivering to our advertisers.

During the six months ended June 30, 2004, the Company obtained gross proceeds of $2 million from the combination of our equity financing agreements signed in January 2004 and funds received directly from accredited investors found apart from these financing agreements. The Company believes that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

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

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows through 2004. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2003 and 2002, stating that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern.

At June 30, 2004, we had $982 thousand in cash and cash equivalents compared to $38 thousand at December 31, 2003. Net working capital increased to $603 thousand at June 30, 2004 from a deficit of $66 thousand at December 31, 2003. This increase in working capital is due to the capital raised during the six months ended June 30, 2004.

Net cash used in operating activities was $779 thousand for the six months ended June 30, 2004 as compared to $641 thousand for the six months ended June 30, 2003. For the six months ended June 30, 2004, net cash used by operations consisted of a net loss of $1.8 million offset by non-cash expenses of $210 thousand in depreciation and amortization plus $256 thousand in warrants issued for professional services, $119 thousand in stock issued for professional services, $64 thousand in amortization of discount on notes payable, $44 thousand in stock related to the extension of a private placement agreement and $26 thousand in stock compensation expense. Net cash used by operations for the six months ended June 30, 2003 consisted of the net loss of $794 thousand, which was offset by non-cash expenses of $93 thousand in depreciation and amortization.

Net cash used in investing activities was $52 for the six months ended June 30, 2004 as compared to net cash used by investing activities of $35 thousand for the six months ended June 30, 2003. The primary use of cash for the six months ended June 30, 2003 was for investments in capital equipment.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2004 as compared to $47 thousand for the six months ended June 30, 2003. In the quarter ended June 30, 2004, we received $1.1 million, net of commissions, from the issuance of common stock, $532 thousand, net of commissions, from the issuance of preferred stock and $225 thousand, net of commissions, from the issuance of notes payable.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

Results of Operations

Comparison of the six months ended June 30, 2004 with the six months ended June 30, 2003

For the six months ended June 30, 2004 the net loss attributable to common stockholders was $1.8 million compared to a net loss of $828 thousand for the six months ended June 30, 2003. The increased loss was attributable to the costs associated with professional services and an increase in resources associated with the new business model including the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Comparison of the three months ended June 30, 2004 with the three months ended June 30, 2003

For the three months ended June 30, 2004 the net loss attributable to common stockholders was $1.1 million compared to a net loss of $469 thousand for the three months ended June 30, 2003. The increased loss was attributable to the costs associated with professional services and an increase in resources associated with the new business model including the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Revenues

For the three months ended June 30, 2004, the new business model generated revenues of $104 thousand compared to $0 in revenue for the three months ended June 30, 2003. For the six months ended June 30, 2004, revenues were $128 thousand compared to $0 in revenue for the six months ended June 30, 2003. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our proprietary search and retrieval software. For the six months ended June 30, 2004, our revenue was primarily generated from two principal sources: revenue earned from “pay-for-performance” insertion of results from our search engine based on proprietary technologies and the sale of advertising on our web site.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended June 30, 2004 and 2003, banner advertising revenue accounted for less than 1% and 0% of total revenue, respectively. For the six months ended June 30, 2004 and 2003, banner advertising revenue accounted for approximately 17% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended June 30, 2004 and 2003, pay-for-performance revenue accounted for over 99% and 0% of total revenue, respectively. For the six months ended June 30, 2004 and 2003, pay-for-performance revenue accounted for approximately 83% and 0% of total revenue, respectively.

Operating Expenses

Our principal operating expenses are, or have been: Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended June 30, 2004 were $1.2 million an increase from $471 thousand for the three months ended June 30, 2003. For the six months ended June 30, 2004, operating expenses were $1.8 million an increase from $805 thousand for the six months ended June 30, 2003. These increases are principally attributable to the increase in professional fees of $408 thousand and $530 thousand for the three and six months ended June 30, 2004, respectively, from professional fees of $59 thousand and $110 thousand for the three and six months ended June 30, 2003, respectively.

Sales and Marketing Expenses. Our Sales and marketing expense increased to $195 thousand in the three months ended June 30, 2004 from $14 thousand for the three months ended June 30, 2003. For the six months ended June 30, 2004, sales and marketing expenses were $295 thousand from $28 thousand for the six months ended June 30, 2003. These increases are attributable to an increase in our search partner expenses of $57 thousand and $0 for the six months ended June 30, 2004 and June 30, 2003, respectively and an increase in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $67 thousand in the three months ended June 30, 2004 from $44 thousand in the three months ended June 30, 2003. For the six months ended June 30, 2004, product and content development expenses were $101 thousand from $48 thousand for the six months ended June 30, 2003. This increase is attributable to increasing our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $794 thousand in the three months ended June 30, 2004 from $364 thousand in the three months ended June 30, 2003. This increase is principally attributable to the increase in professional fees to $408 thousand for the three months ended June 30, 2004 from $59 thousand for the three months ended June 30, 2003. For the six months ended June 30, 2004, the general and administrative expenses increased to $1.2 million from $636 thousand for the six months ended June 30, 2003. This increase is principally attributable to the increase in professional fees to $530 thousand comprised mostly of business advisory services of $381 thousand and legal and accounting fees of $114 thousand for the six months ended June 30, 2004 from $110 thousand for the six months ended June 30, 2003. General and administrative salaries increased to $258 thousand for the six months ended June 30, 2004, from $218 thousand for the six months ended June 30, 2003, due to additional staffing requirements. Additionally, all payroll related taxes are recorded as general and administrative expense.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased to $114 thousand in the three months ended June 30, 2004 from $50 thousand for the three months ended June 30, 2003. For the six months ended June 30, 2004, depreciation and amortization expense increased to $210 thousand from $93 thousand for the six months ended June 30, 2003. These increases are attributable to the increase in basis in the proprietary software during the third quarter of 2003 and also to amortization of loan fees in connection with the acquisition of the bridge loans.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense was ($53) thousand in the three months ended June 30, 2004 and $1 thousand in the three months ended June 30, 2003. For the six months ended June 30, 2004, other income (expense) was ($71) thousand and $11 thousand for the six months ended June 30, 2003. The increased expense is mainly attributable to what ultimately amounted to $64 thousand in amortization of discount on bridge loans and $12 thousand in accrued interest on the bridge loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended June 30, 2004, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain accounts not being reconciled on a timely basis and certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

QUEPASA CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, et. al., in the United States District Court for the Central District of California in Los Angeles, CA. The civil action was brought in connection with a claim by the Plaintiff through the Plaintiff’s counsel, Sarah Jane Barney, Esq., for damages associated with an alleged professional financial advisory and business strategy services agreement. The action seeks damages under various causes of action, in amounts up to $2 million.

The company has reviewed the claims with its counsel, finds the claims to be wholly without merit, and intends to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce the company to settle the action rather than litigate it.

We are not aware of any additional pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.	Changes in Securities and Use of Proceeds

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Investment Banker/Financial Advisor Agreement with a proposed closing date of April 9, 2004. In the six months ended June 30, 2004, the Company issued 739,500 shares of common stock under this agreement for proceeds of $865,215, net of commissions of $96,135. During the six months ended June 30, 2004, the Company issued 117,731 shares of common stock for cash of $153,050 to accredited private investors, issued 62,500 shares of common stock valued at $118,750 for professional services and issued 33,975 shares of common stock valued at $44,168 related to a private placement extension. The Company issued 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable.

In January 2004, the Company initiated an offering of preferred stock, no par value at $100 face value, under a Business Advisory services agreement with a proposed close date of May 30, 2004. In the six months ended June 30, 2004, the Company issued 8,975 shares of preferred stock under this agreement for gross proceeds of $647,500 and payoff of $250,000 bridge loan. Commissions under this offering were $115,375.

In May 2004, the Company offered an Exchange Agreement whereby certain investors could exchange their aggregate common shares for preferred stock at an equivalent value. As of June 30, 2004, the Company had received subscriptions to 2,346 shares of preferred stock in exchange for 180,100 shares of common stock valued at $234,130.

During the six months ended June 30, 2004, the Company issued three 25,000 warrant packages valued at $72,245 and one 125,000 warrant valued at $184,151. The Company has accounted for the warrants as professional services and they are included in general and administrative expense. The warrants expire ratably between February and April 2006.

The Company granted 140,000 stock options during the six months ended June 30, 2004, which expire at various times between January and March 2011. As of June 30, 2004, there were 150,855 shares exercised for proceeds of $34,388. Stock-based compensation totaled $26,000 during the six months ended June 30, 2004, and is classified in general and administrative expenses in the accompanying financial statements.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual stockholder’s meeting on June 23, 2004. 2,632,189 shares were represented at the meeting, constituting 61.4% of the shares outstanding and eligible to vote. One item was considered at the meeting and the results of the voting was as follows:

Proposal 1. To Elect four Nominees to the Board of Directors:

Nominee	For	Withheld
Jeffrey S. Peterson	2,629,647	2,542
Brian Lu	2,626,335	5,854
Juan Carlos Arellano	2,629,765	2,424
Marco Delgado	2,629,801	2,388

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Business Advisory Agreement with Newbridge Securities, dated February 5, 2004

99.2	Termination of Business Advisory Agreement letter to Newbridge Securities, dated July 7, 2004

(b)	Reports on Form 8-K.

On April 16, 2004, we furnished a report on For 8-K announcing the resignation of board members Michael Silberman and David Hansen.

On June 2, 2004, we furnished a report on Form 8-K naming Charles B. Mathews as Chief Financial Officer and Chief Operating Officer.

On June 14, 2004, we furnished a report on Form 8-K announcing a civil lawsuit filed against the Company.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 13, 2004.

Quepasa Corporation

By:	/s/ Jeffrey S. Peterson
Name:	Jeffrey S. Peterson
Title:	President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

End of Filing