Form 10QSB
period 2004-09-30
QUEPASA CORP
filed 2004-11-08
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One )

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock as of October 31, 2004 was 5,481,949 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$933,262	$37,942
Accounts receivable - trade	7,850	—
Accounts receivable - other	4,974	23,331
Prepaid expenses and other current assets	3,183	9,933

Total current assets	949,269	71,206

NON-CURRENT ASSETS:
Property and equipment - net	273,795	481,785
Deposits and other assets	25,892	25,919

Total noncurrent assets	299,687	507,704

Total assets	$1,248,956	$578,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176,631	$71,838
Accrued and other current liabilities	81,297	20,892
Short-term borrowings, net	—	16,000
Deferred revenue	127,506	21,546
Current portion of long-term debt	7,110	6,512

Total current liabilities	392,544	136,788
LONG-TERM DEBT - net of current portion	30,942	15,575

Total liabilities	423,486	152,363

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; 11,718 shares issued and outstanding at September 30, 2004 (liquidaton preference of $1,055,955)	1,055,955	—
Common stock, $.001 par value; authorized 50,000,000 shares; 5,115,243 and 3,606,602 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5,116	3,607
Additional paid-in capital	108,597,013	106,775,092
Accumulated deficit	(108,803,020)	(106,336,756)
Foreign currency translation adjustment	(29,594)	(15,396)

Total stockholders’ equity	825,470	426,547

Total liabilities and stockholders’ equity	$1,248,956	$578,910

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUES	$343,385	$—	$215,582	$—

OPERATING COSTS AND EXPENSES:
Search services expenses	179,944	—	122,652	—
Sales and marketing expenses	336,082	74,000	40,740	46,308
Product and content development expenses	123,781	65,302	23,190	51,764
General and administrative	1,777,930	2,001,226	609,081	1,330,258
Depreciation and amortization	306,828	155,826	97,016	63,241

	2,724,565	2,296,354	892,679	1,491,571

LOSS FROM OPERATIONS	(2,381,180)	(2,296,354)	(677,097)	(1,491,571)

OTHER INCOME (EXPENSE):
Interest income and other	7,426	15,264	1,897	2,976
Interest expense	(77,597)	(2,386)	(648)	(685)

TOTAL OTHER INCOME (EXPENSE)	(70,171)	12,878	1,249	2,291

NET LOSS	(2,451,351)	(2,283,476)	(675,848)	(1,489,280)
Preferred stock dividends	(14,913)	—	—	—
Deemed preferred stock dividend	—	(34,286)	—	—

Net loss attributable to common stockholders	$(2,466,264)	$(2,317,762)	$(675,848)	$(1,489,280)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.58)	$(1.27)	$(0.15)	$(0.62)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	4,231,014	1,831,473	4,409,209	2,410,688

NET LOSS	$(2,451,352)	$(2,283,476)	$(675,848)	$(1,489,280)
Foreign currency translation adjustment	(14,198)	—	1,624	221

COMPREHENSIVE LOSS	$(2,465,550)	$(2,283,476)	$(674,224)	$(1,489,059)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Issuance of common stock for cash, net of offering costs of $217,065	—	—	1,357,231	1,357	1,395,978	—	—	1,397,335
Issuance of common stock for services	—	—	108,500	109	189,021	—	—	189,130
Issuance of preferred stock for cash, net of offering costs of $82,875	6,475	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	327,326	—	—	327,326
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Issuance of common stock for preferred dividends	—	—	12,138	12	14,901	(14,913)	—	—
Exchange of common for preferred	9,796	979,130	(752,475)	(752)	(978,378)	—	—	—
Conversion of preferred to common	(7,053)	(705,300)	573,417	573	704,727	—	—	—
Issuance of stock options for compensation	—	—	—	—	26,000	—	—	26,000
Exercise of common stock options	—	—	150,855	151	34,237	—	—	34,388
Foreign currency translation adjustment	—	—	—	—	—	—	(14,198)	(14,198)
Net loss	—	—	—	—	—	(2,451,351)	—	(2,451,351)

Balance—September 30, 2004	11,718	$1,055,955	5,115,243	$5,116	$108,597,013	$(108,803,020)	$(29,594)	$825,470

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,451,351)	$(2,283,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,828	179,745
Amortization of discount on note payable	64,000	—
Warrants issued for professional services	256,396	—
Issuance of additional common shares required in offering	44,168	—
Issuance of common stock for services	189,130	763,000
Issuance of common stock options for compensation	26,000	75,001
Change in assets and liabilities:
Receivables	10,507	(16,591)
Prepaid expenses and other assets	6,777	233,836
Accounts payable and other current liabilities	165,198	(119,720)
Deferred revenue	105,960	—
Legal settlement accrual	—	(50,000)

Net cash used in operating activities	(1,276,387)	(1,218,205)

INVESTING ACTIVITIES:
Purchases of property and equipment	(54,454)	(63,453)

Net cash used in investing activities	(54,454)	(63,453)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of commissions of $115,375	532,125	50,000
Proceeds from issuance of common stock, net of commissions of $146,135	1,502,653	308,937
Proceeds from issuance of notes payable, net of commissions of $25,000	225,000	—
Payments on notes payable	(19,419)	(4,401)
Minority interest	—	(48)

Net cash provided by financing activities	2,240,359	354,488

Foreign currency translation adjustment	(14,198)	(17,980)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	895,320	(945,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,942	1,330,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$933,262	$385,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,478	$2,386
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 2004, the Company had the following transactions:

•	The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

•	The Company granted 20,000 common stock options valued at $26,000 to an employee.

•	The Company issued 200,000 warrants valued at $256,396 for professional business advisory services.

•	The Company issued 33,975 common shares valued at $44,168 for services related to a private placement.

•	The Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services.

•	The Company issued 2,500 shares of preferred stock as satisfaction of outstanding bridge loans of $250,000.

•	Certain stockholders exchanged 752,475 common shares valued at $979,130 for 9,796 preferred shares.

•	Certain stockholders converted 7,053 preferred shares valued at $705,300 for 573,417 common shares.

•	The Company issued 60,000 warrants valued at $70,930 related to the cost of raising capital.

•	The Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

•	The Company issued 46,000 shares of common stock valued at $70,380 to two employees for compensation.

•	The Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash. The following details

Non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

During the nine months ended September 30, 2003, the Company had the following transactions:

•	The Company recorded a deemed preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock.

•	The Company issued 1,317,332 shares of common stock, valued at $247,659, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software.

•	The Company issued stock awards to certain employees and a director of the Company in the amount of 525,000 shares of common stock, valued at $763,000.

•	The Company issued 45,455 common stock options valued at $75,001 to an employee in lieu of cash compensation pursuant to an employment agreement.

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

Revenue Recognition

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. During the last quarter of 2003, the Company began to generate revenue under this new business model. Additional revenue growth has been generated during the nine months ended September 30, 2004.

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

Note 2 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2003 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-KSB as of and for the year ended December 31, 2003, plus other SEC filings made by the Company from time to time.

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

In January 2004, the Company signed a business advisory services agreement with a NASD member firm. Through this agreement, the Company obtained a $250,000 bridge loan, which included the issuance of 25,000 shares of the company’s common stock. In April 2004, this bridge loan was paid in full through the issuance of preferred stock to the bridge loan holders under a private placement memorandum (PPM) through this investment banking firm. The Company has received $782,125, net of offering costs of $115,375, from the sale of 8,975 shares of preferred stock under this PPM during the nine months ended September 30, 2004.

During 2004, the Company signed two financial advisory services agreements with a second NASD member firm. Through these agreements, the Company has obtained $1,315,215, net of commissions of $146,135, from the sale of 1,239,500 shares of common stock as of September 30, 2004. The Company also issued warrants to this firm valued at $70,930 in connection with the raising of this capital, which along with the commissions, are treated as offering costs.

Additionally, during the nine months ended September 30, 2004 the Company has obtained $153,050 from the issuance of 117,731 shares of common stock to accredited investors, not involving placement agents.

The Company expects to invest its working capital towards the development and expansion of our overall operations. The Company believes that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our business objective through the next twelve months.

Note 4 – Debt

In January 2004, under a business advisory agreement, the Company obtained financing in the form of bridge loans of $250,000, with interest at 18%, and with a maturity date of January 15, 2005. The Company paid $25,000 to the business advisor as a commission for the acquisition of the bridge loan which was recorded as an asset “Loan Fees”. As additional consideration for the loans, the Company issued 25,000 shares of common stock valued at $64,000, which was recorded as a discount to the notes payable. In April 2004, the Company repaid the entire balance due on the bridge loans through the issuance of its preferred stock (see Note 5). Because of the full payoff of the loans, the Company has recorded $25,000 in amortization of the loan fees and $64,000 of the amortization of discount to the notes payable during the nine months ended September 30, 2004.

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

Common Stock Transactions

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Financial Advisory Services Agreement with a proposed closing date of April 9, 2004. During the nine months ended September 30, 2004, the Company issued 739,500 shares of common stock under this agreement for proceeds of $865,215, net of commissions of $96,135.

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

In September 2004, the Company initiated a second offering of its common stock under a new Financial Advisory Services Agreement, under which the Company issued 250,000 units for proceeds of $450,000, net of commissions of $50,000. Each unit is comprised of two shares of common stock and one warrant, resulting in the issuance of 500,000 shares of common stock and 250,000 warrants. The warrants are exercisable by the holders at $2.00 per share through December 31, 2007. In addition, the Company issued warrants valued at $70,930 which is included in additional paid-in capital and also recorded as a cost of raising capital.

During the nine months ended September 30, 2004, the Company issued 117,731 shares of common stock for cash of $153,050 to accredited private investors. In addition, the Company issued 62,500 shares of common stock valued at $118,750 for professional services, 46,000 shares of common stock to two employees for compensation valued at $70,380, and 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable (see Note 4).

In June 2004, the Company issued 150,855 shares of common stock for cash of $34,388 upon exercise of stock options.

In July 2004, the Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

Preferred Stock

In February 2004, the Company initiated an offering of up to $2,000,000 of its 10% convertible redeemable, no par value, Series A preferred stock at $100 per share under a Private Placement Memorandum. Dividends will be paid semi-annually at a rate of 10% in shares of the Company’s common stock. As of September 30, 2004, the Company had received $782,125, net of commissions of $115,375, for the issuance of 8,975 shares of preferred stock.

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

In May 2004, the Company offered an Exchange Agreement whereby certain investors could exchange their aggregate common shares for preferred stock at an equivalent value. As of September 30, 2004, the Company had received subscriptions to 9,796 shares of preferred stock in exchange for 752,475 shares of common stock valued at $979,130. Subsequent to September 2004, the Company had received subscriptions to 889 shares of preferred stock in exchange for 68,250 shares of common stock valued at $88,900.

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

As of September 30, 2004, certain preferred shareholders have elected to convert 7,053 shares of preferred stock valued at $705,300 to 573,417 shares of common stock.

Subsequent to September 2004, certain preferred shareholders have elected to convert 5,350 shares of preferred stock valued at $535,000 to 434,956 shares of common stock.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees,” and related interpretations. The Company granted 265,000 stock options during the nine months ended September 30, 2004, of these options, 125,000 vest according to certain performance milestones. All the options granted during the nine months ended September 30, 2004 expire at various time between January and August 2011. Stock based compensation totaled $96,380 and $838,001 for the nine months ended September 30, 2004 and 2003, respectively.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows (retroactively adjusted for 1 for 20 reverse stock split):

	For the 9 months Ended September 30,
	2004	2003
Net loss – as reported	$(2,451,351)	$(2,283,476)
Net loss – pro forma	$(2,699,684)	$(2,283,476)
Basic loss per common share – as reported	$(.58)	$(1.27)
Basic loss per common share – pro forma	$(.64)	$(1.27)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the 9 months Ended September 30,
	2004	2003
Approximate risk free rate	4.5%	N/A
Average expected life	3 years	3 years
Dividend yield	0%	N/A
Volatility	274%	N/A
Estimated per share weighted average fair value of total options granted	$1.22	N/A

Warrants

As compensation for financial advisory services under a Financial Advisory Agreement described above, the Company issued three 25,000 warrant packages valued at $72,245 in total during the nine months ended September 30, 2004. The Company has accounted for the warrants as professional services and they are included in general and administrative expenses. The warrants are for the purchase of common stock and are exercisable for two years at prices of $1.50, $2.00 and $2.50 and expire ratably in February, March and April 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 154%, and expected life of two years.

On May 5, 2004, as compensation for general business advisory services under a different business advisory agreement, the Company issued a 125,000 warrant package valued at $184,151. The Company has accounted for the warrants as professional services and they included in general and administrative expenses. The warrants are for the purchase of common stock and are exercisable for two years at a price of $2.00 and expire in May 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 170%, and expected life of two years.

On September 15, 2004, as additional compensation for services related to the second offering of common stock, the Company issued a 60,000 warrant package valued at $70,930. The Company has accounted for the warrants as a cost of raising capital and included the value in additional paid in capital. The warrant package includes 50,000 and 10,000 warrants at prices of $2.00 and $2.60, respectively. The warrants are exercisable for two years and expire in September 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 170%, and expected life of two years.

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

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2004 and 2003 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

During the nine months ended September 30, 2004, the Company obtained gross proceeds of $2.5 million from the combination of our equity financing agreements signed in January and August 2004 and funds received directly from accredited investors found apart from these financing agreements. The Company believes that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

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

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the next few quarters. Our independent accountants have issued their independent auditor’s report on our consolidated financial statements for 2003 and 2002, stating that we have experienced circumstances which raise substantial doubt about our ability to continue as a going concern.

At September 30, 2004, we had $933 thousand in cash and cash equivalents compared to $38 thousand at December 31, 2003. Net working capital increased to $557 thousand at September 30, 2004 from a deficit of $66 thousand at December 31, 2003. This increase in working capital is due to the capital raised during the nine months ended September 30, 2004.

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2004 as compared to $1.2 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net cash used by operations consisted of a net loss of $2.5 million offset by non-cash expenses of $307 thousand in depreciation and amortization plus $256 thousand in warrants issued for professional services, $189 thousand in stock issued for services, $64 thousand in amortization of discount on notes payable, $44 thousand in stock related to the extension of a private placement agreement and $26 thousand in stock compensation expense. Net cash used by operations for the nine months ended September 30, 2003 consisted of the net loss of $2.3 million, which was offset by non-cash expenses of $180 thousand in depreciation and amortization, $763 thousand in stock issued for services, and $75,001 in stock compensation expense.

Net cash used in investing activities was $54 thousand for the nine months ended September 30, 2004 as compared to net cash used by investing activities of $63 thousand for the nine months ended September 30, 2003. The primary use of cash for both periods was for investments in capital equipment.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2004 as compared to $354 thousand for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we received $1.5 million, net of commissions, from the issuance of common stock, $532 thousand, net of commissions, from the issuance of preferred stock and $225 thousand, net of commissions, from the issuance of notes payable. In the nine months ended September 30, 2003, we received $308 thousand from the issuance of common stock and $50 thousand, net of commissions, from the issuance of preferred stock.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next 12 months.

Results of Operations

Comparison of the nine months ended September 30, 2004 with the nine months ended September 30, 2003

For the nine months ended September 30, 2004 the net loss attributable to common stockholders was $2.5 million compared to a net loss of $2.3 million for the nine months ended September 30, 2003. The increased loss was attributable to the costs associated with professional services and an increase in resources associated with the new business model including the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Comparison of the three months ended September 30, 2004 with the three months ended September 30, 2003

For the three months ended September 30, 2004 the net loss attributable to common stockholders was $676 thousand compared to a net loss of $1.5 million for the three months ended September 30, 2003. The decreased loss was attributable to the reduction in stock based compensation issued in the three months ended September 30, 2003 of $838 thousand to $0 in the three months ended September 30, 2004.

Revenues

For the three months ended September 30, 2004, the new business model generated revenues of $216 thousand compared to $0 in revenue for the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenues were $343 thousand compared to $0 in revenue for the nine months ended September 30, 2003. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our proprietary search and retrieval software. For the nine months ended September 30, 2004, our revenue was primarily generated from two principal sources: revenue earned from “pay-for-performance” insertion of results from our search engine based on proprietary technologies and the sale of advertising on our web site.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended September 30, 2004 and 2003, banner advertising revenue accounted for 1% and 0% of total revenue, respectively. For the nine months ended September 30, 2004 and 2003, banner advertising revenue accounted for approximately 7% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended September 30, 2004 and 2003, pay-for-performance revenue accounted for 99% and 0% of total revenue, respectively. For the nine months ended September 30, 2004 and 2003, pay-for-performance revenue accounted for approximately 93% and 0% of total revenue, respectively.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended September 30, 2004 were $893 thousand a decrease from $1.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, operating expenses were $2.7 million an increase from $2.3 million for the nine months ended September 30, 2003. These changes are principally attributable to the increase in professional fees of $425 thousand, to $645 thousand for the nine months ended September 30, 2004, from $220 thousand for the nine months ended September 30, 2003, and an increase in professional fees of $23 thousand, to $109 thousand for the three months ended September 30, 2004, from $86 thousand for the three months ended September 30, 2004. Additionally, stock based compensation decreased to $96 thousand, consisting of $70 thousand in stock grants and $26 thousand in stock options granted for the nine months ended September 30, 2004, from $838 thousand, consisting of $763 thousand in stock grants and $75 thousand in stock options granted for the nine months ended September 30, 2003.

Search Services Expenses. Our search services expenses increased to $123 thousand in the three months ended September 30, 2004, from $0 in the three months ended September 30, 2003. For the nine months ended September 30, 2004, services expenses increased to $180 thousand from $0 for the nine months ended September 30, 2003. These changes are attributable to an increase in our search partner expenses related to our search distribution partner agreements, and correspond to the increases in revenue for the applicable periods.

Sales and Marketing Expenses. Our Sales and marketing expense decreased to $41 thousand in the three months ended September 30, 2004 from $46 thousand for the three months ended September 30, 2003. For the nine months ended September 30, 2004, sales and marketing expenses were $336 thousand from $74 thousand for the nine months ended September 30, 2003. These changes are mainly attributable to an increase in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses decreased to $23 thousand in the three months ended September 30, 2004 from $52 thousand in the three months ended September 30, 2003. The decrease is attributable to the reallocation of certain resources. For the nine months ended September 30, 2004, product and content development expenses were $124 thousand, an increase from $65 thousand for the nine months ended September 30, 2003. This increase is attributable to increasing our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses decreased to $609 thousand in the three months ended September 30, 2004 from $1.3 million in the three months ended September 30, 2003. This decrease is attributable to the reduction in stock based compensation to $96 thousand for the three months ended September 30, 2004, from $838 thousand, consisting of $763 thousand in stock grants and $75 thousand in stock options granted for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the general and administrative expenses decreased to $1.8 million from $2.0 million for the nine months ended September 30, 2003. This decrease is principally attributable to the increase in professional fees to $645 thousand, comprised mostly of business advisory services of $381 thousand and legal and accounting fees of $183 thousand for the nine months ended September 30, 2004, from $118 thousand in professional fees for the nine months ended September 30, 2003, offset by the reduction in stock based compensation as mentioned above. General and administrative salaries increased to $455 thousand for the nine months ended September 30, 2004, from $347 thousand for the nine months ended September 30, 2003, due to additional staffing requirements. Additionally, all payroll related taxes are recorded as general and administrative expense.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased to $97 thousand in the three months ended September 30, 2004 from $63 thousand for the three months ended September 30, 2003. For the nine months ended September 30, 2004, depreciation and amortization expense increased to $307 thousand from $156 thousand for the nine months ended September 30, 2003. These increases are attributable to the increase in basis in the proprietary software during the third quarter of 2003 and also to amortization of loan fees in connection with the acquisition of the bridge loans.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense was $1 thousand in the three months ended September 30, 2004 and $2 thousand in the three months ended September 30, 2003. For the nine months ended September 30, 2004, other income (expense) was ($70) thousand and $13 thousand for the nine months ended September 30, 2003. The increased expense is mainly attributable to what ultimately amounted to $64 thousand in amortization of discount on bridge loans and $12 thousand in accrued interest on the bridge loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended September 30, 2004, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain liability accounts not being recorded and/or reconciled on a timely basis and certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

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

During 2004, the Company initiated two offerings of common stock, $.001 par value, under two Investment Banker/Financial Advisor Agreements. In the nine months ended September 30, 2004, the Company issued 1,239,500 shares of common stock under these agreements for proceeds of $1,315,215, net of commissions of $146,135. During the nine months ended September 30, 2004, the Company issued 117,731 shares of common stock for cash of $153,050 to accredited private investors, issued 108,500 shares of common stock valued at $189,130 for services and issued 33,975 shares of common stock valued at $44,168 related to a private placement extension. The Company issued 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable.

In January 2004, the Company initiated an offering of preferred stock, no par value at $100 face value, under a Business Advisory services agreement with a proposed close date of May 30, 2004. In the nine months ended September 30, 2004, the Company issued 8,975 shares of preferred stock under this agreement for gross proceeds of $647,500 and payoff of $250,000 bridge loan. Commissions under this offering were $115,375.

In May 2004, the Company offered an Exchange Agreement whereby certain investors could exchange their aggregate common shares for preferred stock at an equivalent value. As of September 30, 2004, the Company had received subscriptions to 9,796 shares of preferred stock in exchange for 752,475 shares of common stock valued at $979,130.

In July 2004, the Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

As of September 30, 2004, certain preferred shareholders have converted 7,053 shares of preferred stock for 573,417 shares of common stock valued at $705,300.

During the nine months ended September 30, 2004, the Company issued three 25,000 warrant packages valued at $72,245 and one 125,000 warrant valued at $184,151. The Company has accounted for the warrants as professional services and they are included in general and administrative expense. The warrants expire ratably between February and April 2006.

In September 2004, the Company issued a 60,000 warrant package valued at $70,930. The Company has accounted for the warrants as a cost of raising capital and included the value in additional paid in capital.

The Company granted 265,000 stock options during the nine months ended September 30, 2004, which expire at various times between January and August 2011. During 2004, there were 150,855 options exercised for proceeds of $34,388. Stock-based compensation totaled $96,380 during the nine months ended September 30, 2004, and is classified in general and administrative expenses in the accompanying financial statements.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Investment Banking Agreement with Grant Bettingen, Inc., dated September 15, 2004

(b) Reports on Form 8-K.

None

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