Form 10KSB
period 2004-12-31
QUEPASA CORP
filed 2005-03-31
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25565

QUEPASA CORPORATION

(Name of small business issuer in its charter)

NEVADA	86-0879433
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

410 N. 44th Street, Suite 450

Phoenix, AZ 85008

(Address of principal executive offices)

(602) 716-0100

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenue for its most recent fiscal year: $465,481.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 4, 2005, computed by reference to the last sale price of $3.10 per share on the OTC Bulletin Board, was $19,724,829.

The number of shares outstanding of the issuer’s common stock as of March 4, 2005, was 7,117,708 shares.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format Yes ☐    No ☒

Quepasa Corporation

FORM 10-KSB

For the fiscal year ended December 31, 2004

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

PART I

Item 1. BUSINESS

Historical Background

We are a Nevada corporation, initially formed in June 1997 as a media company focused on the national and international Hispanic marketplace. Since 1998 we have operated a bilingual (Spanish/English) Internet portal and online community primarily aimed at the United States Hispanic market, and have spent over $50 million developing our brand. Our quepasa.com Web site provides users with information and content centered around the Spanish language and Hispanic culture. Quepasa also offers performance based marketing capabilities in addition to traditional portal services including e-mail and news in Spanish and English. The quepasa.com Web site is operated and managed by our wholly-owned Sonora, Mexico-based subsidiary, Quepasa.com de Mexico, S.A. de C.V.

We completed an initial public offering of our securities in June 1999, raising approximately $55 million, having previously completed a number of private placements of our securities. Using the public proceeds, we rapidly expanded our operations in the latter part of 1999 through the first half of 2000. From the second half of 2000 through the first half of 2002, we reduced the products and content we offered in order to conserve our cash. In the first quarter of 2001, we sold all of our internal computer and server equipment and outsourced the hosting and administration of the quepasa.com Web site. At the end of 2000 and during part of 2001, we ceased marketing our Web site, terminated most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide in order to conserve our capital while we considered the sale or restructuring of our business. In the spring of 2002, our original founder acquired control of our Company and in the fall of 2002, we reorganized our Web site operations under our wholly-owned Mexican subsidiary and relocated our facilities to Sonora, Mexico. We currently manage the quepasa.com Web site from a 3,200 square foot office facility where we employ approximately 28 individuals.

Our performance based marketing capabilities include paid search solutions which are designed to enable Internet users to locate information, merchants, services and products. We offer paid search services through our Web site, quepasa.com, as well as through the Web sites of distribution partners. Partner versions of our search services are generally offered on a private-label basis. We believe we are among the first technology companies to develop, deploy and promote performance based online marketing solutions for the Spanish language market.

We are also developing information retrieval and management software technology products, which we intend to provide to a diverse clientele within the information technology sector emphasizing publishers of interactive, online content offerings, certain specialized online communities, online virtual product exchanges and online advertisers that target Spanish speaking users.

We are a publicly traded company listed on the Electronic Bulletin Board under the symbol “QPSA.” On March 4, 2005 the closing price of our Common Stock was $3.10 per share. We file periodic reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) and our reports may be accessed on the SEC’s Edgar system at the SEC’s Web site, www.sec.gov .

Performance Based Marketing

Although businesses have many online advertising options, we believe that only limited opportunities are available to effectively reach the rapidly growing Hispanic online population. We believe that the traditional advertising agency approach to Hispanic marketing is too slow and costly to effectively reach this population in light of rapidly evolving online marketing trends. To address this need, we are developing proprietary information retrieval and management software technology products, along with performance based marketing capabilities, all of which we intend to provide to a diverse clientele within the information technology sector emphasizing publishers of interactive, online content offerings, certain specialized online communities, online virtual product exchanges and online advertisers that target Spanish speaking and bilingulal users. We believe we are among the first technology companies to develop, deploy and promote cost effective, performance based online marketing solutions for the Spanish language market.

Our performance-based advertising services are provided to online advertisers, including pay-per-click services. Through our pay-per-click services, advertisers create keyword listings that describe their product or service, which are then marketed to millions of consumers and businesses primarily through search engine results. In many instances, our staff proactively manages the translation of these advertising campaigns from English to Spanish, as well as the intricacies and ongoing maintenance of these highly bilingual campaigns. We believe we are the only search engine marketer to currently provide bilingulal search and campaign management solutions with a specific focus on the Hispanic internet user.

We deliver search results from our own proprietary technology, as well as the aggregation of results from leading search engines on a contractual basis. We offer search services through our own Web site, as well as through the Web sites of distribution partners. The majority of our revenue growth in 2004 has been generated through the addition of such new partnerships.

Additionally, we continually evaluate opportunities to evolve existing technologies and business models, and we regularly review possible acquisitions and strategic relationships.

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

Hispanic population growth and concentration.

According to the U.S. Census Bureau and published sources, the Hispanic population:

•	Was estimated to be 37.4 million or 13.3% of the total U.S. population in 2002, an increase of approximately 60% from 22.4 million or 9% of the total U.S. population in 1990;

•	Is expected to account for 39% of the total U.S. population growth between 2000 and 2010 and is expected to grow to 43.7 million or 15% of the total U.S. population by 2010; and

•	Is relatively young, with almost 86% of U.S. Hispanics under 49, compared to less than 74% of non-Hispanics, and with a median age of 26, compared to 33 for the rest of the population.

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

Hispanics on the Internet

Hispanics (according to eMarketer) represented 7.6 percent of all U.S. Internet users in 2004, totaling over 13.3 million Hispanic Internet users in the United States. The United States is the fifth largest Spanish-speaking country in the world.

Nearly half of all Hispanic adults access the Internet on a regular basis, according to The Media Audit, a report which tracks national surveys. Also, 51 percent of Hispanics who consult the Internet frequently report household income of $50,000 or more, compared to only 44.9 percent are users who report household income of $50,000 or more.

Increasing Hispanic purchasing power.

Total U.S. Hispanic purchasing power:

•	Hispanic purchasing power has surged to nearly $700 billion and is projected to reach as much as $1 trillion by 2010, according to estimates by HispanTelligence(R), based on analysis of U.S. Bureau of Economic Analysis figures.

•	HispanTelligence(R) estimates current Hispanic purchasing power is 8.5% of total U.S. purchasing power, but will reach 11% by 2010, when taking into account factors such as the narrowing Hispanic vs. overall U.S. income gap and the increase in the number of Hispanic households with earned income.

Continuing use of the Spanish-language by U.S. Hispanics.

According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

•	Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

•	Hispanic immigration into the U.S. is continuing;

•	Hispanics generally seek to preserve their cultural identity; and

•	Population concentration encourages communication in Spanish.

Increasing adaptation of performance-based advertising and search marketing

•	Record advertising revenue. Online advertising sales totaled $2.7 billion in the fourth quarter of 2004, the highest revenue quarter reported to date, according to the Interactive Advertising Bureau (“IAB”) and PricewaterhouseCoopers. That was an increase of 24% over the fourth quarter of 2003. The Internet Ad Revenue Report also estimates that revenue for the full-year 2004 totaled just under $9.6 billion—a 32% increase over full-year 2003 ($7.3 billion)

•	Growth of performance-based advertising and search marketing. U.S. Bancorp Piper Jafray estimates that the global market for performance-based advertising and search marketing, such as pay-per click listings and paid inclusion, will grow at a compounded annual growth rate of 38% from approximately $1.4 billion in 2002 to approximately $7 billion in 2007.

•	Large number of small businesses operating online. According to International Data Corporation (IDC), by the end of 2007, 77% of the 8.5 million small businesses in the United States (defined as firms with under 100 employees that are not based at home) will have Web sites, compared to 62% of the 8 million small businesses in 2003.

•	Growth of electronic commerce. Forrester Research forecasts that electronic commerce activity in the United States, fueled by a steady stream of new online shoppers and new product category sales, will grow at a compounded annual growth rate of 19% over the next five years to nearly $230 billion in 2008 (representing 10% of total retail sales in the United States).

The quepasa.com Community

Our strategy has been to establish our quepasa.com Web site as a bilingual (Spanish/English) Internet portal and online community, offering our content and search solutions to Hispanic Internet users primarily in the U.S. In November 1998, we launched the quepasa.com Web site which allowed individuals to quickly access content and features which appeal to Hispanic Internet users. Although our content is directed toward Spanish-speaking users, to better serve the U.S. Hispanic population, quepasa.com is also offered in English.

Retrieval Capacity and Performance Based Marketing Capabilities

We offer performance based marketing capabilities and intend to offer Internet search and retrieval capacities. By offering performance based marketing capabilities, we believe we can attract advertisers to the Web sites of our search and retrieval customers while generating additional revenue for ourselves from the performance based marketing advertisers. Using performance based marketing software which we have developed, when queried, our search engine will display a selection of Web sites related to that query. Our advertisers will be able to determine where in our search results their Web site link will appear for any given query through our proprietary ranking algorithms. These proprietary ranking algorithms will evaluate all relevant information and determine advertiser ranking in our index. Users will be able to access our search results on our Web site and on the Web sites or our search and retrieval partners.

In order to generate significant revenue, we must continue to evolve our information retrieval and management software infrastructure and then direct our marketing to customers who provide information retrieval capabilities to their end-users.

We believe that the private label segment of the information retrieval market, which is still in the beginning of its anticipated growth curve, offers a model, which provides for continued revenue growth and profitability.

We believe that our search and retrieval software can be differentiated from existing information retrieval and management software offered by others for the following reasons:

•	Our software is capable of managing an indexed database of up to 500 million documents, which we believe represents more display page depth than most of the existing Spanish language data retrieval and management software companies;

•	In addition to indexing for frequency and for the page locations of keywords, we will count links, integrate other relevancy metrics and use proprietary software we are currently developing to analyze sentence structure on indexed content. If and when developed, we believe that this software will allow our retrieval results to be more robust and relevant than those of our competitors;

•	The architecture of our aggregation technology is dynamic, which allows us to constantly search for and index new data simultaneously, unlike many competitive services, which generally have at least a two-week update cycle. Combined with our software, which provides access to the indexed data, we believe that our retrieval capabilities are more flexible than those of our competitors. This flexibility allows our retrieval software to refresh current information more often while enabling the software which controls our retrieval criteria to be modified more quickly and inexpensively;

•	We intend to use distributed processing, which will allow us to aggregate the processing power of third-party computers in order to add indexing capability and memory for our retrieval and management software technologies. Using distributed processing will reduce costs by reducing the amount of equipment we will be required to purchase in order to provide these capabilities; and

•	We believe that our retrieval response time will be faster than that of most of our competitors and that our product suite is capable of maintaining a dynamic index of larger scale than that of our competitors.

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

Competition

The market for Internet products, services, advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors for the quepasa.com Web site are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, America Online Latin America and Terra.com.

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

Our online search and retrieval business will compete with a number of information retrieval services, most of whom have operated in the market longer, and have greater financial resources and marketing relationships than we. These competitors include Google, Inktomi, Ask Jeeves, FindWhat and Overture along with a number of smaller companies that provide similar search and retrieval services.

Employees

As of December 31, 2004, we employed approximately 28 individuals in Sonora, Mexico and 18 individuals, including our executive officers, in the U.S. No employees are represented by a labor union and we have not experienced any work stoppages since our inception in June 1997.

Risk Factors

Investors should consider the following risks before investing in our securities.

We Have Incurred Ongoing Operating Losses.

For the years ended December 31, 2004 and 2003, we incurred losses of $3,217,249 and $2,870,345, respectively. Our consolidated financial statements as of December 31, 2003 were prepared on the assumption that we may be unable to continue as a going concern and the independent auditors’ reports on our consolidated financial statements as of December 31, 2003, included an emphasis paragraph that we may be unable to continue as a going concern.

We are Generating Negligible Revenue and Expect Future Losses.

Our revenue for the years ended December 31, 2004 and December 31, 2003 was $465,481 and $5,774, respectively. As a result, we incurred losses and experienced negative operating cash flow. As of December 31, 2004, we had an accumulated deficit of approximately $109.6 million, $106.3 million of which was incurred through December 31, 2003. We continue to generate only negligible revenue and there can be no assurance that our revenue will improve in the future. As a result of our negligible revenue, we expect to continue to report losses in the near future.

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

There Can be no Assurance That Our Information Retrieval Services Will Generate Revenue.

We have completed the core development of our information retrieval services, but we have not generated material amounts of revenue to date from such services. Revenue from our information retrieval and management software technology is expected to result primarily from the number of end-user data retrieval requests processed by our software. Our future agreements with customers do not require them to direct end-users to our retrieval services. Accordingly, revenue from such services is highly dependent upon the willingness of customers to use the retrieval and related services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user inquiries that are processed by our retrieval software, and the ability of customers to generate revenue from traffic through their Web site retrieval request pages. Our future customers (if any) may also use competing query and directory services to operate in combination with our services, which will reduce the number of queries available for us to service and may erode revenue growth opportunities. In order for us to generate revenue from our information retrieval and software business, we will need to attract customers, develop and deliver new retrieval services, products and features to future customers and establish strategic relationships with our customers.

The Information Retrieval Services Business is a New and Untested Business Model for Us Which May Not be Profitable.

The information retrieval services business is based on a new and untested business model. Our failure to complete our development and to market our services successfully could significantly affect our ability to succeed. If we cannot achieve profitability from our operating activities, we may not be able to meet our:

•	capital expenditure requirements;
•	debt service obligations; or
•	working capital needs.

Our profitability will depend primarily upon our ability to offer competitively priced information retrieval services on a timely basis.

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

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

If we cannot provide reliable financial reports or prevent financial fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our independent auditors have recently noted in a letter to management certain suggestions regarding our internal controls and operations. According to the letter, we currently do not have a sufficient amount or type of staff in the financial, accounting and external reporting areas. We currently are seeking to hire appropriate staff as soon as practicable, and we intend to add further to our financial and reporting staff in order to meet our public reporting responsibilities, but doing so may take longer than we expect. Some of the other suggestions for improvement in our accounting and financial reporting functions relate to reconciliation of our accounts; proof of internal review and approval of accounting items; documentation of key accounting assumptions, estimates and/or conclusions; and documentation of accounting policies and procedures.

We currently are taking steps to address these suggestions, but we may be hampered in this regard by our current level of staffing and our current accounting system. We cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. If our internal controls are deemed inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our financial statements and an increase in our audit fees. If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations. The process of retaining new external auditors could also limit our access to the capital markets for an extended period of time.

We Depend on Our Executive Officers and Senior Management.

We depend upon the continued contributions of our executive officers and senior management. We have employment agreements with these individuals, but we do not carry key person life insurance on any of their lives, except Mr. Peterson’s.

We Have a Limited Number of Search Partners.

We derive a significant portion of our revenue from a limited number of search partners, and the loss of their business could have a material adverse effect on our results of operations.

We May Need Additional Capital, The Receipt of Which is Uncertain

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

Item 2. PROPERTIES

We lease 6,500 square feet of office space at our corporate headquarters at 410 N. 44th Street, Suite 450, Phoenix, AZ 85008, under a one-year lease which expires May 2005, for $10,600 per month. We also lease 3,200 square feet of office space in Sonora, Mexico, from which we operate our quepasa.com Web site, under a two-year lease which expires August 2005, for $3,150 per month. We locate the servers necessary to provide our search and retrieval services at the Limelight Networks facility in Tempe, Arizona, which is a third tier Data Center. We believe that our facilities are adequate for our current needs and that additional suitable space is available if required.

Item 3. LEGAL PROCEEDINGS

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, in the United States District Court for the Central District of California in Los Angeles, CA under case caption TIABFES, a California corporation d/b/a NEW CAPITAL ADVISORS vs. QUEPASA CORPORATION, INC., an Arizona corporation et. al. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged professional financial advisory and business strategy services agreement between the parties. The action seeks damages under various causes of action, in amounts up to $2 million. We have reviewed the claims with our counsel, find the claims to be without merit, and intend to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce us to settle the action rather than litigate it.

On March 14, 2005, Craig Behar, filed a civil action entitled CRAIG BEHAR vs. QUEPASA CORPORATION case no. CV2005-004439 against Quepasa Corporation, in the Maricopa County Superior Court at Phoenix, AZ. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged employment agreement. The action seeks damages under various causes of action, in amounts up to $418,700. We have reviewed the claims with our counsel, find the claims to be wholly without merit, and intend to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce us to settle the action rather than litigate it.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 2001, our common stock has traded first on the Electronic Bulletin Board and then the Pink Sheets, also under the symbol “PASA.” On August 26, 2003, our common stock symbol was changed to “QPSA” and has traded on the Electronic Bulletin Board since that time.

The following table sets forth the high and low closing prices of our common stock for the calendar years indicated below.

	Stock Price
	High	Low
2004
First Quarter	$3.05	$1.00
Second Quarter	$2.65	$1.30
Third Quarter	$3.07	$0.95
Fourth Quarter	$4.57	$2.75

	Stock Price
	High	Low
2003
First Quarter	$0.60	$0.20
Second Quarter	$0.60	$0.20
Third Quarter	$1.80	$0.65
Fourth Quarter	$1.85	$0.78

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

During 2003 and 2004, we issued unregistered securities as set forth below:

1.	In June 2003, we issued 598,788 shares of common stock, valued at $119,758, to the former stockholders of Vayala in connection with our acquisition of Vayala. In September 2003, we issued 718,544 shares of common stock, for cash of $1,437 to the former stockholders of Vayala upon the exercise of options to purchase our common stock. Such options, with an exercise price of $0.002 per share, and valued at $127,901, were issued in August 2003 and were related to the achievement of certain milestones in the acquisition agreement.

2.	In August 2003, we issued 525,000 share of common stock to certain employees as compensation for services valued at $763,000. However, 200,000 shares of the common stock issued were returned to the Company in December 2003.

3.	In August, September and December 2003, we issued 400,000 shares of common stock for cash of $407,500 to three accredited private investors.

4.	In December 2003, we issued 33,000 shares of common stock upon conversion of $29,980 of convertible preferred stock issued in November 2002 and 55,000 shares of common stock upon conversion of $50,000 of convertible preferred stock issued in January 2003.

5.	From August 26, 2003 through December 31, 2003, we granted options to purchase 2,284,855 shares of common stock under our stock option plan with a weighted average exercise price of $1.51 per share. All of these options were outstanding as of December 31, 2003.

6.	In July 2004, we issued 12,138 shares of common stock valued at $14,913 as a dividend to our preferred shareholders.

7.	In September and October 2004, we issued 550,000 shares of common stock for cash of $500,000, net of commissions of $50,000.

8.	In December 2004, we issued 855,600 shares of common stock for cash of $2,326,162, net of commissions of $347,588.

9.	In January 2005, we issued 160,000 shares of common stock for cash of $435,000, net of commissions of $65,000.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the years ended December 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

Company Overview

Quepasa Corporation operates a Spanish/English language Internet Portal with proprietary search engine technology targeting the U.S. Hispanic and Latin American markets. We are focused on providing users unique search engine capabilities while providing advertisers with a high return on their investment. Our strategy currently includes the following initiatives to generate sales and profit growth:

•	Market Share Expansion – We seek to expand market share by investing in new equipment and technology.

•	New Business Model – We intend to concentrate on performance-based marketing activities to attract advertisers.

•	Focus on U.S. Hispanic Market – We believe we can use our brand to tap into the significant Hispanic consumer population.

Our revenue is primarily generated from pay-for-performance search advertisements and banner advertisements. We recognize revenue related to banner advertisements ratably over the contract period. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

Customers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

During 2004, we obtained gross proceeds of $4.8 million from the combination of our equity financing agreements signed in January, August and November 2004 and funds received directly from accredited investors found apart from these financing agreements. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Our operating expenses mainly consist of search services, sales and marketing, product and content development, general and administrative expenses and depreciation and amortization.

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

Introduction to Results of Operations

Net Revenue

In late 2003, the new business model based on pay-for-performance began to generate revenue for us, and in all of 2004 the majority of our revenue has been generated under this model. Our ability to generate significant revenue in the future is contingent upon the completion and enhancements to our information retrieval software, management infrastructure and the direct marketing of the product to potential customers. During 2003 and 2004, our revenue was primarily generated from two principal sources: revenue earned from “pay-for-performance” insertion of results from our search engine based on proprietary technologies and the sale of banner advertising on our web site.

Pay-for-Performance Revenue. Pay-for-performance revenue, or paid search results, is generated when an internet user searches for a keyword and clicks on an advertisers listing. Pay-for-performance revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

Banner Advertising Revenue. Banner revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements ratably over the contract period.

Operating Expenses

Our principal operating expenses consisted of:

•	search services expenses;

•	product and content development expenses;

•	sales and marketing expenses; and

•	general and administrative expenses.

Search Services Expenses. Our search services expenses consist of payments made to our affiliates and partners that have integrated our pay-for-performance search services into their sites. There are generally two economic structures of the affiliate and partner agreements: fixed payments based on a minimum amount of traffic delivered and variable payments based on the amount of searches or paid clicks associated with affiliate or partner traffic. We expense search services costs under two methods; fixed payments are expensed pro-rata over the term of the agreement and agreements based on a percentage of revenue are expensed based on the underlying revenue multiplied by the agreed upon rate.

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

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising. In 2003, we began to reinvest in marketing and sales efforts as we move forward with our new business model.

General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. As we move forward with our new business model, we will be increasing certain general operating expenses and anticipate a decrease in certain expenses, specifically, professional fees related to costs associated with business advisory services and financial consulting services.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses have consisted primarily of depreciation related to our proprietary software and amortization of a bridge loan. As of December 31, 2004, substantially all of the depreciation related to the proprietary software has been expensed. We expect the depreciation and amortization expense in 2005 to be substantially less than 2004.

Other Income (Expense). Other income (expense) consists primarily of interest earned, net of interest expense. We have invested our cash in money market funds, corporate bonds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk. Interest income will increase over time as proceeds are received from the sale of common and / or preferred stock and the anticipated return to positive cash flow generation later in 2005.

Results of Operations

2004 Compared to 2003

Our results of operations for the years ended December 31, 2004 and 2003 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $3,217,249 for the year ended December 31, 2004, compared to a net loss of $2,870,345 for the year ended December 31, 2003. During the year ended December 31, 2004, we focused on building on the new business model including the management of our quepasa.com website by our Mexican subsidiary, quepasa.com de Mexico, and the advancement of our Internet information search and retrieval software. As a result of generating more revenue during the year ended 2004, we incurred increased costs associated with that revenue. At December 31, 2004, there were 46 employees. During 2003, we concentrated efforts on initiating the new business model including integrating the search technology acquired through our acquisition of Vayala Corporation.

Net Revenue

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the years ended December 31, 2004 and 2003, pay-for-performance revenue accounted for 95% and 82% of total revenue, respectively.

Banner Advertising Revenue. We recognize revenue related to banner advertisements ratably over the contract period. For years ended December 31, 2004 and 2003, banner advertising revenue accounted for approximately 5% and 18% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

We generated $465,481 of revenue related to our new business model in 2004 and in 2003 we generated $5,774 in revenue related to our new business model. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our search and retrieval software. In 2004, our revenue was primarily generated from paid search results. Increases in our advertiser base and number of search partner affiliates were the primary factors in our increase in revenue. In 2003, two advertisers represented 100% of the banner revenue and 44% of total revenue.

Operating Expenses

Search Services Expenses. Our search services expenses increased to $330 thousand during the year ended December 31, 2004, from $19 thousand in during year ended December 31, 2003. These changes are attributable to an increase in our search partner expenses related to our search distribution partner agreements, and correspond to the increases in revenue for the applicable periods.

Sales and Marketing Expenses. Our Sales and marketing expense increased to $427 thousand during the year ended December 31, 2004 from $105 thousand for year ended December 31, 2003. These changes are mainly attributable to an increase in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $158 thousand during the year ended December 31, 2004 from $89 thousand during the year ended December 31, 2003. This increase is attributable to increasing our technology and development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses decreased to $2.3 million during the year ended December 31, 2004 from $2.4 million during the year ended December 31, 2003. This decrease is attributable to the reduction in stock based compensation to $124 thousand for the year ended December 31, 2004, from $871 thousand, consisting of $763 thousand in stock grants and $108 thousand in stock options granted for the year ended December 31, 2003. Partially offsetting these decreases is the increase in professional fees to $801 thousand, comprised mostly of business advisory services of $381 thousand and legal and accounting fees of $244 thousand for the year ended December 31, 2004, from $257 thousand in professional fees for the year ended December 31, 2003. General and administrative salaries increased to $614 thousand from $433 thousand for the years ended December 31, 2004 and 2003, respectively, due to additional staffing requirements. Additionally, all payroll related taxes are recorded as general and administrative expense.

Depreciation and Amortization Expense. Our depreciation and amortization expense increased to $370 thousand during the year ended December 31, 2004 from $271 thousand during the year ended December 31, 2003. These increases are attributable to the increase in basis in the proprietary software during the third quarter of 2003 and also to amortization of loan fees in connection with the acquisition of the bridge loans.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense. Other income (expense) for the year ended December 31, 2004 was ($71) thousand for the year ended December 31, 2004 and $16 thousand for the year ended December 31, 2003. The increased expense is mainly attributable to what ultimately amounted to $64 thousand in amortization of discount on bridge loans and $12 thousand in accrued interest on the bridge loans.

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the first half of 2005.

At December 31, 2004, we had $3.1 million in cash and cash equivalents compared to $38 thousand at December 31, 2003.

Net cash used in operating activities was $1.6 million in 2004 as compared to $1.6 million in 2003. In 2004, net cash used by operations consisted of a net loss of $3.2 million offset by non-cash expenses of $434 thousand in depreciation and amortization plus $544 thousand related to the issuance of stock, stock options and warrants for services. Net cash used by operations in 2003 consisted of the net loss of $2.9 million, which was offset in part by non-cash expenses of $271 thousand in depreciation and amortization plus $871 thousand in stock compensation expense.

Net cash used in investing activities was $95 thousand in 2004 as compared to net cash used by investing activities of $107 thousand in 2003. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $4.7 million in 2004 as compared to $468 thousand in 2003. In 2004, we received $4.0 million, net of commissions from the from the issuance of common stock, $532 thousand, net of commissions from the issuance of preferred stock and $225 thousand, net of commissions, from the from the issuance of notes payable. In 2003, we received $408 thousand from the issuance of common stock and $50 thousand, net of commissions from the issuance of preferred stock.

In January 2005, we received $435 thousand, net of commissions, related to the issuance of common stock.

We expect to continue to incur costs, particularly general and administrative costs during 2005, and do not expect sufficient revenue to be realized to offset these costs for the first half of 2005. We believe that our cash on hand, proceeds from the issuance of common stock and preferred stock, and revenues generated from the completed information retrieval and management software products, will be sufficient to meet our working capital and capital expenditure needs through 2005. If sufficient revenues are not generated to meet our operating needs, we believe it will be necessary to raise additional capital. In the event revenues are insufficient and we are not able to raise capital, our ability to continue operations will be severely impacted and could have a significant adverse effect on our business and us.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock.

We currently account for our stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. As a result of the implementation of SFAS123R, we may incur significant stock-based compensation expenses. For a discussion of the pro forma effect on our earnings for the three-year period ended December 31, 2004, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “Stock-Based Compensation” in Note 1 of Notes to the Consolidated Financial Statements.

In December 2004 the FASB issued SFAS No. 153 “Exchange of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of
SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

Interest Rate Risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities in its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. As of December 31, 2004, a 10 basis point change in interest rates would have an immaterial effect to our consolidated financial statements.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quepasa Corporation and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Quepasa Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quepasa Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 11, 2004

Denver, Colorado

QUEPASA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,069,571
Accounts receivable—trade	4,363
Accounts receivable—other	267
Prepaid expenses	17,654

Total current assets	3,091,855

NON-CURRENT ASSETS:
Property and equipment—net	234,159
Deposits	27,535

Total noncurrent assets	261,694

Total assets	$3,353,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$144,301
Accrued and other current liabilities	55,345
Dividends payable	49,247
Commissions payable	347,588
Deferred revenue	164,788
Current portion of long-term debt	7,473

Total current liabilities	768,742

LONG-TERM DEBT—net of current portion	29,388

Total liabilities	798,130

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; 3,337 shares issued and outstanding at December 31, 2004 (liquidation preference of $217,855)	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; 6,851,395 shares issued and outstanding	6,852
Additional paid-in capital	111,958,894
Accumulated deficit	(109,618,165)
Foreign currency translation adjustment	(10,017)

Total stockholders' equity	2,555,419

Total liabilities and stockholders' equity	$3,353,549

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2004	2003
REVENUES	$465,481	$5,774

OPERATING COSTS AND EXPENSES:
Search services expenses	330,278	19,015
Sales and marketing expenses	426,601	104,775
Product and content development expenses	157,625	89,278
General and administrative	2,327,146	2,407,331
Depreciation and amortization	370,497	271,232

	3,612,147	2,891,631

LOSS FROM OPERATIONS	(3,146,666)	(2,885,857)

OTHER INCOME (EXPENSE):
Interest income and other	7,430	18,496
Interest expense	(78,013)	(2,984)

TOTAL OTHER INCOME (EXPENSE)	(70,583)	15,512

NET LOSS	(3,217,249)	(2,870,345)
Preferred stock dividends	(64,160)	—
Deemed preferred stock dividend	—	(34,286)

Net loss attributable to common stockholders	$(3,281,409)	$(2,904,631)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.70)	$(1.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	4,612,198	2,294,592

NET LOSS	$(3,217,249)	$(2,870,345)
Foreign currency translation adjustment	5,379	(3,720)

COMPREHENSIVE LOSS	$(3,211,870)	$(2,874,065)

See notes to consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2002	300	$29,980	1,476,065	$1,476	$105,135,054	$(103,432,125)	$(11,676)	$1,722,709
Effect of reverse split	—	—	205	—	—	—	—	—
Issuance of stock and stock options in acquisition	—	—	1,317,332	1,318	247,778	—	—	249,096
Deemed preferred stock dividend	—	—	—	—	34,286	(34,286)	—	—
Issuance of stock and stock options for compensation	—	—	525,000	525	870,782	—	—	871,307
Return and cancellation of stock from employees	—	—	(200,000)	(200)	200	—	—	—
Issuance of stock and warrants for cash	500	50,000	400,000	400	407,100	—	—	457,500
Conversion of preferred stock to common stock	(800)	(79,980)	88,000	88	79,892	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3,720)	(3,720)
Net loss	—	—	—	—	—	(2,870,345)	—	(2,870,345)

Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Issuance of common stock for cash, net of offering costs of $1,396,938	—	—	2,262,831	2,263	2,938,949	—	—	2,941,212
Issuance of common stock for services	—	—	115,000	115	216,769	—	—	216,884
Issuance of preferred stock for cash, net of offering costs of $82,875	7,373	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	1,159,611	—	—	1,159,611
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Issuance of common stock for preferred dividends	—	—	12,138	12	14,901	(14,913)	—	—
Accrued dividends to preferred stockholders	—	—	—	—	—	(49,247)	—	(49,247)
Exchange of common for preferred	10,002	999,730	(768,225)	(768)	(998,962)	—	—	—
Conversion of preferred to common	(16,538)	(1,564,000)	1,344,552	1,344	1,562,656	—	—	—
Issuance of stock options for compensation	—	—	—	—	26,000	—	—	26,000
Exercise of common stock options	—	—	219,522	220	155,769	—	—	155,989
Foreign currency translation adjustment	—	—	—	—	—	—	5,379	5,379
Net loss	—	—	—	—	—	(3,217,249)	—	(3,217,249)

Balance—December 31, 2004	3,337	$217,855	6,851,395	$6,852	$111,958,894	$(109,618,165)	$(10,017)	$2,555,419

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,217,249)	$(2,870,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370,497	271,232
Amortization of discount on note payable	64,000	—
Warrants issued for professional services	256,396	—
Issuance of additional common shares required in offering	44,168	—
Issuance of common stock for services	216,884	763,000
Issuance of common stock options for compensation	26,000	108,307
Forgiveness of forgivable loans	17,000	11,000
Change in assets and liabilities:
Receivables	18,701	(22,462)
Prepaid expenses and other assets	(9,337)	229,115
Accounts payable and other current liabilities	454,504	(161,028)
Deferred revenue	143,242	21,546

Net cash used in operating activities	(1,615,194)	(1,649,635)

INVESTING ACTIVITIES:
Issuance of notes receivable	(17,000)	(11,000)
Purchase of property and equipment	(78,487)	(96,429)

Net cash used in investing activities	(95,487)	(107,429)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of commissions of $115,375	532,125	50,000
Proceeds from issuance of common stock, net of commissions of $493,723	4,000,416	407,500
Proceeds from issuance of notes payable, net of commissions of $25,000	225,000	—
Proceeds from short term note payable	—	16,000
Payments on notes payable	(20,610)	(5,366)
Minority interest	—	(48)

Net cash provided by financing activities	4,736,931	468,086

Foreign currency translation adjustment	5,379	(3,720)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,031,629	(1,292,698)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,942	1,330,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,069,571	$37,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,913	$2,984
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

In January 2004, the Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

In March 2004, the Company granted 20,000 common stock options valued at $26,000 to an employee in lieu of cash compensation pursuant to an employment agreement.

In April and May 2004, the Company issued an aggregated amount of 200,000 warrants valued at $256,396 for professional business advisory services.

In April 2004, the Company issued 33,975 common shares valued at $44,168 as consideration for extending the services related to a private placement.

In April 2004, the Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services related to a private placement.

In April 2004, the Company issued 2,500 shares of preferred stock as satisfaction of outstanding bridge loans of $250,000.

In April 2004, the Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash.

Non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

In July 2004, the Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

In August and December 2004, the Company issued an aggregate amount of 52,500 shares of common stock valued at $98,134 to certain employees for compensation.

In September and December 2004, the Company issued an aggregate amount of 338,000 warrants valued at $903,215 related to the cost of raising capital.

In December 2004, the Company recorded accrued dividends of $49,247 related to the preferred stock.

During 2004, certain stockholders exchanged 768,225 common shares valued at $999,730 for 10,002 preferred shares.

During 2004, certain stockholders converted 16,538 preferred shares valued at $1,564,000 to 1,344,552 common shares.

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

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Revenue Recognition

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. During the last quarter of 2003, the Company began to generate revenue under this new business model. Additional revenue growth has been generated during the year ended December 31, 2004.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was approximately $15,020 and $3,200 respectively.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The Company currently accounts for its stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. For a discussion of the pro forma effect on the Company’s earnings for the two-year period ended December 31, 2004, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “Stock-Based Compensation” in Note 1 of Notes to the Consolidated Financial Statements.

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 “Exchange of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaids and accounts payable approximated fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2004 and 2003 because interest rates on these instruments approximate market interest rates.

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

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

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

	For the Years Ended December 31,
	2004	2003
Net loss as reported	$(3,217,249)	$(2,870,345)
Total stock-based compensation expenses determined under fair value accounting, net of tax effects.	(248,333)	(2,657,598)

Pro forma net loss under SFAS 123	$(3,465,582)	$(5,527,943)

Net loss per common share
As reported	$(0.70)	$(1.25)
Pro forma	$(0.75)	$(2.41)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2004	2003
Approximate risk free rate	4.5%	4.5%
Average expected life	3 years	3 years
Dividend yield	0%	0%
Volatility	274%	276%
Estimated per share weighted average fair value of total options granted	$1.51	1.16

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 2—Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $109.6 million through December 31, 2004.

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. The new revenue model includes offering Internet search and retrieval capacities for “wholesale” users, and paid link capabilities for advertisers. Because the Company intends to target online content providers who in turn service a large number of users, the Company believes it can limit its advertising and marketing expenses. In order to generate significant revenue in the future, the Company must continue to enhance and make more robust its information retrieval and successfully direct marketing to potential advertising customers and distribution partners. The Company intends to price the retrieval and information technology services competitively against other retrieval companies.

During 2004, we obtained gross proceeds of $4.8 million from the combination of our equity financing agreements signed in January, August and November 2004 and funds received directly from accredited investors found apart from these financing agreements. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

The Company expects to continue to incur costs, particularly general and administrative costs during 2005, and does not expect sufficient revenue to be realized to offset these costs until later in 2005. The Company believes that its current cash balances, cash generated from its operations, and its financing activities are sufficient to finance its business objective through the next twelve months.

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

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 4—Balance Sheet Disclosures

Property and equipment consist of the following at December 31, 2004:

Software	$489,449
Computer equipment	196,886
Vehicles	116,382
Office furniture and equipment	56,498
Other equipment	10,038

Subtotal cost	869,253
Less accumulated depreciation and amortization	(635,094)

Net property and equipment	$234,159

Accrued and other current liabilities consist of the following at December 31, 2004:

Payroll taxes	$38,299
Other accrued expenses	17,046

Total	$55,345

Note 5—Long-Term Debt

Long-term debt consists of the following at December 31, 2004:

Note payable to a financing company, due in monthly installments of $804 including	$36,861
principal and interest at 6.61% through May 2009, secured by a vehicle.
Less current portion	(7,473)

$29,388

Maturities of long-term obligations are as follows:

Year Ending December 31,
2005	$7,473
2006	8,092
2007	8,490
2008	9,069
2009	3,737

$36,861

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating leases. Rent expense for these leases was:

Year Ended December 31,
2004	$146,696
2003	$95,971

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2005	$78,200

Employment Agreements

The Company has entered into employment and other agreements with all of its employees and all of its executive officers and non-employee directors. During 2004 and 2003, the Company satisfied all its obligations under these agreements. The agreements are for terms varying from one to two years with its employees and call for base salaries of no higher than $120,000, which was the salary of the Company’s chief executive officer for the year ended December 31, 2004.

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

On March 14 2005, Mr. Craig Behar, filed case no. CV2005-004439 against Quepasa Corporation, et. al., in the Maricopa County Superior Court at Phoenix, AZ. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged employment agreement. The action seeks damages under various causes of action, in amounts up to $418,700.

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

Note 7—Stockholders’ Equity

On June 21, 2004, the Company filed a Registration Statement under the Securities Act of 1933 for an aggregate of 2,515,096 shares of common stock for sale, comprised of 651,231 shares of common stock, 1,463,865 shares of common stock issuable upon conversion of preferred stock and 400,000 shares of common stock issuable upon exercise of common stock warrants. On July 6, 2004, the Registration Statement was declared effective by the Securities and Exchange Commission.

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Common Stock Transactions

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

In August and September 2003, the Company issued a total of 300,000 shares of common stock for cash of $307,500 to three accredited private investors.

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

In September and December 2003, the Company issued a total of 88,155 options valued at $108,307 to purchase the common stock of the Company as compensation to an employee of the Company.

In December 2003, the Company issued 88,000 shares of common stock upon conversion of $79,980 of convertible preferred stock.

In January 2004, the Company initiated an offering of common stock, $.001 par value, under an Financial Advisory Services Agreement with a proposed closing date of April 9, 2004. During the year ended December 31, 2004, the Company issued 739,500 shares of common stock under this agreement for proceeds of $865,215, net of commissions of $96,135.

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

In September 2004, the Company initiated a second offering of its common stock under a new Financial Advisory Services Agreement, under which the Company issued 250,000 units for proceeds of $450,000, net of commissions of $50,000. Each unit is comprised of two shares of common stock and one warrant, resulting in the issuance of 500,000 shares of common stock and 250,000 warrants valued at $317,168. The warrants are exercisable by the holders at $2.00 per share through December 31, 2007. In addition, the Company issued warrants to the placement agent valued at $70,930 which is included in additional paid-in capital and also recorded as a cost of raising capital.

In November 2004, the Company initiated a third offering of its common stock under a Selling Agreement, under which the Company issued 427,800 units for proceeds of $2,326,162, net of commissions of $347,588. Each unit is comprised of two shares of common stock and one warrant, for .4 of 1 share of common stock, resulting in the issuance of 855,600 shares of common stock and 342,240 warrants valued at $974,029. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007. In addition, the Company issued 278,000 warrants to the selling agents valued at $832,285 which is included in additional paid-in capital and also recorded as a cost of raising capital. Subsequent to December 31, 2004, the Company issued an additional 80,000 units resulting in the issuance of 160,000 shares of common stock and 64,000 warrants for proceeds of $435,000, net of commissions of $65,000.

During 2004, the Company issued 52,500 shares of common stock to 9 employees as compensation valued $98,134. In addition, the Company issued 62,500 shares of common stock valued at $118,750 for professional services.

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

During the year ended December 31, 2004, the Company issued 167,731 shares of common stock for cash of $203,050 to accredited private investors, 219,522 shares of common stock for cash of $155,989 upon exercise of stock options, and 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable.

Subsequent to December 31, 2004, the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000.

Private Placement—Preferred Stock

In November 2002, the Company initiated an offering of up to $2,000,000 of 9.5% convertible, no par value, non-cumulative preferred stock at $100 per share under a Private Placement Memorandum. The preferred stock was convertible into common stock at any time at a 30% discount from the sales price of the common stock on the closing date of the conversion. The Company received $50,000 in January 2003 for the issuance of 500 shares of preferred stock under this private placement. In December of 2003, all outstanding preferred stock was converted into 88,000 shares of common stock. There was no preferred stock outstanding as of December 31, 2003.

In February 2004, the Company initiated an offering of up to $2,000,000 of its 10% convertible redeemable, no par value, Series A preferred stock at $100 per share under a Private Placement Memorandum. Dividends are required to be paid semi-annually at a rate of 10% in shares of the Company’s common stock. Through this offering, the Company received $564,625, net of commissions of $82,875, for the issuance of 7,373 shares of preferred stock and received $217,500, net of commissions of $32,500 for the issuance of 2,500 shares of preferred stock as satisfaction of the outstanding bridge loans of $250,000.

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

In May 2004, the Company offered an Exchange Agreement whereby certain investors could exchange their aggregate common shares for preferred stock at an equivalent value. As of December 31, 2004, the Company had received subscriptions to 10,002 shares of preferred stock in exchange for 768,255 shares of common stock valued at $999,730. As of December 31, 2004, all the available common shares have been exchanged for preferred shares under this agreement.

Pursuant to the PPM, the preferred shareholders may convert their shares into common stock at anytime. In addition, the Company has the right to cause the Investors in preferred shares to convert to common stock at any time after the closing price of the Company’s stock has closed at or above $1.95 for 20 consecutive trading days. As of December 31, 2004, the Company has not caused the Investors to convert their outstanding shares of preferred stock. The preferred stock has a conversion price of $1.23 which is 75% of the average closing price of the common stock for the ten days preceding the effective date of the Registration Statement (July 6, 2004) under the Securities Act of 1933.

As of December 31, 2004, certain preferred shareholders have elected to convert 16,538 shares of preferred stock valued at $1,564,000 to 1,344,522 shares of common stock.

In December 2004, the Company recorded accrued dividends of $49,247 related to the preferred stock.

Subsequent to December 2004, certain preferred shareholders have elected to convert 815 shares of preferred stock valued at $81,500 to 66,260 shares of common stock.

Stock Options

In October 1998, the Company adopted and later amended a Stock Option Plan (the “Plan”), which provides for the granting of options to officers, directors, and consultants. The plan permits the granting of “incentive stock options” meeting the requirements of Section 422A of the Internal Revenue Code as well as “nonqualified” which do not satisfy the requirements of that section. 6,000,000 shares of common stock have been reserved under the plan for the granting of options. The Plan will be in effect until November 1, 2009, unless extended by the Company’s stockholders. The options are generally exercisable to purchase stock for a period of ten years from the date of grant.

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

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

Stock-based compensation totaled $124,134 and $871,307 for the years ended December 31, 2004 and 2003, respectively, and is classified as sales and marketing, product and content development and general and administrative expenses in the accompanying financial statements.

The following table presents the activity for options outstanding:

	Common Stock Options	Weighted Average Exercise Price
Outstanding—December 31, 2002	107,125	$134.200
Granted	3,003,399	1.150
Forfeited/canceled	(105,250)	136.000
Exercised	(718,544)	0.002

Outstanding—December 31, 2003	2,286,730	$1.540
Granted	265,000	1.260
Forfeited/canceled	(840,833)	1.600
Exercised	(219,522)	0.710

Outstanding—December 31, 2004	1,491,375	$1.570

On August 4, 2003, the shareholders of the Company approved to effect a reverse split of our Common Stock. The reverse split, as approved, combined our outstanding Common Stock on a 1 share for 20 shares basis.

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	20,000	$0.75	6.6	—	$—
$1.25—$1.50	390,000	$1.40	6.3	285,000	$1.39
$1.60	1,079,500	$1.60	5.7	1,079,500	$1.60
$30.00	1,875	$30.00	3.9	1,875	$30.00

Total—December 31, 2004	1,491,375	$1.57	6.4	1,366,375	$1.60

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

In December 2003, the Company issued 200,000 warrants to purchase shares of common stock at the price of $2.60 that expire on December 31, 2005.

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

As compensation for financial advisory services under a Financial Advisory Agreement, the Company issued three 25,000 warrant packages valued at $72,245 in total during the year ended December 31, 2004. The Company has accounted for the warrants as professional services and they are included in general and administrative expenses. The warrants are for the purchase of common stock and are exercisable for two years at prices of $1.50, $2.00 and $2.50 and expire ratably in February, March and April 2006. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 154%, and expected life of two years.

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

In September 2004, the Company issued to investors 250,000 warrants valued at $317,168 related to a private placement. The warrants are a part of the units offered to investors where each unit consisted of two shares of common stock and one warrant. The warrants are exercisable by the holders at $2.00 per share through December 31, 2007.

In December 2004, as compensation related to the third offering of common stock, the Company issued 278,000 warrants valued at $832,285. The Company has accounted for the warrants as a cost of raising capital and included the value in additional paid in capital. The warrants are for the purchase of common stock and are exercisable for two years at a price of $4.50 and expire in January 2007. The warrants were valued using the Black-Scholes option-pricing model using assumptions as follows: expected dividend yield 0%, risk free interest rate of 4.5%, expected volatility 172%, and expected life of two years.

On December 30, 2004, the Company issued to investors 342,240 warrants valued at $974,029 related to a private placement. The warrants are a part of the units offered to investors where each unit consisted of two shares of common stock and one warrant for .4 of 1 of common stock. The warrants are for the purchase of common stock and are exercisable for two years at a price of $4.50 and expire in January 2007.

Subsequent to December 31, 2004, the Company issued 64,000 warrants valued at $182,146 related to the above private placement.

Note 8—Income Taxes

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

At December 31, 2004, the Company had net operating losses of approximately $68,620,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating loss, which expires at various times starting in 2017 through 2024, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

	2004	2003
Expected tax benefit	$(1,094,000)	$(976,000)
Effect of permanent differences	33,000	37,000
Change in valuation allowance for deferred tax assets	1,490,000	980,000
State tax benefit, net of federal provision (benefit)	(112,000)	(100,000)
Other	(317,000)	59,000

Income tax expense	$—	$—

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

	December 31,
	2004	2003
Net operating loss	$26,419,000	$24,950,000
Deferred revenue	63,000	—
Fixed assets	(42,000)	—

Total net deferred tax assets	26,440,000	24,950,000
Valuation allowance for deferred tax assets	(26,440,000)	(24,950,000)

Net deferred tax asset	$—	$—

Note 9—Loss Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2004	2003
Net loss	$(3,217,249)	$(2,870,345)
Basic earnings per share-weighted average shares	4,612,198	2,294,592
Basic and diluted loss per common share	$(0.70)	$(1.25)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation. Such anti-dilutive potential shares amounted to 1,491,375 and 2,506,730 at December 31, 2004 and 2003, respectively.

Note 10—Related Party Transactions

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

During 2004 and 2003, the Company made forgivable loans to employees of the Company totaling $17,000 and $11,000 respectively, all of which have been forgiven as of December 31, 2004.

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 11—Quarterly Financial Data—Unaudited

A summary of the quarterly data for the years ended December 31, 2004 and 2003 follows (in thousands, except net loss per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Revenue	$24	$104	$216	$121	$465
Operating expenses	$662	$1,170	$893	$887	$3,612
Loss from operations	$(638)	$(1,066)	$(677)	$(766)	$(3,147)

Net loss	$(657)	$(1,118)	$(676)	$(766)	$(3,217)

Net loss per share, basic and diluted	$(0.17)	$(0.25)	$(0.15)	$(0.13)	$(0.70)

2003
Revenue	$0	$0	$0	$6	$6
Operating expenses	$334	$471	$1,492	$595	$2,892
Loss from operations	$(334)	$(471)	$(1,492)	$(589)	$(2,886)

Net loss	$(324)	$(469)	$(1,489)	$(588)	$(2,870)

Net loss per share, basic and diluted	$(0.22)	$(0.29)	$(0.62)	$(0.12)	$(1.25)

Note 12—Business Segment Information

The Company conducts operations in the United States of America through the parent company, Quepasa Corporation, and in Mexico through the Company’s Mexico-based subsidiary, quepasa.com de Mexico, which operates and manages the quepasa.com web site. The following presents segment information, by geographic area, for the Company for 2004 and 2003 (in thousands).

	United States	Mexico	Total
2004
Revenues	$465	$—	$465
Loss from operations	(3,111)	(36)	(3,147)
Other income (expense)	(71)	—	(71)
Net loss	$(3,181)	$(36)	$(3,217)
Depreciation and amortization	$350	$20	$370
Capital expenditures	$53	$31	$84
Identifiable assets at December 31, 2004	$3,272	$82	$3,354

2003
Revenues	$6	$—	$6
Loss from operations	(2,620)	(266)	(2,886)
Other income (expense)	16	—	16
Net loss	$(2,604)	$(266)	$(2,870)
Depreciation and amortization	$252	$19	$271
Capital expenditures	$345	$—	$345
Identifiable assets at December 31, 2003	$506	$73	$579

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 13—Subsequent Events

On January 3, 2005, the Company issued 160,000 shares of common stock valued at $435 thousand, net of commissions, related to a private placement (Note 7 Common Stock Transactions)

On January 13, 2005, the Company issued 40,053 shares of common stock valued at $49,247 for preferred stock dividends.

On February 4, 2005, Brian Lu, resigned as a Director of the Company.

On March 3, 2005, Fernando Ascencio, President of Quepasa Corporation, was appointed Chief Executive Officer.

Subsequent to December 2004, certain preferred shareholders have elected to convert 815 shares of preferred stock valued at $81,500 to 66,260 shares of common stock.

On March 14 2005, Mr. Craig Behar, filed case no. CV2005-004439 against Quepasa Corporation, et. al., in the Maricopa County Superior Court at Phoenix, AZ. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged employment agreement. The action seeks damages under various causes of action, in amounts up to $418,700.

The Company has reviewed the claims with its counsel, finds the claims to be wholly without merit, and intends to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce the Company to settle the action rather than litigate it.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

In connection with the audit of the year ended December 31, 2004, the Company’s auditors communicated to the Registrant matters it considered to be material weaknesses in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be overextended, coupled with selected equity transactions not being documented in a manner which provided for accurate and timely financial reports. These circumstances contributed to certain liability accounts not being recorded and/or reconciled on a timely basis, certain complex equity transactions either not being recorded correctly or not being recorded at all and certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff and processes.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended December 31, 2006 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2004 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Position	Officer or Director Since

Jeffrey S. Peterson	32	Chairman of the Board of Directors	From 1997 to 1999 and April 2002
Fernando Ascencio	54	President and Chief Executive Officer	2004
Charles B. Mathews	40	Chief Financial Officer and Chief Operating Officer	2004
Juan Carlos Arellano	39	Director	2004
Marco Delgado	28	Director	2004

Mr. Peterson is a Class A director, Mr. Arellano is a Class B director and Mr. Delgado is a Class C director. Class A directors serve for terms of three years, the Class B director will serve for an initial term of two years and thereafter, Class B directors will be elected for terms of three years, and the Class C director will serve for an initial term of one year and thereafter, Class C directors will be elected for terms of three years. Our officers are elected by, and serve at the discretion of, the Board of Directors. Our full Board of Directors acts as our Audit Committee. Michael D. Silberman and David Hansen resigned from our Board of Directors in April 2004, and Messrs. Arellano and Delgado were appointed at that time. On February 4, 2005, Brian Lu resigned from our Board of Directors.

Jeffrey S. Peterson has been our Chairman since April 2002 and Chief Executive Officer from April 2002 to March 2005. From June 1999 to June 2001, Mr. Peterson managed his personal investments. Mr. Peterson founded us and was our Chairman and Chief Executive Officer from May 1998 to June 1999 when he was appointed Chief Technology Officer. He was also our Chief Technology Officer from July 1997 until May 1998 and our President in June 1999. From January 1997 to June 1997, Mr. Peterson served as co-owner of NetCentury, an Internet design firm he founded. Mr. Peterson is an experienced Modula, Java and C++ programmer, who has been involved in the programming and operations of computers and digital communications for over 20 years. He has developed software applications for operating systems and digital platforms, beginning with Cp/M based systems in the early 1980s to Unix (Sun Solaris, BSD, Linux, Irix) and Windows NT. Mr. Peterson is bilingual in English and Spanish. Mr. Peterson has received national and international media attention for his accomplishments in the technology sector, currently serves on the board of directors of several privately-held technology related companies in both the United States and Latin America and serves as a technology consultant to the government of Mexico. In July 2003, Mr. Peterson was appointed by Arizona Governor Janet Napolitano to the Board of Directors of the Arizona—Mexico Commission.

Fernando Ascencio has been employed by us from time to time since 1999 and became our President in January 2004. Mr. Ascencio was appointed Chief Executive Officer in March 2005. Mr. Ascencio has considerable experience in strategic content and Hispanic business development. He helped grow the Univision Channel 33 News Department from 1987 to 1997. He held a number of senior positions at Univision, including News Anchor, Reporter, Producer and News Director. From 1997 to 1999 he was employed by ABC Channel 15 in Phoenix, Arizona in the News Department where he contributed his Hispanic and news media experience. In 2001 he was named the Vice President of News and Programming Development for Continental Radio Broadcasting where he helped launch a new Hispanic radio network based in Las Vegas, Nevada. Mr. Ascencio has an educational background in computers, broadcasting and accounting and holds an MBA from the University of Phoenix in Phoenix, Arizona.

Charles B. Mathews was appointed our Chief Financial Officer in March 2004 and our Chief Operating Officer and Chief Financial Officer in June 2004. From 2000 until he joined us, he was the managing member of Mathews & Mann, LLC, an accounting and business consulting firm in Phoenix, Arizona. From 1995 to 2000, Mr. Mathews served as Controller of a subsidiary of Consolidated Graphics. Mr. Mathews, a CPA, earned his B.A. in business administration from Alaska Pacific University and an M.B.A. from Arizona State University.

Juan Carlos Arellano has been a mortgage broker and private investor in the Phoenix, Arizona area since 1993.

Marco Delgado has been a Content Editor for Quepasa.com de Mexico, S.A. de C.V., our wholly-owned subsidiary which operates in Sonora, Mexico since September 2002. From June 2001 to September 2002, he was Chief Editor for Editorial Adcebra, a publisher of business magazines in Mexico City. From April 2000 to June 2001, he was a content editor for Microsoft Latinamerica in Monterrey, Nuevo Leon, Mexico. Mr. Delgado received his Bachelor’s degree from the Instituto Tecnologico in Monterrey, Nuevo Leon, Mexico.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

Effective October 1, 2004, Mr. Peterson receives a cash salary of $1.00 per year. No executive officer receives a cash salary in excess of $100,000 annually. In 2004, Mr. Peterson received a cash salary of $120,000. In 2003, Mr. Peterson received a cash salary of $120,000 and was granted 900,000 stock options under our stock option plan.

The following table provides certain summary information concerning the compensation earned by our chief executive officer, president and chief financial officer for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2004, and 2003.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Jeffery S. Peterson	2004	$120,000	$0	$441	0	$0
Chairman and Chief Executive Officer	2003	$120,000	$0	$2,114	900,000	$23,000

Fernando Ascencio	2004	$70,000	$0	$0	35,000	$0
President	2003	$60,256	$0	$0	37,500	$0

Charles B. Mathews	2004	$63,333	$0	$0	50,000	$0
Chief Financial Officer and
Chief Operating Officer

John T. Kurtzweil	2004	$0	$0	$26,000	20,000	$0
Interim Chief Financial Officer	2003	$0	$0	$108,307	130,855	$0

Director Compensation

Our non-employee directors may receive compensation for their services as directors and reimbursed for out-of-pocket expenses incurred in attending Board meetings and have been granted stock options.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock (and stock options exercisable within 60 days) by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and (iii) all directors and officers as a group. The persons listed in the table have sole voting and investment powers with respect to the shares of Common Stock and the address of each person is in care of us.

Name	Amount of Ownership(1)	Percent of Class
Jeffrey S. Peterson	1,609,235	22.6%
Fernando Ascencio	92,500	1.3%
Charles B. Mathews	50,000	7%
Juan Carlos Arellano	0	0%
Marco Delgado	5,000	1%
William D. Witter, Inc.	512,000	7.2%
All officers and directors as a group (5 persons)	1,756,735	24.7%

(1)	Includes stock options exercisable within 60 days from the date hereof.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

(1) Index to Financial Statements

The financial statements included in Part II, Item 7 of this document are filed as part of this report.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this report. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related

(b) Reports on Form 8-K.

On September 27, 2004, we filed a report on Form 8-K announcing the completion of a private placement.

On October 13, 2004, we filed a report on Form 8-K announcing an amendment to Jeffrey S. Peterson’s employment agreement.

On December 3, 2004, we filed a report of Form 8-K announcing the commencement of a private placement.

(c) Exhibits:

Exhibit Number	Description of Document
3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant, as amended(1)

4.01	1998 Stock Option Plan of the Registrant, as amended, and forms of Option Agreements(1)

23.01	Consent of Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-74201).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Quepasa Corporation’s annual financial statements and for the review of financial statements included in 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $77,600 and $51,071 for the years ended December 31, 2004 and December 31, 2003 respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Quepasa Corporation’s financial statements that are not reported above were $1,063 for the year ended December 31, 2004 and consisted of reviewing the Company’s annual proxy statement. The fees related to the year ended December 31, 2003 of $950 were for general accounting and consulting services.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $10,488 for the year ended December 2003 and $8,023 for the year ended
December 31, 2004.

All Other Fees

The other aggregate fees billed for the years ended December 31, 2004 and December 31, 2003 were $6,220 and $12,790 respectively. These fees were for related to the filing of a registration statement, merger and acquisition activity and general consulting work for new accounting regulations and their application for the Company.

QUEPASA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on March 28, 2005.

Quepasa Corporation

/s/ Fernando Ascencio
Fernando Ascencio Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Jeffrey S. Peterson Jeffrey S. Peterson	Chairman of the Board of Directors	March 28, 2005

/s/ Fernando Ascencio Fernando Ascencio	Chief Executive Officer, President	March 28, 2005

/s/ Charles B. Mathews Charles B. Mathews	Chief Financial Officer, Chief Operating Officer	March 28, 2005

/s/ Marco Delgado Marco Delgado	Director	March 28, 2005

/s/ Juan Carlos Juan Carlos	Director	March 28, 2005

S-1