Form 10QSB
period 2005-03-31
QUEPASA CORP
filed 2005-05-16
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock as of April 26, 2005 was 7,127,050 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,618,263	$3,069,571
Accounts receivable - trade	10,263	4,363
Accounts receivable - other	3,805	267
Prepaid expenses	2,931	17,654

Total current assets	2,635,262	3,091,855

NON-CURRENT ASSETS:
Property and equipment - net	234,430	234,159
Deposits	28,035	27,535

Total noncurrent assets	262,465	261,694

Total assets	$2,897,727	$3,353,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$198,945	$144,301
Accrued and other current liabilities	40,125	55,345
Dividends payable	—	49,247
Commissions payable	—	347,588
Deferred revenue	207,290	164,788
Current portion of long-term debt	6,945	7,473

Total current liabilities	453,305	768,742

LONG-TERM DEBT - net of current portion	27,493	29,388

Total liabilities	480,798	798,130

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding 2,407 shares (March 31, 2005) (liquidation preference of $124,855) and 3,337 (December 31, 2004)	124,855	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 7,127,050 shares (March 31, 2005) and 6,851,395 (December 31, 2004)	7,127	6,852
Additional paid-in capital	112,535,874	111,958,894
Accumulated deficit	(110,238,761)	(109,618,165)
Foreign currency translation adjustment	(12,166)	(10,017)

Total stockholders’ equity	2,416,929	2,555,419

Total liabilities and stockholders' equity	$2,897,727	$3,353,549

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2005	2004
REVENUES	$126,238	$23,865

OPERATING COSTS AND EXPENSES:
Search services expenses	104,971	4,000
Sales and marketing expenses	88,996	99,959
Product and content development expenses	41,380	33,250
General and administrative	485,858	428,207
Depreciation and amortization	24,823	96,116

	746,028	661,532

LOSS FROM OPERATIONS	(619,790)	(637,667)

OTHER INCOME (EXPENSE):
Interest income and other	4	3,371
Interest expense	(802)	(22,265)

TOTAL OTHER INCOME (EXPENSE)	(798)	(18,894)

NET LOSS	$(620,588)	$(656,561)

Preferred stock dividends	(8)	—

Net loss attributable to common stockholders	$(620,596)	$(656,561)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	7,040,688	3,790,654

NET LOSS	$(620,588)	$(656,561)
Foreign currency translation adjustment	(2,149)	(4,333)

COMPREHENSIVE LOSS	$(622,737)	$(660,894)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
Balance—December 31, 2004	3,337	$217,855	6,851,395	$6,852	$111,958,894	$(109,618,165)	$(10,017)	$2,555,419
Issuance of common stock for cash, net of offering costs of $65,000	—	—	160,000	160	434,840	—	—	435,000
Issuance of common stock for preferred dividends	—	—	40,045	40	49,215	(8)	—	49,247
Conversion of preferred to common	(930)	(93,000)	75,610	75	92,925	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(2,149)	(2,149)
Net loss	—	—	—	—	—	(620,588)	—	(620,588)

Balance—March 31, 2005	2,407	$124,855	7,127,050	$7,127	$112,535,874	$(110,238,761)	$(12,166)	$2,416,929

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(620,588)	$(656,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,823	96,116
Amortization of discount on note payable	—	13,326
Warrants issued for professional services	—	49,427
Issuance of common stock options for compensation	—	26,000
Change in assets and liabilities:
Receivables	(9,438)	(12,207)
Prepaid expenses and other assets	14,223	924
Accounts payable and other current liabilities	(308,164)	3,101
Deferred revenue	42,502	114,805

Net cash used in operating activities	(856,642)	(365,069)

INVESTING ACTIVITIES:
Purchase of property and equipment	(25,094)	—

Net cash used in investing activities	(25,094)	—

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions of $65,000	435,000	540,865
Proceeds from issuance of notes payable	—	225,000
Proceeds from preferred stock subscriptions	—	87,500
Payments on notes payable	(2,423)	(17,932)

Net cash provided by financing activities	432,577	835,433

Foreign currency translation adjustment	(2,149)	(4,333)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(451,308)	466,031
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,069,571	37,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,618,263	$503,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$802	$589
Cash paid for income taxes	—	—

(continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the quarter ended March 31, 2005, the Company had the following transactions:

The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

Certain stockholders converted 930 preferred shares valued at $93,000 for 75,610 common shares.

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

Note 2 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2004 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-KSB as of and for the year ended December 31, 2004, plus other SEC filings made by the Company from time to time.

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $110.2 million through March 31, 2005. There is no assurance that the Company will earn profits in the future.

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

Note 4 – Stockholders’ Equity

Common Stock Transactions

In January 2005, the Company completed an offering of common stock, $.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant, for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock and 64,000 warrants valued at $182,146. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007.

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

Preferred Stock

During in the three months ended March 31, 2005, certain preferred shareholders elected to convert 930 shares of preferred stock valued at $93,000 to 75,610 shares of common stock.

Warrants

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company granted 140,000 stock options during the three months ended March 31, 2004, which expire at various times between January and March 2011. Stock based compensation totaled $0 and $26,000 for the three months ended March 31, 2005 and 2004, respectively.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	For the 3 Months Ended March 31,
	2005	2004
Net loss – as reported	$(620,588)	$(656,561)
Net loss – pro forma	$(620,588)	$(904,894)
Basic loss per common share – as reported	$(.09)	$(.17)
Basic loss per common share – pro forma	$(.09)	$(.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the 3 Months Ended March 31,
	2005	2004
Approximate risk free rate	N/A	4.5%
Average expected life	3 years	3 years
Dividend yield	N/A	0%
Volatility	N/A	274%
Estimated per share weighted average fair value of total options granted	N/A	$1.22

Note 5 – Commitments and Contingencies

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

The following discussion of our financial condition and results of operations for the three months ended March 31, 2005 and 2004 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

At March 31, 2005, we had $2.6 million in cash and cash equivalents compared to $3.1 million at December 31, 2004.

Net cash used in operating activities was $857 thousand for the three months ended March 31, 2005 as compared to $365 thousand for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash used by operations consisted of a net loss of $621 thousand offset by non-cash expenses of $25 thousand in depreciation and amortization. Net cash used by operations for the three months ended March 31, 2004 consisted of the net loss of $657 thousand, which was offset by non-cash expenses of $96 thousand in depreciation and amortization plus $26 thousand in stock compensation expense, $13 thousand in amortization of discount on notes payable, and $49 thousand in warrants issued for professional services.

Net cash used in investing activities was $25 thousand for the three months ended March 31, 2005 as compared to net cash used by investing activities of $0 for the three months ended March 31, 2004. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $433 thousand for the three months ended March 31, 2005 as compared to $835 thousand for the three months ended March 31, 2004. In the three months ended March 31, 2005, we received $435 thousand, net of commissions, from the issuance of common stock. In the three months ended March 31, 2004, we received $541 thousand, net of commissions, from the issuance of common stock, $225 thousand, net of commissions, from the issuance of notes payable and $88 thousand from the issuance of preferred stock.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Results of Operations

Comparison of the three months ended March 31, 2005 with the three months ended March 31, 2004

For the three months ended March 31, 2005 the net loss attributable to common stockholders was $621 thousand compared to a net loss of $657 thousand for the three months ended March 31, 2004. The decreased loss was attributable to the increased revenue we generated and to a decrease in depreciation and amortization expense. These decreases in the net loss were partially offset by an increase in search services costs associated with the new business model as well as the increase in resources associated with the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Revenues

For the three months ended March 31, 2005, the new business model generated revenues of $126 thousand compared to $24 thousand in revenue for the three months ended March 31, 2004. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our proprietary search and retrieval software. For the three months ended March 31, 2005, our revenue was primarily generated from two principal sources: revenue earned from “pay-for-performance” insertion of results from our search engine based on proprietary technologies and the sale of advertising on our web site.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended March 31, 2005 and 2004, pay-for-performance revenue accounted for 100% and 17% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended March 31, 2005 and 2004, banner advertising revenue accounted for 0% and 83% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended March 31, 2005 were $746 thousand an increase from $662 thousand for the three months ended March 31, 2004. The increased expenses are principally attributable to the increase in search services expenses to $105 thousand for the three months ended March 31, 2005, from $4 thousand for the three months ended March 31, 2004, an increase in general and administrative expenses to $486 thousand for the three months ended March 31, 2005, from $428 thousand for the three months ended March 31, 2004, and a decrease in depreciation and amortization expense to $25 thousand for the three months ended March 31, 2005 from $96 thousand for the three months ended March 31, 2004.

Search Services Expenses. Our search services expenses increased to $105 thousand in the three months ended March 31, 2005 from $4 thousand in the three months ended March 31, 2004. This change is attributable to an increase in our search partner expenses and results from our new search distribution partner agreements. The new search partner agreements have contributed to the increases in revenue for the three months ended March 31, 2005.

Sales and Marketing Expenses. Our Sales and marketing expense decreased to $89 thousand in the three months ended March 31, 2005 from $100 thousand for the three months ended March 31, 2004. These changes are mainly attributable to reductions in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $41 thousand in the three months ended March 31, 2005 from $33 thousand in the three months ended March 31, 2004. This increase is attributable to increasing our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $486 thousand in the three months ended March 31, 2005 from $428 thousand in the three months ended March 31, 2004. This increase is mainly attributable to increases in advertising expense, rent expense and general and administrative salaries. Advertising expense increased to $37 thousand for the three months ended March 31, 2005, from $2 thousand for the three months as the Company expands its promotion of our site and services. Rent expense increased to $45 thousand for the three months ended March 31, 2005, from $28 thousand for the three months ended March 31, 2004 due to the expansion of our office space. General and administrative salaries increased to $164 thousand for the three months ended March 31, 2005, from $122 thousand for the three months ended March 31, 2004 due to additional staffing requirements. Partially offsetting these increases is the reduction in professional fees to $100 thousand for the three months ended March 31, 2005, from $128 thousand for the three months ended March 31, 2004.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $25 thousand in the three months ended March 31, 2005 from $96 thousand for the three months ended March 31, 2004. This decrease is attributable to the decrease in depreciation associated with our proprietary software which was fully depreciated at December 31, 2004, and the decrease in amortization expense associated with a bridge loan.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense was ($1) thousand in the three months ended March 31, 2005 and ($19) thousand in the three months ended March 31, 2004. The decreased expense is mainly attributable to the elimination of $13 thousand in amortization of discount on bridge loans and $9 thousand in accrued interest on the bridge loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended March 31, 2005, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

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

In January 2005, the Company completed an offering of common stock, $.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant, for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock and 64,000 warrants valued at $182,146. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007.

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

During the three months ended March 31, 2005, certain preferred shareholders elected to convert 930 shares of preferred stock valued at $93,000 to 75,610 shares of common stock.

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 7, 2005, we furnished a report on Form 8-K announcing the resignation of Brian Lu from the Board of Directors.

On March 9, 2005, we furnished a report on Form 8-K announcing the appointment of Fernando Ascencio to Chief Executive Officer.

On March 15, 2005, we furnished a report on Form 8-K announcing a civil lawsuit filed against the Company.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 16, 2005.

Quepasa Corporation

By:	/s/ Fernando Ascencio
Name:	Fernando Ascencio
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)