Form 10QSB/A
period 2004-09-30
QUEPASA CORP
filed 2005-07-11
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

QUEPASA CORPORATION AND SUBSIDIARIES

i

EXPLANATORY NOTE

This Amendment to the Registrant’s (the “Company”) Quarterly Report on Form 10-Q for the three months ended September 30, 2004 (the “Amendment”) is being filed to properly reflect the beneficial conversion feature imbedded in the Company’s preferred stock. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (see Note 5—Shareholders’ Equity for additional information).

ii

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$933,262	$37,942
Accounts receivable - trade	7,850	—
Accounts receivable - other	4,974	23,331
Prepaid expenses and other current assets	3,183	9,933

Total current assets	949,269	71,206

NON-CURRENT ASSETS:
Property and equipment - net	273,795	481,785
Deposits and other assets	25,892	25,919

Total noncurrent assets	299,687	507,704

Total assets	$1,248,956	$578,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$176,631	$71,838
Accrued and other current liabilities	81,297	20,892
Short-term borrowings, net	—	16,000
Deferred revenue	127,506	21,546
Current portion of long-term debt	7,110	6,512

Total current liabilities	392,544	136,788

LONG-TERM DEBT - net of current portion	30,942	15,575

Total liabilities	423,486	152,363

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares;
11,718 shares issued and outstanding at September 30, 2004 (liquidation preference of $1,055,955)	1,055,955	—
Common stock, $.001 par value; authorized 50,000,000 shares; 5,115,243 and
3,606,602 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5,116	3,607
Additional paid-in capital	110,494,713	106,775,092
Accumulated deficit	(110,700,720)	(106,336,756)
Foreign currency translation adjustment	(29,594)	(15,396)

Total stockholders’ equity	825,470	426,547

Total liabilities and stockholders’ equity	$1,248,956	$578,910

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUES	$343,385	$—	$215,582	$—

OPERATING COSTS AND EXPENSES:
Search services expenses	179,944	—	122,652	—
Sales and marketing expenses	336,082	74,000	40,740	46,308
Product and content development expenses	123,781	65,302	23,190	51,764
General and administrative	1,777,930	2,001,226	609,081	1,330,258
Depreciation and amortization	306,828	155,826	97,016	63,241

	2,724,565	2,296,354	892,679	1,491,571

LOSS FROM OPERATIONS	(2,381,180)	(2,296,354)	(677,097)	(1,491,571)

OTHER INCOME (EXPENSE):
Interest income and other	7,426	15,264	1,897	2,976
Interest expense	(77,597)	(2,386)	(648)	(685)

TOTAL OTHER INCOME (EXPENSE)	(70,171)	12,878	1,249	2,291

NET LOSS	(2,451,351)	(2,283,476)	(675,848)	(1,489,280)

Preferred stock dividends	(14,913)	—	—	—
Deemed preferred stock dividend	(1,897,700)	(34,286)	(1,897,700)	—

Net loss attributable to common stockholders	$(4,363,964)	$(2,317,762)	$(2,573,548)	$(1,489,280)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.03)	$(1.27)	$(0.58)	$(0.62)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	4,231,014	1,831,473	4,409,209	2,410,688

NET LOSS	$(2,451,351)	$(2,283,476)	$(675,848)	$(1,489,280)
Foreign currency translation adjustment	(14,198)	—	1,624	221

COMPREHENSIVE LOSS	$(2,465,549)	$(2,283,476)	$(674,224)	$(1,489,059)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Deemed preferred stock dividend	—	—	—	—	1,897,700	(1,897,700)	—	—
Issuance of common stock for cash, net of offering costs of $217,065	—	—	1,357,231	1,357	1,395,978	—	—	1,397,335
Issuance of common stock for services	—	—	108,500	109	189,021	—	—	189,130
Issuance of preferred stock for cash, net of offering costs of $82,875	6,475	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	327,326	—	—	327,326
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Issuance of common stock for preferred dividends	—	—	12,138	12	14,901	(14,913)	—	—
Exchange of common for preferred	9,796	979,130	(752,475)	(752)	(978,378)	—	—	—
Conversion of preferred to common	(7,053)	(705,300)	573,417	573	704,727	—	—	—
Issuance of stock options for compensation	—	—	—	—	26,000	—	—	26,000
Exercise of common stock options	—	—	150,855	151	34,237	—	—	34,388
Foreign currency translation adjustment	—	—	—	—	—	—	(14,198)	(14,198)
Net loss	—	—	—	—	—	(2,451,351)	—	(2,451,351)

Balance—September 30, 2004	11,718	$1,055,955	5,115,243	$5,116	$110,494,713	$(110,700,720)	$(29,594)	$825,470

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,451,351)	$(2,283,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,828	179,745
Amortization of discount on note payable	64,000	—
Warrants issued for professional services	256,396	—
Issuance of additional common shares required in offering	44,168	—
Issuance of common stock for services	189,130	763,000
Issuance of common stock options for compensation	26,000	75,001
Change in assets and liabilities:
Receivables	10,507	(16,591)
Prepaid expenses and other assets	6,777	233,836
Accounts payable and other current liabilities	165,198	(119,720)
Deferred revenue	105,960	—
Legal settlement accrual	—	(50,000)

Net cash used in operating activities	(1,276,387)	(1,218,205)

INVESTING ACTIVITIES:
Purchases of property and equipment	(54,454)	(63,453)

Net cash used in investing activities	(54,454)	(63,453)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of commissions of $115,375	532,125	50,000
Proceeds from issuance of common stock, net of commissions of $146,135	1,502,653	308,937
Proceeds from issuance of notes payable, net of commissions of $25,000	225,000	—
Payments on notes payable	(19,419)	(4,401)
Minority interest	—	(48)

Net cash provided by financing activities	2,240,359	354,488

Foreign currency translation adjustment	(14,198)	(17,980)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	895,321	(945,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,942	1,330,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$933,262	$385,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,478	$2,386
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 2004, the Company had the following transactions:

•	The Company recorded a deemed preferred dividend of $1,897,700 based on the beneficial conversion feature imbedded in the issued convertible preferred stock.

•	The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

•	The Company granted 20,000 common stock options valued at $26,000 to an employee.

•	The Company issued 200,000 warrants valued at $256,396 for professional business advisory services.

•	The Company issued 33,975 common shares valued at $44,168 for services related to a private placement.

•	The Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services.

•	The Company issued 2,500 shares of preferred stock as satisfaction of outstanding bridge loans of $250,000.

•	Certain stockholders exchanged 752,475 common shares valued at $979,130 for 9,796 preferred shares.

•	Certain stockholders converted 7,053 preferred shares valued at $705,300 for 573,417 common shares.

•	The Company issued 60,000 warrants valued at $70,930 related to the cost of raising capital.

•	The Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

•	The Company issued 46,000 shares of common stock valued at $70,380 to two employees for compensation.

•	The Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash. The following details

Non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

During the nine months ended September 30, 2003, the Company had the following transactions:

•	The Company recorded a deemed preferred stock dividend of $34,286 based on the discount feature included in recently issued convertible preferred stock.

•	The Company issued 1,317,332 shares of common stock, valued at $247,659, as contingent consideration for the acquisition of Vayala Corporation. The value of these shares has been recorded as an increase to acquired software.

•	The Company issued stock awards to certain employees and a director of the Company in the amount of 525,000 shares of common stock, valued at $763,000.

•	The Company issued 45,455 common stock options valued at $75,001 to an employee in lieu of cash compensation pursuant to an employment agreement.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and after considering the terms of the transaction, the Company recorded the effect of the imbedded beneficial conversion feature associated with the convertible preferred stock.

This beneficial conversion feature was measured as $1.9 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders.

As of September 30, 2004, certain preferred shareholders have elected to convert 7,053 shares of preferred stock valued at $705,300 to 573,417 shares of common stock.

Subsequent to September 2004, certain preferred shareholders have elected to convert 5,350 shares of preferred stock valued at $535,000 to 434,956 shares of common stock.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees,” and related interpretations. The Company granted 265,000 stock options during the nine months ended September 30, 2004, of these options, 125,000 vest according to certain performance milestones. All the options granted during the nine months ended September 30, 2004 expire at various time between January and August 2011. Stock based compensation totaled $96,380 and $838,001 for the nine months ended September 30, 2004 and 2003, respectively, all of which vested immediately.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows (retroactively adjusted for 1 for 20 reverse stock split):

	For the 9 months Ended September 30,
	2004	2003
Net loss – as reported	$(2,451,351)	$(2,283,476)

Add back: stock based compensation expense recognized, net of related tax effects	96,380	838,001
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(248,333)	—

Net loss – pro forma	$(2,603,304)	$(1,445,475)

Basic loss per common share – as reported	$(.58)	$(1.27)

Basic loss per common share – pro forma	$(.62)	$(.79)

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

(b) Reports on Form 8-K.

None

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on July 11, 2005.

Quepasa Corporation

By:	/s/ Jeffrey Peterson
Name:	Jeffrey Peterson
Title:	Chairman and Chief Executive Officer

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

End of Filing