Form 10KSB/A
period 2004-12-31
QUEPASA CORP
filed 2005-07-19
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Amendment to the Registrant’s (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Amendment”) is being filed to properly reflect the beneficial conversion feature imbedded in the Company’s preferred stock. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (see Notes 1 and 7 for additional information).

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

We are Generating Negligible Revenue and Expect Future Losses.

Our revenue for the years ended December 31, 2004 and December 31, 2003 was $465,481 and $5,774, respectively. As a result, we incurred losses and experienced negative operating cash flow. As of December 31, 2004, we had an accumulated deficit of approximately $111.5 million, $106.3 million of which was incurred through December 31, 2003. We continue to generate only negligible revenue and there can be no assurance that our revenue will improve in the future. As a result of our negligible revenue, we expect to continue to report losses in the near future.

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

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations and changes in stockholders’ equity for the year then ended have been restated.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 11, 2005 except as to the

restatement discussed in Note 1,

as to which the date is July 15, 2005

Denver, Colorado

QUEPASA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$3,069,571
Accounts receivable—trade	4,363
Accounts receivable—other	267
Prepaid expenses	17,654

Total current assets	3,091,855

NON-CURRENT ASSETS:
Property and equipment—net	234,159
Deposits	27,535

Total noncurrent assets	261,694

Total assets	$3,353,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$144,301
Accrued and other current liabilities	55,345
Dividends payable	49,247
Commissions payable	347,588
Deferred revenue	164,788
Current portion of long-term debt	7,473

Total current liabilities	768,742

LONG-TERM DEBT— net of current portion	29,388

Total liabilities	798,130

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares;
3,337 shares issued and outstanding at December 31, 2004 (liquidaton preference of $217,855)	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; 6,851,395
shares issued and outstanding	6,852
Additional paid-in capital	113,856,594
Accumulated deficit	(111,515,865)
Foreign currency translation adjustment	(10,017)

Total stockholders' equity	2,555,419

Total liabilities and stockholders' equity	$3,353,549

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2004	2003

REVENUES	$465,481	$5,774

OPERATING COSTS AND EXPENSES:
Search services expenses	330,278	19,015
Sales and marketing expenses	426,601	104,775
Product and content development expenses	157,625	89,278
General and administrative	2,327,146	2,407,331
Depreciation and amortization	370,497	271,232

	3,612,147	2,891,631

LOSS FROM OPERATIONS	(3,146,666)	(2,885,857)

OTHER INCOME (EXPENSE):
Interest income and other	7,430	18,496
Interest expense	(78,013)	(2,984)

TOTAL OTHER INCOME (EXPENSE)	(70,583)	15,512

NET LOSS	(3,217,249)	(2,870,345)
Preferred stock dividends	(64,160)	—
Deemed preferred stock dividend	(1,897,700)	(34,286)

Net loss attributable to common stockholders	$(5,179,109)	$(2,904,631)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(.70)	$(1.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	4,612,198	2,294,592

NET LOSS	$(3,217,249)	$(2,870,345)
Foreign currency translation adjustment	5,379	(3,720)

COMPREHENSIVE LOSS	$(3,211,870)	$(2,874,065)

See notes to consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2004 and 2003

					Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31, 2002	300	$29,980	1,476,065	$1,476	$105,135,054	$(103,432,125)	$(11,676)	$1,722,709
Effect of reverse split	—	—	205	—	—	—	—	—
Issuance of stock and stock options in acquisition	—	—	1,317,332	1,318	247,778	—	—	249,096
Deemed preferred stock dividend	—	—	—	—	34,286	(34,286)	—	—
Issuance of stock and stock options for compensation	—	—	525,000	525	870,782	—	—	871,307
Return and cancellation of stock from employees	—	—	(200,000)	(200)	200	—	—	—
Issuance of stock and warrants for cash	500	50,000	400,000	400	407,100	—	—	457,500
Conversion of preferred stock to common stock	(800)	(79,980)	88,000	88	79,892	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3,720)	(3,720)
Net loss	—	—	—	—	—	(2,870,345)	—	(2,870,345)

Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Deemed preferred stock dividend	—	—	—	—	1,897,700	(1,897,700)	—	—
Issuance of common stock for cash, net of offering costs of $1,396,938	—	—	2,262,831	2,263	2,938,949	—	—	2,941,212
Issuance of common stock for services	—	—	115,000	115	216,769	—	—	216,884
Issuance of preferred stock for cash, net of offering costs of $82,875	7,373	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	1,159,611	—	—	1,159,611
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Issuance of common stock for preferred dividends	—	—	12,138	12	14,901	(14,913)	—	—
Accrued dividends to preferred stockholders	—	—	—	—	—	(49,247)	—	(49,247)
Exchange of common for preferred	10,002	999,730	(768,225)	(768)	(998,962)	—	—	—
Conversion of preferred to common	(16,538)	(1,564,000)	1,344,552	1,344	1,562,656	—	—	—
Issuance of stock options for compensation	—	—	—	—	26,000	—	—	26,000
Exercise of common stock options	—	—	219,522	220	155,769	—	—	155,989
Foreign currency translation adjustment	—	—	—	—	—	—	5,379	5,379
Net loss	—	—	—	—	—	(3,217,249)	—	(3,217,249)

Balance—December 31, 2004	3,337	$217,855	6,851,395	$6,852	$113,856,594	$(111,515,865)	$(10,017)	$2,555,419

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

Restatement of Consolidated Financial Statements

The Company is restating its consolidated financial statements as of December 31, 2004 and for the year then ended to properly reflect the beneficial conversion feature amounting to $1,897,700 imbedded in the Company’s preferred stock. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (see Note 7 – Stockholders’ Equity for additional information). The value of this beneficial conversion feature was previously not recorded.

A summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2004 and the statement of operations for the year then ended is as follows:

	As restated	As originally reported
Balance Sheet
Additional paid-in capital	$113,856,594	$111,958,894

Accumulated deficit	$(111,515,865)	$(109,618,165)
Total stockholders’ equity	$2,555,419	$2,555,419

Statement of Operations

Net loss	$(3,217,249)	$(3,217,249)

Deemed preferred stock dividend	$(1,897,700)	—

Net loss attributable to common stockholders	$(5,179,109)	$(3,281,409)

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

	For the 12 months Ended December 31,
	2004	2003
Net loss – as reported	$(3,217,249)	$(2,870,345)
Add back: stock based compensation expense recognized, net of related tax effects	124,134	871,307
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects.	(248,333)	(2,657,598)

Net loss – pro forma	$(3,341,448)	$(4,656,636)

Basic loss per common share – as reported	$(.70)	$(1.25)

Basic loss per common share – pro forma	$(.72)	$(2.03)

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

Notes To Consolidated Financial Statements—(Continued)

QUEPASA CORPORATION

Note 2—Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $111.5 million through December 31, 2004.

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

This beneficial conversion feature was measured as $1.9 million, which represents the difference between the fair value of the common stock and the effective conversion price. This beneficial conversion feature was recorded to additional paid-in capital as a deemed dividend to preferred stockholders.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8a. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”)), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

We have made no change to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quepasa Corporation

/s/ Jeffrey Peterson
Jeffrey Peterson Chairman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Jeffrey Peterson Jeffrey Peterson	Chairman Chief Executive Officer	July 15, 2005

/s/ Fernando Ascencio Fernando Ascencio	President	July 15, 2005

/s/ Charles B. Mathews Charles B. Mathews	Chief Financial Officer, Chief Operating Officer	July 15, 2005

/s/ Marco Delgado Marco Delgado	Director	July 15, 2005

/s/ Juan Carlos Juan Carlos	Director	July 15, 2005

S-1