Form 10QSB/A
period 2005-03-31
QUEPASA CORP
filed 2005-07-21
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

QUEPASA CORPORATION AND SUBSIDIARIES

i

EXPLANATORY NOTE

This Amendment to the Registrant’s (the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (the “Amendment”) is being filed to properly reflect the beneficial conversion feature imbedded in the Company’s preferred stock. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. This beneficial conversion feature was recorded in fiscal 2004 to additional paid-in capital as a deemed dividend to preferred stockholders (see Note 1 for additional information).

ii

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,618,263	$3,069,571
Accounts receivable - trade	10,263	4,363
Accounts receivable - other	3,805	267
Prepaid expenses	2,931	17,654

Total current assets	2,635,262	3,091,855

NON-CURRENT ASSETS:
Property and equipment - net	234,430	234,159
Deposits	28,035	27,535

Total noncurrent assets	262,465	261,694

Total assets	$2,897,727	$3,353,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$198,945	$144,301
Accrued and other current liabilities	40,125	55,345
Dividends payable	—	49,247
Commissions payable	—	347,588
Deferred revenue	207,290	164,788
Current portion of long-term debt	6,945	7,473

Total current liabilities	453,305	768,742

LONG-TERM DEBT - net of current portion	27,493	29,388

Total liabilities	480,798	798,130

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding 2,407 shares (March 31, 2005) (liquidation preference of $124,855) and 3,337 (December 31, 2004)	124,855	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 7,127,050 shares (March 31, 2005) and 6,851,395 (December 31, 2004)	7,127	6,852
Additional paid-in capital	114,433,574	113,856,594
Accumulated deficit	(112,136,461)	(111,515,865)
Foreign currency translation adjustment	(12,166)	(10,017)

Total stockholders’ equity	2,416,929	2,555,419

Total liabilities and stockholders' equity	$2,897,727	$3,353,549

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

QUEPASA CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
Balance—December 31, 2004	3,337	$217,855	6,851,395	$6,852	$113,856,594	$(111,515,865)	$(10,017)	$2,555,419
Issuance of common stock for cash, net of offering costs of $65,000	—	—	160,000	160	434,840	—	—	435,000
Issuance of common stock for preferred dividends	—	—	40,045	40	49,215	(8)	—	49,247
Conversion of preferred to common	(930)	(93,000)	75,610	75	92,925	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(2,149)	(2,149)
Net loss	—	—	—	—	—	(620,588)	—	(620,588)

Balance—March 31, 2005	2,407	$124,855	7,127,050	$7,127	$114,433,574	$(112,136,461)	$(12,166)	$2,416,929

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

Restatement of Financial Statements

The Company is restating its financial statements as of March 31, 2005 and for the quarter then ended to properly reflect the beneficial conversion feature amounting to $1,897,700 imbedded in the Company’s preferred stock which was previously recorded in July 2004. There are no changes to the 2005 financial information other than beginning balances.

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

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $112.1 million through March 31, 2005. There is no assurance that the Company will earn profits in the future.

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	For the 3 months Ended March 31,
	2005	2004
Net loss – as reported	$(620,588)	$(656,561)
Add back: stock based compensation expense recognized, net of related tax effects	—	26,000
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects.	—	(248,333)

Net loss – pro forma	$(620,588)	$(878,894)

Basic loss per common share – as reported	$(0.09)	$(0.17)

Basic loss per common share – pro forma	$(0.09)	$(0.23)

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

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 7, 2005, we furnished a report on Form 8-K announcing the resignation of Brian Lu from the Board of Directors.

On March 9, 2005, we furnished a report on Form 8-K announcing the appointment of Fernando Ascencio to Chief Executive Officer.

On March 15, 2005, we furnished a report on Form 8-K announcing a civil lawsuit filed against the Company.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on July 21, 2005.

Quepasa Corporation

By:	/s/ Jeffrey Peterson
Name:	Jeffrey Peterson
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)