Form 10QSB
period 2005-06-30
QUEPASA CORP
filed 2005-08-15
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

The number of outstanding shares of the registrant’s Common Stock as of August 5, 2005 was 7,322,739 shares.

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

QUEPASA CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-99.1

EX-99.2

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,047,538	$3,069,571
Accounts receivable - trade	18,944	4,363
Accounts receivable - other	4,678	267
Prepaid expenses	1,542	17,654

Total current assets	2,072,702	3,091,855

NON-CURRENT ASSETS:
Property and equipment - net	213,116	234,159
Deposits and other assets	28,176	27,535

Total noncurrent assets	241,292	261,694

Total assets	$2,313,994	$3,353,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$280,837	$144,301
Accrued and other current liabilities	39,293	55,345
Dividends payable	13,367	49,247
Commissions payable	—	347,588
Deferred revenue	230,857	164,788
Current portion of long-term debt	7,773	7,473

Total current liabilities	572,127	768,742
LONG-TERM DEBT - net of current portion	24,812	29,388

Total liabilities	596,939	798,130

STOCKHOLDERS' EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; 0 and 3,337 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; 7,322,739 and 6,851,395 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	7,323	6,852
Additional paid-in capital	114,805,680	113,856,594
Accumulated deficit	(113,092,674)	(111,515,865)
Foreign currency translation adjustment	(3,274)	(10,017)

Total stockholders’ equity	1,717,055	2,555,419

Total liabilities and stockholders’ equity	$2,313,994	$3,353,549

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
REVENUES	$285,810	$127,803	$159,572	$103,938

OPERATING COSTS AND EXPENSES:
Search services expenses	227,412	55,258	122,441	51,258
Sales and marketing expenses	147,107	240,221	58,111	140,262
Product and content development expenses	73,851	100,591	32,471	67,341
General and administrative	1,350,670	1,226,004	864,812	797,797
Depreciation and amortization	51,539	209,812	26,716	113,696

	1,850,579	1,831,886	1,104,551	1,170,354

LOSS FROM OPERATIONS	(1,564,769)	(1,704,083)	(944,979)	(1,066,416)

OTHER INCOME (EXPENSE):
Interest income and other	2,696	5,529	2,692	2,158
Interest expense	(1,361)	(76,949)	(559)	(54,684)

TOTAL OTHER INCOME (EXPENSE)	1,335	(71,420)	2,133	(52,526)

NET LOSS	(1,563,434)	(1,775,503)	(942,846)	(1,118,942)
Accrued preferred stock dividend	(13,367)	(14,913)	(13,367)	(14,913)
Preferred stock dividends	(8)	—	—	—

Net loss attributable to common stockholders	$(1,576,809)	$(1,790,416)	$(956,213)	$(1,133,855)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.22)	$(0.43)	$(0.13)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	7,084,349	4,138,818	7,127,050	4,484,889

NET LOSS	$(1,563,434)	$(1,775,503)	$(942,846)	$(1,118,942)
Foreign currency translation adjustment	6,743	(15,822)	8,892	(11,489)

COMPREHENSIVE LOSS	$(1,556,691)	$(1,791,325)	$(933,954)	$(1,130,431)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2005

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2004	3,337	217,855	6,851,395	6,852	113,856,594	(111,515,865)	(10,017)	2,555,419
Issuance of stock options for services	—	—	—	—	247,447			247,447
Issuance of common stock for cash, net of offering costs of $65,000	—	—	160,000	160	434,840	—	—	435,000
Issuance of common stock for preferred dividends	—	—	40,045	40	49,215	(8)	—	49,247
Accrued dividends to preferred stockholders	—	—	—	—	—	(13,367)	—	(13,367)
Conversion of preferred to common	(3,337)	(217,855)	271,299	271	217,584	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	6,743	6,743
Net loss	—	—	—	—	—	(1,563,434)	—	(1,563,434)

Balance - June 30, 2005	—	$—	7,322,739	$7,323	$114,805,680	$(113,092,674)	$(3,274)	$1,717,055

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,563,434)	$(1,775,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,539	209,812
Amortization of discount on note payable	—	64,000
Warrants issued for professional services	—	256,396
Issuance of additional common shares required in offering	—	44,168
Issuance of common stock for services	—	118,750
Issuance of common stock options for compensation	—	26,000
Issuance of common stock options for services	247,447	—
Change in assets and liabilities:
Receivables	(18,992)	(5,893)
Prepaid expenses and other assets	15,471	5,491
Accounts payable and other current liabilities	(227,104)	75,424
Deferred revenue	66,069	201,952

Net cash used in operating activities	(1,429,004)	(779,403)

INVESTING ACTIVITIES:
Purchases of property and equipment	(30,496)	(52,804)

Net cash used in investing activities	(30,496)	(52,804)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions of $65,000	435,000	1,052,653
Proceeds from issuance of preferred stock	—	532,125
Proceeds from issuance of notes payable	—	225,000
Payments on notes payable	(4,276)	(17,655)

Net cash provided by financing activities	430,724	1,792,123

Foreign currency translation adjustment	6,743	(15,822)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,022,033)	944,094
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,069,571	37,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,047,538	$982,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,361	$849
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the six months ended June 30, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

•	Certain stockholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 shares of common stock.

•	The Company has accrued preferred stock dividends of $13,367 which are unpaid at June 30, 2005.

•	The Company granted 250,000 common stock options valued at $247,447 for professional business services.

During the six months ended June 30, 2004, the Company had the following transactions:

•	The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

•	The Company granted 20,000 common stock options valued at $26,000 to an employee.

•	The Company issued 200,000 warrants valued at $256,396 for professional business advisory services.

•	The Company issued 33,975 common shares valued at $44,168 related to a private placement.

•	The Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services.

•	The Company issued 2,500 shares of preferred stock as payoff of outstanding bridge loans of $250,000.

•	Certain stockholders exchanged 180,100 common shares valued at $234,130 for 2,346 preferred shares.

•	The Company has recorded accrued dividends of $14,913 which are unpaid at June 30, 2004.

•	The Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash. The following details non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, (the Company or Quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet Portal and directory search platform with a proprietary search engine targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users unique search engine capabilities and pay-per-performance marketing applications as well as traditional portal services centered around the Spanish market. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

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

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended June 30, 2005 and 2004, pay-for-performance revenue accounted for 98% and 99% of total revenue, respectively. For the six months ended June 30, 2005 and 2004, pay-for-performance revenue accounted for 99% and 83% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended June 30, 2005 and 2004, banner advertising revenue accounted for 0% and 1% of total revenue, respectively. For the six months ended June 30, 2005 and 2004, banner advertising revenue accounted for 0% and 17% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

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

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $113.1 million through June 30, 2005. There is no assurance that the Company will earn profits in the future.

In order to generate significant revenue in the future, the Company must continue to enhance and make more robust its information retrieval and successful direct marketing to potential advertising customers and distribution partners. The Company intends to price the retrieval and information technology services competitively against other retrieval companies.

The Company expects to continue to incur substantial costs, particularly general and administrative costs during 2005, and does not expect sufficient revenue to be realized to offset these costs until later in 2005. The Company believes that its current cash balances, cash generated from its operations, and its financing activities are sufficient to finance its business objective through the next twelve months.

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

During the six months ended June 30, 2005, the Company converted 3,337 shares of preferred stock to 271,299 shares of common stock.

Subsequent to June 30, 2005, the Company committed to issuing 50,780 additional shares of common stock valued at $114,763, associated with a private placement.

Preferred Stock

During the six months ended June 30, 2005, certain preferred shareholders converted 3,337 shares of preferred stock valued at $217,855 to 271,299 shares of common stock.

In June 2005, the Company recorded accrued dividends of $13,367 related to the preferred stock.

Warrants

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company granted 1,200,000 stock options during the six months ended June 30, 2005, which expire at various times between May and June 2012. The Company granted 140,000 stock options during the six months ended June 30, 2004, which expire at various times between January and March 2011, all of which vested upon issuance. Stock based compensation totaled $247,447 and $26,000 for the six months ended June 30, 2005 and 2004, respectively.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	For the 6 Months Ended June 30,
	2005	2004
Net loss, as reported	$(1,563,434)	$(1,775,503)
Add back: stock based compensation expense recognized, net of related tax effects	247,447	26,000
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,511,310)	(274,333)

Net loss, pro forma	$(2,827,297)	$(2,023,836)

Basic loss per common share, as reported	$(.22)	$(.43)

Basic loss per common share, pro forma	$(.40)	$(.49)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the 6 Months Ended June 30,
	2005	2004
Approximate risk free rate	4.5%	4.5%
Average expected life	3 years	3 years
Dividend yield	0%	0%
Volatility	123%	274%
Estimated per share weighted average fair value of total options granted	$1.26	$1.22

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

During August 2005, the Company formally agreed to dismiss the lawsuit it filed against TIABFES Corp. d/b/a New Capital Advisors (“New Capital”) in Superior Court at Phoenix, Arizona (#CV2004-015723) on August 13, 2004 and New Capital agreed to dismiss the lawsuit it filed against the Company in United States District Court, Central District of California (#04-4198) on June 14, 2004. On the same date, the Company agreed to transfer approximately 20,000 shares of its Common Stock to an assignee of New Capital in exchange for certain future Investor Relations services. No cash was paid to New Capital by Quepasa for the purpose of settling the lawsuit.

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

The following discussion of our financial condition and results of operations for the six months ended June 30, 2005 and 2004 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

Our revenue is primarily generated from pay-for-performance search advertisements and banner advertisements. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. We recognize revenue related to banner advertisements ratably over the contract period.

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

Our operating expenses mainly consist of search services, sales and marketing, product and content development, general and administrative expenses, and depreciation and amortization.

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

Management believes that the estimates and assumptions that are most important to the portrayal of Quepasa’s financial condition and results of operations, in that they require management’s most difficult subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to Quepasa. These critical accounting policies relate to revenue recognition including the ultimate collectibility of receivables, valuation and useful lives of long-lived assets, valuation of equity transactions such as the fair value assigned to common stock options and warrants, and litigation. Revenue recognition resulting from sales of paid search advertising placement is discussed in Note 1 to our consolidated financial statements. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

Liquidity and Capital Resources

We have substantial capital resource requirements relative to our revenue generation, but limited sources of liquidity and capital resources. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the next few quarters.

At June 30, 2005, we had $2.0 million in cash and cash equivalents compared to $3.1 million at December 31, 2004.

Net cash used in operating activities was $1.4 million for the six months ended June 30, 2005 as compared to $779 thousand for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash used by operations consisted of a net loss of $1.6 million offset by non-cash expenses of $52 thousand in depreciation and amortization and $247 thousand in stock granted for professional services. Net cash used by operations for the six months ended June 30, 2004 consisted of the net loss of $1.8 million, which was offset by non-cash expenses of $210 thousand in depreciation and amortization plus $256 thousand in warrants issued for professional services, $119 thousand in stock issued for professional services, $64 thousand in amortization of discount on notes payable, $44 thousand in stock issued for the extension of a private placement agreement and $26 thousand in stock option compensation expense.

Net cash used in investing activities was $30 thousand for the six months ended June 30, 2005 as compared to net cash used by investing activities of $53 thousand for the six months ended June 30, 2004. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $431 thousand for the six months ended June 30, 2005 as compared to $1.8 million for the six months ended June 30, 2004. In the six months ended June 30, 2005, we received $435 thousand, net of commissions, from the issuance of common stock. In the six months ended June 30, 2004, we received $1.1 million, net of commissions, from the issuance of common stock, $532 thousand, net of commissions, from the issuance of preferred stock and $225 thousand from the issuance of notes payable.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Results of Operations

Comparison of the six months ended June 30, 2005 with the six months ended June 30, 2004

For the six months ended June 30, 2005 the net loss attributable to common stockholders was $1.6 million compared to a net loss of $1.8 million for the six months ended June 30, 2004. The decreased loss was attributable, in part, to the increased revenue we generated and to a decrease in depreciation and amortization expense. These decreases in expenses were partially offset by an increase in search services costs associated with the new business model as well as the increase in resources associated with the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Comparison of the three months ended June 30, 2005 with the three months ended June 30, 2004

For the three months ended June 30, 2005 the net loss attributable to common stockholders was $956 thousand compared to a net loss of $1.1 million for the three months ended June 30, 2004. The decreased loss was attributable, in part, to the increased revenue we generated and to a decrease in depreciation and amortization expense. These decreases in expenses were partially offset by an increase in search services costs associated with the new business model as well as the increase in resources associated with the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Revenues

For the three months ended June 30, 2005, the Company generated revenues of $160 thousand compared to $104 thousand in revenue for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues were $286 thousand compared to $128 thousand in revenue for the six months ended June 30, 2004. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our proprietary search and retrieval software. For the six months ended June 30, 2005, our revenue was primarily generated from three principal sources: revenue earned from “pay-for-performance” results from our search engine based on proprietary technologies or our advertiser directory listings and the sale of advertising on our web site.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended June 30, 2005 and 2004, pay-for-performance revenue accounted for 98% and 99% of total revenue, respectively. For the six months ended June 30, 2005 and 2004, pay-for-performance revenue accounted for 99% and 83% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended June 30, 2005 and 2004, banner advertising revenue accounted for 0% and 1% of total revenue, respectively. For the six months ended June 30, 2005 and 2004, banner advertising revenue accounted for 0% and 17% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended June 30, 2005 were $1.1 million, a decrease from $1.2 million for the three months ended June 30, 2004. The decreased expenses are principally attributable to the decrease in sales and marketing expenses to $58 thousand for the three months ended June 30, 2005, from $140 thousand for the three months ended June 30, 2004, and a decrease in depreciation and amortization expense to $27 thousand for the three months ended June 30, 2005, from $114 thousand for the three months ended June 30, 2004. These decreases were offset by the increase in search services expenses to $122 thousand for the three months ended June 30, 2005, from $51 thousand for the three months ended June 30, 2004 and the increase in general and administrative expenses to $865 thousand for the three months ended June 30, 2005, from $798 thousand for the three months ended June 30, 2004.

For the six months ended June 30, 2005, operating expenses were $1.9 million, an increase from $1.8 million for the six months ended June 30, 2004. The increased expenses are principally attributable to the increase in search services expenses to $227 thousand for the six months ended June 30, 2005, from $55 thousand for the six months ended June 30, 2004 and the increase in general and administrative expenses to $1.4 million for the six months ended June 30, 2005, from $1.2 million for the six months ended June 30, 2004. These increases were offset by the decrease in sales and marketing expenses to $147 thousand for the six months ended June 30, 2005, from $240 thousand for the six months ended June 30, 2004 and a decrease in depreciation and amortization expense to $52 thousand for the six months ended June 30, 2005, from $210 thousand for the six months ended June 30, 2004.

Search Services Expenses. Our search services expenses increased to $122 thousand in the three months ended June 30, 2005, from $51 thousand in the three months ended June 30, 2004. For the six months ended June 30, 2005, search services increased to $227 thousand from $55 thousand for the six months ended June 30, 2004. These increases are attributable to an increase in our search partner expenses corresponding to our increased search distribution partner associations. The new search partner agreements have contributed to the increases in revenue for the six months ended June 30, 2005.

Sales and Marketing Expenses. Our Sales and marketing expense decreased to $58 thousand in the three months ended June 30, 2005, from $140 thousand for the three months ended June 30, 2004. For the six months ended June 30, 2005, sales and marketing expenses decreased to $147 thousand from $240 thousand for the six months ended June 30, 2004. These changes are mainly attributable to reductions in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses decreased to $32 thousand in the three months ended June 30, 2005, from $67 thousand in the three months ended June 30, 2004. For the six months ended June 30, 2005, product and content development expenses decreased to $74 thousand from $101 thousand for the six months ended June 30, 2004. This decrease is attributable to changes in our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $865 thousand in the three months ended June 30, 2005, from $798 thousand in the three months ended June 30, 2004. This increase is principally attributable to the increases in advertising expense to $79 thousand for the three months ended June 30, 2005, from $3 thousand for the three months ended June 30, 2004, rent expense increased to $35 thousand for the three months ended June 30, 2005, from $28 thousand for the three months ended June 30, 2004 and general and administrative salaries increased to $297 thousand for the three months ended June 30, 2005, from $149 for the three months ended June 30, 2004, offset by a decrease in professional fees, to $391 thousand for the three months ended June 30, 2005 from $408 thousand for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses increased to $1.4 million in the six months ended June 30, 2005 from $1.2 million in the six months ended June 30, 2004. This increase is principally attributable to the increase in advertising expense to $117 thousand for the six months ended June 30, 2005 from $6 thousand for the six months ended June 30, 2004, an increase in rent expense to $73 thousand for the six months ended June 30, 2005 from $51 thousand for the six months ended June 30, 2004 and general and administrative salaries increased to $447 thousand for the six months ended June 30, 2005 from $258 thousand for the six months ended June 30, 2004, offset by a decrease in professional fees to $490 thousand for the six months ended June 30, 2005 from $535 thousand for the six months ended June 30, 2004.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $27 thousand in the three months ended June 30, 2005 from $114 thousand for the three months ended June 30, 2004. For the six months ended June 30, 2005, depreciation and amortization expenses decreased to $52 thousand from $210 thousand in the six months ended June 30, 2004. This decrease is attributable to the decrease in depreciation associated with our proprietary software which was fully depreciated at December 31, 2004, and the decrease in amortization expense associated with a bridge loan.

Other Income (Expense). Other income (expense), which primarily consists of interest income offset by interest expense, was $2 thousand in the three months ended June 30, 2005, an increase from the ($53) thousand in the three months ended June 30, 2004. For the six months ended June 30, 2005, interest income (expense) increased to $1 thousand from ($71) thousand in the six months ended June 30, 2004. The decreased expense is mainly attributable to the decrease of $64 thousand in amortization of discount on bridge loans and $12 thousand in accrued interest on the bridge loans.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended June 30, 2005, the Company’s auditors communicated to the Registrant matters it considered to be a material weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

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

During August, 2005, the Company formally agreed to dismiss the lawsuit it filed against TIABFES Corp. d/b/a New Capital Advisors (“New Capital”) in Superior Court at Phoenix, Arizona (#CV2004-015723) on August 13, 2004 and New Capital agreed to dismiss the lawsuit it filed against the Company in United States District Court, Central District of California (#04-4198) on June 14, 2004. On the same date, the Company agreed to transfer approximately 20,000 shares of its Common Stock to an assignee of New Capital in exchange for certain future Investor Relations services. No cash was paid to New Capital by Quepasa for the purpose of settling the lawsuit.

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

During the six months ended June 30, 2005, certain preferred shareholders elected to convert 3,337 shares of preferred stock valued at $217,855 to 271,299 shares of common stock.

The Company granted 1,200,000 stock options during the six months ended June 30, 2005, which expire at various times between May and June 2012. Stock-based compensation totaled $247,447 during the six months ended June 30, 2005, and is classified in general and administrative expenses in the accompanying financial statements.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Employment agreement for Jeffrey Peterson

99.2	Employment agreement for Charles B. Mathews

(b)	Reports on Form 8-K.

On June 6, 2005, we furnished a report on Form 8-K announcing the restatement of certain financial statements.

On June 30, 2005, we furnished a report on Form 8-K announcing the appointment of Jeffrey Peterson to Chief Executive Officer.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 15, 2005.

Quepasa Corporation

By:	/s/ Jeffrey Peterson
Name:	Jeffrey Peterson
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)