Form 10QSB
period 2005-09-30
QUEPASA CORP
filed 2005-11-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

The number of outstanding shares of the registrant’s Common Stock as of November 4, 2005 was 7,453,688 shares.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,478,725	$3,069,571
Accounts receivable - trade	30,226	4,363
Accounts receivable - other	789	267
Prepaid expenses	6,029	17,654

Total current assets	1,515,769	3,091,855

NON-CURRENT ASSETS:
Property and equipment - net	189,452	234,159
Deposits and other assets	28,565	27,535

Total noncurrent assets	218,017	261,694

Total assets	$1,733,786	$3,353,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$214,427	$144,301
Accrued and other current liabilities	36,844	55,345
Dividends payable	—	49,247
Commissions payable	—	347,588
Deferred revenue	258,602	164,788
Current portion of long-term debt	7,959	7,473

Total current liabilities	517,832	768,742
LONG-TERM DEBT- net of current portion	23,374	29,388

Total liabilities	541,206	798,130

STOCKHOLDERS’ EQUITY:
10% Convertible Preferred stock, no par value; authorized 5,000,000 shares; 0 and 3,337 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	217,855
Common stock, $.001 par value; authorized 50,000,000 shares; 7,448,688 and 6,851,395 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	7,449	6,852
Additional paid-in capital	115,083,180	113,856,594
Accumulated deficit	(113,890,169)	(111,515,865)
Foreign currency translation adjustment	(7,880)	(10,017)

Total stockholders’ equity	1,192,580	2,555,419

Total liabilities and stockholders’ equity	$1,733,786	$3,353,549

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
REVENUES	$475,782	$343,385	$189,972	$215,582

OPERATING COSTS AND EXPENSES:
Search services expenses	303,701	179,944	76,289	122,652
Sales and marketing expenses	210,119	336,082	63,012	40,740
Product and content development expenses	112,572	123,781	38,721	23,190
General and administrative	2,132,857	1,777,930	782,187	609,081
Depreciation and amortization	78,437	306,828	26,898	97,016

	2,837,686	2,724,565	987,107	892,679

LOSS FROM OPERATIONS	(2,361,904)	(2,381,180)	(797,135)	(677,097)

OTHER INCOME (EXPENSE):
Interest income and other	2,700	7,426	4	1,897
Interest expense	(1,717)	(77,597)	(356)	(648)

TOTAL OTHER INCOME (EXPENSE)	983	(70,171)	(352)	1,249

NET LOSS	(2,360,921)	(2,451,351)	(797,487)	(675,848)
Deemed preferred stock dividends	—	(1,897,700)	—	(1,897,700)
Preferred stock dividends	(13,383)	(14,913)	(8)	—

Net loss attributable to common stockholders	$(2,374,304)	$(4,363,964)	$(797,495)	$(2,573,548)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.33)	$(0.58)	$(0.11)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	7,189,065	4,231,014	7,394,726	4,409,209

NET LOSS	$(2,360,921)	$(2,451,351)	$(797,487)	$(675,848)
Foreign currency translation adjustment	2,137	(14,198)	(4,606)	1,624

COMPREHENSIVE LOSS	$(2,358,784)	$(2,465,549)	$(802,093)	$(674,224)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2005

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2004	3,337	217,855	6,851,395	6,852	113,856,594	(111,515,865)	(10,017)	2,555,419
Issuance of stock options for services	—	—	—	—	247,447	—	—	247,447
Issuance of common stock for cash, net of offering costs of $65,000	—	—	160,000	160	434,840	—	—	435,000
Issuance of common stock for preferred dividends	—	—	50,919	51	62,579	(13,383)	—	49,247
Issuance of additional common shares for offering	—	—	50,780	51	114,712	—	—	114,763
Issuance of common stock for services	—	—	25,000	25	51,225	—	—	51,250
Issuance of common stock related to settlement of lawsuit.	—	—	39,295	39	98,199	—	—	98,238
Conversion of preferred to common	(3,337)	(217,855)	271,299	271	217,584	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	2,137	2,137
Net loss	—	—	—	—	—	(2,360,921)	—	(2,360,921)

Balance—September 30, 2005	—	$—	7,448,688	$7,449	$115,083,180	$(113,890,169)	$(7,880)	$1,192,580

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(2,360,921)	$(2,451,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,437	306,828
Amortization of discount on note payable	—	64,000
Warrants issued for professional services	—	256,396
Issuance of additional common shares required in offering	114,763	44,168
Issuance of common stock and options for services	396,935	189,130
Issuance of common stock options for compensation		26,000
Change in assets and liabilities:
Receivables	(26,385)	10,507
Prepaid expenses and other assets	10,595	6,777
Accounts payable and other current liabilities	(295,963)	165,198
Deferred revenue	93,814	105,960

Net cash used in operating activities	(1,988,725)	(1,276,387)

INVESTING ACTIVITIES:
Purchases of property and equipment	(33,730)	(54,454)

Net cash used in investing activities	(33,730)	(54,454)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions of $65,000	435,000	1,502,653
Proceeds from issuance of preferred stock	—	532,125
Proceeds from issuance of notes payable	—	225,000
Payments on notes payable	(5,528)	(19,419)

Net cash provided by financing activities	429,472	2,240,359

Foreign currency translation adjustment	2,137	(14,198)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590,846)	895,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,069,571	37,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,478,725	$933,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,717	$1,478
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends, of which $49,247 had been recorded as an accrued dividend at December 31, 2004.

•	Certain stockholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 shares of common stock.

•	The Company issued 10,874 shares of common stock valued at $13,375 for preferred stock dividends.

•	The Company granted 250,000 common stock options valued at $247,447 for professional business services.

•	The Company issued 50,780 common shares valued at $114,763 as additional shares required by a private placement.

•	The Company issued 25,000 shares of common stock valued at $51,250 for services.

•	The Company issued 39,295 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

During the nine months ended September 30, 2004, the Company had the following transactions:

•	The Company recorded a deemed preferred stock dividend of $1,897,700 based on the beneficial conversion feature imbedded in the issued convertible preferred stock.

•	The Company issued 25,000 shares of common stock along with debt. Such stock was valued at $64,000 and recorded as a discount on the note payable.

•	The Company granted 20,000 common stock options valued at $26,000 to an employee.

•	The Company issued 200,000 warrants valued at $256,396 for professional business advisory services.

•	The Company issued 33,975 common shares valued at $44,168 as additional shares required by a private placement.

•	The Company issued 62,500 shares of common stock valued at $118,750 for professional business advisory services.

•	The Company issued 2,500 shares of preferred stock as payoff of outstanding bridge loans of $250,000.

•	Certain stockholders exchanged 752,475 common shares valued at $979,130 for 9,796 preferred shares.

•	Certain stockholders converted 7,053 preferred shares valued at $705,300 for 573,417 common shares.

•	The Company issued 60,000 warrants valued at $70,930 related to the cost of raising capital.

•	The Company issued 12,138 shares of common stock valued at $14,913 for preferred stock dividends.

•	The Company issued 46,000 shares of common stock valued at $70,380 to two employees for compensation.

•	The Company acquired property and equipment with a recorded value of $63,442, of which $11,356 was paid with cash. The following details non-cash components of the acquisition:

Net Book Value of old asset traded-in for new asset	$32,702
Reduction in trade-in value for balance of note payable on old asset	(20,642)
Amount of note payable created as partial consideration of new asset acquisition	40,026

$52,086

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Founded in 1997, Quepasa is a leading online community targeting the U.S. Hispanic and certain Latin American markets. Our online network is designed to provide multiple topics of high importance to Hispanic users. We seek to enhance their online experience through offerings of highly interactive content and community applications. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico SA de CV. Because the language preference of many U.S. Hispanics is English, we offer users the ability to access our information and services in a fully bilingual format.

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

Revenue is primarily generated from pay-for-performance search advertisements, Google AdSense and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. Google AdSense revenue is recognized in the period in which it is earned as reported by Google.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended September 30, 2005 and 2004, pay-for-performance revenue accounted for 78% and 99% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, pay-for-performance revenue accounted for 91% and 93% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended September 30, 2005 and 2004, Google AdSense revenue accounted for 22% and 0% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, Google AdSense accounted for 9% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended September 30, 2005 and 2004, banner advertising revenue accounted for 0% and 1% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, banner advertising revenue accounted for 0% and 7% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Customers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services and which are in turn recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

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

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $114 million through September 30, 2005. There is no assurance that the Company will earn profits in the future.

In order to generate significant revenue in the future, the Company must continue to enhance and make more robust its information retrieval and successfully direct marketing to potential advertising customers. The Company intends to price the retrieval and information technology services competitively against other retrieval companies.

The Company expects to continue to incur substantial costs, particularly general and administrative costs during 2005, and does not expect sufficient revenue to be realized to offset these costs until sometime in 2006. The Company believes that its current cash balances, cash generated from its operations, and its financing activities are sufficient to finance its business objective through the next few quarters.

Note 4 – Stockholders’ Equity

Common Stock Transactions

In January 2005, the Company completed an offering of common stock, $.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock and 64,000 warrants valued at $182,146. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007.

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

In July 2005, the Company issued 50,780 additional shares of common stock valued at $114,763 as required by the terms of a private placement.

In July 2005, the Company issued 10,874 shares of common stock valued at $13,375 for preferred stock dividends.

In July 2005, the Company issued 25,000 shares of common stock valued at $51,250 for professional services.

In August 2005, the Company issued 39,295 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

During the nine months ended September 30, 2005, the Company converted 3,337 shares of preferred stock to 271,299 shares of common stock.

Subsequent to September 30, 2005, the Company issued 5,000 additional shares of common stock for cash of $7,000 upon exercise of stock options.

Preferred Stock

During the nine months ended September 30, 2005, certain preferred shareholders converted 3,337 shares of preferred stock valued at $217,855 to 271,299 shares of common stock.

Warrants

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

Stock Options

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company granted 1,200,000 stock options, all of which vested upon issuance, during the nine months ended September 30, 2005, which expire at various times between May and June 2012. During the nine months ended September 30, 2004, the Company granted 265,000 stock options, 125,000 of these options vest according to certain performance milestones, the remaining options vested upon issuance and expire at various times between January and March 2011. Stock based compensation totaled $247,447 and $96,380 for the nine months ended September 30, 2005 and 2004, respectively.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	For the 9 Months Ended September 30,
	2005	2004
Net loss, as reported	$(2,360,921)	$(2,451,351)
Add back: stock based compensation expense recognized, net of related tax effects	247,447	96,380
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects.	(1,511,310)	(248,333)

Net loss, pro forma	$(3,624,784)	$(2,603,304)

Basic loss per common share, as reported	$(.33)	$(.58)

Basic loss per common share, pro forma	$(.50)	$(.62)

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

Note 5 – Commitments and Contingencies

Litigation

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, et. al., in the United States District Court for the Central District of California in Los Angeles, CA. The civil action was brought in connection with a claim by the Plaintiff through the Plaintiff’s counsel, Sarah Jane Barney, Esq., for damages associated with an alleged professional financial advisory and business strategy services agreement. The action sought damages under various causes of action, in amounts up to $2 million.

On August 2, 2005, the Company formally agreed to dismiss the lawsuit it filed against TIABFES Corp. d/b/a New Capital Advisors (“New Capital”) in Superior Court at Phoenix, Arizona (#CV2004-015723) on August 13, 2004 and New Capital agreed to dismiss the lawsuit it filed on June 14, 2004, against the Company in United States District Court, Central District of California (#04-4198). In connection with the final settlement agreement, the Company issued a total of 39,295 shares of common stock.

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

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2005 and 2004 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

Company Overview

Quepasa is a leading online community targeting the U.S. Hispanic and certain Latin American markets. Our online network is designed to provide multiple topics of high importance to Hispanic users. We believe we are an industry leader in developing innovative sponsorships that match the desire of marketers to reach Hispanics online, with the needs of Quepasa.com users to obtain timely and relevant products and services. Our strategy currently includes the following initiatives to generate sales and profit growth:

•	Market Share Expansion – We seek to expand market share by investing in new equipment and technology.

•	New Business Model – We intend to concentrate on performance-based marketing activities to attract advertisers.

•	Focus on U.S. Hispanic Market – We believe we can use our brand to tap into the significant Hispanic consumer population.

Our revenue is primarily generated from pay-for-performance search advertisements, Google AdSense and banner advertisements. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. We recognize revenue related to banner advertisements ratably over the contract period. Google AdSense revenue is recognized in the period in which it is earned.

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

At September 30, 2005, we had $1.5 million in cash and cash equivalents compared to $3.1 million at December 31, 2004.

Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2005 as compared to $1.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash used by operations consisted of a net loss of $2.4 million offset by non-cash expenses of $78 thousand in depreciation and amortization, $115 thousand in additional common stock shares required in an offering and $397 thousand in stock and options granted for professional services. Net cash used by operations for the nine months ended September 30, 2004 consisted of the net loss of $2.5 million offset by non-cash expenses of $307 thousand in depreciation and amortization plus $256 thousand in warrants issued for professional services, $189 thousand in stock issued for professional services, $64 thousand in amortization of discount on notes payable, $44 thousand in stock related to the extension of a private placement agreement and $26 thousand in stock compensation expense.

Net cash used in investing activities was $34 thousand for the nine months ended September 30, 2005 as compared to net cash used by investing activities of $54 thousand for the nine months ended September 30, 2004. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $429 thousand for the nine months ended September 30, 2005 as compared to $2.2 million for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we received $435 thousand, net of commissions, from the issuance of common stock. In the nine months ended September 30, 2004, we received $1.5 million, net of commissions, from the issuance of common stock, $532 thousand, net of commissions, from the issuance of preferred stock and $225 thousand from the issuance of notes payable.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next few quarters. If sufficient revenues are not generated to meet our operating needs, we believe it will be necessary to raise additional capital.

Results of Operations

Comparison of the nine months ended September 30, 2005 with the nine months ended September 30, 2004

For the nine months ended September 30, 2005 the net loss was $2.4 million compared to a net loss of $2.5 million for the nine months ended September 30, 2004. The changes in net loss was attributable, in part, to the increased revenue we generated, a decrease in sales and marketing expense and a decrease in depreciation and amortization expense. These changes were offset by an increase in search services costs associated with the new business model as well as the increase in general and administrative expenses related to the resources associated with the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software.

Comparison of the three months ended September 30, 2005 with the three months ended September 30, 2004

For the three months ended September 30, 2005 the net loss was $797 thousand compared to a net loss of $676 thousand for the three months ended September 30, 2004. The increased loss was attributable, in part, to an increase in general and administrative expense as well as the increase in resources associated with the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the development of our proprietary Internet information search and retrieval software. These increases in expenses were partially offset by a decrease in search services costs and a decrease in depreciation and amortization expense.

Revenues

For the three months ended September 30, 2005, the Company generated revenues of $190 thousand compared to $216 thousand in revenue for the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenues were $476 thousand compared to $343 thousand in revenue for the nine months ended September 30, 2004. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our targeted online community. For the nine months ended September 30, 2005, our revenue was primarily generated from three principal sources: revenue earned from pay-for-performance search advertisements, Google AdSense and banner advertisements.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended September 30, 2005 and 2004, pay-for-performance revenue accounted for 78% and 99% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, pay-for-performance revenue accounted for 91% and 93% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned. During the three months ended September 30, 2005 and 2004, Google AdSense revenue accounted for 22% and 0% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, Google AdSense accounted for 9% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended September 30, 2005 and 2004, banner advertising revenue accounted for 0% and 1% of total revenue, respectively. For the nine months ended September 30, 2005 and 2004, banner advertising revenue accounted for 0% and 7% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization expenses. Operating expenses for the three months ended September 30, 2005 were $987 thousand, an increase from $893 thousand for the three months ended September 30, 2004. The increased expenses are principally attributable to the increase in general and administrative expenses to $782 thousand for the three months ended September 30, 2005, from $609 thousand for the three months ended September 30, 2004, an increase in sales and marketing expenses to $63 thousand for the three months ended September 30, 2005, from $41 thousand for the three months ended September 30, 2004, and a increase in product and content development expenses to $39 thousand for the three months ended September 30, 2005, from $23 thousand for the three months ended September 30, 2004. These increases were offset by the decrease in search services expenses to $76 thousand for the three months ended September 30, 2005, from $123 thousand for the three months ended September 30, 2004 and the decrease in depreciation and amortization expenses to $27 thousand for the three months ended September 30, 2005, from $97 thousand for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, operating expenses were $2.8 million, an increase from $2.7 million for the nine months ended September 30, 2004. The increased expenses are principally attributable to the increase in search services expenses to $303 thousand for the nine months ended September 30, 2005, from $180 thousand for the nine months ended September 30, 2004 and the increase in general and administrative expenses to $2.1 million for the nine months ended September 30, 2005, from $1.8 million for the nine months ended September 30, 2004. These increases were offset by the decrease in sales and marketing expenses to $210 thousand for the nine months ended September 30, 2005, from $336 thousand for the nine months ended September 30, 2004, a decrease in product and content development expenses to $113 thousand for the nine months ended September 30, 2005, from $124 thousand for the nine months ended September 30, 2004 and a decrease in depreciation and amortization expense to $78 thousand for the nine months ended September 30, 2005, from $307 thousand for the nine months ended September 30, 2004.

Search Services Expenses. Our search services expenses decreased to $76 thousand in the three months ended September 30, 2005, from $123 thousand in the three months ended September 30, 2004. This decrease is attributable to credits received related to previously billed services. For the nine months ended September 30, 2005, search services increased to $304 thousand from $180 thousand for the nine months ended September 30, 2004. This increase is attributable to an increase in our search partner expenses.

Sales and Marketing Expenses. Our Sales and marketing expense increased to $63 thousand in the three months ended September 30, 2005, from $41 thousand for the three months ended September 30, 2004. For the nine months ended September 30, 2005, sales and marketing expenses decreased to $210 thousand from $336 thousand for the nine months ended September 30, 2004. These changes are mainly attributable to restructuring within our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $39 thousand in the three months ended September 30, 2005, from $23 thousand in the three months ended September 30, 2004. For the nine months ended September 30, 2005, product and content development expenses decreased to $113 thousand from $124 thousand for the nine months ended September 30, 2004. This decrease is attributable to changes in our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $782 thousand in the three months ended September 30, 2005, from $609 thousand in the three months ended September 30, 2004. This increase is principally attributable to the increases in professional fees increased to $196 thousand for the three months ended September 30, 2005, from $82 for the three months ended September 30, 2004, the expense of $98 thousand for the three months ended September 30, 2005, related to the settlement of a lawsuit and the expense of $115 thousand for the three months ended September 30, 2005, related to the additional common shares required by a private placement. These increases were partially offset by the decrease in stock based compensation to $0 for the three months ended September 30, 2005, from $70 thousand for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, general and administrative expenses increased to $2.1 million in the nine months ended September 30, 2005 from $1.8 million in the nine months ended September 30, 2004. This increase is principally attributable to the increase in advertising expense to $140 thousand for the nine months ended September 30, 2005 from $6 thousand for the nine months ended September 30, 2004, an increase in rent expense to $136 thousand for the nine months ended September 30, 2005 from $97 thousand for the nine months ended September 30, 2004 and general and administrative salaries increased to $542 thousand for the nine months ended September 30, 2005 from $455 thousand for the nine months ended September 30, 2004 and an increase in professional fees to $686 thousand for the nine months ended September 30, 2005 from $645 thousand for the nine months ended September 30, 2004.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $27 thousand in the three months ended September 30, 2005 from $97 thousand for the three months ended September 30, 2004. For the nine months ended September 30, 2005, depreciation and amortization expenses decreased to $78 thousand from $307 thousand in the nine months ended September 30, 2004. This decrease is attributable to the decrease in depreciation associated with our proprietary software which was fully depreciated at December 31, 2004.

Other Income (Expense). Other income (expense), which primarily consists of interest income offset by interest expense, was ($352) in the three months ended September 30, 2005, a decrease from $1,249 in the three months ended September 30, 2004. For the nine months ended September 30, 2005, other income (expense) increased to $983 from ($70,171) in the nine months ended September 30, 2004. This increase is attributable to the decrease in an amortization of a discount on bridge loans for the nine months ended September 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in the Company’s internal controls or in other factors that could materially affect internal controls subsequent to September 30, 2005.

In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended September 30, 2005, the Company’s auditors communicated to the Registrant matters it considered to be a material weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

QUEPASA CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, et. al., in the United States District Court for the Central District of California in Los Angeles, CA. The civil action was brought in connection with a claim by the Plaintiff through the Plaintiff’s counsel, Sarah Jane Barney, Esq., for damages associated with an alleged professional financial advisory and business strategy services agreement. The action sought damages under various causes of action, in amounts up to $2 million.

On August 2, 2005, the Company formally agreed to dismiss the lawsuit it filed against TIABFES Corp. d/b/a New Capital Advisors (“New Capital”) in Superior Court at Phoenix, Arizona (#CV2004-015723) on August 13, 2004 and New Capital agreed to dismiss the lawsuit it filed on June 14, 2004, against the Company in United States District Court, Central District of California (#04-4198). In connection with the final settlement agreement, the Company issued a total of 39,295 shares of common stock.

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

Ite m 2.	Changes in Securities and Use of Proceeds

In January 2005, the Company completed an offering of common stock, $.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock and 64,000 warrants valued at $182,146. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007.

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to a private placement.

In July 2005, the Company issued 50,780 additional shares of common stock valued at $114,763 as required by the terms of a private placement.

In July 2005, the Company issued 10,874 shares of common stock valued at $13,375 for preferred stock dividends.

In July 2005, the Company issued 25,000 shares of common stock valued at $51,250 for professional services.

In August 2005, the Company issued 39,295 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

During the nine months ended September 30, 2005, certain preferred shareholders elected to convert 3,337 shares of preferred stock valued at $217,855 to 271,299 shares of common stock.

The Company granted 1,200,000 stock options during the nine months ended September 30, 2005, which expire at various times between May and June 2012. Stock-based compensation totaled $247,447 during the nine months ended September 30, 2005, and is classified in general and administrative expenses in the accompanying financial statements.

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

On August 15, 2005, we furnished a report on Form 8-K announcing the settlement of the TIABFES lawsuit.

On August 15, 2005, we furnished a report on Form 8-K announcing an advertising arrangement with Google, Inc. and the results for the prior 30 days.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on November 14, 2005.

Quepasa Corporation

By:	/s/ Jeffrey Peterson
Name:	Jeffrey Peterson
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)