Form 10KSB
period 2005-12-31
QUEPASA CORP
filed 2006-03-31
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

State issuer’s revenue for its most recent fiscal year: $765,492.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 10, 2006, computed by reference to the last sale price of $3.30 per share on the OTC Bulletin Board, was $25,977,669.

The number of shares outstanding of the issuer’s common stock as of March 10, 2006, was 7,872,021 shares.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Quepasa Corporation

FORM 10-KSB

For the fiscal year ended December 31, 2005

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, we direct your attention to Item 1. Business and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our future business operations, and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations.

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

We completed an initial public offering of our securities in June 1999, raising approximately $55 million, having previously completed a number of private placements of our securities. Using the public proceeds, we rapidly expanded our operations in the latter part of 1999 through the first half of 2000. From the second half of 2000 through the first half of 2002, we reduced the products and content we offered in order to conserve our cash. In the first quarter of 2001, we sold all of our internal computer and server equipment and outsourced the hosting and administration of the Quepasa.com Web site. At the end of 2000 and during part of 2001, we ceased marketing our Web site, terminated most of our co-branding and marketing arrangements with content providers and significantly reduced the services and content we provide in order to conserve our capital while we considered the sale or restructuring of our business. In the spring of 2002, our original founder acquired control of our Company and in the fall of 2002, we reorganized our Web site operations under our wholly-owned Mexican subsidiary and relocated our facilities for web site operations to Sonora, Mexico. We currently manage the Quepasa.com Web site from a 3,200 square foot office facility where we employ approximately 31 individuals.

Our performance based marketing capabilities include paid search solutions which are designed to enable Internet users to locate information, merchants, services and products. We offer paid search and directory services through our Web site, Quepasa.com. Partner versions of our search services are generally offered on a private-label basis. We believe we are among the first technology companies to develop, deploy and promote performance based online marketing solutions for the Spanish language market.

We are also developing information retrieval and management software technology products, which we intend to provide to a diverse clientele within the information technology sector emphasizing publishers of interactive, online content offerings, certain specialized online communities, online virtual product exchanges and online advertisers that target Spanish speaking users.

We are a publicly traded company listed on the Electronic Bulletin Board under the symbol “QPSA.” On March 10, 2006 the closing price of our Common Stock was $3.30 per share. We file periodic reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) and our reports may be accessed on the SEC’s Edgar system at the SEC’s Web site, www.sec.gov .

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

Our performance-based advertising services are provided to online advertisers, including pay-per-click and banner placement services. Through our pay-per-click services, advertisers place campaigns within our directory in categories that are relevant to their product or service, which are then marketed to our consumers. In many instances, our staff proactively manages the translation of these advertising campaigns from English to Spanish, as well as the intricacies and ongoing maintenance of the bilingual campaigns. We believe we are the only search engine marketer to currently provide bilingulal search, directory and campaign management solutions with a specific focus on the Hispanic internet user.

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

Hispanic population growth and concentration.

According to the U.S. Census Bureau and published sources, the Hispanic population:

•	Was estimated to be 39.9 million or 13.7% of the total U.S. population in 2003, an increase of approximately 78% from 22.4 million or 9% of the total U.S. population in 1990.

•	The U. S. Hispanic population is expected to grow to 102.6 million or 24% of the total U.S. population by 2050. This increase of 62.7 million between 2000 and 2050 represents a projected percentage increase of 157%.

•	Is relatively young, with almost 86% of U.S. Hispanics under 49, compared to less than 74% of non-Hispanics, and with a median age of 26, compared to 33 for the rest of the population.

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

Nearly half of all Hispanic adults access the Internet on a regular basis, according to The Media Audit, a report which tracks national surveys. Also, 51 percent of Hispanics who consult the Internet frequently report household income of $50,000 or more, compared to only 44.9 percent who are users who report household income of $50,000 or more.

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

According to published sources, approximately 90% of U.S. Hispanic adults speak Spanish at home. Moreover, U.S. Hispanics are expected to continue to speak Spanish because:

•	Approximately two-thirds of U.S. Hispanic adults were born outside the U.S.;

•	Hispanic immigration into the U.S. is continuing;

•	Hispanics generally seek to preserve their cultural identity; and

•	Population concentration encourages communication in Spanish.

Increasing adaptation of performance-based advertising and search marketing

•	Record advertising revenue. Online advertising sales totaled $2.7 billion in the fourth quarter of 2004, the highest revenue quarter reported to date, according to the Interactive Advertising Bureau (“IAB”) and PricewaterhouseCoopers. That was an increase of 24% over the fourth quarter of 2003. The Internet Ad Revenue Report also estimates that revenue for the full-year 2004 totaled just under $9.6 billion – a 32% increase over full-year 2003 ($7.3 billion)

•	Growth of performance-based advertising and search marketing. U.S. Bancorp Piper Jafray estimates that the global market for performance-based advertising and search marketing, such as pay-per click listings and paid inclusion, will grow at a compounded annual growth rate of 38% from approximately $1.4 billion in 2002 to approximately $7 billion in 2007.

•	Large number of small businesses operating online. According to International Data Corporation (IDC), by the end of 2007, 77% of the 8.5 million small businesses in the United States (defined as firms with under 100 employees that are not based at home) will have Web sites, compared to 62% of the 8 million small businesses in 2003.

•	Growth of electronic commerce. Forrester Research forecasts that electronic commerce activity in the United States, fueled by a steady stream of new online shoppers and new product category sales, will grow at a compounded annual growth rate of 19% over the next five years to nearly $230 billion in 2008 (representing 10% of total retail sales in the United States).

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

Retrieval Capacity and Performance Based Marketing Capabilities

We offer performance based marketing capabilities that consist of internet and categorized directory search. By offering performance based marketing capabilities, we believe we can attract advertisers who desire to sell their product or service to the U.S. Hispanic internet user. Using performance based marketing software which we have developed, when queried, our search engine will display a selection of Web sites related to that query. Our advertisers will be able to determine where in our search results their Web site link will appear for any given query through our proprietary ranking algorithms.

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

Employees

As of December 31, 2005, we employed approximately 31 individuals in Sonora, Mexico and 14 individuals, including our executive officers, in the U.S. No employees are represented by a labor union and we have not experienced any work stoppages since our inception in June 1997.

Risk Factors

Investors should consider the following risks before investing in our securities.

We Have Incurred Ongoing Operating Losses.

For the years ended December 31, 2005 and 2004, we incurred losses of $2,958,885 and $3,217,249, respectively.

We are Generating Negligible Revenue and Expect Future Losses.

Our revenue for the years ended December 31, 2005 and December 31, 2004 was $765,492 and $465,481, respectively. As a result, we incurred losses and experienced negative operating cash flow. As of December 31, 2005, we had an accumulated deficit of approximately $114.5 million, $111.5 million of which was incurred through December 31, 2004. We continue to generate only negligible revenue and there can be no assurance that our revenue will improve in the future. As a result of our negligible revenue, we expect to continue to report losses in the near future.

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

There Can be no Assurance That Our Information Retrieval Services Will Generate Revenue.

We have completed the core development of our information retrieval services, but we have not generated material amounts of revenue to date from such services. Revenue from our information retrieval and management software technology is expected to result primarily from the number of end-user data retrieval requests processed by our software. Revenue from our services is highly dependent upon the willingness of customers to use the retrieval and related services we provide, the ability of our customers to attract end-users to their online services, the volume of end-user inquiries that are processed by our retrieval software, and the ability of customers to generate revenue from traffic through their Web site retrieval request pages. Our future customers (if any) may also use competing query and directory services to operate in combination with our services, which will reduce the number of queries available for us to service and may erode revenue growth opportunities. In order for us to generate revenue from our information retrieval and software business, we will need to attract customers, develop and deliver new retrieval services, products and features to future customers and establish strategic relationships with our customers.

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

capital expenditure requirements;

debt service obligations; or

working capital needs.

Our profitability will depend primarily upon our ability to offer competitively priced information retrieval services on a timely basis.

There is Competition in the Operation of Our Web site.

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

We Have a Limited Number of Traffic Partners.

We derive a significant portion of our revenue from a limited number of traffic partners, and the loss of their business could have a material adverse effect on our results of operations.

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

Item 2. PROPERTIES

We lease 6,500 square feet of office space at our corporate headquarters at 410 N. 44th Street, Suite 450, Phoenix, AZ 85008, under a one-year lease which expires May 2006, for $12,488 per month. We also lease 3,200 square feet of office space in Sonora, Mexico, from which we operate our Quepasa.com Web site, under a two-year lease which expires September 2006, for $3,425 per month. We locate the servers necessary to provide our search and retrieval services at the Limelight Networks facility in Tempe, Arizona, which is a third tier Data Center. We believe that our facilities are adequate for our current needs and that additional suitable space is available if required.

Item 3. LEGAL PROCEEDINGS

On June 14, 2004, TIABFES, a California Corporation doing business as New Capital Advisors, filed suit against Quepasa Corporation, et. al., in the United States District Court for the Central District of California in Los Angeles, CA under case caption TIABFES, a California corporation d/b/a NEW CAPITAL ADVISORS vs. QUEPASA CORPORATION, INC., an Arizona corporation, et. al. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged professional financial advisory and business strategy services agreement between the parties. The action seeks damages under various causes of action, in amounts up to $2 million.

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

On March 14 2005, Craig Behar, filed a civil action entitled CRAIG BEHAR vs. QUEPASA CORPORATION case no. CV2005-004439 against Quepasa Corporation, in the Maricopa County Superior Court at Phoenix, AZ. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged employment agreement. The action seeks damages under various causes of action, in amounts up to $418,700. We have reviewed the claims with our counsel, find the claims to be wholly without merit, and intend to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce us to settle the action rather than litigate it.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 2001, our common stock has traded first on the Electronic Bulletin Board and then the Pink Sheets, also under the symbol “PASA.” On August 26, 2003, our common stock symbol was changed to “QPSA” and has traded on the Electronic Bulletin Board since that time.

The following table sets forth the high and low closing prices of our common stock for the calendar years indicated below.

	Stock Price
	High	Low
2005
First Quarter	$3.96	$1.94
Second Quarter	$2.25	$1.05
Third Quarter	$3.80	$2.26
Fourth Quarter	$3.90	$2.65

	Stock Price
	High	Low
2004
First Quarter	$3.05	$1.00
Second Quarter	$2.65	$1.30
Third Quarter	$3.07	$0.95
Fourth Quarter	$4.57	$2.75

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

During 2004 and 2005, we issued unregistered securities as set forth below:

1. In July 2004, we issued 12,138 shares of common stock valued at $14,913 as a dividend to our preferred shareholders.

2. In January 2005, we issued 40,045 shares of common stock valued at $49,255 as a dividend to our preferred shareholders.

3. In July 2005, we issued 10,874 shares of common stock valued at $13,383 as a dividend to our preferred shareholders.

4. In December 2005, we issued 133,333 shares of common stock for cash of $200,000.

5. In December 2005, we issued 235,000 shares of common stock for cash of $470,000 related to warrant exercises.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations for the years ended December 31, 2005 and 2004 should be read in conjunction with our consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

Company Overview

Quepasa Corporation operates a Spanish/English language Internet community with search engine technology targeting the U.S. Hispanic and Latin American markets. We are focused on providing users unique capabilities while providing advertisers with a high return on their investment. Our strategy currently includes the following initiatives to generate sales and profit growth:

Market Share Expansion – We seek to expand market share by investing in new equipment and technology.

New Business Model – We intend to concentrate on performance-based marketing activities to attract advertisers.

Focus on U.S. Hispanic Market – We believe we can use our brand to tap into the significant Hispanic consumer population.

Revenue is primarily generated from performance based search advertisements, Google AdSense and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Performance based search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Performance based revenue is recognized when there is evidence that the qualifying transactions have occurred. Google AdSense revenue is recognized in the period in which it is earned as reported by Google.

Customers generally make advance deposits, which are recorded as deferred revenue, for Performance based services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

During 2005, we obtained gross proceeds of $1.1 million from the sale of equity financing agreements and the exercise of common stock warrants. During 2004, we obtained gross proceeds of $4.8 million from the combination of our equity financing agreements signed in January, August and November 2004 and funds received directly from accredited investors found apart from these financing agreements. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

On March 21, 2006, the Company signed a warrant purchase agreement with Rick Scott Investments, LLC whereby the Company issued 3 series of warrants; the series 1 warrant consists of 1,000,000 shares of common stock at an exercise price of $2.87 and which expire on September 21, 2006, series 2 warrant consists of 1,000,000 shares of common stock at an exercise price of $4.00 and series 3 warrant consists of 1,000,000 shares of common stock at an exercise price of $7.00. Both the series 2 and series 3 warrants expire on March 21, 2016.

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

Introduction to Results of Operations

Net Revenue

In late 2003, the new business model based on pay-for-performance began to generate revenue for us, and in all of 2004 and 2005 the majority of our revenue was generated under this model. Our ability to generate significant revenue in the future is contingent upon the completion and enhancements to our software, management infrastructure and the direct marketing of the product to potential customers. During 2004 and 2005, our revenue was primarily generated from three principal sources: revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies, revenue earned from the Google AdSense program and the sale of banner advertising on our web site.

Performance based Revenue. Performance-based revenue, or paid search results, is generated when an internet user searches for a keyword and clicks on an advertisers listing. Performance-based revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Performance based revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

Google AdSense Revenue. Google AdSense revenue is generated when a Quepasa user clicks on a Google advertiser through either the displayed advertisements associated with content or by utilizing the Google search feature. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google.

Banner Advertising Revenue. Banner revenue is generated when an advertiser purchases a banner placement within our Quepasa.com website. We recognize revenue related to banner advertisements ratably over the contract period.

Operating Expenses

Our principal operating expenses consist of:

•	search services expenses;

•	product and content development expenses;

•	sales and marketing expenses; and

•	general and administrative expenses.

•	depreciation and amortization.

Search Services Expenses. Our search services expenses consist of payments made to our affiliates and partners that have either integrated our performance based search services into their sites or provided traffic to our directory listings. There are generally two economic structures of the affiliate and partner agreements: fixed payments based on a minimum amount of traffic delivered and variable payments based on the amount of searches or paid clicks associated with affiliate or partner traffic. We expense search services costs under two methods; fixed payments are expensed pro-rata over the term of the agreement and agreements based on a percentage of revenue are expensed based on the underlying revenue multiplied by the agreed upon rate.

Product and Content Development Expenses. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, purchases of content and specific technology, particularly our search engine software, and telecommunications links access charges. We continued to consolidate the products and content we provide as we reduce our operating expenses and conserve cash.

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

Depreciation and Amortization Expenses. Our depreciation and amortization expenses have consisted primarily of depreciaton related to our proprietary software and amortization of a bridge loan. As of December 31, 2004, substantially all of the depreciation related to the proprietary software has been expensed.

Other Income (Expense). Other income (expense) consists primarily of interest earned, net of interest expense. We have invested our cash in money market funds, corporate bonds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk. Interest income will increase over time as proceeds are received from the sale of common and / or preferred stock and the anticipated return to positive cash flow generation later in 2006.

Results of Operations

2005 Compared to 2004

Our results of operations for the years ended December 31, 2005 and 2004 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $2,958,885 for the year ended December 31, 2005, compared to a net loss of $3,217,249 for the year ended December 31, 2004. During the year ended December 31, 2005, we focused on enhancing our new business model. As a result of generating more revenue during the year ended 2005, we incurred increased costs associated with that revenue. At December 31, 2005, there were 45 employees. During 2004, we focused on building on the new business model including the management of our Quepasa.com website by our Mexican subsidiary, Quepasa.com de Mexico, and the advancement of our Internet information search and retrieval software.

Net Revenue

Performance based Revenue. Performance based search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Performance based revenue is recognized when there is evidence that the qualifying transactions have occurred. During the years ended December 31, 2005 and 2004, performance based revenue accounted for 85% and 95% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned. For the years ended December 31, 2005 and 2004, Google AdSense revenue accounted for approximately 11% and 0% of total revenue, respectively. Google AdSense revenue is recognized in the period in which it is earned based on reporting by Google.

Banner Advertising Revenue. We recognize revenue related to banner advertisements ratably over the contract period. For years ended December 31, 2005 and 2004, banner advertising revenue accounted for approximately 4% and 5% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

We generated $765,492 of revenue in 2005, an increase of $300,011 or 64% from the $465,481 in revenue generated in 2004. In order to generate significant revenue under the new model, we must continue to enhance the development and marketing of our search and retrieval software. In 2005, our revenue was primarily generated from paid search results. An increase in our advertiser base was the primary factor in our increase in revenue.

Operating Expenses

Search Services Expenses. Our search services expenses increased to $526 thousand during the year ended December 31, 2005, from $330 thousand in during year ended December 31, 2004. These changes are attributable to an increase in our expenses related to online distribution agreements, and correspond to the increases in revenue for the applicable periods.

Sales and Marketing Expenses. Our Sales and marketing expense decreased to $257 thousand during the year ended December 31, 2005 from $427 thousand for year ended December 31, 2004. These changes are mainly attributable to a decrease in our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $160 thousand during the year ended December 31, 2005 from $158 thousand during the year ended December 31, 2004. This increase is attributable to changes in our technology and development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $2.7 million during the year ended December 31, 2005 from $2.3 million during the year ended December 31, 2004. This increase is mainly attributable to the increase in advertising expense to $178 thousand for the year ended December 31, 2005, from $22 thousand, for the year ended December 31, 2004, the increase in general and administrative salaries to $822 thousand for the year ended December 31, 2005, from $685 thousand, for the year ended December 31, 2004 and the increase in office rent expense to $184 thousand for the year ended December 31, 2005, from $147 thousand, for the year ended December 31, 2004. Additionally, all payroll related taxes are recorded as general and administrative expense.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $107 thousand during the year ended December 31, 2005 from $370 thousand during the year ended December 31, 2004. This decrease is attributable to the decrease in depreciation associated with our proprietary software which was fully depreciated at December 31, 2004.

Other Income (Expense). Other income (expense) which primarily consists of interest income offset by interest expense. Other income (expense) for the year ended December 31, 2005 was $6 thousand for the year ended December 31, 2005 and ($71) thousand for the year ended December 31, 2004. The decreased expense is mainly attributable to what ultimately amounted to $64 thousand in amortization of discount on bridge loans and $12 thousand in accrued interest on the bridge loans.

Liquidity and Capital Resources

We have substantial capital resource requirements and have generated significant losses. We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows during 2006.

At December 31, 2005, we had $1.4 million in cash and cash equivalents compared to $3.1 million at December 31, 2004.

Net cash used in operating activities was $2.7 million in 2005 as compared to $1.6 million in 2004. In 2005, net cash used by operations consisted of a net loss of $3.0 million offset by non-cash expenses of $107 thousand in depreciation and amortization plus $397 thousand related to the issuance of stock and stock options for services, and $114 thousand related to the issuance of stock required in an offering. Net cash used by operations in 2004 consisted of a net loss of $3.2 million offset by non-cash expenses, the largest of which, were $434 thousand in depreciation and amortization plus $499 thousand related to the issuance of stock, stock options and warrants for services.

Net cash used in investing activities was $58 thousand in 2005 as compared to net cash used by investing activities of $95 thousand in 2004. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $1.1 million in 2005 as compared to $4.7 million in 2004. In 2005, we received $1.1 million, net of commissions from the from the issuance of common stock. In 2004, we received $4.0 million, net of commissions from the from the issuance of common stock, $532 thousand, net of commissions from the issuance of preferred stock and $225 thousand, net of commissions, from the from the issuance of notes payable.

We expect to continue to incur significant costs, particularly general and administrative costs during 2006, and do not expect sufficient revenue to be realized to offset these costs during 2006. We believe that our cash on hand, proceeds from the issuance of common stock, and revenues generated from the completed information retrieval and management software products, will be sufficient to meet our working capital and capital expenditure needs through 2006. We recently entered into an equity financing agreement with an investment group headed by Richard L. Scott Investments, LLC. Under the terms of the agreement, Richard L. Scott Investments, LLC acquired three series of warrants. Each warrant is exercisable for 1,000,000 shares of Quepasa common stock. The series 1 warrant has an exercise price of $2.87 and can be exercised at any time within 180 days. We believe that the series 1 warrant will be exercised before September 21, 2006, the expiration date.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The Company currently accounts for its stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. As of December 31, 2005, all of the outstanding options were fully vested and will not have an affect on future periods. For a discussion of the pro forma effect on the Company’s earnings for the two-year period ended December 31, 2005, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “Stock-Based Compensation” in Note 1 of Notes to the Consolidated Financial Statements.

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 “Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

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

Interest Rate Risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities in its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. As of December 31, 2005, a 10 basis point change in interest rates would have an immaterial effect to our consolidated financial statements.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quepasa Corporation and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Quepasa Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quepasa Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 22, 2006

Denver, Colorado

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,441,889
Accounts receivable - trade	52,185
Accounts receivable - other	740
Prepaid expenses	16,465

Total current assets	1,511,279

NON-CURRENT ASSETS:
Property and equipment - net	172,397
Deposits	28,681

Total noncurrent assets	201,078

Total assets	$1,712,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$90,407
Accrued and other current liabilities	97,515
Deferred revenue	207,863
Current portion of long-term debt	7,297

Total current liabilities	403,082

LONG-TERM DEBT- net of current portion	21,491

Total liabilities	424,573

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; authorized 50,000,000 shares; 7,832,021 shares issued and outstanding	7,832
Additional paid-in capital	115,773,796
Accumulated deficit	(114,488,133)
Foreign currency translation adjustment	(5,711)

Total stockholders’ equity	1,287,784

Total liabilities and stockholders’ equity	$1,712,357

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2005	2004
REVENUES	$765,492	$465,481

OPERATING COSTS AND EXPENSES:
Search services expenses	526,336	330,278
Sales and marketing expenses	256,530	426,601
Product and content development expenses	160,169	157,625
General and administrative	2,680,607	2,327,146
Depreciation and amortization	106,269	370,497

	3,729,911	3,612,147

LOSS FROM OPERATIONS	(2,964,419)	(3,146,666)

OTHER INCOME (EXPENSE):
Interest income and other	7,921	7,430
Interest expense	(2,387)	(78,013)

TOTAL OTHER INCOME (EXPENSE)	5,534	(70,583)

NET LOSS	(2,958,885)	(3,217,249)
Preferred stock dividends	(13,383)	(64,160)
Deemed preferred stock dividend	—	(1,897,700)

Net loss attributable to common stockholders	$(2,972,268)	$(5,179,109)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.41)	$(0.70)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	7,266,511	4,612,198

NET LOSS	$(2,958,885)	$(3,217,249)
Foreign currency translation adjustment	4,306	5,379

COMPREHENSIVE LOSS	$(2,954,579)	$(3,211,870)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2003	—	$—	3,606,602	$3,607	$106,775,092	$(106,336,756)	$(15,396)	$426,547
Deemed preferred stock dividend	—	—	—	—	1,897,700	(1,897,700)	—	—
Issuance of common stock for cash, net of offering costs of $1,396,938	—	—	2,262,831	2,263	2,938,949	—	—	2,941,212
Issuance of common stock for services	—	—	115,000	115	216,769	—	—	216,884
Issuance of preferred stock for cash, net of offering costs of $82,875	7,373	564,625	—	—	—	—	—	564,625
Issuance of preferred stock as payoff of bridge loan, net of offering cost of $32,500	2,500	217,500	—	—	—	—	—	217,500
Issuance of warrants for services	—	—	—	—	1,159,611	—	—	1,159,611
Issuance of additional common shares for extension of offering	—	—	33,975	34	44,134	—	—	44,168
Issuance of common stock in connection with bridge loan	—	—	25,000	25	63,975	—	—	64,000
Issuance of common stock for preferred dividends	—	—	12,138	12	14,901	(14,913)	—	—
Accrued dividends to preferred stockholders	—	—	—	—	—	(49,247)	—	(49,247)
Exchange of common for preferred	10,002	999,730	(768,225)	(768)	(998,962)	—	—	—
Conversion of preferred to common	(16,538)	(1,564,000)	1,344,552	1,344	1,562,656	—	—	—
Issuance of stock options for compensation	—	—	—	—	26,000	—	—	26,000
Exercise of common stock options	—	—	219,522	220	155,769	—	—	155,989
Foreign currency translation adjustment	—	—	—	—	—	—	5,379	5,379
Net loss	—	—	—	—	—	(3,217,249)	—	(3,217,249)

Balance—December 31, 2004	3,337	$217,855	6,851,395	$6,852	$113,856,594	$(111,515,865)	$(10,017)	$2,555,419
Issuance of stock options for services	—	—	—	—	247,447	—	—	247,447
Issuance of common stock for cash, net of offering costs of $65,000	—	—	293,333	293	634,706	—	—	634,999
Issuance of common stock for preferred dividends	—	—	50,919	51	62,579	(13,383)	—	49,247
Issuance of additional common shares for extension of offering	—	—	50,780	51	114,712	—	—	114,763
Issuance of common stock for services	—	—	25,000	25	51,225	—	—	51,250
Issuance of common stock related to settlement of lawsuit	—	—	39,295	39	98,199	—	—	98,238
Conversion of preferred to common	(3,337)	(217,855)	271,299	271	217,584	—	—	—
Exercise of common stock options	—	—	15,000	15	20,985	—	—	21,000
Exercise of common stock warrants	—	—	235,000	235	469,765	—	—	470,000
Foreign currency translation adjustment	—	—	—	—	—	—	4,306	4,306
Net loss	—	—	—	—	—	(2,958,885)	—	(2,958,885)

Balance—December 31, 2005	—	$—	7,832,021	$7,832	$115,773,796	$(114,488,133)	$(5,711)	$1,287,784

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(2,958,885)	$(3,217,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,269	370,497
Amortization of discount on note payable	—	64,000
Warrants issued for professional services	—	256,396
Issuance of additional common shares required in offering	114,763	44,168
Issuance of common stock and options for services and settlement of lawsuit	396,935	242,884
Forgiveness of forgivable loans	13,000	17,000
Bad debt expense	21,508	19,530
Change in assets and liabilities:
Receivables	(69,803)	(829)
Prepaid expenses and other assets	43	(9,337)
Accounts payable and other current liabilities	(359,312)	454,504
Deferred revenue	43,075	143,242

Net cash used in operating activities	(2,692,407)	(1,615,194)

INVESTING ACTIVITIES:
Issuance of notes receivable	(13,000)	(17,000)
Purchase of property and equipment	(44,507)	(78,487)

Net cash used in investing activities	(57,507)	(95,487)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, exercise of warrants and stock options, net of commissions of $65,000	1,125,999	4,000,416
Proceeds from issuance of preferred stock	—	532,125
Proceeds from issuance of notes payable	—	225,000
Payments on notes payable	(8,073)	(20,610)

Net cash provided by financing activities	1,117,926	4,736,931

Foreign currency translation adjustment	4,306	5,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,627,682)	3,031,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,069,571	37,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,441,889	$3,069,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,387	$1,913
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends, of which $49,247 had been recorded as an accrued dividend at December 31, 2004.

In May 2005, the Company granted 250,000 common stock options valued at $247,447 for professional business services.

In July 2005, the Company issued 10,874 shares of common stock valued at $13,383 for preferred stock dividends.

In July 2005, the Company issued 25,000 shares of common stock valued at $51,250 for services.

In August 2005, the Company issued 50,780 shares of common stock valued at $114,763 as additional shares required by a private placement.

In August 2005, the Company issued 39,295 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

During 2005, certain shareholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 shares of common stock.

During 2004, the Company recorded a deemed preferred dividend of $1,897,700 based on the beneficial conversion feature imbedded in the issued convertible preferred stock.

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

Notes To Consolidated Financial Statements

QUEPASA CORPORATION

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, (the Company or Quepasa), a Nevada Corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet community targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users search engine capabilities and performance based marketing applications as well as traditional portal services centered around the Spanish market. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Quepasa Corporation, and its subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company extends credit on a non-collateralized basis primarily to companies who are located in the United States. The Company performs periodic credit evaluations of its customer’s financial condition as part of its decision to provide credit terms. The Company estimates the level of accounts receivable which will ultimately not be paid and historically has not experienced significant credit losses.

Other financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its temporary cash investments with what management believes are high-credit, quality financial institutions.

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

Revenue is primarily generated from performance based search advertisements, Google AdSense and banner advertisements. The Company recognizes revenue related to banner advertisements ratably over the contract period. Performance based search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Performance based revenue is recognized when there is evidence that the qualifying transactions have occurred. Google AdSense revenue is recognized in the period in which it is earned based on reporting by Google.

Customers generally make advance deposits, which are recorded as deferred revenue, for performance based services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was approximately $177,425 and $15,020 respectively.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The Company currently accounts for its stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. As of December 31, 2005, all of the outstanding options were fully vested and will not have an effect on future periods. For a discussion of the pro forma effect on the Company’s earnings for the two-year period ended December 31, 2005, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “Stock-Based Compensation” in Note 1 of Notes to the Consolidated Financial Statements.

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 “Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaids and accounts payable approximated fair value as of December 31, 2005 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt issued approximate fair value as of December 31, 2005 because interest rates on these instruments approximate market interest rates.

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

During 2005, the Company granted 1,200,000 stock options, all of which vested upon issuance and which expire at various times between May and June 2012. During 2004, the Company granted 265,000 stock options: 125,000 of these options were to have vested according to certain performance milestones but were forfeited in 2005 upon the employee’s termination of employment; the remaining options vested upon issuance and expire at various times between January and March 2011. Stock based compensation totaled $247,447 and $124,134 for the fiscal years 2005 and 2004, respectively.

Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004
Net loss - as reported	$(2,958,885)	$(3,217,249)
Add back: stock based compensation expense recognized, net of related tax effects	247,447	124,134
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects.	(1,511,310)	(248,333)

Net loss – pro forma	$(4,222,748)	$(3,341,448)

Basic loss per common share – as reported	$(0.41)	$(.70)
Basic loss per common share – proforma	$(0.58)	$(.72)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2005	2004
Approximate risk free rate	4.5%	4.5%
Average expected life	7 years	7 years
Dividend yield	0%	0%
Volatility	123%	274%
Estimated per share weighted average fair value of total options granted	$1.64	1.51

Note 2—Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $114.5 million through December 31, 2005.

In the spring of 2002, the Company’s founder re-joined the Company and began efforts in the development of a new business model. The new revenue model includes offering internet and category search capacities to our community users, banner placement and paid link capabilities for advertisers. In order to generate significant revenue in the future, the Company must continue to expand its advertising products and services and successfully direct marketing to potential advertising customers. The Company intends to price the advertising products and services competitively against other related companies.

On March 21, 2006, the Company entered into a warrant purchase agreement with an investment group to acquire three series of warrants. Each warrant is exercisable for 1,000,000 shares of common stock. The first warrant has an exercise price of $2.87 and can be exercised at any time within 180 days. The second and third warrants are not exercisable unless the first warrant is exercised in full. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March 12, 2016.

The Company expects to continue to incur significant costs, particularly general and administrative costs during 2005, and does not expect sufficient revenue to be realized to offset these costs until later in 2006. The Company believes that its current cash balances, cash generated from its operations, and its financing activities are sufficient to finance its business objective through the next twelve months.

Note 3—Balance Sheet Disclosures

Property and equipment consist of the following at December 31, 2005:

Software	$489,449
Computer equipment	240,745
Vehicles	116,382
Office furniture and equipment	57,146
Other equipment	10,038

Subtotal cost	913,760
Less accumulated depreciation and amortization	(741,363)

Net property and equipment	$172,397

Accrued and other current liabilities consist of the following at December 31, 2005:

Accrued salary and wages	$51,653
Payroll taxes	26,970
Other accrued expenses	18,892

Total	$97,515

Note 4—Long-Term Debt

Long-term debt consists of the following at December 31, 2005:

Note payable to a financing company, due in monthly installments of $804 including principal and interest at 6.61% through May 2009, secured by a vehicle.	$28,788
Less current portion	(7,297)

$21,491

Maturities of long-term obligations are as follows:

Year Ending December 31,
2006	7,297
2007	8,479
2008	9,057
2009	3,955

$28,788

Note 5—Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating leases. Rent expense for these leases was:

Year Ended December 31,
2005	$184,433
2004	$146,696

Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2005	$93,265

Employment Agreements

The Company has entered into employment and other agreements with all of its executive officers. During 2005 and 2004, the Company satisfied all its obligations under these agreements. The agreements are for terms varying from one to two years with its employees.

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

On August 2, 2005, the Company formally agreed to dismiss the lawsuit it filed against TIABFES Corp. d/b/a New Capital Advisors (“New Capital”) in Superior Court at Phoenix, Arizona (#CV2004-015723) on August 13, 2004 and New Capital agreed to dismiss the lawsuit it filed on June 14, 2004, against the Company in United States District Court, Central District of California (#04-4198). In connection with the final settlement agreement, the Company issued a total of 39,295 shares of common stock valued at $98,238.

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

Note 6—Stockholders’ Equity

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

On September 2, 2005 the Company filed a Registration Statement under the Securities Act of 1933 for an aggregate of 3,093,628 shares of common stock for sale, comprised of 1,699,388 shares of common stock and 1,394,240 shares of common stock issuable upon exercise of common stock warrants. On November 10, 2005, the Registration Statement was declared effective by the Securities and Exchange Commission.

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

During 2004, the Company issued 52,500 shares of common stock to 9 employees as compensation valued at $98,134. In addition, the Company issued 62,500 shares of common stock to outside consultants valued at $118,750 for professional services.

During the year ended December 31, 2004, the Company issued 167,731 shares of common stock for cash of $203,050 to accredited private investors, 219,522 shares of common stock for cash of $155,989 upon exercise of stock options, and 25,000 shares of common stock valued at $64,000 in conjunction with the issuance of notes payable.

In January 2005, the Company completed an offering of common stock, $.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock, and 64,000 warrants valued at $182,146. These warrants are exercisable by the holders at $4.50 per share through January 3, 2007.

In January 2005, the Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

In July 2005, the Company issued 50,780 additional shares of common stock valued at $114,763 as required by the terms of a private placement.

In July 2005, the Company issued 10,874 shares of common stock valued at $13,383 for preferred stock dividends.

In July 2005, the Company issued 25,000 shares of common stock valued at $51,250 for professional services.

In August 2005, the Company issued 39,295 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

In December 2005, the Company issued 133,333 shares of common stock for cash of $200,000.

In December 2005, the Company issued 235,000 shares of common stock for cash of $470,000 upon exercise of stock warrants.

During 2005, the Company converted 3,337 shares of preferred stock to 271,299 shares of common stock.

During 2005, the Company issued 15,000 shares of common stock for cash of $21,000 upon exercise of stock options.

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

Pursuant to the PPM, the preferred shareholders were entitled to convert their shares into common stock at anytime. In addition, the Company had the right to cause the Investors in preferred shares to convert to common stock at any time after the closing price of the Company’s stock has closed at or above $1.95 for 20 consecutive trading days. As of December 31, 2004, the Company had not caused the Investors to convert their outstanding shares of preferred stock. The preferred stock had a conversion price of $1.23 which is 75% of the average closing price of the common stock for the ten days preceding the effective date of the Registration Statement (July 6, 2004) under the Securities Act of 1933.

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

As of December 31, 2004, certain preferred shareholders elected to convert 16,538 shares of preferred stock valued at $1,564,000 to 1,344,522 shares of common stock.

During 2005, the remaining outstanding shares of preferred stock were converted into common stock. Certain preferred shareholders converted 930 shares of preferred stock and, in addition, the Company elected to force conversion on the remaining 2,407 shares of preferred stock. These conversions of preferred stock were valued at $217,855 and converted to 271,299 shares of common stock.

As of December 31, 2005, there was no outstanding preferred stock.

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

Stock-based compensation totaled $247,447 and $124,134 for the years ended December 31, 2005 and 2004, respectively, and is classified as sales and marketing, product and content development and general and administrative expenses in the accompanying financial statements.

The following table presents the activity for options outstanding:

	Common Stock Options	Weighted Average Exercise Price
Outstanding—December 31, 2003	2,286,730	$1.54
Granted	265,000	1.26
Forfeited/canceled	(840,833)	1.60
Exercised	(219,522)	0.71

Outstanding—December 31, 2004	1,491,375	$1.57
Granted	1,200,000	1.64
Forfeited/canceled	(235,000)	1.45
Exercised	(15,000)	1.40

Outstanding—December 31, 2005	2,441,375	$1.62

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$1.25 - $1.50	970,000	$1.39	5.9	970,000	$1.39
$1.60	969,500	$1.60	4.7	969,500	$1.60
$2.00	500,000	$2.00	6.4	500,000	$2.00
$30.00	1,875	$30.00	2.9	1,875	$30.00

Total—December 31, 2005	2,441,375	$1.62	5.0	2,441,375	$1.62

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

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

In January 2005, the Company issued 64,000 warrants valued at $182,146 related to the above private placement.

During 2005, the Company received $470,000 related to the exercise of 235,000 warrants in exchange for 235,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4.00 per share through November 22, 2008.

Subsequent to 2005, the Company received $150,000 related to the exercise of 75,000 warrants. In addition, the Company received $20,000 related to the exercise of 10,000 warrants in exchange for 10,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4.00 per share through November 22, 2008.

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

At December 31, 2005, the Company had net operating losses of approximately $70,440,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating loss, which expires at various times starting in 2012 through 2025, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

	2005	2004
Expected tax benefit	$(1,006,000)	$(1,094,000)
Effect of permanent differences	27,000	33,000
Change in valuation allowance for deferred tax assets	794,000	1,490,000
State tax benefit, net of federal provision (benefit)	(133,000)	(112,000)
Other	318,000	(317,000)

Income tax expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

	December 31,
	2005	2004
Net operating loss	$27,119,000	$26,419,000
Deferred revenue	80,000	63,000
Fixed assets	35,000	(42,000)

Total net deferred tax assets	27,234,000	26,440,000
Valuation allowance for deferred tax assets	(27,234,000)	(26,440,000)

Net deferred tax asset	$—	$—

Note 9—Loss Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004
Net loss	$(2,958,885)	$(3,217,249)
Basic earnings per share-weighted average shares	7,266,511	4,612,198
Basic and diluted loss per common share	$(0.41)	$(0.70)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation. Such anti-dilutive potential shares amounted to 3,635,615 and 2,821,615 at December 31, 2005 and 2004, respectively.

Note 10—Related Party Transactions

During 2005 and 2004, the Company made forgivable loans to an employee of the Company totaling $13,000 and $17,000 respectively, all of which have been forgiven as of December 31, 2005.

Note 11—Quarterly Financial Data— Unaudited

A summary of the quarterly data for the years ended December 31, 2005 and 2004 follows (in thousands, except net loss per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Revenue	$126	$160	$190	$289	$765
Operating expenses	$746	$1,105	$987	$892	$3,730
Loss from operations	$(620)	$(945)	$(797)	$(603)	$(2,965)
Net loss	$(621)	$(943)	$(797)	$(598)	$(2,959)
Net loss per share, basic and diluted	$(0.09)	$(0.13)	$(0.11)	$(0.08)	$(0.41)

2004
Revenue	$24	$104	$216	$121	$465
Operating expenses	$662	$1,170	$893	$887	$3,612
Loss from operations	$(638)	$(1,066)	$(677)	$(766)	$(3,147)
Net loss	$(657)	$(1,118)	$(676)	$(766)	$(3,217)
Net loss per share, basic and diluted	$(0.17)	$(0.25)	$(0.15)	$(0.13)	$(0.70)

Note 12—Business Segment Information

The Company conducts operations in the United States of America through the parent company, Quepasa Corporation, and in Mexico through the Company’s Mexico-based subsidiary, Quepasa.com de Mexico, which operates and manages the Quepasa.com web site. The following presents segment information, by geographic area, for the Company for 2005 and 2004 (in thousands).

	United States	Mexico	Total
2005
Revenues	$765	$—	$765
Loss from operations	(2,918)	(46)	(2,964)
Other income (expense)	7	(1)	(6)
Net loss	$(2,912)	$(47)	$(2,959)
Depreciation and amortization	$79	$27	$106
Capital expenditures	$39	$6	$45
Identifiable assets at December 31, 2005	$1,659	$53	$1,712

2004
Revenues	$465	$—	$465
Loss from operations	(3,111)	(36)	(3,147)
Other income (expense)	(71)	—	(71)
Net loss	$(3,181)	$(36)	$(3,217)
Depreciation and amortization	$350	$20	$370
Capital expenditures	$53	$31	$84
Identifiable assets at December 31, 2004	$3,272	$82	$3,354

Note 13—Subsequent Events

Subsequent to December 2005, certain investors exercised 10,000 warrants in exchange for 10,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4.00 per share through December 31, 2007.

In January 2006, the Company issued 30,000 shares of common stock related to the exercise of certain stock option agreements.

In March 2006, the Company issued 75,000 shares of common stock related to the exercise of certain warrant agreements.

On March 21, 2006, the Company entered into a warrant purchase agreement with an investment group to acquire three series of warrants. Each warrant is exercisable for 1,000,000 shares of Quepasa Common Stock. The first warrant has an exercise price of $2.87 and can be exercised at any time within 180 days. The second and third warrants are not exercisable unless the first warrant is exercised in full. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March, 2016.

On March 21, 2006, the Company entered into an employment agreement with Robert B. Stearns (“Mr. Stearns”) whereby Mr. Stearns was appointed Chairman of the Board of Directors and Chief Executive Office of the Company. As a part of this agreement, Mr. Stearns was granted 600,000 options that vest monthly, as defined in the agreement, at an exercise price of $3.50, the fair market value on March 21, 2006. In addition Mr. Stearns was issued 200,000 warrants to purchase common stock at an exercise price of $3.50. These warrants expire on March 21, 2016.

On March 21, 2006, the Company entered into an employment agreement with Jeffrey Peterson, the Company’s founder and former Chief Executive Officer whereby Mr. Peterson was appointed Chief Technical Officer. As a part of this agreement, the Company will pay Mr. Peterson $250,000 upon termination of this employment agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8a. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

We have made no change to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of the year ended December 31, 2005, the Company’s auditors communicated to the Registrant matters it considered to be material weaknesses in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be overextended, coupled with selected transactions not being documented in a manner which provided for accurate and timely financial reports. These circumstances contributed to certain liability accounts not being recorded and/or reconciled on a timely basis, certain transactions either not being recorded correctly or not being recorded at all and certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff and processes.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Position	Officer or Director Since
Robert B. Stearns	54	Chief Executive Officer and Chairman of the Board of Directors	2006
Jeffrey S. Peterson	33	Chief Technical Officer and Director	From 1997 to 1999 and since April 2002
Fernando Ascencio	55	President	2004
Charles B. Mathews	41	Chief Financial Officer and Chief Operating Officer	2004
Marco Delgado	29	Director	2004

Mr. Peterson is a Class A director, Mr. Stearns is Class B director and Mr. Delgado is a Class C director. Class A directors serve for terms of three years, the Class B director will serve for an initial term of two years and thereafter, Class B directors will be elected for terms of three years, and the Class C director will serve for an initial term of one year and thereafter, Class C directors will be elected for terms of three years. Our officers are elected by, and serve at the discretion of, the Board of Directors. Our full Board of Directors acts as our Audit Committee.

Robert B. Stearns has been our Chairman and Chief Executive Officer since March 2006. During the past twenty-five years, Mr. Stearns has held senior leadership positions in large corporate and small entrepreneurial enterprises. Notable positions include: Managing Director of Investment Banking at Lehman Brothers, Inc., Head of Investment Banking at UBS Securities, Inc., Chief Financial Officer of The Dial Corporation, Chief Financial Officer of Columbia/HCA Corp., Chief Financial Officer of PacifiCare, Inc., President of Quantum Esthetic Surgery, Inc., and President of Vascular Genetics, Inc. Mr. Stearns graduated from Phillips Academy (Andover)(Diploma, 1970), Harvard University (AB cum laude, 1974), University of Chicago Graduate School of Business (MBA, 1977), and DePaul University College of Law (JD, 1979).

Mr. Stearns is the author of the internationally best-selling book, Winning Smart After Losing Big. In addition to his business activities, he is a Professor of Practice in the Finance Department of the W. P. Carey Graduate School of Business at Arizona State University.

Jeffrey S. Peterson has been our Chairman from April 2002 to March 2006 and Chief Executive Officer from April 2002 to March 2005 and from July 2005 to March 2006. From June 1999 to June 2001, Mr. Peterson managed his personal investments. Mr. Peterson founded us and was our Chairman and Chief Executive Officer from May 1998 to June 1999 when he was appointed Chief Technology Officer. He was also our Chief Technology Officer from July 1997 until May 1998 and our President in June 1999. From January 1997 to June 1997, Mr. Peterson served as co-owner of NetCentury, an Internet design firm he founded. Mr. Peterson is an experienced Modula, Java and C++ programmer, who has been involved in the programming and operations of computers and digital communications for over 20 years. He has developed software applications for operating systems and digital platforms, beginning with Cp/M based systems in the early 1980s to Unix (Sun Solaris, BSD, Linux, Irix) and Windows NT. Mr. Peterson is bilingual in English and Spanish. Mr. Peterson has received national and international media attention for his accomplishments in the technology sector, currently serves on the board of directors of several privately-held technology related companies in both the United States and Latin America and serves as a technology consultant to the government of Mexico. In July 2003, Mr. Peterson was appointed by Arizona Governor Janet Napolitano to the Board of Directors of the Arizona – Mexico Commission.

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

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

Effective July 1, 2005 through December 31, 2005, Mr. Peterson earned an accrued salary of $50,000 and was granted 500,000 stock options under our stock option plan. In 2004, Mr. Peterson received a cash salary of $120,000.

The following table provides certain summary information concerning the compensation earned by our chief executive officer, president and chief financial officer for services rendered in all capacities to us and our subsidiary for the fiscal years ended December 31, 2005, and 2004.

	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Jeffery S. Peterson Chairman and Chief Executive Officer	2005	$50,000	$0	$0	500,000	$0
	2004	$120,000	$0	$441	0	$0
Fernando Ascencio President	2005	$82,500	$1,000	$0	0	$0
	2004	$70,000	$0	$0	35,000	$0
Charles B. Mathews Chief Financial Officer and Chief Operating Officer	2005	$86,667	$17,464	$0	250,000	$0
	2004	$63,333	$0	$0	50,000	$0
John T. Kurtzweil Interim Chief Financial Officer	2004	$0	$0	$26,000	20,000	$0

Director Compensation

Our non-employee directors may receive compensation for their services as directors and reimbursed for out-of-pocket expenses incurred in attending Board meetings and have been granted stock options. During 2005, Jeffrey Peterson received $13,500 in director compensation.

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

Name	Amount of Ownership(1)	Percent of Class
Robert B. Stearns	253,334	3.2%
Jeffrey S. Peterson	2,109,235	26.8%
Fernando Ascencio	122,500	1.6%
Charles B. Mathews	300,000	3.8%
Marco Delgado	5,000.1%
Richard L. Scott	1,500,000	19.1%
F. Stephan Allen	1,500,000	19.1%
Kevin Dieball	421,876	5.4%
William D. Witter, Inc.	512,000	6.5%
All officers and directors as a group (5 persons)	2,790,069	35.4%

(1)	Includes stock options and warrants exercisable within 60 days from the date hereof.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

(1) Index to Financial Statements

The financial statements included in Part II, Item 7 of this document are filed as part of this report.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this report. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements.

(b)	Reports on Form 8-K.

On November 21, 2005, we filed a report on Form 8-K announcing the financial results for the third quarter ended September 30, 2005. In addition, the Company announced that it expects revenue in the fourth quarter of 2005 to exceed the third quarter of 2005 and the Company announced that it was experiencing rapid growth.

(c) Exhibits:

Exhibit Number	Description of Document
10.1	Employment agreement for Robert B. Stearns

10.2	Employment agreement for Jeffrey Peterson

23.01	Consent of Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Quepasa Corporation’s annual financial statements and for the review of financial statements included in 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $76,000 and $77,600 for the years ended December 31, 2005 and December 31, 2004 respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Quepasa Corporation’s financial statements that are not reported above were $5,000 for the year ended December 31, 2005 and consisted of reviewing the Company’s annual proxy statement. The fees related to the year ended December 31, 2004 of $1,063 were for general accounting and consulting services.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $8,023 for the year ended December 2004 and $8,873 for the year ended December 31, 2005.

All Other Fees

The other aggregate fees billed for the years ended December 31, 2005 and December 31, 2004 were $17,303 and $6,220 respectively. These fees were for related to the filing of a registration statement, merger and acquisition activity and general consulting work for new accounting regulations and their application for the Company.

QUEPASA CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on March 31, 2006.

Quepasa Corporation

/s/ Robert B. Stearns
Robert B. Stearns Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Stearns Robert B. Stearns	Chairman of the Board of Directors Chief Executive Officer	March 31, 2006

/s/ Charles B. Mathews Charles B. Mathews	Chief Financial Officer, Chief Operating Officer	March 31, 2006

/s/ Jeffrey Peterson Jeffrey Peterson	Chief Technical Officer, Director	March 31, 2006

/s/ Fernando Ascencio Fernando Ascencio	President	March 31, 2006

/s/ Marco Delgado Marco Delgado	Director	March 31, 2006

S-1