Form 10QSB
period 2006-03-31
QUEPASA CORP
filed 2006-05-15
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(602) 716-0100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock as of May 5, 2006 was 8,102,521 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

QUEPASA CORPORATION AND SUBSIDIARY

INDEX	TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,333,995	$1,441,889
Accounts receivable - trade	32,716	52,185
Accounts receivable - other	3,629	740
Prepaid expenses	14,030	16,465

Total current assets	1,384,370	1,511,279

NON-CURRENT ASSETS:
Property and equipment - net	162,736	172,397
Deposits	30,897	28,681

Total noncurrent assets	193,633	201,078

Total assets	$1,578,003	$1,712,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,246	$90,407
Accrued and other current liabilities	25,829	97,515
Deferred revenue	187,690	207,863
Current portion of long-term debt	8,115	7,297

Total current liabilities	315,880	403,082
LONG-TERM DEBT- net of current portion	18,726	21,491

Total liabilities	334,606	424,573

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 8,082,021 shares (March 31, 2006) and 7,832,021 (December 31, 2005)	8,082	7,832
Additional paid-in capital	117,899,635	115,773,796
Accumulated deficit	(116,652,907)	(114,488,133)
Foreign currency translation adjustment	(11,413)	(5,711)

Total stockholders’ equity	1,243,397	1,287,784

Total liabilities and stockholders’ equity	$1,578,003	$1,712,357

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2006	2005
REVENUES	$164,565	$126,238

OPERATING COSTS AND EXPENSES:
Search services expenses	118,152	104,971
Sales and marketing expenses	24,232	88,996
Product and content development expenses	41,809	41,380
General and administrative	2,131,377	485,858
Depreciation and amortization	21,549	24,823

	2,337,119	746,028

LOSS FROM OPERATIONS	(2,172,554)	(619,790)

OTHER INCOME (EXPENSE):
Interest income and other	8,245	4
Interest expense	(465)	(802)

TOTAL OTHER INCOME (EXPENSE)	7,780	(798)

NET LOSS	$(2,164,774)	$(620,588)

Preferred stock dividends	—	(8)

Net loss attributable to common stockholders	$(2,164,774)	$(620,596)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.27)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	7,884,409	7,040,688

NET LOSS	$(2,164,774)	$(620,588)
Foreign currency translation adjustment	(5,702)	(2,149)

COMPREHENSIVE LOSS	$(2,170,476)	$(622,737)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2005	7,832,021	7,832	115,773,796	(114,488,133)	(5,711)	1,287,784
Issuance of stock options for compensation	—	—	123,598	—	—	123,598
Issuance of warrants for compensation	—	—	100,592	—	—	100,592
Issuance of warrants for executive acquisition	—	—	1,464,899	—	—	1,464,899
Exercise of common stock options	40,000	40	16,960	—	—	17,000
Exercise of common stock warrants	210,000	210	419,790	—	—	420,000
Foreign currency translation adjustment	—	—	—	—	(5,702)	(5,702)
Net loss	—	—	—	(2,164,774)	—	(2,164,774)

Balance—March 31, 2006	8,082,021	$8,082	$117,899,635	$(116,652,907)	$(11,413)	$1,243,397

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(2,164,774)	$(620,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,549	24,823
Issuance of common stock warrants for executive acquisition	1,464,899	—
Issuance of common stock options and warrants for compensation	224,190	—
Bad debt expense	5,625	—
Change in assets and liabilities:
Receivables	10,955	(9,438)
Prepaid expenses and other assets	219	14,223
Accounts payable and other current liabilities	(67,847)	(308,164)
Deferred revenue	(20,173)	42,502

Net cash used in operating activities	(525,357)	(856,642)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,888)	(25,094)

Net cash used in investing activities	(11,888)	(25,094)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437,000	435,000
Payments on notes payable	(1,947)	(2,423)

Net cash provided by financing activities	435,053	432,577

Foreign currency translation adjustment	(5,702)	(2,149)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,894)	(451,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,441,889	3,069,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,333,995	$2,618,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$465	$802
Cash paid for income taxes	—	—

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the three months ended March 31, 2006, the Company had the following transactions:

•	The Company granted 30,000 fully vested common stock options valued at $90,400 for compensation.

•	The Company granted 30,000 common stock options for compensation, of which 15,000 valued at $10,459, vested as of March 31, 2006.

•	The Company granted 90,000 common stock options for compensation, of which 30,000 valued at $22,739 vested as of March 31, 2006.

•	The Company issued 200,000 common stock warrants valued at $100,592 for compensation.

•	The Company issued 3,000,000 common stock warrants valued at $1,464,899 for executive acquisition.

During the three months ended March 31, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

•	Certain stockholders converted 930 preferred shares valued at $93,000 for 75,610 common shares.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Founded in 1997, Quepasa is a leading online community targeting the U.S. Hispanic and certain Latin American markets. The Company’s online network is designed to provide multiple topics of high importance to Hispanic users. The Company seeks to enhance its online experience through offerings of highly interactive content and community applications. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico SA de CV. Because the language preference of many U.S. Hispanics is English, the Company offers users the ability to access its information and services in a fully bilingual format.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” The Company adopted SFAS No. 123(R) and related guidance on January 1, 2006. See Note 4 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123(R).

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

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended March 31, 2006 and 2005, pay-for-performance revenue accounted for 74% and 100% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended March 31, 2006 and 2005, Google AdSense revenue accounted for 18% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended March 31, 2006 and 2005, banner advertising revenue accounted for 8% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on the Company’s website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Customers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services and which are in turn recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Note 2 – Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the Company’s opinion, such unaudited information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the financial position and results of operations for the periods presented. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Company’s condensed consolidated balance sheet as of December 31, 2005 was derived from its audited consolidated financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The Company suggests that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in its Annual Report on Form 10-KSB as of and for the year ended December 31, 2005, plus other SEC filings made by the Company from time to time.

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $117 million through March 31, 2006. There is no assurance that the Company will earn profits in the future.

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

The Company expects to continue to incur substantial costs, particularly general and administrative costs during 2006. The Company believes that its current cash balances, cash generated from its operations, and its financing activities are sufficient to finance its business objective through the next few quarters.

Note 4 – Stockholders’ Equity

Common Stock Transactions

In January 2006, the Company issued 30,000 shares of common stock for cash of $16,000 upon exercise of certain stock options.

In January 2006, the Company issued 10,000 shares of common stock for cash of $20,000 upon exercise of certain warrants.

In March 2006, the Company issued 10,000 shares of common stock for cash of $1,000 upon exercise of certain stock options.

In March 2006, the Company issued 200,000 shares of common stock for cash of $400,000 upon exercise of certain warrants.

Subsequent to March 31, 2006, the Company issued 20,500 shares of common stock for cash of $17,000 upon exercise of stock options.

Warrants

In January 2006, the Company received $20,000 related to the exercise of 10,000 warrants in exchange for 10,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4.00 per share through November 22, 2008.

On March 21, 2006, the Company entered into a warrant purchase agreement with an investment group in which the investment group acquired three series of warrants. Each warrant is exercisable for 1,000,000 shares of Quepasa Common Stock. The first warrant has an exercise price of $2.87 and can be exercised at any time within 180 days. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March, 2016.

On March 21, 2006, the Company issued 200,000 warrants valued at $100,592, as a part of the Robert B. Stearns employment agreement whereby Mr. Stearns was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. These warrants have an exercise price of $3.50 and expire on March 21, 2016.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” SFAS 123(R) eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The Company adopted SFAS No. 123(R) and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006 and based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 6 million at March 31, 2006.

For the three months ended March 31, 2006, stock-based compensation amounted to $224,190, comprised of warrants valued at $100,592 and stock options valued at $123,598.

Stock Options

During the three months ended March 31, 2006, the Company granted 750,000 stock options with a aggregate compensation cost of $1,037,926. The Company issued 420,000 stock options that vest monthly over 36 months with a fair value of $727,023, 180,000 stock options that vest monthly over 12 months with a fair value of $131,368, 120,000 stock options that vest at various rates over the next 4 months with a fair value of $89,135 and 30,000 stock options that vest immediately with a fair value of $90,400.

The following describes how certain assumptions affecting the estimated fair value of options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the equity instrument; expected volatility is based on an average of the market implied volatility and historical volatility for the expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and a five percent forfeiture rate is assumed. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

Stock-based compensation expense recognized from the grant of options under SFAS No. 123(R) was $124 thousand during the three months ended March 31, 2006. There was no stock-based compensation during the three months ended March 31, 2005. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was $17 thousand higher than it would have been if the Company had continued to account for share-based compensation using the intrinsic method of accounting.

A summary of option activity as of April 1, 2006, and changes during the period then ended is as follows:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	2,441,375	$1.62
Granted	750,000	3.24
Exercised	(40,000)	0.43
Forfeited or expired	(25,000)	1.50

Outstanding fully vested options at March 31, 2006	3,126,375	$2.00	$6,252,450	5.8 years

Exercisable at March 31, 2006	2,451,375	$1.64	$4,028,700	4.5 years

The weighted average vesting period used for 2006 is 0.36 years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the three month periods ended March 31, 2006 were: 0% dividend yield; 27% volatility; 4.5% risk free interest rate; and 7 year expected life. During the three month periods ended March 31, 2006 the weighted average fair value of stock options granted was $11.55.

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $116,600. Intrinsic value represents the difference between the Company’s stock price at the time the option was exercised and the exercise price, multiplied by the number of options exercised.

	Options	Weighted Average Fair Value
Non-vested options at December 31, 2005	—	—
Granted	720,000	1.38
Vested	(45,000)	0.74

Non-vested options at March 31, 2006	675,000	1.42

As of March 31, 2006, the Company had $958 thousand of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 18 months. Proceeds received from option exercises in the first quarter of 2006 were $17 thousand, and no tax benefits were realized from these stock option exercises. At March 31, 2006, there were 2,808,625 shares remaining available for grant awards under the Company Plan.

Pro Forma Disclosures of Share-Based Payments

During the three months ended March 31, 2005, the Company applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payments Revised. There would be no effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the stock option plan for the three month period ended March 31, 2005, as no options vested or were granted during that period.

The fair value of stock options granted during the three months ended March 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the 3 Months Ended March 31, 2006
Approximate risk free rate	4.5%
Average expected life	18 months
Dividend yield	0%
Estimated per share weighted average fair value of total options granted	$1.38

Note 5 – Commitments and Contingencies

Litigation

On March 14, 2005, Mr. Craig Behar, filed case no. CV2005-004439 against Quepasa Corporation, et. al., in the Maricopa County Superior Court at Phoenix, AZ. The civil action was brought in connection with a claim by the Plaintiff for damages associated with an alleged employment agreement. The action seeks damages under various causes of action, in amounts up to $418,700.

The Company has reviewed the claims with its counsel, finds the claims to be wholly without merit, and intends to vigorously defend them. Moreover, management believes that the amount claimed has been grossly overstated, in an attempt to induce the company to settle the action rather than litigate it.

The Company is not aware of any additional pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition. The Company may in the future be party to litigation arising in the course of its business, including claims that the Company allegedly infringes third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Commitments

In May 2006, the Company signed an office lease for a period of three years through May 2009. The new office lease calls for a monthly rental of $9,068 during the term of the lease.

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

The following discussion of our financial condition and results of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

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

At March 31, 2006, we had $1.3 million in cash and cash equivalents compared to $1.4 million at December 31, 2005.

Net cash used in operating activities was $525 thousand for the three months ended March 31, 2006 as compared to $857 thousand for the three months ended March 31, 2005. For the three months ended March 31, 2006, net cash used by operations consisted of a net loss of $2.2 million offset by non-cash expenses of $22 thousand in depreciation and amortization, $1.5 million in executive acquisition costs and $224 thousand in stock based compensation. Net cash used by operations for the three months ended March 31, 2005 consisted of a net loss of $621 thousand offset by non-cash expenses of $25 thousand in depreciation and amortization.

Net cash used in investing activities was $12 thousand for the three months ended March 31, 2006 as compared to net cash used by investing activities of $25 thousand for the three months ended March 31, 2005. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $435 thousand for the three months ended March 31, 2006 as compared to $433 thousand for the three months ended March 31, 2005. In the three months ended March 31, 2006, we received $437 thousand from the issuance of common stock. In the three months ended March 31, 2005, we received $435 thousand, net of commissions, from the issuance of common stock.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next few quarters. If sufficient revenues are not generated to meet our operating needs, we believe it will be necessary to raise additional capital.

Results of Operations

Comparison of the three months ended March 31, 2006 with the three months ended March 31, 2005

For the three months ended March 31, 2006 the net loss was $2.1 million compared to a net loss of $621 thousand for the three months ended March 31, 2005. The increased loss was attributable primarily to an increase in general and administrative expense and an increase in search services. These increases in expenses were partially offset by a decrease in sales and marketing expenses and depreciation and amortization expense.

Revenues

For the three months ended March 31, 2006, the Company generated revenues of $165 thousand compared to $126 thousand in revenue for the three months ended March 31, 2005. In order to generate significant revenue under our business model, we must continue to enhance the development and marketing of our targeted online community. For the three months ended March 31, 2006, our revenue was primarily generated from three principal sources: revenue earned from pay-for-performance search advertisements, Google AdSense and banner advertisements.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended March 31, 2006 and 2005, pay-for-performance revenue accounted for 74% and 100% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned. During the three months ended March 31, 2006 and 2005, Google AdSense revenue accounted for 18% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended March 31, 2006 and 2005, banner advertising revenue accounted for 8% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization. Operating expenses for the three months ended March 31, 2006 were $2.3 million, an increase from $746 thousand for the three months ended March 31, 2005. The increased expenses are principally attributable to the increase in general and administrative expenses to $2.1 million for the three months ended March 31, 2006, from $485 thousand for the three months ended March 31, 2005, an increase in search services expenses to $118 thousand for the three months ended March 31, 2006, from $105 thousand for the three months ended March 31, 2005, and a increase in product and content development expenses to $42 thousand for the three months ended March 31, 2006, from $41 thousand for the three months ended March 31, 2005. These increases were offset by the decrease in sales and marketing expenses to $24 thousand for the three months ended March 31, 2006, from $89 thousand for the three months ended March 31, 2005 and the decrease in depreciation and amortization expenses to $22 thousand for the three months ended March 31, 2006, from $25 thousand for the three months ended March 31, 2005.

Search Services Expenses. Our search services expenses increased to $118 thousand in the three months ended March 31, 2006, from $105 thousand in the three months ended March 31, 2005. This increase is attributable to an increase in our search partner expenses.

Sales and Marketing Expenses. Our Sales and marketing expense decreased to $24 thousand in the three months ended March 31, 2006, from $89 thousand for the three months ended March 31, 2005. These changes are mainly attributable to restructuring within our sales and marketing workforce.

Product and Content Development Expenses. Our product and content development expenses increased to $42 thousand in the three months ended March 31, 2006, from $41 thousand in the three months ended March 31, 2005. This increase is attributable to changes in our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $2.1 million in the three months ended March 31, 2006, from $485 thousand in the three months ended March 31, 2005. This increase is principally attributable to the increases in executive acquisition costs to $1.5 million for the three months ended March 31, 2006, from $0 for the three months ended March 31, 2005, the increase in stock-based compensation to $224 thousand for the three months ended March 31, 2006, from $0 for the three months ended March 31, 2005, the increase of dues and subscriptions to $29 thousand for the three months ended March 31, 2006, from $8 thousand for the three months ended March 31, 2005. These increases were partially offset by the decrease in postage and printing expense to ($3) thousand for the three months ended March 31, 2006, from $18 thousand for the three months ended March 31, 2005, the decrease in advertising expense to $26 for the three months ended March 31, 2006, from $38 thousand for the three months ended March 31, 2005, the decrease in travel and entertainment expense to $4 thousand for the three months ended March 31, 2006, from $19 thousand for the three months ended March 31, 2005 and the decrease in professional fees expense to $88 thousand for the three months ended March 31, 2006, from $100 thousand for the three months ended March 31, 2005.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $22 thousand in the three months ended March 31, 2006 from $25 thousand for the three months ended March 31, 2005. This decrease is associated with the fixed assets that have become fully depreciated.

Other Income (Expense). Other income (expense), which primarily consists of interest income offset by interest expense, was $8 thousand in the three months ended March 31, 2006, an increase from one thousand in the three months ended March 31, 2005. This increase is attributable to income on our cash deposits in interest bearing accounts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 4.	Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

In connection with the audit of the year ended December 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the review of the Company’s 10-QSB for the quarterly period ended March 31, 2006, the Company’s auditors communicated to the Registrant matters it considered to be a material weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain business transactions not documented in an appropriate manner. The Registrant is addressing this concern and is in the process of further enhancing its staff.

QUEPASA CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the three months ended March 31, 2006, the Company issued 40,000 shares of common stock for cash of $17,000 upon exercise of common stock options and 210,000 shares of common stock for cash of $420,000 upon exercise of warrants.

The Company granted 750,000 stock options during the three months ended March 31, 2006, which expire at various times between January and March 2013. The Company issued 3,200,000 warrants during the three months ended March 31, 2006, consisting of 2,200,000 that expire in March 2016 and 1,000,000 that expire September 21, 2006. Stock-based compensation totaled $224,190 during the three months ended March 31, 2006, and is classified in general and administrative expenses in the accompanying financial statements.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On March 22, 2006, we furnished a report on Form 8-K announcing the following events:

•	The warrant purchase agreement with Richard L. Scott Investments, LLC.

•	The resignation of Jeffrey Peterson from the position of Chairman of the Board and Chief Executive Officer and the appointment of Mr. Peterson as the Chief Technical Officer of the Company.

•	The appointment of Robert B. Stearns as the Company’s Chief Executive Officer and Chairman of the Board.

•	The employment agreement for Robert B. Stearns as the Chief Executive Officer and Chairman of the Board.

•	The employment agreement for Jeffrey Peterson as the Chief Technical Officer.

•	The resignation of Juan Carlos Arellano from the Board of Directors.

•	The press release announcing the warrant purchase agreement with Richard L. Scott Investments, LLC.

•	The press release announcing the election of Robert B. Stearns as Chairman and Chief Executive Officer.

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on May 15, 2006.

Quepasa Corporation

By:	/s/ Robert B. Stearns
Name:	Robert B. Stearns
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Chief Financial Officer
and Chief Operating Officer
(Principal Financial Officer)