Form 10QSB
period 2006-06-30
QUEPASA CORP
filed 2006-08-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25565

QUEPASA CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-0879433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7550 E. Redfield Rd, Suite A

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 348-2665

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock as of August 10, 2006 was 9,654,341 shares.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

QUEPASA CORPORATION AND SUBSIDIARY

Quepasa Corporation and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,273,716	$1,441,889
Accounts receivable - trade	16,378	52,185
Accounts receivable - other	7,159	740
Prepaid expenses	19,539	16,465

Total current assets	1,316,792	1,511,279

NON-CURRENT ASSETS:
Property and equipment - net	202,985	172,397
Deposits and other assets	49,531	28,681

Total noncurrent assets	252,516	201,078

Total assets	$1,569,308	$1,712,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$196,769	$90,407
Accrued and other current liabilities	36,447	97,515
Deferred revenue	178,451	207,863
Current portion of long-term debt	8,204	7,297

Total current liabilities	419,871	403,082
LONG-TERM DEBT- net of current portion	17,321	21,491

Total liabilities	437,192	424,573

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 8,519,521 shares (June 30, 2006) and 7,832,021 (December 31, 2005)	8,520	7,832
Additional paid-in capital	118,683,701	115,773,796
Accumulated deficit	(117,536,133)	(114,488,133)
Foreign currency translation adjustment	(23,972)	(5,711)

Total stockholders’ equity	1,132,116	1,287,784

Total liabilities and stockholders’ equity	$1,569,308	$1,712,357

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
REVENUES	$248,472	$285,810	$83,907	$159,572

OPERATING COSTS AND EXPENSES:
Search services expenses	165,330	227,412	47,178	122,441
Sales and marketing expenses	57,918	147,107	33,686	58,111
Product and content development expenses	118,371	73,851	76,562	32,471
General and administrative	2,928,529	1,350,670	797,152	864,812
Depreciation and amortization	41,769	51,539	20,220	26,716

	3,311,917	1,850,579	974,798	1,104,551

LOSS FROM OPERATIONS	(3,063,445)	(1,564,769)	(890,891)	(944,979)
OTHER INCOME (EXPENSE):
Interest income and other	16,269	2,696	8,024	2,692
Interest expense	(824)	(1,361)	(359)	(559)

TOTAL OTHER INCOME (EXPENSE)	15,445	1,335	7,665	2,133

NET LOSS	(3,048,000)	(1,563,434)	(883,226)	(942,846)
Accrued preferred stock dividend	—	(13,367)	—	(13,367)
Preferred stock dividends	—	(8)	—	—

Net loss attributable to common stockholders	$(3,048,000)	$(1,576,809)	$(883,226)	$(956,213)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.38)	$(0.22)	$(0.11)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	8,021,436	7,084,349	8,155,451	7,127,050

NET LOSS	$(3,048,000)	$(1,563,434)	$(883,226)	$(942,846)
Foreign currency translation adjustment	18,261	6,743	12,559	8,892

COMPREHENSIVE LOSS	$(3,029,739)	$(1,556,691)	$(870,667)	$(933,954)

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2005	7,832,021	$7,832	$115,773,796	$(114,488,133)	$(5,711)	$1,287,784
Issuance of stock options for compensation	—	—	279,102	—	—	279,102
Issuance of warrants for compensation	—	—	100,592	—	—	100,592
Issuance of warrants for executive acquisition	—	—	1,464,899	—	—	1,464,899
Exercise of common stock options	477,500	478	645,522	—	—	646,000
Exercise of common stock warrants	210,000	210	419,790	—	—	420,000
Foreign currency translation adjustment	—	—	—	—	(18,261)	(18,261)
Net loss	—	—	—	(3,048,000)	—	(3,048,000)

Balance—June 30, 2006	8,519,521	$8,520	$118,683,701	$(117,536,133)	$(23,972)	$1,132,116

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,048,000)	$(1,563,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,769	51,539
Issuance of common stock warrants for executive acquisition	1,464,899	—
Issuance of common stock options and warrants for compensation	379,694	—
Issuance of common stock options for services	—	247,447
Bad debt expense	9,519	—
Change in assets and liabilities:
Receivables	26,288	(18,992)
Prepaid expenses and other assets	(30,343)	15,471
Accounts payable and other current liabilities	45,294	(227,104)
Deferred revenue	(29,412)	66,069

Net cash used in operating activities	(1,140,292)	(1,429,004)

INVESTING ACTIVITIES:
Purchase of property and equipment	(72,357)	(30,496)

Net cash used in investing activities	(72,357)	(30,496)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,066,000	435,000
Payments on long-term debt	(3,263)	(4,276)

Net cash provided by financing activities	1,062,737	430,724

Foreign currency translation adjustment	(18,261)	6,743

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,173)	(1,022,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,441,889	3,069,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,273,716	$2,047,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$824	$1,361

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the six months ended June 30, 2006, the Company had the following transactions:

•	The Company granted 760,000 fully vested common stock options on which compensation cost of $279,102 was recorded as of June 30, 2006.

•	The Company issued 200,000 common stock warrants valued at $100,592 for executive compensation.

•	The Company issued 3,000,000 common stock warrants valued at $1,464,899 for executive acquisition.

During the six months ended June 30, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends.

•	Certain stockholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 common shares.

•	The Company accrued preferred stock dividends of $13,367 which were unpaid at June 30, 2005.

•	The Company granted 250,000 common stock options valued at $247,447 for professional business services.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa.com is the largest and longest-established, bicultural, Hispanic online community. The Company seeks to entertain, empower, and enrich the members of its rapidly growing internet community. The Company’s interactive website delivers content, products, and services in English and Spanish.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for us on January 1, 2007. The Company is currently in the process of analyzing the impact of this new standard on its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Revenue has primarily been generated from pay-for-performance search advertisements, Google AdSense and banner advertisements.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended June 30, 2006 and 2005, pay-for-performance revenue accounted for 84% and 98% of total revenue, respectively. During the six months ended June 30, 2006 and 2005, pay-for-performance revenue accounted for 78% and 99% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended June 30, 2006 and 2005, Google AdSense revenue accounted for 16% and 0% of total revenue, respectively. During the six months ended June 30, 2006 and 2005, Google AdSense revenue accounted for 17% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended June 30, 2006 and 2005, banner advertising revenue accounted for 0% and 2% of total revenue, respectively. For the six months ended June 30, 2006 and 2005, banner advertising revenue accounted for 5% and 1% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Customers generally make advance deposits for pay-for-performance services, which are recorded as deferred revenue, and in turn is recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

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

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $118 million through June 30, 2006. There is no assurance that the Company will earn profits in the future.

On March 21, 2006, the Company entered into a warrant purchase agreement with an investment group to acquire three series of warrants. Each warrant is exercisable for 1,000,000 shares of common stock. The first warrant had an exercise price of $2.87 and could be exercised at any time within 180 days. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March 12, 2016. On July 31, 2006 the first warrant was exercised resulting in the Company issuing 1,000,000 shares of common stock in exchange for $2,870,000 in cash.

Subsequent to June 30, 2006, the Company issued 134,820 shares of common stock for cash of $597,003 related to the exercise of warrants.

Note 4 – Stockholders’ Equity

Common Stock Transactions

During the six months ended June 30, 2006, the Company issued 477,500 shares of common stock for cash of $646,000 upon exercise of certain stock options.

During the six months ended June 30, 2006, the Company issued 210,000 shares of common stock for cash of $420,000 upon exercise of certain warrants.

Subsequent to June 30, 2006, the Company issued 1,134,820 shares of common stock for cash of $3,467,003 upon exercise of certain warrants.

Warrants

In January 2006, the Company received $20,000 related to the exercise of 10,000 warrants in exchange for 10,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4.00 per share through November 22, 2008.

On March 21, 2006, the Company entered into a warrant purchase agreement in which the Company issued three series of warrants valued at $1,464,899 to an investment group related to executive acquisition. Each warrant is exercisable for 1,000,000 shares of Quepasa Common Stock. The first warrant had an exercise price of $2.87 and could be exercised at any time within 180 days. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March, 2016. On July 31, 2006, the first warrant was exercised in full resulting in the Company issuing 1,000,000 shares of common stock in exchange for $2,870,000 in cash.

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

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The Company adopted SFAS No. 123(R) and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006 and based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 6 million at June 30, 2006.

For the six months ended June 30, 2006, stock-based compensation amounted to $379,694, comprised of warrants valued at $100,592 and stock options valued at $279,102, all of which is included in general and administrative expenses on the condensed consolidated statements of operations.

Stock Options

During the six months ended June 30, 2006, the Company granted 760,000 stock options with a aggregate compensation cost of $1,082,635. The Company issued 420,000 stock options that vest monthly over 36 months with an fair value of $727,023, 180,000 stock options that vest monthly over 12 months with a fair value of $131,368, 130,000 stock options that vest at various times over 2 years with a fair value of $133,844 and 30,000 stock options that vest immediately with a fair value of $90,400.

The following describes how certain assumptions affecting the estimated fair value of options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the equity instrument; expected volatility is based on an average of the market implied volatility and historical volatility for expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and considered that no forfeitures were likely on the options granted for the six months ended June 30, 2006. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

All options outstanding as of December 31, 2005 were fully vested as of that date.

Stock-based compensation expense recognized from the grant of options under SFAS No. 123(R) was $124 thousand and $279 thousand, respectively, during the three and six months ended June 30, 2006. There was no stock-based compensation during the three and six months ended June 30, 2005. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $17 thousand and $117 thousand, respectively, higher than it would have been if the Company had continued to account for share-based compensation using the intrinsic method of accounting. This additional expense increased net loss per common share, basic and diluted, by $.00 and $.01 for the three and six months ended June 30, 2006. The Company did not recognize a tax benefit from share based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

A summary of option activity as of June 30, 2006, and changes during the period then ended is as follows:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	2,441,375	$1.62
Granted	760,000	3.29
Exercised	(477,500)	1.35
Forfeited or expired	(25,000)	1.50

Outstanding at June 30, 2006	2,698,875	$2.14	$134,500	5.6 years

Exercisable at June 30, 2006	2,168,875	$1.79	$108,500	5.3 years

The weighted average vesting period used for 2006 is 24 months. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the six months ended June 30, 2006 were: 0% dividend yield; 75% volatility; 4.5% risk free interest rate; and 5 months expected life. During the six months ended June 30, 2006 the weighted average fair value of stock options granted was $1.42.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $90,400. Intrinsic value represents the difference between the Company’s stock price at the time the option was granted and the exercise price, multiplied by the number of options exercised.

	Options	Weighted Average Fair Value
Non-vested options at December 31, 2005	—	—
Granted	760,000	$1.42
Vested	(200,000)	1.25

Non-vested options at June 30, 2006	560,000	$1.49

As of June 30, 2006, the Company had $804 thousand of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 25 months. Proceeds received from option exercises in the six months ended June 30, 2006 were $639 thousand, and no tax benefits were realized from these stock option exercises. At June 30, 2006, there were 2,798,625 shares remaining available for grant awards under the Company Plan.

Pro Forma Disclosures of Share-Based Payments

During the six months ended June 30, 2005, the Company applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payments Revised. There would be no effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the stock option plan for the six month period ended June 30, 2005, as no options vested or were granted during that period.

During 2005, the Company granted 1,200,000 stock options, all of which vested upon issuance and which expire at various times between May and June 2012. Stock based compensation totaled $247,447 for the three and six months ended June 30, 2005.

Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the 6 months ended June 30, 2005	For the 3 months ended June 30, 2005
Net loss - as reported	$(1,563,434)	$(942,846)
Add back: stock based compensation expense recognized, net of related tax effects	247,447	247,447
Pro forma effect of stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,511,310)	(1,511,310)

Net loss – pro forma	$(2,827,297)	$(2,206,709)

Basic loss per common share – as reported	$(0.22)	$(.13)
Basic loss per common share – proforma	$(0.40)	$(.31)

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

Commitments

In May 2006, the Company signed an office lease for a period of three years through May 2009. The new office lease calls for a monthly base rental of $9,068 during the term of the lease.

Note 6 – Subsequent Events

In July 2006, the Company formed two business units: Quepasa Mobile Entertainment, LLC and PVBC, LLC. Quepasa Mobile Entertainment will engage in the distribution of various forms of content such as ringtones, text messages, news and entertainment over mobile devices. PVBC will engage in the billing and customer service related aspects of the Company’s customer related business units. The Company is the sole member of each LLC.

In July 2006, the Company hired Steven E. Rayman as Senior Vice President of Sales and Marketing.

On July 24, 2006, the Company accepted the resignation of board member Marco Delgado.

On July 24, 2006, Michael D. Matte joined the Board of Directors. Mr. Matte is an independent director and will chair the Audit and Compensation Committees.

On July 31, 2006, the Company received $2.87 million in cash related to the exercise of warrants from Richard L. Scott Investments, LLC and affiliates. In exchange for $2.87 million, the Company issued 1,000,000 shares of common stock. In addition, the Company issued 134,820 shares of common stock for cash of $597,003 related to the exercise of warrants.

On August 8, 2006, Lionel Sosa joined the Board of Directors. Mr. Sosa is an independent director and will chair the Nominating Committee.

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

The following discussion of our financial condition and results of operations for the six months ended June 30, 2006 and 2005 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

Company Overview

Quepasa.com is the largest and longest-established, bicultural, Hispanic online community. We seek to entertain, enrich, and empower the members of our rapidly growing internet community. Our interactive website delivers content, products, and services to our users in both English and Spanish. We are focusing our business on our online social network which is comprised chiefly of Hispanic and Latino 18-to-34 year olds living in the United States and in Central and South America.

During the second quarter of 2006, we initiated significant changes in our enterprise, including the appointment of an experienced and disciplined Chief Executive Officer, a review and reorientation of our corporate strategy, a complete redesign of our site, the implementation of a branding campaign, the hiring of additional product development, financial, and technical staff, and a revamping of various corporate financial and operating procedures designed to improve internal controls and speed new product introductions. Importantly, we have proactively eliminated or reduced the sale of some products and advertisements that, when fully accounted for, either negatively impacted margins and/or detracted from the brand image we seek to build.

During the second quarter, we launched Quepasa Market Intelligence (QMI), a market research/political polling enterprise. QMI provides real-time access to the opinions of our community members. Through QMI, we intend to conduct paid surveys on behalf of clients that generate data from our members. We intend that the information gleaned from these research projects will assist QMI’s clients in making decisions related to product use, brand preferences, and potential voting behavior.

During the second quarter, we generated revenues from three primary sources; pay-for-performance search advertisements, Google AdSense, and third-party banner advertisements on our site. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. Google AdSense revenue is recognized in the period in which it is earned. We recognize revenue related to banner advertisements ratably over the contract period. Advertisers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Our operating expenses during the second quarter consisted mainly of search services, sales and marketing, product and content development, and general and administrative expenses.

We intend to provide an increasing array of services to our site visitors that are designed to promote social interaction and information sharing. These entertaining, enriching, or empowering products are designed to attract and adhere traffic to our site. Our intention during the remainder of this year and next is to introduce a variety of entertaining, enriching, and empowering products and services that grow large enough to produce positive cash flows. We expect these products and services to drive increased visitors to our site. As traffic grows, we expect that an increasing number of major consumer product firms, healthcare providers, financial institutions, and other enterprises seeking a nexus with the emerging Hispanic majority will advertise on our site. We intend to actively pursue such advertising by mounting a reinvigorated sales program targeting large advertising agencies and their clients.

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

We recognize that subjective and sometimes complex judgments affect important accounting policies. These critical accounting policies relate to revenue recognition including the viability and worth of receivables, valuation and useful lives of long-lived assets, valuation of equity transactions such as the fair value assigned to common stock options and warrants, and litigation. Revenue recognition resulting from sales of paid search advertising placement is discussed in Note 1 to our consolidated financial statements. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. However, should future events or occurrences result in unanticipated consequences, there could be a material adverse impact on future financial condition and results of operations.

Liquidity and Capital Resources

We have generated significant net losses and negative cash flows from our inception and anticipate that we will experience continued net losses and negative cash flows for the remainder of 2006. These losses will be primarily attributable to the costs of developing and introducing new products and the lag time between product introductions and sales volumes significant enough to drive positive cash flows. We intend to control costs tightly and speedily either adjust or pare unprofitable products.

At June 30, 2006, we had $1.3 million in cash and cash equivalents compared to $1.4 million at June 30, 2005. We anticipate, however, a bolstering of our cash reserves in the remaining quarters of 2006, primarily due to the exercise of outstanding options and warrants.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2006 as compared to $1.4 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net cash used by operations consisted of a net loss of $3.0 million offset by non-cash expenses of $1.5 million in executive acquisition expense, $380 thousand in stock based compensation and $42 thousand in depreciation and amortization expense. Net cash used by operations for the six months ended June 30, 2005 consisted of the net loss of $1.6 million, which was offset by non-cash expenses of $52 thousand in depreciation and amortization plus $247 thousand in stock options granted for professional services.

Net cash used in investing activities was $72 thousand for the six months ended June 30, 2006 as compared to net cash used by investing activities of $30 thousand for the six months ended June 30, 2005. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2006 as compared to $431 thousand for the six months ended June 30, 2005. In the six months ended June 30, 2006, we received $1.1 million from the issuance of common stock. In the six months ended June 30, 2005, we received $435 thousand, net of commissions, from the issuance of common stock.

On July 31, 2006, the Company received $2.87 million in cash related to the exercise of warrants from Richard L. Scott Investments, LLC and affiliates. In exchange for $2.87 million, the Company issued 1,000,000 shares of common stock. In addition, the Company issued 134,820 shares of common stock for cash of $597,003 related to the exercise of warrants.

We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through 2007.

Results of Operations

Comparison of the six months ended June 30, 2006 with the six months ended June 30, 2005

For the six months ended June 30, 2006, the net loss attributable to common stockholders was $3.0 million compared to a net loss of $1.6 million for the six months ended June 30, 2005. The increased loss was attributable primarily to a one time charge in executive acquisition expense of $1.5 million for the six months ended June 30, 2006.

Comparison of the three months ended June 30, 2006 with the three months ended June 30, 2005

For the three months ended June 30, 2006, the net loss attributable to common stockholders was $883 thousand compared to a net loss of $956 thousand for the three months ended June 30, 2005. The decreased loss was attributable, in part, to the reduction in professional fees and is partially offset by the increase in stock based compensation.

Revenues

For the three months ended June 30, 2006, the Company generated revenues of $84 thousand compared to $160 thousand in revenue for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company generated revenues of $248 thousand compared to $286 thousand in revenue for the six months ended June 30, 2005. For the six months ended June 30, 2006, our revenue was primarily generated from three principal sources: revenue earned from pay-for-performance search advertisements, Google AdSense and banner advertisements. During the six months ended June 30, 2006, we have made some changes to our business model that focus more on profitable revenues and, as a result, the amount of revenues generated in recent periods has declined while our gross margins have increased compared to the six months ended June 30, 2005.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended June 30, 2006 and 2005, pay-for-performance revenue accounted for 84% and 98% of total revenue, respectively. During the six months ended June 30, 2006 and 2005, pay-for-performance revenue accounted for 78% and 99% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended June 30, 2006 and 2005, Google AdSense revenue accounted for 16% and 0% of total revenue, respectively. During the six months ended June 30, 2006 and 2005, Google AdSense revenue accounted for 17% and 0% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended June 30, 2006 and 2005, banner advertising revenue accounted for 0% and 2% of total revenue, respectively. For the six months ended June 30, 2006 and 2005, banner advertising revenue accounted for 5% and 1% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization. Operating expenses for the three months ended June 30, 2006 were $975 thousand, a decrease from $1.1 million for the three months ended June 30, 2005. The decreased expenses are principally attributable to the decrease in general and administrative expenses to $797 thousand for the three months ended June 30, 2006, from $865 thousand for the three months ended June 30, 2005, a decrease in search services expenses to $47 thousand for the three months ended June 30, 2006, from $122 thousand for the three months ended June 30, 2005, a decrease in sales and marketing expense to $34 thousand for the three months ended June 30, 2006, from $58 thousand for the three months ended June 30, 2005 and a decrease in depreciation and amortization expense to $20 thousand for the three months ended June 30, 2006 from $27 thousand for the three months ended June 30, 2005. These decreases were offset by the increase in product and content development expenses to $77 thousand for the three months ended June 30, 2006, from $32 thousand for the three months ended June 30, 2005.

For the six months ended June 30, 2006, the operating expenses increased to $3.3 million, from $1.9 million for the six months ended June 30, 2005. The increased expenses are principally attributable to the increase in general and administrative expenses to $2.9 million for the six months ended June 30, 2006, from $1.4 million for the six months ended June 30, 2005 and an increase in product and content development expenses to $118 thousand for the six months ended June 30, 2006, from $74 thousand for the six months ended June 30, 2005. These increases were partially offset by the decreases in search services expenses to $165 thousand for the six months ended June 30, 2006, from $227 thousand for the six months ended June 30, 2005, a decrease in sales and marketing expense to $58 thousand for the six months ended June 30, 2006, from $147 thousand for the six months ended June 30, 2005, and a decrease in depreciation and amortization expense to $42 thousand for the six months ended June 30, 2006, from $52 thousand for the six months ended June 30, 2005.

Search Services Expenses. Our search services expenses decreased to $47 thousand in the three months ended June 30, 2006, from $122 thousand in the three months ended June 30, 2005. For the six months ended June 30, 2006, search services expenses decreased to $165 thousand from $227 thousand for the six months ended June 30, 2005. These decreases are attributable to our focus on more profitable segments of our revenue model and correspond to our decreases in revenue for the same periods.

Sales and Marketing Expenses. Our Sales and marketing expenses decreased to $34 thousand in the three months ended June 30, 2006, from $58 thousand for the three months ended June 30, 2005. For the six months ended June 30, 2006, sales and marketing expenses decreased to $58 thousand from $147 thousand for the six months ended June 30, 2005. These changes are mainly attributable to restructuring within our sales and marketing workforce through June 30, 2006. In July 2006, we expanded our sales and marketing efforts and anticipate increased costs associated with these changes.

Product and Content Development Expenses. Our product and content development expenses increased to $77 thousand in the three months ended June 30, 2006, from $32 thousand in the three months ended June 30, 2005. For the six months ended June 30, 2006, product and content development expenses increased to $118 thousand from $74 thousand for the six months ended June 30, 2005. This increase is attributable to changes in our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company. We have recently expanded our product and content development efforts and anticipate increased costs associated with these changes.

General and Administrative Expenses. Our general and administrative expenses decreased to $797 thousand in the three months ended June 30, 2006, from $865 thousand in the three months ended June 30, 2005. This decrease is principally attributable to the decrease in professional fees expense to $158 for the three months ended June 30, 2006, from $390 thousand for the three months ended June 30, 2006 and the decrease in advertising expense to $45 for the three months ended June 30, 2006, from $79 thousand for the three months ended June 30, 2005. These decreases are partially offset by the increase in stock-based compensation to $156 thousand for the three months ended June 30, 2006, from $0 for the three months ended June 30, 2005, and the increase in travel and entertainment expenses to $36 thousand for the three months ended June 30, 2006 from $11 thousand for the three months ended June 30, 2005.

For the six months ended June 30, 2006, our general and administrative expenses increased to $2.9 million in the six months ended June 30, 2006, from $1.4 million in the six months ended June 30, 2005. This increase is principally attributable to the increase in Executive acquisition costs to $1.5 million for the six months ended June 30, 2006, from $0 for the six months ended June 30, 2005, the increase in stock-based compensation to $380 thousand for the six months ended June 30, 2006, from $0 for the six months ended June 30, 2005 and an increase in dues and subscriptions expense to $57 thousand for the six months ended June 30, 2006, from $20 thousand for the six months ended June 30, 2005. These increases were partially offset by the decrease in professional fees expense to $247 thousand for the six months ended June 30, 2006, from $490 thousand for the six months ended June 30, 2005, the decrease in advertising expense to $72 thousand for the six months ended June 30, 2006, from $117 thousand for the six months ended June 30, 2005, and postage and printing expense to ($3) thousand for the six months ended June 30, 2006, from $18 thousand for the six months ended June 30, 2005.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $20 thousand in the three months ended June 30, 2006 from $27 thousand for the three months ended June 30, 2005. For the six months ended June 30,2006, depreciation and amortization expense decreased to $42 thousand from $52 thousand for the six months ended June 30, 2005. This decrease is associated with the fixed assets that have become fully depreciated.

Other Income (Expense). Other income (expense), which primarily consists of interest income offset by interest expense, was $8 thousand in the three months ended June 30, 2006, an increase from $2 thousand in the three months ended June 30, 2005. For the six months ended June 30,2006, interest income (expense) increased to $15 thousand from $1 thousand for the six months ended June 30, 2005. This increase is attributable to income on our cash deposits in interest bearing accounts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 4.	Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

In connection with the audit of the year ended December 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, during the audit of the Company’s 10-KSB for the year ended December 31, 2005, the Company’s auditors communicated to the Registrant matters it considered to be a material weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the Chief Financial Officer to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off this individual. This staffing situation contributed to certain business transactions not documented in an appropriate manner. During the six months ended June 30, 2006, the Company hired additional staff for the finance and accounting department, including a corporate controller, to address the Company’s staffing needs.

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

During the six months ended June 30, 2006, the Company issued 477,500 shares of common stock for cash of $646,000 upon exercise of common stock options and 210,000 shares of common stock for cash of $420,000 upon exercise of warrants.

The Company granted 760,000 stock options during the six months ended June 30, 2006, which expire at various times between January and June 2013. The Company issued 3,200,000 warrants during the six months ended June 30, 2006, consisting of 2,200,000 that expire in March 2016 and 1,000,000 that expire September 21, 2006. Stock-based compensation totaled $379,694 during the six months ended June 30, 2006, and is classified in general and administrative expenses in the accompanying financial statements. Executive acquisition expense totaled $1,464,899 during the six months ended June 30, 2006, and is classified in general and administrative expenses in the accompanying financial statements.

Subsequent to June 30, 2006, the Company issued 1,134,820 shares of common stock for cash of $3,467,003 upon exercise of certain warrants.

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

None

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on August 14, 2006.

Quepasa Corporation

By:	/s/ Robert B. Stearns
Name:	Robert B. Stearns
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)