Form 10QSB
period 2006-09-30
QUEPASA CORP
filed 2006-11-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-33105

QUEPASA CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-0879433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7550 E. Redfield Rd, Suite A

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 348-2665

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock as of November 2, 2006 was 10,890,561 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

QUEPASA CORPORATION AND SUBSIDIARIES

Quepasa Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,921,376	$1,441,889
Restricted cash	101,977	—
Accounts receivable - trade	14,181	52,185
Accounts receivable - other	3,868	740
Prepaid expenses	67,687	16,465

Total current assets	4,109,089	1,511,279

NON-CURRENT ASSETS:
Property and equipment - net	262,808	172,397
Deposits and other assets	36,686	28,681

Total noncurrent assets	299,494	201,078

Total assets	$4,408,583	$1,712,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$289,782	$90,407
Accrued and other current liabilities	33,880	97,515
Deferred revenue	170,356	207,863
Current portion of long-term debt	8,341	7,297
Funds in escrow	101,977	—

Total current liabilities	604,336	403,082
LONG-TERM DEBT- net of current portion	15,184	21,491

Total liabilities	619,520	424,573

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 9,754,361 shares (September 30, 2006) and 7,832,021 (December 31, 2005)	9,754	7,832
Additional paid-in capital	122,626,287	115,773,796
Accumulated deficit	(118,833,434)	(114,488,133)
Foreign currency translation adjustment	(13,544)	(5,711)

Total stockholders’ equity	3,789,063	1,287,784

Total liabilities and stockholders’ equity	$4,408,583	$1,712,357

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
REVENUES	$302,185	475,782	53,713	189,972

OPERATING COSTS AND EXPENSES:
Search services expenses	200,142	303,701	34,812	76,289
Sales and marketing expenses	104,170	210,119	46,252	63,012
Product and content development expenses	219,845	112,572	101,474	38,721
General and administrative	4,099,924	2,132,857	1,171,395	782,187
Depreciation and amortization	65,683	78,437	23,914	26,898

	4,689,764	2,837,686	1,377,847	987,107

LOSS FROM OPERATIONS	(4,387,579)	(2,361,904)	(1,324,134)	(797,135)

OTHER INCOME (EXPENSE):
Interest income and other	43,894	2,700	27,625	4
Interest expense	(1,616)	(1,717)	(792)	(356)

TOTAL OTHER INCOME (EXPENSE)	42,278	983	26,833	(352)

NET LOSS	(4,345,301)	(2,360,921)	(1,297,301)	(797,487)
Preferred stock dividends	—	(13,383)	—	(8)

Net loss attributable to common stockholders	$(4,345,301)	$(2,374,304)	$(1,297,301)	$(797,495)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.51)	$(0.33)	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	8,452,996	7,189,065	9,297,354	7,394,726

NET LOSS	$(4,345,301)	$(2,360,921)	$(1,297,301)	$(797,487)
Foreign currency translation adjustment	(7,833)	2,137	(26,094)	(4,606)

COMPREHENSIVE LOSS	$(4,353,134)	$(2,358,784)	$(1,323,395)	$(802,093)

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2005	7,832,021	$7,832	$115,773,796	$(114,488,133)	$(5,711)	$1,287,784
Issuance of stock options for compensation	—	—	402,342	—	—	402,342
Issuance of warrants for compensation	—	—	100,592	—	—	100,592
Issuance of warrants for executive acquisition	—	—	1,464,899	—	—	1,464,899
Issuance of stock options for services	—	—	52,714	—	—	52,714
Issuance of common stock for services	10,000	10	73,990	—	—	74,000
Exercise of common stock options	482,500	483	653,017	—	—	653,500
Exercise of common stock warrants	1,429,840	1,429	4,104,937	—	—	4,106,366
Foreign currency translation adjustment	—	—	—	—	(7,833)	(7,833)
Net loss	—	—	—	(4,345,301)	—	(4,345,301)

Balance—September 30, 2006	9,754,361	$9,754	$122,626,287	$(118,833,434)	$(13,544)	$3,789,063

See notes to unaudited condensed consolidated financial statements.

Quepasa Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(4,345,301)	$(2,360,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,683	78,437
Issuance of common stock warrants for executive acquisition	1,464,899	—
Issuance of additional common shares required for offering	—	114,763
Issuance of common stock options and warrants for compensation	502,934	—
Issuance of common stock and options for services	52,714	396,935
Issuance of common stock for services	74,000	—
Bad debt expense	6,384	—
Change in assets and liabilities:
Receivables	31,620	(26,385)
Prepaid expenses and other assets	(62,355)	10,595
Accounts payable and other current liabilities	135,740	(295,963)
Deferred revenue	(37,507)	93,814

Net cash used in operating activities	(2,111,189)	(1,988,725)

INVESTING ACTIVITIES:
Purchase of property and equipment	(156,094)	(33,730)

Net cash used in investing activities	(156,094)	(33,730)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	4,759,866	435,000
Payments on long-term debt	(5,263)	(5,528)

Net cash provided by financing activities	4,754,603	429,472

Foreign currency translation adjustment	(7,833)	2,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,479,487	(1,590,846)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,441,889	3,069,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,921,376	$1,478,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,616	$1,717

(continued)

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 2006, the Company had the following transactions:

•	The Company granted 820,200 common stock options with a compensation cost of $402,342 that was recorded as of September 30, 2006.

•	The Company issued 20,000 fully vested common stock options valued at $52,714 for consulting services.

•	The Company issued 10,000 shares of common stock valued at $74,000 for consulting services.

•	The Company issued 200,000 common stock warrants valued at $100,592 for executive compensation.

•	The Company issued 3,000,000 common stock warrants valued at $1,464,899 for executive acquisition.

During the nine months ended September 30, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,255 for preferred stock dividends, of which $49,247 had been recorded as an accrued dividend at December 31, 2004.

•	Certain stockholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 common shares.

•	The Company issued 10,874 shares of common stock valued at $13,375 for preferred stock dividends.

•	The Company granted 250,000 common stock options valued at $247,447 for professional business services.

•	The Company issued 50,780 common shares valued at $114,763 as additional shares required by a private placement.

•	The Company issued 25,000 shares of common stock valued at $51,250 for services.

•	The Company issued 39,395 shares of common stock valued at $98,238 related to the settlement of a lawsuit.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

The Company’s web site, Quepasa.com, is the largest and longest-established, bicultural, Hispanic online community. The Company seeks to entertain, empower, and enrich the members of its rapidly growing internet community. The Company’s interactive website delivers content, products, and services in English and Spanish.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment. The Company adopted SFAS No. 123(R) and related guidance on January 1, 2006. See Note 4 to the condensed consolidated financial statements for disclosure of the Company’s employee stock-based compensation and the effect of the adoption of SFAS No. 123(R).

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The new standard is effective for the Company on January 1, 2007. The Company is currently in the process of analyzing the impact of this new standard on its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 Revenue Recognition, and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Revenue has primarily been generated from pay-for-performance search advertisements, Google AdSense and banner advertisements.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended September 30, 2006 and 2005, pay-for-performance revenue accounted for 66% and 78% of total revenue, respectively. During the nine months ended September 30, 2006 and 2005, pay-for-performance revenue accounted for 74% and 91% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended September 30, 2006 and 2005, Google AdSense revenue accounted for 11% and 22% of total revenue, respectively. During the nine months ended September 30, 2006 and 2005, Google AdSense revenue accounted for 16% and 9% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended September 30, 2006 and 2005, banner advertising revenue accounted for 23% and 0% of total revenue, respectively. For the nine months ended September 30, 2006 and 2005, banner advertising revenue accounted for 10% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Customers generally make advance deposits for pay-for-performance services, which are recorded as deferred revenue, and in turn are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Restricted Cash

As of September 30, 2006, the Company recorded restricted cash of $101,977 related to a Mexican government grant. The Mexican and Sonoran governments economic development initiative, entitled The Program for the Development of the Software Industry (PROSOFT), obligates these funds for certain capital equipment to include the purchase of a number of computers, workstations and associated office furniture and equipment. The Company has accounted for these funds as funds in escrow in our financial statements.

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

Note 3 – Liquidity

The Company has incurred net losses from operations since inception and has an accumulated deficit of approximately $119 million through September 30, 2006. There is no assurance that the Company will earn profits in the future.

On March 21, 2006, the Company entered into a warrant purchase agreement with an investment group to acquire three series of warrants. Each warrant is exercisable for 1,000,000 shares of common stock. The first warrant had an exercise price of $2.87 and could be exercised at any time within 180 days. The second warrant has an exercise price of $4.00 per share and can be exercised any time prior to March 21, 2016. The third warrant has an exercise price of $7.00 per share and can be exercised any time prior to March 21, 2016. On July 31, 2006, the first warrant was exercised resulting in the Company issuing 1,000,000 shares of common stock in exchange for $2,870,000 in cash.

Subsequent to September 30, 2006, the Company issued 140,200 shares of common stock for cash of $619,900 related to the exercise of warrants.

On October 17, 2006, the Company entered into a Securities Purchase Agreement with Mexicans & Americans Trading Together, Inc. In connection with the Purchase Agreement, the Company issued 1,000,000 shares of common stock for $10,000,000 and two Series of 1,000,000 warrants, valued at $11,823,744, with exercise prices of $12.50 and $15.00, respectively.

Note 4 – Stockholders’ Equity

Common Stock Transactions

During the nine months ended September 30, 2006, the Company issued 482,500 shares of common stock for cash of $653,500 upon exercise of certain stock options.

During the nine months ended September 30, 2006, the Company issued 1,429,840 shares of common stock for cash of $4,106,366 upon exercise of certain warrants.

During the nine months ended September 30, 2006, the Company issued 10,000 shares of common stock for consulting services valued at $74,000.

Subsequent to September 30, 2006, the Company issued 1,000,000 shares of common stock for cash of $10,000,000 and 140,200 shares of common stock for cash of $619,900 upon exercise of certain warrants.

Warrants

In January 2006, the Company received $20,000 related to the exercise of 10,000 warrants in exchange for 10,000 new warrants. The new warrants are for the purchase of common stock and are exercisable by the holders at $4 per share through November 22, 2008.

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

On October 17, 2006, the Company entered into a Securities Purchase Agreement with Mexicans & Americans Trading Together, Inc. In connection with the Purchase Agreement, the Company issued two Series of warrants valued at $11,823,744. Series 1 is comprised of 1,000,000 shares with an initial exercise price of $12.50 and Series 2 is comprised of 1,000,000 warrants with an initial exercise price of $15.00. The exercise of these two Series of warrants can be adjusted down to no lower than $10 based on certain revenue related performance generated from this investor.

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

The Company has a stock-based compensation plan, which is fully described in Note 1 to the Audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The Company adopted SFAS No. 123(R) and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost will be recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006 and based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated. The total number of shares authorized for awards of options and restricted stock units is 6.5 million at September 30, 2006.

For the nine months ended September 30, 2006, employee stock-based compensation amounted to $502,934, comprised of warrants valued at $100,592 and stock options valued at $402,342, all of which is included in general and administrative expenses on the condensed consolidated statements of operations.

Stock Options

During the nine months ended September 30, 2006, the Company granted 840,200 stock options with an aggregate for value of $1,444,097. The Company issued 420,000 stock options in March 2006 that vest monthly over 36 months with an fair value of $727,023, 180,000 stock options in March 2006 that vest monthly over 12 months with a fair value of $131,368, 200,000 stock options granted throughout the nine months that vest at various times over 2 years with a fair value of $445,736, and 40,200 stock options that vest immediately with a fair value of $139,970.

The following describes how certain assumptions affecting the estimated fair value of options are determined. The dividend yield is computed as the annualized dividend rate at the date of grant divided by the strike price of the equity instrument; expected volatility is based on an average of the market implied volatility and historical volatility for expected life; the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option; and considered that no forfeitures were likely on the options granted for the nine months ended September 30, 2006. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.

All options outstanding as of December 31, 2005 were fully vested as of that date.

Employee stock-based compensation expense recognized from the grant of options under SFAS No. 123(R) was $123 thousand and $402 thousand, respectively, during the three and nine months ended September 30, 2006. There was no employee stock-based compensation expense during the three and nine months ended September 30, 2005. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $123 thousand and $240 thousand, respectively, higher than it would have been if the Company had continued to account for share-based compensation using the intrinsic method of accounting. This additional expense increased net loss per common share, basic and diluted, by $.01 and $.03 for the three and nine months ended September 30, 2006.

The Company also granted options to non-employees for services rendered valued at $52,714 for the three and nine months ended September 30, 2006 and $0 and $247,446 for the three and nine months ended September 30, 2005.

A summary of option activity as of September 30, 2006, and changes during the period then ended is as follows:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	2,441,375	$1.62
Granted	840,200	3.63
Exercised	(482,500)	1.35
Forfeited or expired	(26,875)	3.49

Outstanding at September 30, 2006	2,772,200	$2.26	$134,500	6.1 years

Exercisable at September 30, 2006	2,252,200	$1.6	$112,500	6.2 years

The weighted average vesting period used for 2006 is 24 months. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to value the grants for the nine months ended September 30, 2006 were: 0% dividend yield; 77% volatility; 4.5% risk free interest rate; and 17 months expected life. During the nine months ended September 30, 2006 the weighted average fair value of stock options granted was $1.72.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $162,400. Intrinsic value represents the difference between the Company’s stock price at the time the option was granted and the exercise price, multiplied by the number of options exercised.

	Options	Weighted Average Fair Value
Non-vested options at December 31, 2005	—	—
Granted	840,200	$1.72
Vested	(320,200)	1.14

Non-vested options at September 30, 2006	520,000	$2.02

As of September 30, 2006, the Company had $989 thousand of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 26 months. Proceeds received from option exercises in the nine months ended September 30, 2006 were $654 thousand, and no tax benefits were realized from these stock option exercises. At September 30, 2006, there were 2,718,425 shares remaining available for grant awards under the Company Plan.

Pro Forma Disclosures of Share-Based Payments

During the nine months ended September 30, 2005, the Company applied the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payments Revised.

During the nine months ended September 30, 2005, the Company granted 1,200,000 stock options, all of which vested upon issuance and which expire at various times between May and June 2012.

Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for employee awards consistent with the provisions of SFAS 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the 9 months ended September 30, 2005	For the 3 months ended September 30, 2005
Net loss - as reported	$(2,360,921)	$(797,487)
Add back: employee stock based compensation expense recognized, net of related tax effects	-0-	-0-
Pro forma effect of employee stock based compensation expense determined under the fair value method for all awards, net of related tax effects.	(1,263,863)	-0-

Net loss – pro forma	$(3,624,784)	$(797,487)

Basic loss per common share – as reported	$(0.33)	$(.11)
Basic loss per common share – pro forma	$(0.50)	$(.11)

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

Commitments

In May 2006, the Company signed a three year lease through May 2009 for the corporate offices located in Scottsdale, Arizona. The new office lease calls for a monthly base rental of $9,068 during the term of the lease.

In September 2006, the Company signed a one year lease through September 2007 for the Quepasa de Mexico operations located in Hermosillo, Sonora, Mexico. The new office lease calls for a monthly base rental of $5,500 during the term of the lease.

Note 6 – Subsequent Events

On October 17, 2006, the Company entered into a Securities Purchase Agreement with Mexicans & Americans Trading Together, Inc. (“MATT”). In connection with the Purchase Agreement, the Company issued 1,000,000 shares of common stock for $10,000,000 and two Series of 1,000,000 warrants, valued at $11,823,744, with exercise prices of $12.50 and $15.00, respectively.

In connection with the Purchase Agreement, MATT and the Company entered into the Registration Rights Agreement. The Registration Rights Agreement provides that within 30 days after the date of the closing of the transactions contemplated by the Purchase Agreement, the Company will file with the Securities and Exchange Commission (“SEC”) a registration statement that will register for resale the common stock acquired by the Investor and the common stock issuable upon exercise of the warrants and will use its best efforts to cause the registration statement to be declared effective. The Registration Rights Agreement also provides that the Company will keep the registration statement effective until the securities have all been sold or cease to be registerable securities.

In addition, the Company entered into a Support Agreement which provides that MATT will use its commercially reasonable efforts to generate advertising and other commercial revenue for the Company, and such revenue will determine the adjustments made to the exercise prices of the Warrants, as described above.

On October 20, 2006 the NASDAQ Stock Market approved the common stock of the Company for listing and trading on the NASDAQ Capital Market and the common stock of the Company began trading on such market on October 24, 2006.

On November 5, 2006, Mr. Jeffrey S. Peterson resigned as the Chief Technical Officer of the Company. Mr. Peterson will continue to serve as a member of the Company’s Board of Directors.

On November 11, 2006, Mr. Alonso Ancira joined the Board of Directors.

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

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2006 and 2005 should be read in conjunction with our condensed consolidated financial statements, the notes related thereto, and the other financial data included elsewhere in this Form 10-QSB.

Company Overview

Quepasa Corporation (together with our consolidated subsidiaries, “Quepasa,” the “Company,” “we,” or “us”) operates a leading bilingual (Spanish/English) Internet portal and online community primarily aimed at the United States Hispanic market. We seek to provide empowering, enriching, and entertaining content, products, and services to members of our rapidly growing Internet community. Our community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of high importance to Hispanic users, including blogs, chat, culturally relevant channels, email, message boards, news, postcards, radio, user forums, video, and more. We are focusing our business on our online social network which is comprised chiefly of Hispanic and Latino 18-to-34 year olds living in the United States and in Central and South America. We also provide businesses with marketing tools and solutions designed to enable them to reach our community of users. We were incorporated in 1997 and are a Nevada corporation. We are headquartered in Scottsdale, Arizona and maintain sales offices in New York, New York and Miami, Florida, and our technical operations in Hermosillo, Mexico.

During the second and third quarters of 2006, we initiated significant changes in our enterprise, including the appointment of an experienced and disciplined Chief Executive Officer, a review and reorientation of our corporate strategy, a complete redesign of our web site, the implementation of a branding campaign, the hiring of additional product development, financial, and technical staff, and a revamping of various corporate financial and operating procedures designed to improve internal controls and speed new product introductions. Importantly, we have proactively eliminated or reduced the sale of some products and advertisements that, when fully accounted for, either negatively impacted margins and/or detracted from the brand image we seek to build.

During the second quarter, we formed Quepasa Market Intelligence, LLC (QMI), a market research/political polling enterprise. QMI provides real-time access to the opinions of our community members. Through QMI, we intend to conduct paid surveys on behalf of clients that generate data from our members. We intend that the information gleaned from these research projects will assist QMI’s clients in making decisions related to product use, brand preferences, and potential voting behavior.

During the third quarter, we launched Quepasa Mobile Entertainment, LLC (QME), a mobile device entertainment enterprise. QME delivers content such as ringtones, wallpapers and text messaging to mobile devices.

In addition, during the third quarter, we entered into several agreements with content providers such as Universal Music Group, Ford Models, Inc. and JumpTV. We intend to provide our users a more robust mix of content to include text, videos, photos and contest opportunities. The arrangement with Universal Music Group grants us distribution rights to provide users with access to music video content. The Ford Models Inc. arrangement will offer our users the opportunity to enter a modeling contest with the prospect of being featured in an online or printed calendar and the JumpTV agreement will make available to our users certain television programming from Latin America on a subscription basis.

During the third quarter, we generated revenues from three primary sources; pay-for-performance search advertisements, Google AdSense, and third-party banner advertisements on our site. Pay-for-performance search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an internet user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. Google AdSense revenue is recognized in the period in which it is earned. We recognize revenue related to banner advertisements ratably over the contract period. Advertisers generally make advance deposits, which are recorded as deferred revenue, for pay-for-performance services which are recorded as revenue when an internet user clicks on a sponsored advertisement. Most advertisers utilize self-service tools to open and manage accounts online including tracking, price management and measurement features.

Our operating expenses during the third quarter consisted mainly of search services, sales and marketing, product and content development, and general and administrative expenses.

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

Liquidity and Capital Resources

We have generated significant net losses and negative cash flows since our inception and anticipate that we will experience continued net losses and negative cash flows for the remainder of 2006. These losses will be primarily attributable to the costs of developing and introducing new products and the lag time between product introductions and sales volumes significant enough to drive positive cash flows. We intend to control costs tightly and speedily either adjust or pare unprofitable products.

At September 30, 2006, we had $4.0 million in cash and cash equivalents compared to $1.5 million at September 30, 2005.

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2006 as compared to $2.0 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net cash used by operations consisted of a net loss of $4.3 million offset by non-cash expenses of $1.5 million in executive acquisition expense, $503 thousand in employee stock-based compensation, $127 thousand in stock and option based services expenses and $66 thousand in depreciation and amortization expense. Net cash used by operations for the nine months ended September 30, 2005 consisted of the net loss of $2.4 million, which was offset by non-cash expenses of $78 thousand in depreciation and amortization, $397 thousand in stock options granted for professional services, and $115 thousand in expense related to the issuance of additional shares of the Company’s common stock required by a private placement.

Net cash used in investing activities was $156 thousand for the nine months ended September 30, 2006 as compared to net cash used by investing activities of $34 thousand for the nine months ended September 30, 2005. The primary use of cash was for investments in capital equipment.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2006 as compared to $429 thousand for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we received $4.8 million from the issuance of common stock upon the exercise of options and warrants. In the nine months ended September 30, 2005, we received $435 thousand, net of commissions, from the issuance of common stock.

On October 18, 2006, we received $10 million in cash from the issuance of common stock related to a Securities Purchase Agreement with Mexican and Americans Trading Together, Inc. See Note 6.

Results of Operations

Comparison of the nine months ended September 30, 2006 with the nine months ended September 30, 2005

For the nine months ended September 30, 2006, the net loss attributable to common stockholders was $4.3 million compared to a net loss of $2.4 million for the nine months ended September 30, 2005. The increased loss was attributable primarily to a one time charge in executive acquisition expense of $1.5 million for the nine months ended September 30, 2006.

Comparison of the three months ended September 30, 2006 with the three months ended September 30, 2005

For the three months ended September 30, 2006, the net loss attributable to common stockholders was $1.3 million compared to a net loss of $797 thousand for the three months ended September 30, 2005. The increased loss was attributable, in part, to an increase in stock based compensation and an increase in professional fees.

Revenues

For the three months ended September 30, 2006, the Company generated revenues of $54 thousand compared to $190 thousand in revenue for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company generated revenues of $302 thousand compared to $476 thousand in revenue for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our revenue was primarily generated from three principal sources: revenue earned from pay-for-performance search advertisements, Google AdSense and banner advertisements. During the nine months ended September 30, 2006, we have made some changes to our business model that focus more on profitable revenues and, as a result, the amount of revenues generated in recent periods has declined while our gross margins have increased compared to the nine months ended September 30, 2005.

Pay-for-Performance Revenue. Pay-for-performance search advertisements are recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Pay-for-performance revenue is recognized when there is evidence that the qualifying transactions have occurred. During the three months ended September 30, 2006 and 2005, pay-for-performance revenue accounted for 66% and 78% of total revenue, respectively. During the nine months ended September 30, 2006 and 2005, pay-for-performance revenue accounted for 74% and 91% of total revenue, respectively.

Google AdSense. The Company recognizes revenue from Google AdSense in the period it is earned as reported by Google. During the three months ended September 30, 2006 and 2005, Google AdSense revenue accounted for 11% and 22% of total revenue, respectively. During the nine months ended September 30, 2006 and 2005, Google AdSense revenue accounted for 16% and 9% of total revenue, respectively.

Banner Advertising Revenue. The Company recognizes revenue related to banner advertisements ratably over the contract period. During the three months ended September 30, 2006 and 2005, banner advertising revenue accounted for 23% and 0% of total revenue, respectively. For the nine months ended September 30, 2006 and 2005, banner advertising revenue accounted for 10% and 0% of total revenue, respectively. Payments received from advertisers prior to displaying their advertisements on our website are recorded as deferred revenue, as are all payments received from advertisers for performance based marketing initiatives.

Operating Expenses

Our principal operating expenses are, or have been: Search Services, Sales and Marketing, Product and Content Development, General and Administrative, and Depreciation and Amortization. Operating expenses for the three months ended September 30, 2006 were $1.4 million, an increase from $987 thousand for the three months ended September 30, 2005. The increased expenses are principally attributable to the increase in general and administrative expenses to $1.2 million for the three months ended September 30, 2006, from $782 thousand for the three months ended September 30, 2005, increase in product and content development cost to $101 thousand for the three months ended September 30, 2006, from $39 thousand for the three months ended September 30, 2005. These increases were offset by the decrease in search services expenses to $35 thousand for the three months ended September 30, 2006, from $76 thousand for the three months ended September 30, 2005, a decrease in sales and marketing expenses to $46 thousand for the three months ended September 30, 2006, from $63 thousand for the three months ended September 30, 2005 and a decrease in depreciation and amortization expense to $24 thousand for the three months ended September 30, 2006, from $27 thousand for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, the operating expenses increased to $4.7 million, from $2.8 million for the nine months ended September 30, 2005. The increased expenses are principally attributable to the increase in general and administrative expenses to $4.1 million for the nine months ended September 30, 2006, from $2.1 million for the nine months ended September 30, 2005 and an increase in product and content development expenses to $220 thousand for the nine months ended September 30, 2006, from $113 thousand for the nine months ended September 30, 2005. These increases were partially offset by the decreases in search services expenses to $200 thousand for the nine months ended September 30, 2006, from $304 thousand for the nine months ended September 30, 2005, a decrease in sales and marketing expense to $104 thousand for the nine months ended September 30, 2006, from $210 thousand for the nine months ended September 30, 2005, and a decrease in depreciation and amortization expense to $66 thousand for the nine months ended September 30, 2006, from $78 thousand for the nine months ended September 30, 2005.

Search Services Expenses. Our search services expenses decreased to $35 thousand in the three months ended September 30, 2006, from $76 thousand in the three months ended September 30, 2005. For the nine months ended September 30, 2006, search services expenses decreased to $200 thousand from $304 thousand for the nine months ended September 30, 2005. These decreases are attributable to our focus on more profitable segments of our revenue model and correspond to our decreases in revenue for the same periods.

Sales and Marketing Expenses. Our Sales and marketing expenses decreased to $46 thousand in the three months ended September 30, 2006, from $63 thousand for the three months ended September 30, 2005. For the nine months ended September 30, 2006, sales and marketing expenses decreased to $104 thousand from $210 thousand for the nine months ended September 30, 2005. These changes are mainly attributable to restructuring within our sales and marketing workforce through September 30, 2006. In July 2006, we expanded our sales and marketing efforts from the previous quarters in 2006 and anticipate increased costs associated with these changes.

Product and Content Development Expenses. Our product and content development expenses increased to $101 thousand in the three months ended September 30, 2006, from $39 thousand in the three months ended September 30, 2005. For the nine months ended September 30, 2006, product and content development expenses increased to $220 thousand from $113 thousand for the nine months ended September 30, 2005. This increase is attributable to changes in our development staff. Quepasa.com de Mexico provides significantly all of our design, translation services, and website management and development services for the Company. We have recently expanded our product and content development efforts and anticipate increased costs associated with these changes.

General and Administrative Expenses. Our general and administrative expenses increased to $1.2 million in the three months ended September 30, 2006, from $782 thousand in the three months ended September 30, 2005. This increase is principally attributable to the increase in professional fees expense to $363 for the three months ended September 30, 2006, from $258 thousand for the three months ended September 30, 2005, an increase in general and administrative salaries to $250 thousand for the three months ended September 30, 2006, from $152 thousand for the three months ended September 30, 2005, an increase in stock-based compensation to $176 thousand for the three months ended September 30, 2006, from $0 for the three months ended September 30, 2005 and the increase in advertising expense to $80 thousand for the three months ended September 30, 2006, from $25 thousand for the three months ended September 30, 2005. These increase are partially offset by the decrease in a penalty shares expense to $0 for the three months ended September 30, 2006 from $115 thousand, related to the additional common shares required by a private placement, for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, our general and administrative expenses increased to $4.1 million in the nine months ended September 30, 2006, from $2.1 million in the nine months ended September 30, 2005. This increase is principally attributable to the increase in executive acquisition costs to $1.5 million for the nine months ended September 30, 2006, from $0 for the nine months ended September 30, 2005, the increase in stock-based compensation to $555 thousand for the nine months ended September 30, 2006, from $0 for the nine months ended September 30, 2005, an increase in general and administrative salaries to $581 thousand for the nine months ended September 30, 2006, from $481 thousand for the nine months ended September 30, 2005 and an increase in dues and subscriptions expense to $103 thousand for the nine months ended September 30, 2006, from $33 thousand for the nine months ended September 30, 2005. The increases were partially offset by the decrease in professional fees expense to $660 thousand for the nine months ended September 30, 2006, from $747 thousand for the nine months ended September 30, 2005, postage and printing expense to $14 thousand for the nine months ended September 30, 2006, from $20 thousand for the nine months ended September 30, 2005 and a decrease in a penalty shares expense to $0 for the nine months ended September 30, 2006 from $115 thousand, related to the additional common shares required by a private placement, for the nine months ended September 30, 2005.

Depreciation and Amortization Expense. Our depreciation and amortization expense decreased to $24 thousand in the three months ended September 30, 2006 from $27 thousand for the three months ended September 30, 2005. For the nine months ended September 30, 2006, depreciation and amortization expense decreased to $66 thousand from $78 thousand for the nine months ended September 30, 2005. This decrease is associated with the fixed assets that have become fully depreciated.

Other Income (Expense). Other income (expense), which primarily consists of interest income offset by interest expense, was $27 thousand in the three months ended September 30, 2006, an increase from $(352) in the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest income (expense) increased to $42 thousand from $1 thousand for the nine months ended September 30, 2005. This increase is attributable to income on our cash deposits in interest bearing accounts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a member of company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on 10-QSB, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes In Internal Control Over Financial Reporting

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believe that the material weakness in the Company’s internal control over financial reporting with respect to the scope of the Chief Financial Officer’s responsibilities being overextended, identified by its auditor and discussed in the Company’s Form 10-KSB for the year ended December 31, 2005, was remediated during the nine months ended September 30, 2006. The remedial actions included hiring additional staff for the finance and accounting department, including a corporate controller to address the Company’s staffing needs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company issued 482,500 shares of common stock for cash of $653,500 upon exercise of common stock options, 1,429,840 shares of common stock for cash of $4,106,366 upon exercise of warrants, and 10,000 shares of common stock for consulting services, valued at $74,000.

The Company granted 840,200 stock options during the nine months ended September 30, 2006, which expire at various times between January 2013 and September 2016. The Company issued 3,200,000 warrants during the nine months ended September 30, 2006, consisting of 2,200,000 that expire in March 2016 and 1,000,000 that expire September 21, 2006. Employee stock-based compensation totaled $555,648 during the nine months ended September 30, 2006, and is classified in general and administrative expenses in the accompanying financial statements. Executive acquisition expense totaled $1,464,899 during the nine months ended September 30, 2006, and is classified in general and administrative expenses in the accompanying financial statements.

Subsequent to September 30, 2006, the Company issued 1,000,000 shares of common stock for cash of $10,000,000 and 140,200 shares of common stock for cash of $619,900 upon exercise of certain warrants.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Articles of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed with the Commission on March 10, 1999.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 25, 2006.

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Scottsdale, state of Arizona, on November 14, 2006.

Quepasa Corporation

By:	/s/ Robert B. Stearns
Name:	Robert B. Stearns
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Mathews
Name:	Charles B. Mathews
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)