Form 10KSB
period 2006-12-31
QUEPASA CORP
filed 2007-04-17
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 001-33105

QUEPASA CORPORATION

(Name of small business issuer in its charter)

NEVADA	86-0879433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7550 E. Redfield Rd.

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 348-2665

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐     No ☒

State issuer’s revenue for its most recent fiscal year: $395,432.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at April 13, 2007, computed by reference to the last sale price of $6.13 per share on the NASDAQ Capital Market, was $75,066,515.

The number of shares outstanding of the issuer’s common stock as of April 13, 2007, was 12,245,761 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Quepasa Corporation’s definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on June 27, 2007, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Quepasa Corporation

FORM 10-KSB

For the fiscal year ended December 31, 2006

Explanatory Note — Restatement of Financial Information

As previously disclosed in its Form 8-K filed on April 13, 2007, Quepasa Corporation (the “Company”) determined that it is required to restate its consolidated financial statements for the first through the third quarters of 2006. As such, the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 reflects restatements of its historical consolidated financial information for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. These restatements, as outlined in Note 8 to the Consolidated Financial Statements, relate to errors associated with the Company’s valuation of certain warrants and stock option awards. Also, the Company has restated its interim financial information for the third quarter of 2006 related to a grant of common stock and stock options to a consultant that was rescinded in January 2007.

The following table sets forth the effects of the restatements on net loss and loss per share for the applicable periods (dollars in thousands, except per share amounts):

	(Unaudited) 2006 Quarters
	1st	2nd	3rd
Net loss, as previously reported	$(2,165)	$(883)	$(1,297)
Total adjustments	(4,668)	(175)	(28)

Net loss, as restated	$(6,833)	$(1,058)	$(1,325)

The following table sets forth a reconciliation of previously reported and restated loss per share, for the periods shown:

	(Unaudited) Quarters
	1st		2nd		3rd
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(Dollars in thousands, except per share amounts)
2006
Loss from operations	$(2,172)	$(6,841)	$(891)	$(1,066)	$(1,324)	$(1,352)
Net loss	$(2,165)	$(6,833)	$(883)	$(1,058)	$(1,297)	$(1,325)
Net loss per share, basic and diluted	$(0.27)	$(0.87)	$(0.11)	$(0.13)	$(0.14)	$(0.14)

For additional information relating to the effect of the restatement, reference is made to the following items:

Item 7. Financial Statements

Item 8A. Controls and Procedures

This Annual Report on Form 10-KSB includes restatements of all of the pertinent financial data for the affected periods. As a result, the reader should not rely on the prior quarterly filings but should rely upon the restated unaudited financial information for the affected periods contained in this 2006 Annual Report on Form 10-KSB.

PART I

Item 1.	Description of Business

The Company

Quepasa (the “Company”) operates a leading bilingual (Spanish/English) Internet portal and online community primarily aimed at the United States Hispanic market. We seek to provide empowering, enriching, and entertaining content, products, and services to members of our rapidly growing Internet community. Our community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of high importance to Hispanic users, including blogs, chat rooms, culturally relevant channels, email, message boards, news, postcards, radio, user forums, video, and more. We also provide businesses with marketing tools and solutions designed to enable them to reach our community of users. We were incorporated in 1997 and are a Nevada corporation. We are headquartered in Scottsdale, Arizona, maintain sales offices in New York, New York and Miami, Florida, and our technical operations are based in Hermosillo, Mexico.

We seek to create innovative and high quality Internet services for users and to provide efficient and effective marketing services for businesses to reach these users. We focus on increasing our user base and deepening the engagement of our users on our website to enhance the value of our user base to advertisers and to increase the spending of these advertisers. We believe that we can increase our user base by offering compelling Internet services and effectively integrating community, personalization, and content to create a powerful user experience. These user relationships and the social community created enable us to leverage our offered forms of online advertising as well as premium services for users.

While many of our services are free to our users, we generate revenue by providing marketing services to businesses and by establishing paying relationships with our users for premium services and products. All of our offerings are available in both English and Spanish.

2006 Highlights

We fortified our leadership and corporate governance:

•

Mr. Robert B. Stearns joined the Company as Chief Executive Officer and Chairman of the Board of Directors. Mr. Stearn’s career is highlighted by executive leadership positions such as Chief Financial Officer of Columbia/HCA Corp. and Chief Financial Officer of The Dial Corporation.

•	Elected Mr. Michael Matte, former Chief Financial Officer of Cyberguard Corporation, to the Board of Directors as an independent director and chairman of the Audit Committee.

•

Elected Dr. Jill A. Syverson-Stork, a Wellesley College Spanish Department Professor, to the Board of Directors as an independent director who will sit on the Board’s Compensation and Nomination Committees.

•

Elected Mr. Lionel Sosa, Chief Executive Officer of Matt.org and founder of Sosa, Bromley, Aguilar, & Associates, the largest Hispanic advertising agency in the United States, to the Board of Directors.

•	Elected Mr. Alonso Ancira, Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) to the Board of Directors.

We invested in new and existing offerings to further improve user experience:

•	Redesigned our homepage (www.quepasa.com) and site navigation showcasing expanded content, which includes user friendly profiles, a streaming radio, and an easy-to-use interface.

•	Launched Quepasa Market Intelligence, a research arm of Quepasa Corporation that provides real time access to the opinions of the website’s expansive audience of Hispanics and Latinos.

•	Launched Quepasa Mobile Entertainment Products, including ring tones, wallpapers, and other cell phone offers, that can be downloaded to major United States carriers.

•	Launched music video content for members through a content delivery arrangement formed with Universal Music Group, the world’s largest music company.

•	Kicked off 2007 Faces of Quepasa.com Contest, a model search in which members will nominate and vote for their favorite “Models.” Twenty-four winners will form the Faces of Quepasa.

•	Launched the Quepasa Recipe Channel, fortifying Quepasa’s Hispanic focused content and offering appetizer, entrée, and dessert recipes.

We established new alliances and partnerships:

•	Entered into a content delivery arrangement with JumpTV to offer streaming video broadcasts of 78 popular television channels originating from Mexico, Central America, and South America.

•	Partnered with The Los Angeles Latino International Film Festival, an event with over 30,000 attendees annually, as the official online media sponsor.

•	Entered into a Corporate Sponsorship and Management Services Agreement with Mexican and Americans Thinking Together, Inc. (“MATT”).

•

Completed a private offering of 1,000,000 shares of our common stock and warrants to purchase an additional 2,000,000 shares to Mexicans & Americans Trading Together, Inc. in exchange for gross proceeds of $10,000,000.

•	Entered into a content delivery arrangement with CNN en Espanol.

Industry Overview

We believe that the Hispanic market, particularly among 18-34 year olds in the United States, is attractive for our growing array of products and services.

Hispanic growth and concentration. According to the United States Census Bureau and published sources, the Hispanic population:

•	totaled 41.8 million, or 14.1% of the total U.S. population, in 2005, an increase of approximately 17.4% from 35.6 million or 12.6% of the total U.S. population in 2000;

•	is expected to grow to 102.6 million, or 24.4% of the total U.S. population, by 2050, an increase of 66.9 million, or 187.4%, between 2000 and 2050; and

•	is relatively young, with 80% of U.S. Hispanics under age 45, compared to less than 72% of non-Hispanics, and with a median age of 27, compared to 36 for the rest of the population.

In addition, 81% of all Hispanics in the United States live in 10 states, which makes Hispanics in the United States an attractive demographic group for advertisers, enabling them to deliver messages cost effectively to a highly targeted audience.

Hispanic use of the Internet. According to eMarketer, in 2005, Hispanics represented 8% of all Internet users in the United States, totaling 15.7 million Internet users. Furthermore, according to The Media Audit, a report that tracks national surveys, nearly half of all Hispanic adults access the Internet on a regular basis, and 53.4% of Hispanics who use the Internet frequently report household income of $50,000 or more, compared to only 43.3% of users overall.

Increasing Hispanic purchasing power. The purchasing power of Hispanic households is rapidly increasing. According to estimates by HispanTelligence(R), based on an analysis of the United States Bureau of Economic Analysis figures, Hispanic purchasing power increased to nearly $770 billion in 2005 and is projected to reach as much as $1.1 trillion by 2010. In addition, HispanTelligence(R) estimates that current Hispanic purchasing power is 8.9% of total purchasing power in the United States and will reach 10.9% by 2010.

Market Opportunity

We are committed to providing a comprehensive set of Internet marketing solutions for advertisers. We believe there is ongoing growth in the online advertising market and an increasing shift in advertisers’ use of online media as audiences shift toward the Internet from traditional media:

•

According to the Interactive Advertising Bureau and PricewaterhouseCoopers, online advertising sales totaled $3.6 billion in the fourth quarter of 2005, the highest revenue quarter reported to date. This represented an increase of 34% over the fourth quarter of 2004. Additionally, the Interactive Advertising Bureau reports revenue for the full-year 2005 totaled just under $12.6 billion – a 31% increase over full-year 2004 ($9.6 billion).

•

Morgan Stanley estimates that the global market for display & sponsorship and rich media advertising will grow at a compound annual growth rate of 22% from $4.1 billion in 2005 to approximately $11.3 billion in 2010.

•

According to eMarketer Research, online video advertising spending will grow at a compound annual growth rate of 57.2% from approximately $385 million in 2006 to approximately $2.4 billion by 2010. Further, social media and online video are demonstrating the strongest growth as users are gravitating toward experiences rich in self-actualization, community, and on-demand video. According to AlwaysOn, among users under the age of 25, 62% of Internet content consumed is user-generated.

•

According to IDC, global consumer ecommerce sales grew 46% in 2005 to $3.8 trillion from $2.6 trillion in 2004. IDC estimates that global ecommerce sales will increase to $8.5 trillion by 2009, a compound annual growth rate of 22%.

We are committed to capitalizing on this shift and helping our advertisers create and execute Internet marketing solutions that both encourage our users to interact with our advertisers’ brands as well as provide valuable insights into their customer base.

Although businesses have many online advertising options, we believe that there are only limited opportunities available to effectively reach the rapidly growing Hispanic online population. We believe that the traditional advertising agency approach to Hispanic marketing is too slow and costly to effectively reach this population in light of rapidly evolving online marketing trends. We believe we are among the first technology companies to develop, deploy and promote cost effective, performance-based online marketing solutions for the Spanish language market. We utilize our continuing research of the Hispanic marketplace and our understanding of our users and their interests to offer a suite of targeted marketing services for our advertisers to meet the full range of their needs from brand building, to consumer awareness, direct marketing, lead generation and commerce services.

In addition, we offer all of our services in both English and Spanish, which we believe provides great value to advertisers seeking to reach the Hispanic audience. According to published sources, approximately 90% of Hispanic adults in the United States speak Spanish at home. Moreover, Hispanics in the United States are expected to continue to speak Spanish because:

•	Approximately two-thirds were born outside the U.S.;

•	Hispanic immigration is continuing;

•	Hispanics generally seek to preserve their cultural identity; and

•	Hispanic population concentration encourages communication in Spanish.

Products and Services

Products and services for businesses. We offer performance-based marketing capabilities that consist of Internet and categorized directory search. Our offerings enable marketers to display their advertisements in different formats and in different locations on our website. Advertisers can display graphical advertisements on our website on the pages that are viewed by our users. For example, if a user is reading an article about fashion, he or she may be presented with advertising links to fashion-related websites. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages.

We also provide advertising services through search offerings that enable advertisers to display text-based links to their websites on our website. These advertisements are displayed in response to different user actions, such as when a keyword is used in a search query initiated by a user. For example, using performance-based marketing software which we have developed, when queried, our search engine will display a selection of websites related to that query. Our advertisers will be able to determine where in our search results their website link will appear for any given query through our proprietary ranking algorithms. We deliver search results from our own proprietary technology, as well as the aggregation of results from leading search engines on a contractual basis. We offer search services through our own website, as well as through the websites of distribution partners.

For these performance-based advertising services, we earn revenue as follows:

•

For graphical advertising, we earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. We recognize such revenue ratably over the contract period.

•	For search advertising, we earn revenue when “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Through our pay-per-click services, advertisers place campaigns within our directory in categories that are relevant to their product or service, which are then marketed to our consumers. In many instances, our staff proactively manages the translation of these advertising campaigns from English to Spanish, as well as the intricacies and ongoing maintenance of the bilingual campaigns. We believe we are the only search engine marketer to currently provide bilingual search, directory and campaign management solutions with a specific focus on the Hispanic Internet user. In order to generate significant revenue, we must continue to evolve our information retrieval and management software infrastructure and then direct our marketing to customers who provide information retrieval capabilities to their end-users.

We recently introduced our Quepasa Market Intelligence (“QMI”) service offering. QMI is a market research/political polling service that provides subscribers with real-time access to the opinions of our community members. We market the QMI service to corporations for consumer product research and political campaigns that seek leading edge insights into Hispanic public opinion. The service also benefits our Hispanic community members by giving them a valued voice in commercial and political matters.

Products and services for community members. Our offerings to users of our website include bilingual products and services that promote social interaction, information sharing, and other topics of high importance to Hispanic users, including blogs, chat, culturally relevant channels, email, message boards, news, postcards, radio, user forums, and video. We offer some services free of charge to our users and also provide some of our services on a fee or subscription basis. These products and services provide communication and content services to users that extend a wide range of our services beyond the browser and across a variety of devices and also provide our users with the opportunity to discover, connect and interact with other users who share similar interests and ideas.

For example, our Quepasa Mobile Entertainment offering facilitates the distribution of more than 5,000 ringtones, wallpapers, and related mobile telephone products across multiple carrier networks. Ringtone categories include Latin, Latin Rock, Reggaeton, Pop, Hip Hop, Hard Rock, and other contemporary channels and can be purchased on a single ringtone basis or as part of a subscription offering that allows the user to download a number of ringtones per month. Our email service is a free service available in English and Spanish that provides users with a full-featured email experience including spam and virus protection, significant free storage and attachment size capacity, advanced search capabilities, and robust address book functionality. Our photo sharing services make it easy for people to upload, store and share their photos for free, and to share their pictures with friends instantly using email.

Technology Services. We recently entered into a Corporate Sponsorship and Management Services Agreement with Mexicans & Americans Thinking Together Foundation, Inc., a non-profit affiliate of Mexicans & Americans Trading Together, Inc. The agreement provides that the Company will develop, operate and host the foundation’s website and provide to the foundation all services necessary to conduct such operations. During the first three years of the term of the agreement, the foundation will reimburse us for our costs and expenses in providing these services, not to exceed $500,000 per annum. The agreement further provides that we will pay the foundation’s operating costs, up to a maximum of $1,200,000 per annum minus our costs and expenses for providing the services to the foundation described above. The foundation’s obligations to pay any costs and expenses due us under the agreement are guaranteed by Mexicans & Americans Trading Together, Inc.

On February 7, 2007, the Company purchased certain assets of corazones.com. We acquired all existing registered users, the domains corazones.com and corazonesdemexico.com, the existing operating system including the interface, administrative and billing systems and the related logos and trademarks of the associated properties.

Sales and Marketing

We sell our marketing services to businesses through both online and direct channels. Our online channel is fulfilled by a self-service program that enables advertisers to place targeted text based links to their websites on our website. Our direct advertising sales team focuses on selling our marketing services and solutions to leading advertising agencies and marketers in the United States, Mexico and Latin America. In 2006, three customers represented 38% of our total revenue.

We employ sales professionals in New York, New York and Miami, Florida. Our sales organization consults regularly with agencies and advertisers on design and placement of online advertising, and provides customers with measurements and analyses of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns.

With respect to our users, our sales and marketing activities are focused on developing the Quepasa brand within the Hispanic community in order to gain a competitive advantage that will enable us to attract, retain, and more deeply engage users and advertisers. We believe that our ability to obtain and retain users is also related to our technology and the speed at which users can navigate our website. In that regard, we have heavily invested in our technology, and believe that our website performs in a manner comparable to the leading online companies in the world.

Product Development

We continually seek to enhance and expand our existing offerings and develop new offerings to meet evolving user needs for technological innovation and a deeper, more integrated user experience. We perform research to address fundamental problems facing users, such as making their search for information on the Internet easier and more efficient, bringing them tools to help solve their problems, finding new and better ways for them to connect and communicate with family and friends, and guiding family and friends towards high-quality products, songs, movies, and other resources. We also help advertisers connect with customers most likely to be interested in their products, maximizing the advertisers’ marketing investments and providing a better overall user experience. Among our recently introduced products are the Quepasa Mobile Entertainment and Quepasa Market Intelligence services described above. We have developed internally, acquired or licensed the products and services we offer.

During 2006, we made a number of strategic changes to the Quepasa website including a redesign of our homepage and site navigation to better align our content delivery to user experience. We launched a number of content channels to increase the number of content offerings to our members. In addition, we invested in new hardware and systems to provide increased scalability of our offerings to our expanding user base.

In January 2007, we hired a Chief Technology Officer to lead the development and enhancement of our new products and services. In addition, the CTO will hire the requisite personnel to enhance the features and functionality of our website and related properties in order meet the increasing demand for the offerings by our users and advertisers.

In 2007, we intend to increase our investment in product development by launching a number of content offerings, increasing our technical staff and resources needed to develop and incorporate products and services offerings.

Intellectual Property

We create, own and maintain a wide array of intellectual properties that we believe are valuable to the Company. Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information.

We consider the Quepasa trademark and our related trademarks to be valuable to the Company and we have registered these trademarks in the United States and other countries throughout the world and aggressively seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright and trade secret rights to third parties.

In February 2007, we acquired the assets of corazones.com, a leading bi-lingual online dating website designed for Hispanic users. As a result of the purchase, we acquired approximately 300,000 active new members and the features and functionality of the website. Corazones.com offers features to our users that complement our social network suite of products and services.

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

Employees

As of April 13, 2007, we employed approximately 51 individuals in Sonora, Mexico and 26 individuals, including our executive officers, in the U.S, none of whom is represented by a labor union. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

Executive Officers of the Company

Name	Age	Position	Officer or Director Since
Robert B. Stearns	54	Chief Executive Officer and Chairman of the Board of Directors	2006

Charles B. Mathews	43	Chief Financial Officer	2004

Douglas A. Gray	43	Chief Technology Officer	2007

Robert B. Stearns has been our Chairman and Chief Executive Officer since March 2006. From January 2002 to March 2006, Mr. Stearns was President of Progo Communications, LLC, a communications company that provided presentations and business development tools to enterprises. From May 2000 to January 2002, Mr. Stearns served as President and Chief Operating Officer of Vascular Genetics, Inc., a development company for gene therapy related to heart conditions. From July 1998 to October 1999, Mr. Stearns served as Executive Vice President and Chief Financial Officer of Pacificare Health Systems, Inc. a leading health insurance provider. Mr. Stearns has an A.B. in Government from Harvard University, an M.B.A. from University of Chicago Graduate School of Business, and a J.D. from DePaul University College of Law.

Charles B. Mathews has been our Chief Financial Officer since March 2004. From January 2000 until March 2004, Mr. Mathews was the managing member of Mathews & Mann, LLC, an accounting and business consulting firm located in Phoenix, Arizona. Mr. Mathews, a Certified Public Accountant, has a B.A. in Business Administration from Alaska Pacific University, and an M.B.A. from Arizona State University.

Douglas A. Gray has been our Chief Technology Officer since January 2007. From October 2006 to January 2007, Mr. Gray has provided technology related consulting services. From September 2005 to October 2006, Mr. Gray served as interim Executive Vice President of Operations for Trio Industries, a building materials manufacturing company. From April 2005 to September 2005, Mr. Gray provided investment banking related consulting services. From January 2003 to April 2005, Mr. Gray held senior level positions with Network Associates and BMC Software, Inc., a software manufacturing company. Mr. Gray has a B.S in Mathematical Sciences from Loyola College, an M.S. in Operations Research from Georgia Institute of Technology’s School of Industrial & Systems Engineering and an M.B.A. from Southern Methodist University’s Cox School of Business.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among any such officers.

Risk Factors

This Annual Report on Form 10-KSB includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-KSB could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-KSB are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements.

Among these factors are, as discussed more below, our ongoing operating losses, the possibility of liability for information displayed or accessed via our website and for other commerce related activities, competition in the operation of our website and in the provision of our information retrieval services, the ability to protect our intellectual property rights, the ability to retain our executive officers and senior management, the ability to raise additional capital, changing laws, rules, and regulations, potential liability for breaches of security on the Internet, dependence on third party databases and computer systems, competition from traditional media companies, and new technologies that could block our ability to advertise. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

You should carefully consider the risks and uncertainties described below and other information in this Form 10-KSB and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Risks and Uncertainties

We have incurred ongoing operating losses and cannot assure we will be profitable in the future.

For the years ended December 31, 2006 and 2005, we had revenue of $395 thousand and $765 thousand, respectively, and incurred net losses of $11.4 million and $3.0 million, respectively. We are not currently generating sufficient revenue to reach profitability nor can there be any assurance that we will generate sufficient revenue in the future. We cannot assure that we will be profitable in the future and continued losses could cause us to limit our operations in order to preserve working capital.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could reduce our net worth and working capital and increase our operating losses.

Because materials may be downloaded by the services that we operate or facilitate and the materials may be subsequently distributed to others, we could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of such materials, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against marketing and media companies in the past. We may be subject to liability based on statements made and actions taken as a result of participation in our chat rooms or as a result of materials posted by members on bulletin boards on our website. Based on links we provide to third-party websites, we could also be subjected to claims based upon online content we do not control that is accessible from our website.

Although we carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

Competition in the operation of our website and in the provision of our information retrieval services could cause us to reduce our prices or increase our marketing costs.

Our website, Quepasa.com, competes with a number of other Spanish speaking websites, including websites offered by large multinational Internet companies such as Yahoo! Inc. Moreover, we compete with a number of companies that provide information retrieval services, most of which have operated retrieval services in the market for a longer period, are better known, have greater financial resources, have established marketing relationships with leading online services and advertisers and have secured greater presence in distribution channels. The level of competition could cause us to reduce our prices or increase our marketing costs, either of which would reduce our profitability or increase our losses.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon internally developed software technology that we are developing in connection with the quepasa.com website and our search retrieval services. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

The loss of the services of our executive officers and senior management would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers and senior management. We have employment agreements with these individuals, but do not carry key person life insurance on any of their lives. The loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

If we need and are unable to raise additional capital, we may be unable to maintain our operations.

We may need to raise additional funds in the future through debt or equity financings in order to remain in business or to expand our operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to maintain our operations.

Changing laws, rules and regulations and legal uncertainties could increase the regulation of our business and therefore increase our operating costs.

Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to us and our businesses, including those relating to the Internet, online commerce, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection and privacy, including requirements for criminal background checks for subscribers to online dating services, and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities, which could adversely affect our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet, online commerce, the neutrality of the Internet as a network, liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services, all of which could increase our operating costs.

We also face risks due to a failure to enforce or legislate existing laws, rules, and regulations, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit our ability to innovate and deliver new features and services, which could harm our business.

There are also legislative proposals pending before the United States Congress and various state legislative bodies regarding online privacy, data security and regulation of adware and other downloadable applications, and the continued growth and development of online commerce may continue to prompt calls for more stringent consumer protection laws, which may impose additional cost and burdens on us and online businesses generally.

In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. While we believe that we are generally compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not increase our tax liability and adversely affect our business, financial condition and results of operations.

We could face liability for breaches of security on the Internet.

To the extent that our activities or the activities of third-party contractors involve the storage and transmission of information, such as credit card numbers, social security numbers or other personal information, security breaches could disrupt our business, damage our reputation and expose us to a risk of loss or litigation and possible liability. We could be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. We could also be liable for claims relating to security breaches under recently-enacted or future data breach legislation. These claims could result in substantial costs and a diversion of our management’s attention and resources.

We are dependent on third party databases and computer systems.

We depend on the delivery of information over the Internet, a medium that depends on information contained primarily in electronic format, in databases and computer systems maintained by third parties and us. A disruption of third-party systems or our systems interacting with these third-party systems could prevent us from delivering services in a timely manner, which could have a material adverse affect on our business and results of operations.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

Item 2.	Description of Properties.

Our headquarters are located in Scottsdale, Arizona and consists of approximately 15,931 square feet of office space which is leased with a three year term ending in May 2009. We also have leased offices located in New York, New York, and Miami, Florida. Our datacenter is operated in Tempe, Arizona, and our technical operations are provided in leased offices located in Hermosillo, Mexico. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

Item 3.	Legal Proceedings.

On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contains allegations of breach of contract and unpaid wages and seeks damages under various causes of action in amounts up to $311,400. The Company has reviewed Mr. Behar’s complaint with its counsel and finds the claims to be wholly without merit and intends to vigorously defend against them. Moreover, management believes that the amount of damages claimed by Mr. Behar have been grossly overstated in an attempt to induce the Company to settle the action rather than to proceed to litigation.

In addition, we are party to certain other legal proceedings that arise in the ordinary course and are incidental to our business. Although litigation is inherently uncertain, based on past experience, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol “QPSA” since October 24, 2006. For the three years prior to that time, our common stock was listed on the Over-the-Counter Bulletin Board under the symbol “QPSA.” The following table sets forth the high and low sales prices of our common stock for each calendar quarter indicated:

	Stock Price
	High	Low
2006
First Quarter	$4.33	$2.55
Second Quarter	$8.55	$4.08
Third Quarter	$9.25	$5.40
Fourth Quarter	$12.45	$7.30

	Stock Price
	High	Low
2005
First Quarter	$3.96	$1.91
Second Quarter	$2.33	$0.91
Third Quarter	$4.09	$2.00
Fourth Quarter	$4.05	$2.45

As of April 13, 2007, we had approximately 5,000 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings that we may generate from our operations to finance our growth.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-KSB. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” located in Part I, Item 1, of this Form 10-KSB.

Company Overview

Quepasa.com is one of the largest and longest-established, bicultural, Hispanic online communities. We seek to entertain, enrich, and empower the members of our rapidly growing Internet community. Our interactive website delivers content, products, and services to our users in both English and Spanish. We focus our business on our online social network which is comprised chiefly of Hispanic and Latino 18-to-34 year olds living in the United States and in Central and South America.

In our new business model we intend to provide an increasing array of services to our website visitors that are designed to promote social interaction and information sharing. These products are designed to attract and adhere traffic to our website. Our intention during 2007 is to introduce a variety of products and services that grow and produce positive cash flows. We expect these products and services to drive visitors to our website. As traffic grows, we expect an increasing number of major consumer product firms, healthcare providers, financial institutions, and other enterprises seeking a nexus with the emerging Hispanic market. We intend to actively pursue such advertising by mounting a sales program targeting large advertising agencies and their clients.

During 2006, we obtained gross proceeds of $17.1 million from equity financing agreements and the exercise of common stock options and warrants. During 2005, we obtained gross proceeds of $1.1 million from the exercise of common stock options and warrants. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

During 2006, we entered into a Securities Purchase Agreement with Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) pursuant to which we issued 1,000,000 shares of our common stock to MATT Inc. at a purchase price of $10.00 per share (for an aggregate purchase price of $10,000,000). MATT Inc. was also granted a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $12.50 per share and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $15.00 per share. The exercise prices for the warrants are subject to adjustment (although not below $10.00 per share) based on the level of advertising and other commercial revenues generated by the investor for our benefit.

During 2006, in connection with a financing transaction, we entered into a Corporate Sponsorship and Management Services Agreement with Mexicans & Americans Thinking Together Foundation, Inc., (“MATT”), a non-profit affiliate of Mexicans & Americans Trading Together, Inc. The agreement provides that the Company will develop, operate and host the foundation’s website and provide to the foundation all services necessary to conduct such operations. During the first three years of the term of the agreement, the foundation will reimburse us for our costs and expenses in providing these services, not to exceed $500 thousand per annum. The agreement further provides that we will pay the foundation’s operating costs through October 16, up to a maximum of $1.2 million per annum minus our costs and expenses for providing the services to the foundation described above. The foundation’s obligations to pay any costs and expenses due us under the agreement are guaranteed by Mexicans & Americans Trading Together, Inc.

Our operating expenses mainly consist of search services, sales and marketing, product and content development, general and administrative expenses, and depreciation and amortization.

Revenue sources

During 2006, our revenue was primarily generated from three principal sources: revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies, revenue earned from the Google AdSense program and the sale of banner advertising on our website.

Performance-based Revenue. Performance-based revenue, or paid search results, is generated when an Internet user searches for a keyword and clicks on an advertiser’s listing on our website. Performance-based revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Performance-based revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price.

Banner Advertising Revenue. Banner revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery.

Google AdSense Revenue. Google AdSense revenue is generated when a Quepasa.com user clicks on a Google advertiser through either the displayed advertisements associated with content or by utilizing the Google search feature. We recognize revenue from Google AdSense in the period it is reported by Google.

Summary

The majority of our revenues correlate to the number and activity level of users across our offerings on our website. In 2006 we redesigned and enhanced our website to provide a more relevant and easier to use user experience. We believe that enhancing the user experience leads to a more valuable experience to both our users and advertisers and provides additional opportunities to introduce users to our products and services. By providing a more robust community experience while providing continued new products and services, we seek to become an essential part of our users’ online experience. We believe this deeper engagement of new and existing users and our website design, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2007.

Operating Expenses

Our principal operating expenses consist of:

•	search services expenses;

•	product and content development expenses;

•	sales and marketing expenses;

•	general and administrative expenses; and

•	depreciation and amortization.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. As we move forward with our new business model, we anticipate an increase in general operating expenses, specifically, administrative salaries and content fees and we anticipate a decrease in certain expenses, specifically, professional fees related to costs associated with business advisory services and financial consulting services.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses have consisted primarily of depreciation related to our property and equipment.

Other Income (Expense). Other income (expense) consists primarily of interest earned, net of interest expense. We have invested our cash in money market funds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk.

Results of Operations

2006 Compared to 2005

Our results of operations for the years ended December 31, 2006 and 2005 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $11.4 million for the year ended December 31, 2006, compared to a net loss of $3.0 million for the year ended December 31, 2005. During the year ended December 31, 2006, we incurred $7.3 million in expenses related to issuance of stock options and warrants. In addition, we focused on enhancing our new business model. As a result, we increased our product development related expenses by approximately $660 thousand.

Revenues

We generated $395 thousand of revenue in 2006, a decrease of $370 thousand or 48 percent from the $765 thousand of revenue generated in 2005. In order to generate significant revenue under the new business model, we must continue to enhance the development and marketing of our search and retrieval software. In 2006, our revenue was primarily generated from paid search results.

Performance Based Revenue. Performance based revenue for the year ended December 31, 2006 decreased by approximately $343 thousand, or 58 percent, as compared to the prior year. During 2006, we shifted our business model from the less profitable performance based revenue to a more profitable banner advertising revenue model. As of December 31, 2006, we have discontinued our performance based services. During the years ended December 31, 2006 and 2005, performance based revenue accounted for 63 percent and 77 percent of total revenue, respectively.

Banner Advertising Revenue. Banner advertising revenue for the year ended December 31, 2006 increased by approximately $4 thousand, or 295 percent, compared to the prior year. We currently expect banner advertising revenue to increase in absolute dollars for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the years ended December 31, 2006 and 2005, banner advertising revenue accounted for approximately 22 percent and 11 percent of total revenue, respectively.

Google AdSense. Google AdSense revenue for the year ended December 31, 2006 decreased by approximately $31 thousand, or 35 percent, as compared to the prior year as a result of the increased traffic on our website. We currently expect Google AdSense revenue to increase in absolute dollars for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the years ended December 31, 2006 and 2005, Google AdSense revenue accounted for approximately 15 percent and 12 percent of total revenue, respectively.

Operating Costs and Expenses

Search Services. Search services expenses decreased $315 thousand, or 60 percent, to $211 thousand, from $526 thousand for the prior year. This change is attributable to a decrease in our expenses related to online distribution agreements and corresponds to the decreases in performance based revenue during the year.

We do not intend to incur any search services expenses during 2007 as a result of the changes in our new business model.

Sales and Marketing. Sales and marketing expense increased $120 thousand, or 28 percent, to $555 thousand, from $435 thousand for the prior year. During 2006, as a result of the change in our business model away from performance based revenue to focus more on banner advertising and content ad placements, we had increases in marketing expenses associated with acquiring traffic. These increases are partially offset by a decrease in commission expense related to the decline in revenue. In addition, for the majority of 2006, we had a significantly reduced sales and marketing department as we transitioned to the new business model.

We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product and Content Development. Product and content development expenses increased $660 thousand, or 118 percent, to $1.2 million from $561 thousand for the prior year. This increase is attributable to changes in our technology and development staff. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.

We currently believe that product and content development expenses will increase significantly in 2007 compared to 2006, as we continue to invest in our infrastructure and personnel to provide an enhanced product to our users and advertisers.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation), content fees, advertising expense and professional fees.

General and administrative expenses for the year ended December 31, 2006 increased $7.8 million, or 372 percent, to $9.9 million, from $2.1 million for the prior year.

The increases in general and administrative expenses for 2006 compared to the prior year are principally attributable to the following areas:

•

An increase in stock-based compensation of $7.1 million, to $7.3 million from $247 thousand for the prior year. This increase is made up of $5.6 million related to warrants issued for strategic initiatives including acquiring the services of the Company’s Chief Executive Officer and $1.5 million related to employee and non-employee stock options.

•

An increase in general and administrative salaries of $400 thousand, or 94 percent, to $825 thousand, from $425 thousand for the prior year. This increase is driven by our increased staffing during 2006 as we build and enhance our business products, services and accounting functions.

•

An increase in professional fees expense of $372 thousand, or 47 percent, to $1.2 million, from $794 thousand for the prior year. This increase is attributable to the increased level of outside professional services we required in order to enhance our compliance and corporate governance, technology infrastructure and other legal and professional matters.

•

An increase in content fees of $223 thousand, or 314 percent, to $294 thousand from $71 thousand for the prior year. This increase is driven by the costs associated with delivering an increased array of content to our users.

•

An increase in travel and entertainment of $135 thousand, or 196 percent, to $204 thousand from $69 thousand for the prior year, an increase in dues and subscriptions of $180 thousand, or 419 percent, to $223 thousand from $43 thousand for the prior year and an increase in advertising expense of $90 thousand, or 51 percent, to $267 thousand from $177 thousand for the prior year. These increases are attributable to our overall growth as we build and enhance our business.

We currently believe that general and administrative expenses, excluding non-recurring stock-based compensation charges, will increase in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued business expansion.

Depreciation and Amortization. Depreciation and amortization expense increased $23 thousand, or 22 percent, to $129 thousand from $106 thousand for the prior year. This increase is attributable to the depreciation associated with recent capital purchases as of December 31, 2006 and approximately $21 thousand in amortization expense related to corporate jet rights received as part of the agreement with MATT.

We have purchased and expect to continue purchasing the capital equipment we need to sustain and build our infrastructure as our user growth and product requirements expand. As a result, we expect depreciation and amortization expense to increase in 2007 and beyond as we invest in capital equipment related to our enterprise growth.

Other Income (Expense). Other income (expense) primarily consists of interest income offset by interest expense. Other income for the year ended December 31, 2006 increased $189 thousand to $195 thousand from $6 thousand for the year ended December 31, 2005. The increased income is mainly attributable to the additional interest earned on cash and investments.

Liquidity and Capital Resources

As of and for each of the years ended December 31, 2005 and 2006:

	2006	2005
Cash and cash equivalents	$14,093,811	$1,441,889

Percentage of total assets	88%	84%

	2006	2005
Net cash used in operating activities	$(3,983,769)	$(2,692,407)
Net cash used in investing activities	$(489,065)	$(57,507)
Net cash provided by financing activities	$17,117,548	$1,117,926

We have substantial capital resource requirements and have generated significant losses since our inception. At December 31, 2006, we had $14.1 million in cash and cash equivalents compared to $1.4 million at December 31, 2005.

We invest excess cash predominately in marketable securities that are liquid. We also invest excess cash to support our growing infrastructure needs and to expand our operations.

During 2006, we obtained gross proceeds of $17 million from equity financing agreements and the exercise of common stock options and warrants. During 2005, we obtained gross proceeds of $1.1 million from the exercise of common stock options and warrants. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Cash flow changes

Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition and other stock-based compensation expense. Net cash used in operations was $4.0 million in 2006 compared to $2.7 million in 2005. In 2006, net cash used by operations consisted of a net loss of $11.4 million offset by non-cash expenses of $129 thousand in depreciation and amortization, $5.6 million related to the issuance of common stock warrants for strategic initiatives, including an executive acquisition and $1.7 million related to the issuance of common stock options and warrants for compensation. Net cash used by operations in 2005 consisted of a net loss of $3.0 million offset by non-cash expenses of $106 thousand in depreciation and amortization plus $397 thousand related to the issuance of stock and stock options for professional services, and $115 thousand related to the issuance of stock required in an offering.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $521 thousand in 2006, compared to capital expenditures of $45 thousand in 2005. The increase in 2006 was a result of our purchase of certain hardware to support our expanding operations.

Net cash provided by financing activities is driven by our financing activities related to a private placement and option and warrant exercises. Our cash proceeds from a common stock private placement were $9.6 million, net of finders fees and related costs of raising capital, in 2006. Cash proceeds from the exercise of stock options and warrants were $7.5 million in 2006, compared to $1.1 million in 2005.

Financing

In July 2006, we received net cash proceeds of $2.9 million from a warrant exercise related to the first series of warrants issued in March 2006.

In October 2006, we completed a private offering of 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock to a single accredited investor, Mexicans & Americans Trading Together, Inc. The net cash proceeds from this private offering was $10 million, less finders fees and other costs of raising capital of $434 thousand.

In addition, during 2006, we received $4.6 million from the exercise of stock options and warrants.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures. Capital expenditures were $521 thousand in 2006, compared to $45 thousand in 2005. Our capital expenditures in 2007 are expected to increase compared to 2006 levels as we continue to invest in the expansion of our product and services offerings. We anticipate that this increased level of expenditure, together with the increase in operating lease commitments, our increased headcount and operational expansion, will continue in the future as business conditions merit.

On November 20, 2006, in connection with a financing transaction, the Company entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with an investor and a foundation formed and controlled by the investor (the “Organization”) The CSMSA provides that the Company will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that the Company will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1.2 million per annum minus the Company’s costs and expenses for providing the services described above.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Stock-Based Compensation Expense.

Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior years’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation for employee stock options and recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized stock-based compensation expense related to restricted stock awards.

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model that uses weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected volatility is calculated using historical volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 1 — “Stock Based Compensation” and Note 5 — “1998 Stock Option Plan” in the consolidated financial statements for additional information.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS123R”). This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, which allowed companies to compute compensation cost for each employee stock option granted as the amount by which the quoted market price of the common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The Company accounted for its stock option and stock-based compensation plans using the intrinsic-value method under APB Opinion No. 25. SFAS123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2006. As of December 31, 2006, all of the outstanding options were fully vested and will not have an effect on future periods. For a discussion of the pro forma effect on the Company’s earnings for the year ended December 31, 2005, had compensation cost for our stock-based compensation plans been recognized based on fair values as of the dates of grant, see “1998 Stock Option Plan” in Note 5 of Notes to the Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by the Company in the first quarter of fiscal 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on our financial position, cash flows, or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. We are currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, cash flows, and results of operations.

Item 7.	Financial Statements.

Report of Independent Registered Public Accounting Firm

The Stockholders

Quepasa Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quepasa Corporation and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

/s/ Perelson Weiner LLP

New York, New York

April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quepasa Corporation and Subsidiary

Phoenix, Arizona

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows of Quepasa Corporation and Subsidiary for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Quepasa Corporation and Subsidiary for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 22, 2006

Denver, Colorado

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,093,811
Accounts receivable - trade	74,355
Other current assets	332,478

Total current assets	14,500,644
Property and equipment - net	546,481
Jet rights - net	986,457
Other assets	55,102

Total assets	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,486
Accrued expenses	92,070
Unearned grant income	94,980

Total current liabilities	898,536

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; issued and outstanding - none	—
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued and outstanding - 11,705,861 shares	11,706
Additional paid-in capital	141,114,562
Accumulated deficit	(125,937,617)
Accumulated other comprehensive income (loss)	1,497

Total stockholders’ equity	15,190,148

Total liabilities and stockholders’ equity	$16,088,684

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2006	2005
REVENUES	$395,432	$765,492

OPERATING COSTS AND EXPENSES:
Search services	210,832	526,336
Sales and marketing	555,073	435,090
Product and content development	1,221,505	561,378
General and administrative	9,923,527	2,100,838
Depreciation and amortization	129,043	106,269

	12,039,980	3,729,911

LOSS FROM OPERATIONS	(11,644,548)	(2,964,419)

OTHER INCOME (EXPENSE):
Interest income	195,125	7,921
Interest expense	(1,871)	(2,387)
Loss on disposal of property and equipment	(6,926)	—
Other income	8,736	—

TOTAL OTHER INCOME (EXPENSE)	195,064	5,534

LOSS BEFORE INCOME TAXES	(11,449,484)	(2,958,885)
Income taxes	—	—

NET LOSS	(11,449,484)	(2,958,885)
Preferred stock dividends	—	(13,383)

Net loss attributable to common stockholders	$(11,449,484)	$(2,972,268)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.26)	$(0.41)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	9,063,947	7,266,511

NET LOSS	$(11,449,484)	$(2,958,885)
Foreign currency translation adjustment	7,208	4,306

TOTAL COMPREHENSIVE LOSS	$(11,442,276)	$(2,954,579)

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2006 and 2005

	Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2004	—	$—	3,337	$217,855	6,851,395	$6,852	$113,856,594	$(111,515,865)	$(10,017)	$2,555,419
Issuance of stock options for professional services	—	—	—	—	—	—	247,447	—	—	247,447
Issuance of common stock for cash, net of offering costs of $65,000	—	—	—	—	293,333	293	634,706	—	—	634,999
Issuance of common stock for preferred stock dividends	—	—	—	—	50,919	51	62,579	(13,383)	—	49,247
Issuance of additional common stock for extension of offering	—	—	—	—	50,780	51	114,712	—	—	114,763
Issuance of common stock for professional services	—	—	—	—	25,000	25	51,225	—	—	51,250
Issuance of common stock related to settlement of lawsuit	—	—	—	—	39,295	39	98,199	—	—	98,238
Conversion of preferred stock to common stock	—	—	(3,337)	(217,855)	271,299	271	217,584	—	—	—
Exercise of stock options	—	—	—	—	15,000	15	20,985	—	—	21,000
Exercise of warrants	—	—	—	—	235,000	235	469,765	—	—	470,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,306	4,306
Net loss	—	—	—	—	—	—	—	(2,958,885)	—	(2,958,885)

Balance—December 31, 2005	—	—	—	—	7,832,021	7,832	115,773,796	(114,488,133)	(5,711)	1,287,784
Issuance of stock options for compensation	—	—	—	—	—	—	1,144,205	—	—	1,144,205
Issuance of warrants for compensation	—	—	—	—	—	—	530,331	—	—	530,331
Issuance of warrants for strategic initiatives	—	—	—	—	—	—	5,608,093	—	—	5,608,093
Issuance of stock options for professional services	—	—	—	—	—	—	11,411	—	—	11,411
Exercise of stock options	—	—	—	—	908,500	909	1,332,441	—	—	1,333,350
Exercise of warrants	—	—	—	—	1,965,340	1,965	6,142,069	—	—	6,144,034
Issuance of common stock	—	—	—	—	1,000,000	1,000	10,572,216	—	—	10,573,216
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,208	7,208
Net loss	—	—	—	—	—	—	—	(11,449,484)	—	(11,449,484)

Balance—December 31, 2006	—	$—	—	$—	11,705,861	$11,706	$141,114,562	$(125,937,617)	$1,497	$15,190,148

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(11,449,484)	$(2,958,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,043	106,269
Issuance of warrants for strategic initiatives	5,608,093	—
Issuance of additional common stock required for extension of offering	—	114,763
Issuance of stock options and warrants for compensation	1,674,536	—
Issuance of common stock and stock options for professional services and settlement of lawsuit	11,411	396,935
Loss on disposal of property and equipment	6,926	—
Forgiveness of forgivable loans	—	13,000
Grant income	(8,201)	—
Bad debt expense	—	21,508
Change in assets and liabilities:
Accounts receivable - trade	(22,170)	(69,803)
Other current assets and other assets	(341,694)	43
Accounts payable and accrued expenses	615,634	(359,312)
Deferred revenue	(207,863)	43,075

Net cash used in operating activities	(3,983,769)	(2,692,407)

INVESTING ACTIVITIES:
Issuance of notes receivable	—	(13,000)
Disposal of property and equipment	32,162	—
Purchase of property and equipment	(521,227)	(44,507)

Net cash used in investing activities	(489,065)	(57,507)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	7,477,384	1,125,999
Net proceeds from the issuance of common stock	9,565,771	—
Grant proceeds	103,181	—
Payments on long-term debt	(28,788)	(8,073)

Net cash provided by financing activities	17,117,548	1,117,926

Effect of foreign currency exchange rate on cash	7,208	4,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,651,922	(1,627,682)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,441,889	3,069,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,093,811	$1,441,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,871	$2,387

Cash paid for income taxes	$—	$—

(continued)

The accompanying notes are an integral part of these audited consolidated financial statements.

(Continued from the previous page)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2006, the Company had the following transactions:

•	The Company received jet rights with a fair value of $1,007,445 in connection with a financing transaction. See Common Stock section of Note 5.

During the year ended December 31, 2005, the Company had the following transactions:

•	The Company issued 40,045 shares of common stock valued at $49,247 for preferred stock dividends, of which $49,247 had been recorded as an accrued dividend at December 31, 2004.

•	Certain stockholders converted 3,337 shares of preferred stock valued at $217,855 for 271,299 common shares.

•	The Company issued 10,874 shares of common stock valued at $13,383 for preferred stock dividends.

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2006 and 2005

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation (the “Company”), a Nevada corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet portal and online community targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users search engine capabilities and performance based marketing applications as well as traditional portal services centered around the Spanish market. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico. Because the language preference of many U.S. Hispanics is English, it also offers users the ability to access information and services in the English language.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts in the statements of operations and comprehensive loss have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. As of December 31, 2006, domestic bank balances exceeded federally insured limits by approximately $14,282,000.

Accounts Receivable - Trade

The Company extends credit on a non-collateralized basis primarily to customers who are located in the United States. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to provide credit terms. The Company estimates the level of accounts receivable which will ultimately not be paid and historically has not experienced significant credit losses.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Software	2 years

Computer equipment	3 years

Vehicles	5 years

Office furniture and equipment	5 years

Other equipment	3 years

Jet Rights

Jet rights are stated at fair value less accumulated amortization. Amortization is provided using the straight-line method over the ten year term of the rights. See Common Stock section in Note 5.

Unearned Grant Income

Unearned grant income represents the unamortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized into other income on the accompanying statements of operations on a straight-line basis over the useful lives of the purchased assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense).

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred, and collectibility of the resulting receivable is reasonably assured.

Revenue is primarily generated from performance based search advertisements, Google AdSense and banner advertisements. The Company recognizes revenue related to banner advertisements upon delivery. Performance based search revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times an Internet user clicks on an advertisement or search result. Performance based revenue is recognized when there is evidence that the qualifying transactions have occurred. Google AdSense revenue is recognized in the period in which it is reported by Google.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was approximately $267,000 and $177,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) for the Company consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss.

Loss Per Share

Loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

The following table summarizes the number of diluted securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2006	2005
Stock options	2,358,075	2,461,375
Warrants	4,438,900	1,194,240

Total	6,796,975	3,635,615

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated fair value as of December 31, 2006 because of the relatively short maturity of these instruments.

Product and Content Development Costs

Product and content development costs, including costs incurred in the classification and organization of listings within the Company’s website, are charged to expense as incurred.

Software Development Costs

Software development costs incurred in the application development stage of a project are capitalized in property and equipment. Software development costs incurred in the preliminary project and post implementation stages of an internal use software project are expensed as incurred. To date, the Company has not capitalized any software development costs.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, until December 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the year ended December 31, 2006 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. Results for the prior years have not been restated.

Significant Customers

During 2006, three customers comprised 15%, 12%, and 11% of total revenues.

One customer comprised 62% of total accounts receivable as of December 31, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. We are currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have any material impact on its consolidated financial position, cash flows, or results of operations.

Note 2—Property and Equipment

Property and equipment consist of the following at December 31, 2006:

Software	$489,449
Computer equipment	668,806
Vehicles	15,781
Office furniture and equipment	150,312
Other equipment	10,038

1,334,386
Less accumulated depreciation	(787,905)

Property and equipment—net	$546,481

Depreciation expense is approximately $108,000 and $106,000 in 2006 and 2005, respectively.

Note 3—Jet Rights

Jet rights consist of the following at December 31, 2006:

Jet rights at fair value	$1,007,445
Less: accumulated amortization	(20,988)

Jet rights, net	$986,457

Amortization expense is approximately $21,000 and $0 in 2006 and 2005, respectively.

Note 4—Commitments and Contingencies

Operating Leases

The Company leases its facilities under three non-cancelable operating leases which expire in 2007 and 2009. Rent expense is approximately $180,000 and $184,000 in 2006 and 2005, respectively.

Future minimum lease payments under these leases as of December 31, 2006 are approximately as follows:

Year Ending December 31:
2007	$163,000
2008	109,000
2009	45,000

Total	$317,000

Corporate Sponsorship and Management Services Agreement

On November 20, 2006, in connection with a financing transaction, the Company entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with an investor and a foundation formed and controlled by the investor (the “Organization”). The CSMSA provides that the Company will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that the Company will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1,200,000 per annum minus the Company’s costs and expenses for providing the services described above. The Organization’s obligations to pay any costs and expenses due to the Company are guaranteed by the investor. See Common Stock section in Note 5.

Litigation

On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contains allegations of breach of contract and unpaid wages and seeks damages under various causes of action in amounts up to $311,400. The Company has reviewed Mr. Behar’s complaint with its counsel and finds the claims to be wholly without merit and intends to vigorously defend against them. Moreover, management believes that the amount of damages claimed by Mr. Behar have been grossly overstated in an attempt to induce the Company to settle the action rather than to proceed to litigation.

In addition, the Company is a party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. Although litigation is inherently uncertain, based on past experience, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the consolidated financial position, cash flows or results of operations in any future reporting periods.

Note 5—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value. Each share of preferred stock will be issued in a series and shall have the voting rights and preferences determined at the time of issuance by the Board of Directors. As of December 31, 2006, the Company has no preferred stock outstanding.

Series A Convertible Preferred Stock

As of January 1, 2005, the Company had 3,337 shares of Series A convertible preferred stock (the “Preferred Stock”) outstanding. The Preferred Stock accrues dividends to be paid semi-annually at a rate of 10% per annum in shares of the Company’s common stock, is convertible to common stock at the option of the holder at any time at an equivalent common stock value, and is redeemable at the Company’s option on several pre-established redemption dates. The Company also has the right to cause the holders of Preferred Stock to convert their holdings to common stock at any time after the closing price of the Company’s common stock has closed at or above $1.95 per share for 20 consecutive trading days.

In January 2005, the Company issued 40,045 shares of common stock with a fair value of $49,247 on the date of issuance as preferred stock dividends.

In July 2005, the Company issued 10,874 shares of common stock with a fair value of $13,383 on the date of issuance as payments of preferred stock dividends accrued for as of December 31, 2004.

In June 2005, the remaining 3,337 shares of Preferred Stock was converted into 271,299 shares of common stock with a fair value of $217,855.

Common Stock

In January 2005, the Company completed an offering of common stock, $0.001 par value, under a Selling Agreement, under which the Company issued 80,000 units for proceeds of approximately $435,000, net of commissions of $65,000. Each unit is comprised of two shares of common stock and one warrant for .4 of 1 share of common stock, resulting in the issuance of 160,000 shares of common stock, and 64,000 warrants. See Warrants section in Note 5.

In July 2005, the Company issued 50,780 additional shares of common stock with a fair value of $114,763 on the date of issuance pursuant to the terms of a private placement.

In July 2005, the Company issued 25,000 shares of common stock to a consultant with a fair value of $51,250 on the date of issuance for professional services rendered.

In August 2005, the Company issued 39,295 shares of common stock with a fair value of $98,238 on the date of issuance in connection with the settlement of a lawsuit.

In December 2005, the Company issued 133,333 shares of common stock for cash of approximately $200,000.

In October 2006, the Company entered into a series of transactions with an investor which culminated in the issuance of 1,000,000 shares of common stock to the investor for proceeds of $10,000,000 pursuant to a private placement of the Company’s equity securities, net of a finders fee of $300,000 paid to a related party and legal fees of $64,936. In connection with this transaction, the investor received two warrants to purchase the Company’s common stock. Both warrants expire in October 2016. See Warrants section in Note 5.

In addition, the Company has agreed to develop, operate, and host a website for a foundation which was formed and controlled by the investor and provide it with all necessary support services to operate the website through October 2016. The foundation will reimburse the Company for the cost and expenses it incurs to provide these services during the first three years of the arrangement up to a maximum of $500,000 per annum. The Company will fund the foundations’ operating costs for the ten year term of the arrangement (including certain special event costs commencing in year four) up to a maximum of $1,200,000 per annum. The net cash payments made by the Company to fund the operations of the foundation will be recognized as a reduction in additional paid-in capital. During 2006, the Company made net cash payments of $69,293 to the foundation.

The investor has agreed to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. The Company has recognized the fair value of the jet rights of $1,007,445 as an asset and an increase to additional paid-in capital.

Lastly, the investor has also agreed to assist the Company in generating future advertising revenue through October 2016 in exchange for sales commissions payable in cash and the re-pricing of the investors’ warrants. See Warrants section in Note 5. To date, the investor has not generated any advertising revenue for the Company.

As of December 31, 2006, the Company has 6,796,975 shares of common stock reserved for future issuance with respect to stock options and warrants outstanding.

1998 Stock Option Plan

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before income taxes, loss from continuing operations, and net loss for the year ended December 31, 2006 is $1,011,805 or $0.11 per share higher than if it had continued to account for stock-based compensation under APB 25.

The Company does not currently recognize income tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carry forwards available to offset future federal and state taxable income. Accordingly, SFAS 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

The following table illustrates the effect on net loss and loss per share of applying the fair value based method of accounting provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

For the Year Ended December 31, 2005
Net loss - as reported	$(2,958,885)
Add back: stock-based compensation expense recognized, net of related tax effects	—
Pro forma effect of stock-based compensation expense determined under the fair value method for all awards, net of related tax effects.	(1,263,863)

Net loss – pro forma	$(4,222,748)

Basic and diluted loss per common share – as reported	$(.41)

Basic and diluted loss per common share – pro forma	$(.58)

In October 1998, the Company stockholders adopted and later amended the 1998 Stock Option Plan (the “1998 Plan”), which provides for the granting of options to employees, officers, directors and consultants. The 1998 Plan permits the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code as well as non-qualified stock options. The Company reserved 6,000,000 shares of common stock to be granted under the 1998 Plan. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees.

Stock options granted pursuant to the 1998 Plan may not have an option price that is less than the fair market value of the Company’s common stock on the date of grant. Incentive stock options granted to significant stockholders must have an exercise price of not less than 110% of the fair market value of the Company’s common stock on the date of grant. Generally, options granted under the 1998 Plan vest ratably over a three year service period and expire ten years from the date of the grant (or 90 days after the termination of employment). The Board of Directors of the Company may modify the exercise price, vesting term and expiration date of the individual grants at their discretion.

The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006	2005
Risk-free interest rate:	4.6%	4.5%
Expected term:	6 years	7 years
Expected dividend yield:	0%	0%
Expected volatility:	98%	123%

A summary of employee stock option activity as of December 31, 2006, is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,211,375	$1.65
Granted	820,200	3.59
Exercised	(758,500)	1.48
Forfeited or expired	(25,000)	1.50

Outstanding at December 31, 2006	2,248,075	$2.42	$6.2	$104,500

Exercisable at December 31, 2006	1,822,078	$2.04	$5.4	$104,500

The weighted average grant date fair value of employee stock options granted by the Company during the year ended December 31, 2006 is $3.00. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 is $90,400 and $0, respectively.

A summary of the status of the Company’s non-vested employee stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Non-vested Stock Options	Weighted Average Grant Date Fair Value
Non-vested stock options at December 31, 2005	—	$—
Granted	820,200	3.00
Vested	(394,203)	2.69
Forfeited or expired	—	—

Non-vested stock options at December 31, 2006	425,997	$3.28

As of December 31, 2006, there was $1,315,948 in total unrecognized compensation cost related to non-vested employee stock options granted under the 1998 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

In May 2005, the Company issued stock options under the 1998 Plan to two consultants. The stock options entitled the consultants to purchase 150,000 and 100,000 shares of common stock at exercise prices of $1.40 and $1.50 per share, respectively. These stock options vest immediately and terminate in 7 years. The stock option to purchase 150,000 shares of common stock was exercised in 2006. The stock option to purchase 100,000 shares of common stock is still outstanding at December 31, 2006. The fair value of the stock options of $247,447 is included in general and administrative expenses on the accompanying statements of operations and has been determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	4.5%
Expected term:	7 years
Expected dividend yield:	0.00%
Expected volatility:	123%

In July 2006, the Company issued stock options under the 1998 Plan to a consultant. The stock options entitled the consultant to purchase 10,000 shares of common stock at an exercise price of $6.25 per share. These stock options vest 50% on each of the first two anniversary dates of the grant and terminate in ten years. These stock options are still outstanding at December 31, 2006. The Company has recognized $11,411 of the $51,031 fair value of the stock options in product and content development expenses on the accompanying statements of operations. The fair value of the stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	4.99%
Expected term:	6 years
Expected dividend yield:	0.00%
Expected volatility:	102%

Effective September 2006, assuming stockholder approval of the 2006 Stock Incentive Plan (“2006 Plan”), no new awards will be available for issuance under the 1998 Plan. As of December 31, 2006, there are a total of 2,358,075 stock options outstanding under the 1998 Plan including 2,248,075 to employees and 110,000 to consultants.

The Company recognized compensation expense of $1,144,205 and $0 in 2006 and 2005, respectively, under the 1998 Plan.

2006 Stock Incentive Plan

On September 19, 2006, the Board of Directors approved, subject to stockholder approval, the 2006 Plan. Under the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

As of December 31, 2006, there were no stock options outstanding under the 2006 Plan.

Warrants

In February, March and April 2004, the Company issued three warrant packages to purchase 25,000 shares of common stock each at exercise prices of $1.50, $2.00, and $2.50 per share as compensation for financial advisory services. These warrants were exercised in 2006.

In May 2004, the Company issued a warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share as compensation for general business advisory services. These warrants were exercised in 2006.

In September 2004, the Company issued a warrant package to purchase 50,000 shares of common stock and 10,000 shares of common stock at exercise prices of $2.00 and $2.60 per share, respectively, as compensation for services in connection with a financing transaction. These warrants were exercised in 2006.

In September 2004, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $2.00 per share to investors in connection with a financing transaction. Warrants to purchase 235,000 shares of common stock were exercised in 2005 and the remaining warrants were exercised in 2006.

In December 2004, the Company issued warrants to purchase 278,000 shares of common stock at an exercise price of $3.13 per share as compensation for services in connection with a financing transaction. These warrants were exercised in 2006.

In December 2004, the Company issued warrants to purchase 342,240 shares of common stock at an exercise price of $4.50 per share to investors in connection with a financing transaction. Warrants to purchase 335,840 shares of common stock were exercised in 2006. Warrants to purchase 6,400 shares of common stock remain outstanding at December 31, 2006. These warrants were exercised in January 2007.

In January 2005, the Company issued warrants to purchase 64,000 shares of common stock at an exercise price of $4.50 per share to investors in connection with a financing transaction. These warrants were exercised in 2006. See Common Stock section in Note 5.

In December 2005, the Company issued warrants to purchase 235,000 shares of common stock at an exercise price of $4.00 per share to investors in exchange for the exercise of warrants to purchase 235,000 shares of common stock which were previously issued to the investors in September 2004. Warrants to purchase 12,500 shares of common stock were exercised in 2006. Warrants to purchase 222,500 shares of common stock remain outstanding at December 31, 2006 and expire in 2008.

In January 2006, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor in exchange for the exercise of warrants to purchase 10,000 shares of common stock which were previously issued to the investor in September 2004. These warrants are still outstanding at December 31, 2006 and expire in 2008.

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants are still outstanding on December 31, 2006 and expire in March 2016. The fair value of these warrants of $530,331 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	95.63%

During March 2006, the Company issued three series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The first warrant was exercised in 2006. The two remaining warrants are still outstanding at December 31, 2006 and expire in March 2016. The fair value of these warrants of $5,608,093 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

	Warrant #1	Warrants #2 and #3
Risk-free interest rate:	4.69%	4.68%
Expected term:	0.25 years	5 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	20.04%	95.63%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to an investor in connection with the issuance of common stock. These warrants expire in October 2016 and are still outstanding as of December 31, 2006. The warrants can be re-priced in accordance with a pre-determined formula down to a floor of $10.00 per share if the holder generates future advertising revenue for the Company. See Common Stock section of Note 5.

Note 6—Income Taxes

The Company did not provide a current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of the net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized.

At December 31, 2006, the Company had net operating losses of approximately $79,931,000 related to U.S. federal and state jurisdictions. Utilization of the net operating losses, which expires at various times starting in 2012 through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2006	2005
U.S. federal income tax at statutory rate	$(3,893,000)	$(1,006,000)
Nondeductible expenses	1,925,000	27,000
Exercise of non-qualified stock options	(1,624,000)	—
Change in valuation allowance	4,411,000	794,000
State tax benefit, net of federal provision (benefit)	(484,000)	(133,000)
Other	(335,000)	318,000

Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

December 31,
2006
Net operating loss	$30,877,000
Deferred revenue	104,000
Property and equipment	8,000
Stock options and warrants	651,000
Other	9,000

Total deferred tax assets	31,649,000
Valuation allowance	(31,649,000)

Net deferred tax assets	$—

Note 7—Related Party Transactions

In October 2006, the Company paid a $300,000 finders fee to a member of its Board of Directors upon the consummation of a financing transaction. See Common Stock section of Note 5.

A member of the Company’s Board of Directors is the Chief Executive Officer of a foundation which the Company has agreed to support through October 2016. The Company has made net payments of $69,293 to this foundation in 2006. See Common Stock section of Note 5.

Note 8—Restatement of Previously Issued Financial Statements

In the fourth quarter of 2006, the Company identified accounting errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the first three quarters of 2006 in this annual report. The Company revisited the assumptions applied in its valuation of certain warrants and stock option awards. Upon review of the assumptions applied during 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. Also, the Company has restated its interim financial information for the third quarter of 2006 related to a grant of common stock and stock options to a consultant that was rescinded in January 2007. These corrections resulted in a charge of approximately $4.9 million, which resulted in an increase in net loss of approximately $4.9 million, or ($0.58) per share. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the first three quarters of 2006. These reclassifications had no effect on total operating expenses or net loss in 2006. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for any of the quarters in 2006.

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
Loss from operations	$(2,172,554)	$(4,668,568)	$(6,841,122)
Net loss	(2,164,774)	(4,668,568)	(6,833,342)
Loss per share	(0.27)	(0.60)	(0.87)

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and six months ended June 30, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
For the three months ended June 30, 2006:
Loss from operations	$(890,891)	$(174,899)	$(1,065,790)
Net loss	(883,226)	(174,899)	(1,058,125)
Loss per share	(0.11)	(0.02)	(0.13)

For the six months ended June 30, 2006:
Loss from operations	(3,063,445)	(4,843,467)	(7,906,912)
Net loss	(3,048,000)	(4,843,467)	(7,891,467)
Loss per share	(0.38)	(0.60)	(0.98)

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and nine months ended September 30, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
For the three months ended September 30, 2006:
Loss from operations	$(1,324,134)	$(28,175)	$(1,352,309)
Net loss	(1,297,301)	(28,175)	(1,325,476)
Loss per share	(0.14)	(0.00)	(0.14)

For the nine months ended September 30, 2006:
Loss from operations	(4,387,579)	(4,871,642)	(9,259,221)
Net loss	(4,345,301)	(4,871,642)	(9,216,943)
Loss per share	(0.51)	(0.58)	(1.09)

The following table summarizes the effects of the restatement and the 2006 reclassifications on the Company’s operating costs and expenses for the periods shown:

	Search Services	Sales and Marketing	Product and Content Development	General and Administrative	Depreciation and Amortization	Total
	(Unaudited)
For the three months ended March 31, 2006:
Previously reported	$118,152	$24,232	$41,809	$2,131,377	$21,549	$2,337,119
Total adjustments	—	—	34,407	4,634,161	—	4,668,568
Total reclassifications	—	26,438	105,761	(132,199)	—	—

Restated	$118,152	$50,670	$181,977	$6,633,339	$21,549	$7,005,687

For the three months ended June 30, 2006:
Previously reported	$47,178	$33,686	$76,562	$797,152	$20,220	$974,798
Total adjustments	—	—	38,036	136,863	—	174,899
Total reclassifications	—	55,308	116,433	(171,741)	—	—

Restated	$47,178	$88,994	$231,031	$762,274	$20,220	$1,149,697

For the six months ended June 30, 2006:
Previously reported	$165,330	$57,918	$118,371	$2,928,529	$41,769	$3,311,917
Total adjustments	—	—	72,443	4,771,024	—	4,843,467
Total reclassifications	—	81,746	222,194	(303,940)	—	—

Restated	$165,330	$139,664	$413,008	$7,395,613	$41,769	$8,155,384

For the three months ended September 30, 2006:
Previously reported	$34,812	$46,252	$101,474	$1,171,395	$23,914	$1,377,847
Total adjustments	—	15,743	13,946	(1,514)	—	28,175
Total reclassifications	—	103,312	174,661	(277,973)	—	—

Restated	$34,812	$165,307	$290,081	$891,908	$23,914	$1,406,022

For the nine months ended September 30, 2006:
Previously reported	$200,142	$104,170	$219,845	$4,099,924	$65,683	$4,689,764
Total adjustments	—	15,743	86,389	4,769,510	—	4,871,642
Total reclassifications	—	185,058	396,855	(581,913)	—	—

Restated	$200,142	$304,971	$703,089	$8,287,521	$65,683	$9,561,406

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity for the periods shown:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
As of March 31, 2006:
Previously reported	$—	$8,082	$117,899,635	$(116,652,907)	$(11,413)	$1,243,397
Adjustments	—	—	4,668,568	(4,668,568)	—	—

Restated	$—	$8,082	$122,568,203	$(121,321,475)	$(11,413)	$1,243,397

As of June 30, 2006:
Previously reported	$—	$8,520	$118,683,701	$(117,536,133)	$(23,972)	$1,132,116
Adjustments	—	—	4,843,467	(4,843,467)	—	—

Restated	$—	$8,520	$123,527,168	$(122,379,600)	$(23,972)	$1,132,116

As of September 30, 2006:
Previously reported	$—	$9,754	$122,626,287	$(118,833,434)	$(13,544)	$3,789,063
Adjustments	—	(10)	4,871,652	(4,871,642)	—	—

Restated	$—	$9,744	$127,497,939	$(123,705,076)	$(13,544)	$3,789,063

Note 9—Subsequent Events

On February 2, 2007, the Company amended the terms of one of its operating leases to occupy approximately 10,500 square feet of additional office space. The lease, which commenced on March 1, 2007 and extends through May 31, 2009, obligates the Company to pay an additional $470,659 in rent over the term of the lease.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of 13a-15 or 15d-15 were not effective at the reasonable assurance level as a result of certain weaknesses in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Certain Weaknesses

During the financial reporting process for the fiscal year end December 31, 2006, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances. See, for example, Note __ to the Notes to Consolidated Financial Statements for information about the Company’s revised accounting treatment for options and warrants issued in connection with a March 2006 private placement.

The Company is addressing these identified weaknesses by, among other things, conducting a search for additional and more experienced accounting and finance staff to bolster the Company’s internal capabilities and expertise; recently hiring a Chief Technology Officer and outside consultant to address information technology controls and procedures; increased oversight of the Company’s operations in Mexico; improving the Company’s technology related to its business and operations; and undertaking to systemically resolve such weaknesses in consultation with its independent auditor.

Management has augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process for the fiscal year ended December 31, 2006. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2006, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information under the subheading “Executive Officers of the Company” in Part I, Item I of this Form 10-KSB is incorporated by reference into this section. Otherwise, except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 10.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

Except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2006

The following table summarizes the options, warrants and securities available for issuance under our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,358,075	$2.36	3,641,925

(1)	Amended and Restated 1998 Stock Option Plan

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 13.	Exhibits.

See Exhibit Index

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

/s/ Robert B. Stearns
Robert B. Stearns Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert B. Stearns Robert B. Stearns	Chief Executive Officer and Chairman of the Board of Directors	April 17, 2007

/s/ Charles B. Mathews Charles B. Mathews	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	April 17, 2007

Alonso Ancira	Director

/s/ Malcolm Jozoff Malcolm Jozoff	Director	April 17, 2007

/s/ Michael D. Matte Michael D. Matte	Director	April 17, 2007

/s/ Jeffrey S. Peterson Jeffrey S. Peterson	Director	April 17, 2007

Lionel Sosa	Director

/s/ Dr. Jill Syverson-Stork Dr. Jill Syverson-Stork	Director	April 17, 2007

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (3)

10.1	Securities Purchase Agreement dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)

10.2	Series 1 Common Stock Purchase Warrant dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)

10.3	Series 2 Common Stock Purchase Warrant dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)

10.4	Registration Rights Agreement dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)

10.5	Amended and Restated Support Agreement dated November 20, 2006 and effective October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (5)

10.6	Corporate Sponsorship and Management Services Agreement dated November 20, 2006 and effective October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (5)

***10.7	Employment Agreement dated March 21, 2006 by and between Quepasa Corporation and Robert Stearns (6)

10.8	Warrant Purchase Agreement dated March 21, 2006 by and between Quepasa Corporation, Richard L. Scott Investments, LLC and F. Stephen Allen (7)

10.9	Series 1 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC. (8)

10.10	Series 1 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (8)

10.11	Series 2 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (8)

10.12	Series 2 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (8)

10.13	Series 3 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (8)

10.14	Series 3 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (8)

10.15	Registration Rights Agreement dated March 21, 2006 by and between Quepasa Corporation, Richard L. Scott Investments, LLC, and F. Stephen Allen (8)

***10.16	Amended and Restated 1998 Stock Option Plan (9)

*21.1	Subsidiaries of the small business issuer

*23.1	Consent of Perelson Weiner LLP

*23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC

*24.1	Power of Attorney (See Signatures page)

*31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Indicates management compensatory contract, plan or arrangement

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed with the Commission on March 10, 1999.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 25, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G as filed with the Commission on March 16, 1999.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 27, 2006.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB as filed with the Commission on March 31, 2006.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 22, 2006.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed with the Commission on January 30, 2007.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed with the Commission on April 29, 1999.

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Charles B. Mathews, Quepasa Corporation, 7550 E. Redfield Rd. Scottsdale, Arizona 85034.