Form 10KSB/A
period 2006-12-31
QUEPASA CORP
filed 2007-05-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Quepasa Corporation

FORM 10-KSB/A

For the fiscal year ended December 31, 2006

Explanatory Note – Filing Amendment No. 1 on Form 10-KSB/A

Quepasa Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “2006 Form 10-KSB”) for the purpose of amending Part III to its 2006 Form 10-KSB. The following items are amended by this Amendment No. 1:

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions, and Director Independence

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

In addition, the Company is also amending Part II, Item 8A exclusively to correct a missing cross-reference

The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Form 10-KSB/A by the Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 31.3 and 31.4 to Part III of this Form 10-KSB/A.

Except as described above, no other changes have been made to the Form 10-KSB and this Amendment No. 1 does not amend, update, or change any other information contained in the Form 10-KSB. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 17, 2007. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (the “Commission”) subsequent to filing the Form 10-KSB, including any amendments to those filings.

PART II

*             *             *

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

Remediation of Certain Weaknesses

During the financial reporting process for the fiscal year end December 31, 2006, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances. See, for example, Note 8 to the Notes to Consolidated Financial Statements for information about the Company’s revised accounting treatment for options and warrants issued in connection with a March 2006 private placement.

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

The following table sets forth information regarding our directors. Currently, all of the directors of our Board serve one-year terms and are elected annually at the Annual Meeting of Stockholders.

Name	Age	Position

Alonso Ancira	54	Director

Malcolm Jozoff	57	Director

Michael D. Matte	47	Director

Jeffrey S. Peterson	34	Director

Lionel Sosa	57	Director

Dr. Jill Syverson-Stork	53	Director

Alonso Ancira has been a director since November 2006. He has served as Chairman of the Board of Altos Hornos de México, S.A.B. de C.V. (“AHMSA”), one of Mexico’s most prestigious industrial consortiums since April 2004, and of Mexicans & Americans Trading Together, Inc. (“MATT Inc.”), a wholly owned subsidiary of AHMSA. From 1991 to April 2004, Mr. Ancira was Executive Vice-Chairman and Chief Executive Officer of AHMSA. He is currently President of Mexico’s Chamber of Iron and Steel, a position he had from 1993 to 1995, and again from 2003 to 2004. Recently Mr. Ancira was elected for a new term, from 2006 to 2007. Mr. Ancira has a law degree from the University of Anáhuac in Mexico City and has completed and facilitated many professional seminars, including the Academy of International Commerce Arbitration.

Malcolm Jozoff has been a director since January 2007. He has served as a corporate advisor to Otsuka Pharmaceutical Co., Ltd., a pharmaceutical and consumer health products company, based in Tokyo, Japan since February 2004. From July 1996 to August 2000, Mr. Jozoff was Chairman of the Board of Directors and President and Chief Executive Officer of The Dial Corporation, which markets Dial soaps, Purex laundry detergents, Renuzit air fresheners, and Armour Star canned meats. From 1993 to 1995, Mr. Jozoff was Chief Executive Officer of Lenox, Inc., a division of Brown-Forman, Inc., which markets fine consumer durable products such as Lenox china and crystal, Gorham silver, Dansk home furnishings, and Hartmann luggage. From 1967 to 1991, Mr. Jozoff was employed by the Procter & Gamble Company, where he served in various executive positions. Mr. Jozoff has a B.A. from Columbia University and is a retired Captain of the U.S. Air Force. In addition to formerly chairing The Dial Corporation Board of Directors, Mr. Jozoff has been a director of Columbia Energy Group, Inc., Chemtrack, Inc., and several industry associations.

Michael D. Matte has been a director since July 2006. He has served as Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006. Prior to joining Cybergard Corporation, Mr. Matte was a Senior Audit Manager from 1981 to 1992 for Price Waterhouse. Mr. Matte is a Certified Public Accountant and has a B.S. in Accounting from Florida State University.

Jeffrey S. Peterson has been a director since March 2002. Mr. Peterson is our founder and has been a director since March 2002. From March 2006 to November 2006, Mr. Peterson served as our Chief Technical Officer. From April 2002 to March 2006, Mr. Peterson served as our Chairman of the Board of Directors. From July 2005 to March 2006 and from April 2002 to March 2005, Mr. Peterson also served as our Chief Executive Officer. Mr. Peterson served in various roles with the Company, after founding the Company in 1997 as our President. From May 1998 to June 1999, Mr. Peterson served as our Chairman and Chief Executive Officer. From July 1997 to May 1998, Mr. Peterson served as our Chief Technical Officer.

Lionel Sosa has been a director since January 2007. He has served as Chief Executive Officer of MATT, Inc., a non-profit organization focused on encouraging bicultural relations between Mexicans and Americans, from 2006 to the present. From July 1999 to 2006, Mr. Sosa operated Lionel and Katherine Sosa, Inc., an advertising and consulting company. Currently, Mr. Sosa serves on the Board of Directors of the Public Broadcasting Service (“PBS”), and serves on Eastman Kodak’s External Diversity Advisory Panel.

Dr. Syverson-Stork has been a director since January 2007. She has been a member of the Spanish Department at Wellesley College, from September 1989 to the present, and is the Coordinator of Intermediate Spanish and the Director of the Spanish Language House and Cultural Center. Dr. Syverson-Stork has a B.A. in Hispanic Studies from Smith College and a Masters and a Ph.D. in Romance Languages from Harvard University.

There is no family relationship between any of our directors and/or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors, and greater than ten percent (10%) stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received during the year ended December 31, 2006, we believe that, during such year our executive officers, directors, and ten percent (10%) stockholders complied with all such filing requirements.

CORPORATE GOVERNANCE

Our Board of Directors consists of seven (7) members. Our Board of Directors has determined that four (4) directors, Dr. Syverson-Stork and Messrs. Matte, Ancira, and Jozoff are independent under the standards specified by the Commission and applicable NASDAQ Marketplace Rules.

The Company has an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. Members of the Audit Committee are Dr. Syverson-Stork and Messrs. Matte and Jozoff. The Board has determined that each of the members of the Audit Committee is independent within the meaning of commission rules and NASDAQ Marketplace Rules. Mr. Matte is the Chairman of the Audit Committee and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with Commission rules and similar financial sophistication rules under the NASDAQ Marketplace Rules. For additional information about the Audit Committee see Item 12 – “Meetings and Committees of the Board of Directors.”

Our Board of Directors has adopted charters for all of its committees describing the authority and responsibilities delegated to each committee by the Board. Our Board of Directors has also adopted a Code of Conduct and Ethics. We have posted on our corporate website at www.quepasacorp.com: the charters of our Audit, Compensation, and Corporate Governance and Nominating committees; our Code of Conduct and Ethics, and any amendments or waivers thereto; the recently adopted Statement of Policy on Related Party Transactions (the “Related Party Transactions Policy”), and any other corporate governance materials contemplated by the Commission or NASDAQ regulations. These documents are also available in print to any stockholder, at no cost, requesting a copy in writing from our corporate secretary at Quepasa Corporation, Attention: Corporate Secretary, 7550 E. Redfield Rd., Suite A, Scottsdale, Arizona 85260.

Item 10.	Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our principal executive officer, and each of our other executive officers who earned at least $100,000 in total compensation (the “named executive officers”) during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(2)	Total ($)
Robert B. Stearns Chief Executive Officer	2006	0	0	0	695,498	0	0	530,331	1,225,829
Charles B. Mathews Chief Financial Officer	2006	90,000	0	0	0	0	0	0	90,000
Jeffrey S. Peterson(3) Director	2006	0	0	0	0	0	0	250,000	250,000

(1)	Amounts in this column represent the dollar amount recognized during 2006 for financial statement reporting purposes in accordance with SFAS123R (but disregarding any estimate of forfeitures relating to service-based vesting conditions) relating to options.

(2)	Amounts in this column consist of 200,000 warrants issued to Mr. Stearns, valued at $530,331 and a one time payment of $250,000 to Mr. Peterson in accordance with his employment agreement.
(3)	Mr. Peterson resigned as our Chief Executive Officer on March 21, 2006, and as an officer and employee of our Company on November 5, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Robert B. Stearns	3/21/2006	240,000	360,000	0		$3.55	3/21/2013	0	0	0	0

Charles B. Mathews	3/23/2004 5/11/2005	50,000 250,000	0 0	0 0	$ $	1.30 1.25	3/23/2011 5/11/2012	0 0	0 0	0 0	0 0

Jeffrey S. Peterson	8/26/2003 5/11/2005	500,000 500,000	0 0	0 0	$ $	1.60 2.00	8/26/2010 5/11/2012	0 0	0 0	0 0	0 0

(1)	All of the reported options, which were fully vested at December 31, 2006, vested as follows: Mr. Stearns’ options vest monthly; Mr. Mathews’ March 23, 2004 options vested immediately and his May 11, 2005 options vested immediately; Mr. Peterson’s August 26, 2006 options vested immediately and his May 11, 2005 options vested immediately.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation($)	Total($)
Robert B. Stearns(2)	0	0	0	0	0	0	0

Jeffrey S. Peterson(2)	0	0	0	0	0	0	0

Alonso Ancira	0	0	0	0	0	0	0

Michael D. Matte	0	0	0	0	0	0	0

Lionel Sosa	0	0	0	0	0	0	0

Dr. Jill Syverson-Stork	0	0	0	0	0	0	0

(1)	This column is to include the compensation cost recognized for financial statement reporting purposes under SFAS 123R for 2006 with respect to stock awards granted to directors. As described in the paragraph preceding this table, during 2006 our directors received grants of unrestricted shares of common stock under the Quepasa Corporation 2006 Stock Incentive Plan (the “2006 Plan”), subject to stockholder approval of the 2006 Plan. Because these grants are subject to stockholder approval, the Company did not recognize any expense for the grants during 2006. Assuming the stockholders approve the 2006 Plan, the Company will recognize expenses for these 2006 grants as of the date of the 2007 Annual Meeting. Assuming the stock grants to directors during 2006 had not been subject to stockholder approval, the Company would have recognized the following SFAS 123R expenses in this column for its directors for the indicated number of shares granted: Mr. Ancira ($11,875, 1,250 shares); Mr. Peterson ($11,875, 1,250 shares); Mr. Matte ($46,475, 5,000 shares); Mr. Sosa ($23,258, 2,500 shares); and Dr. Syverson-Stork ($23,238, 2,500 shares).
(2)	Both Messrs. Stearns and Peterson are Named Executive Officers and their compensation is described above. Messrs. Stearns and Peterson receive no additional compensation in connection with their service as a member of the Board of Directors.

Employees of our Company do not receive compensation for serving as members of our Board of Directors. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Our non-employee directors are eligible to receive compensation for their services as directors, including stock options. On September 19, 2006, the Board of Directors, upon the recommendation of the Compensation Committee, approved compensation to non-employee directors in the form of 1,250 shares of unrestricted common stock of our Company to be granted on the last day of each fiscal quarter of our Company. This compensation will be paid pursuant to the terms of the 2006 Plan, the effectiveness of which is subject to stockholder approval of the 2006 Plan. Furthermore, each chairman of a committee of the Board of Directors is eligible to receive an additional 625 shares of our unrestricted common stock, subject to stockholder approval of the 2006 Plan: (i) for each fiscal quarter of service as a chairman prior to January 20, 2007; and (ii) for each full fiscal quarter of service ending after January 20, 2007, to be granted on the last day of each fiscal quarter of our Company.

Employment and Separation Agreements

Robert B. Stearns

Effective March 21, 2006, we entered into an employment agreement with Robert B. Stearns providing that he serve as Chairman of the Board of Directors and Chief Executive Officer for an initial term of three (3) years. Pursuant to the terms of the agreement, Mr. Stearns was issued options to purchase 180,000 shares of our common stock as compensation for his first year of employment. For the remaining two (2) years of the agreement, Mr. Stearns’ compensation shall be established before each anniversary date of the agreement by the Board of Directors or the Compensation Committee. In addition, Mr. Stearns is entitled to participate in our stock option plan(s) and received an option to purchase an additional 420,000 shares of our common stock. Mr. Stearns is entitled to participate in any management bonus program that we establish. The agreement also provided Mr. Stearns with a warrant to purchase 200,000 shares of our common stock at an exercise price of $3.55 per share. In addition, Mr. Stearns is entitled to participate in all health, life, disability, and other insurance programs or benefits we may offer to other key executive employees or members of the Board of Directors.

In the event Mr. Stearns’ employment is terminated by us with cause, he shall be paid in a lump sum at the time of termination such amount of compensation for services rendered, as well as compensation for unused vacation time and earned bonus, as has accrued but remains unpaid. These same provisions will apply in the event Mr. Stearns terminates his employment after a change-of-control without good reason.

In the event Mr. Stearns terminates his employment with good reason or Mr. Stearns’ employment is terminated by us without cause and other than as a consequence of his death, disability, or normal retirement, then he will receive a lump sum in cash equal to any salary accrued but unpaid and any amount of bonus accrued but unpaid. Mr. Stearns will also continue to receive coverage under his benefit plans for six (6) months or until he becomes eligible to participate in the employee benefit plans of another employer. Any other awards previously made to Mr. Stearns under compensation plans or programs and not previously paid will immediately vest on the date of termination and will be paid on that date and included as compensation in the year paid. These same provisions will apply in the event Mr. Stearns’ employment is terminated within one (1) year following the occurrence of a change-of-control by us for any reason or by Mr. Stearns with good reason.

In the event Mr. Stearns terminates the agreement without good reason, he will receive a lump sum in cash equal to any salary which remains accrued but unpaid and any amount of bonus accrued but unpaid. If Mr. Stearns retires, either voluntarily or as a result of reaching the age of retirement, these same provisions will apply but he will also have the right to participate in any retirement plan we adopted with respect to executive officers during the term of the agreement.

In the event Mr. Stearns is terminated by reason of his death, we will pay his accrued but unpaid salary and a prorated amount of his targeted bonus, plus three (3) additional months of fixed salary and targeted bonus. Mr. Stearns’ eligible dependents will receive benefit plan coverage for three (3) months from Mr. Stearns’ death. Any other awards previously made to Mr. Stearns under compensation plans or programs and not previously paid will immediately vest on the date of termination and will be paid on that date and included as compensation in the year paid.

In the event Mr. Stearns is terminated by us or if Mr. Stearns terminates his employment because of a disability, he will be paid his salary accrued but unpaid. Mr. Stearns will also continue to receive coverage under his benefit plan for six (6) months or until he becomes eligible to participate in the employee benefit plans of another employer. Any other awards previously made to Mr. Stearns under the compensation plans or programs and not previously paid will immediately vest on the date of termination and will be paid on that date and included as compensation in the year paid.

Stock Incentive Plans

In April 1999 our stockholders adopted the Quepasa Corporation Amended and Restated 1998 Stock Option Plan (the “1998 Plan”), as amended which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 6,000,000 shares of common stock, consisting of both “incentive stock options” within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the “Code”) and “non-qualified” options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees.

The 1998 Plan is administered by our Compensation Committee, which determines those individuals eligible to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

The per share exercise price of the common stock subject to an incentive stock option or non-qualified option may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value, determined as of the date the option is granted, of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than ten percent (10%) of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the 1998 Plan unless the exercise price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee has three (3) months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one (1) year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

Options under the 1998 Plan must be granted within ten (10) years from the effective date. The incentive stock options granted under the 1998 Plan cannot be exercised more than ten (10) years from the date of grant except that incentive stock options issued to ten percent (10%) or greater stockholders are limited to five (5) year terms. All options granted under the 1998 Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of his stock options with no additional investment other than his original shares. Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director, or an employee become available once again for issuance under the 1998 Plan.

On September 19, 2006, the Board of Directors approved, subject to stockholder approval, the 2006 Plan. The 2006 Plan authorizes the issuance of up to 500,000 shares, plus (i) the number of shares of stock available for grant pursuant to the 1998 Plan, as of the Effective Date were 3,641,925 shares, and (ii) the number of shares of stock underlying awards that were previously granted pursuant to the 1998 Plan and that either terminate, expire, or lapse for any reason after the Effective Date. No additional grants have been made under the 1998 Plan since the Effective Date. 518,500 shares underlying the 1998 Plan awards terminated, expired, or lapsed between the Effective Date and March 31, 2007, and 1,077,700 shares were reserved for issuance pursuant to outstanding 1998 Plan awards as of that same date. Assuming stockholder approval of the 2006 Plan, no new awards will be available for issuance under the 1998 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards. The 2006 Plan is designed to promote the success and enhance the value of our Company by linking the personal interests of the members of the Board of Directors, employees, officers, executives, consultants and advisors to those of our stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes the options, warrants, and securities available for issuance under our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,358,075	$2.36	2,403,516
Equity compensation plans not approved by security holders (2)	0	N/A	491,250

Total	2,358,075	$2.36	2,894,766

(1)	Amended and Restated 1998 Stock Option Plan
(2)	The only equity compensation plan not approved by security holders is the 2006 Plan, which is subject to stockholder approval at the 2007 Annual Meeting. As discussed under Proposal 3, the 2006 Plan authorizes the issuance of 500,000 shares plus (i) the number of shares of stock available for grant pursuant to the 1998 Plan, as amended, as of the Effective Date September 19, 2006, and (ii) the number of shares of stock that were previously granted pursuant to the 1998 Plan and that either terminate, expire, or lapse for any reason after the Effective Date. For purposes of column (c) of this table, we have subtracted the 2006 director stock grants made under the 2006 Plan (8,750 total shares) from the base number of shares authorized under the 2006 Plan (500,000 total shares).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of Quepasa common stock owned by the Company’s directors, nominees, and Messrs. Stearns, Mathews, and Peterson, who are named executive officers of the Company pursuant to the Commission rules, and those persons who beneficially own more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned.

The address of the listed stockholders not otherwise set forth below is 7550 E. Redfield Rd., Suite A, Scottsdale, Arizona 85260. Unless otherwise indicated, all information is as of April 27, 2007, the record date for the Annual Meeting.

Name(2)	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
Robert B. Stearns	573,333	4.7%

Charles B. Mathews	331,000	2.7%

Douglas A. Gray	100,000.8%

Malcolm Jozoff	11,875.1%

Michael D. Matte	12,500.1%

Jeffrey S. Peterson	1,004,860	8.2%

Lionel Sosa	16,888.1%

Dr. Jill Syverson-Stork	4,375	* %

Alonso Ancira	2,500	* %

Richard L. Scott(4)	1,333,333	10.9%

F. Stephan Allen(5)	1,500,000	12.2%

Mexicans & Americans Trading Together, Inc.(6)	3,000,000	24.5%

All officers and directors as a group	2,057,331	16.8%

(1)	Includes shares that could be purchased by the exercise of options available at March 31, 2007 or within 60 days thereof under the Company’s equity incentive plans.
(2)	Includes shares granted, subject to shareholder approval, under the 2006 Plan as of March 31, 2007, as follows: Mr. Mathews: 30,000; Mr. Gray: 100,000; Mr. Jozoff: 1,875; Mr. Matte: 7,500; Mr. Peterson: 2,500; Mr Ancira: 2,500; Mr. Sosa: 3,750 and Dr. Syverson-Stork: 4,375.
(3)	Percent of class for each person and all officers and directors as a group is based on 12,230,761 shares of common stock outstanding on March 31, 2007 and includes shares subject to options held by the individual or the group as applicable, which are exercisable within 60 days thereof.
(4)

700 11th St. South, Suite 101, Naples, FL 34102. Includes (i) 166,887 shares of common stock held by the Richard L. Scott Revocable Trust; (ii) 166,446 shares of common stock held by Richard L. and Annette Scott Family Partnership; and (iii) 1,000,000 shares of common stock issuable upon exercise of a warrant held by the Richard L. Scott Revocable Trust.

Richard L. Scott has sole voting and dispositive power over the shares of common stock and the warrants held by the: (i) Richard L. Scott Revocable Trust; and (ii) Richard L. and Annette Scott Family Partnership.

(5)	2100 S. Utica, Suite 305, Tulsa, OK 74114. Includes (i) 500,000 shares of common stock; and (ii) 1,000,000 shares of common stock issuable upon exercise of a warrant.
(6)	The address for MATT, Inc. is 7550 IH 10 W., Suite 630, San Antonio, TX 78229. Includes (i) 1,000,000 shares of common stock; and (ii) 2,000,000 shares of common stock issuable upon the exercise of warrants.
*	Less than .1%

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 17, 2006, we entered into a Securities Purchase Agreement with MATT Inc. pursuant to which we issued 1,000,000 shares of our common stock to MATT Inc. at a purchase price of $10.00 per share (for an aggregate purchase price of $10,000,000). MATT Inc. was also granted a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $12.50 per share and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $15.00 per share. The warrants expire in October 2016. The exercise prices for the warrants are subject to adjustment. MATT Inc. was not an affiliate at the time of the transaction.

On November 20, 2006, we entered into an Amended and Restated Support Agreement with MATT Inc. and a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with both Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”) and MATT Inc. The CSMSA provides that we will develop, operate, and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three (3) years of the term of the CSMSA, the Organization will reimburse us for our costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that we will pay the Organization’s operating costs through October 2016, up to a cap of $1,200,000 per annum minus our costs and expenses for providing the services described above. Under the Amended and Restated Support Agreement, MATT Inc. has committed to develop advertising revenue for us. The revenue generated pursuant to the Amended and Restated Support Agreement will determine the adjustments made to the exercise prices of the warrants issued pursuant to the Securities Purchase Agreement dated October 17, 2006. The Amended and Restated Support Agreement also provides that MATT Inc. will make a corporate jet available to us for up to 25 hours of use during each year of the Amended and Restated Support Agreement’s term.

Alonso Ancira, a member of our Board of Directors, is also the Chairman of the Board of Directors of MATT Inc. and Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”). MATT Inc. is a wholly owned subsidiary of AHMSA. Mr. Ancira is a minority stockholder in Grupo Acerero del Norte S.A. de C.V., the largest stockholder in AHMSA. Mr. Ancira also serves on the Board of Directors of the Organization.

In addition, Robert Stearns, our Chief Executive Officer, authorized a payment to Lionel Sosa, a member of our Board of Directors and Chief Executive Officer of the Organization, of $300,000 for his role in the successful closing of the transactions described above.

On January 19, 2007, we were advised by the NASDAQ Stock Market that we were not fully compliant with NASDAQ Marketplace Rule 4350 because Mr. Sosa: (i) whom we previously had determined was an independent director as defined in Marketplace Rule 4200(a)(15); and (ii) who was a member of our Compensation Committee, Audit Committee, and Corporate Governance and Nominating Committee, had received a $300,000 payment from us on December 28, 2006, as reported in our Current Report on Form 8-K, filed on December 19, 2006. On January 20, 2007, at our regularly scheduled meeting of the Board of Directors, Mr. Sosa resigned from each of his Board committee positions and the Board appointed a new independent director, Malcolm Jozoff, to the Board. Mr. Jozoff serves as a member of the Audit Committee and Standards Committee and as the Chairman of the Compensation Committee. On January 22, 2007, we notified the NASDAQ Stock Market that: (i) Mr. Sosa had resigned from the Board committees that he served on; (ii) Mr. Jozoff had been elected to the Board and appointed to the Standards Committee and Audit Committee and the new Chairman of the Compensation Committee; and (iii) no Board or committee actions occurred during our noncompliance period. As a result, we were once again in full compliance with NASDAQ Marketplace Rules with regard to the composition of our Board committees.

On January 29, 2007, management adopted the Related Party Transactions Policy. The Related Party Transactions Policy applies to certain transactions between the Company and a “Related Party.” A Related Party is defined to include (i) an executive officer, director, or director nominee of the Company; (ii) a shareholder owning in excess of five percent (5%) of the Company; (iii) a person who is an immediate family member of a Company executive officer, director, or director nominee; (iv) an entity which is owned or controlled by any of the foregoing, or an entity in which any of the foregoing is an officer or has a substantial ownership interest (10% ownership is a “substantial ownership interest” for purposes of the Related Party Transactions Policy); and (v) any transactions required to be disclosed under Item 404 of Regulation S-B promulgated by the Commission.

Under the Related Party Transaction Policy, management must present to the Corporate Governance and Nominating Committee any such related party transactions that it is proposing to enter into. The Related Party Transactions Policy requires that any such transaction must be on terms comparable to those obtainable in arm’s length dealing with unrelated third parties, and must be approved by the Corporate Governance and Nominating Committee. Under the terms of the Related Party Transactions Policy, the Company must include disclosure of such transactions in its applicable filings made with the Commission.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors consists of seven (7) members. Our Board of Directors has determined that four (4) directors, Dr. Syverson-Stork and Messrs. Matte, Ancira, and Jozoff are independent under the standards specified by the Commission and applicable NASDAQ Marketplace Rules.

Audit Committee

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our Company and the audits of our financial statements. The Audit Committee provides assistance to our Board of Directors with respect to its oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent registered public accountant’s qualifications and independence, and (iv) the performance of our independent registered public accountants. The primary responsibilities of the Audit Committee are set forth in its charter, which is reviewed annually, and includes various matters with respect to the oversight of our Company’s accounting and financial reporting process and audits of the financial statements of our Company on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accountants to conduct the annual audit of the financial statements of our Company; reviews the proposed scope of such audit, reviews accounting and financial controls of our Company with the independent registered public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists of Dr. Syverson-Stork and Messrs. Matte and Jozoff.

The Audit Committee operates under a written Audit Committee Charter established by the Board. This charter is available on our website at www.quepasacorp.com and we will provide a printed copy to any stockholder upon request. The Board has determined that each of the members of the Audit Committee is independent within the meaning of Commission rules and NASDAQ Marketplace Rules. Mr. Matte is the Chairman of the Audit Committee and has been determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with Commission rules and similar financial sophistication rules under the NASDAQ Marketplace Rules.

Compensation Committee

The purpose and responsibilities of the Compensation Committee include reviewing and recommending the approval to the Board of Directors of the compensation of our executive officers, the annual compensation budget for all other employees, bonuses, grants of stock options, and any changes to our benefit plans. The Compensation Committee currently consists of Dr. Syverson-Stork and Mr. Jozoff. Mr. Jozoff is our Compensation Committee Chairman.

In addition, the Compensation Committee has delegated to Mr. Stearns, the Company’s Chief Executive Officer and Chairman of the Board, the authority to grant, subject to stockholder approval of the 2006 Plan, up to 200,000 options to purchase the Company’s common stock to individuals who are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended. Any grants made by Mr. Stearns must have a vesting schedule of at least two (2) years and must be made in accordance with the other terms of the 2006 Plan. The authority delegated to Mr. Stearns lasts until six (6) months from grant and may be amended or revoked by the Board at any time.

The Compensation Committee operates under a written Compensation Committee Charter established by the Board. This charter is available on our website at www.quepasacorp.com and we will provide a printed copy to any stockholder upon request.

Corporate Governance and Nominating Committee.

The purpose and responsibilities of the Corporate Governance and Nominating Committee include the identification of individuals qualified to become Board members, the selection or recommendation to the Board of Directors of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board of Directors, and the oversight of the evaluations of the Board of Directors and management. The Corporate Governance and Nominating Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our Company’s corporate secretary at the address listed herein. The Corporate Governance and Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. The Corporate Governance and Nominating Committee currently consists of Dr. Syverson-Stork and Mr. Matte. Mr. Matte serves as the Chairman of the Corporate Governance and Nominating Committee.

The Corporate Governance and Nominating Committee operates under a written Corporate Governance and Nominating Committee Charter established by the Board. This charter is available on our website at www.quepasacorp.com and we will provide a printed copy to any stockholder upon request.

Standards Committee.

The purpose and responsibilities of the Standards Committee include assisting our Board of Directors in periodically reviewing our website, www.quepasa.com, for appropriate website content and decorum. The Standards Committee currently consists of Dr. Jill Syverson-Stork and Messrs. Stearns, Peterson, and Jozoff. Dr. Syverson-Stork is our Standards Committee Chairman.

Communications with the Board

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at Quepasa Corporation, Attention: Charles B. Mathews, 7550 E. Redfield Rd., Suite A, Scottsdale, Arizona 85260, or by visiting the Company’s website at www.quepasacorp.com. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

During the last fiscal year, all Board members attended more than 75% of the total meetings of the Board and committees on which they serve.

Item 13.	Exhibits.

See Exhibit Index

Item 14.	Principal Accountant Fees and Services.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

As previously reported in the Company’s Form 8-K/A filed on February 8, 2007, the Company dismissed Ehrhardt Keefe Steiner & Hottman, PC (“EKS&H”) as the Company’s independent registered public accounting firm on January 31, 2007, and engaged Perelson Weiner LLP as its new independent registered public accounting firm on February 8, 2007. The decisions to dismiss EKS&H and to engage Perelson Weiner LLP were both approved by the Company’s Audit Committee of the Board of Directors.

EKS&H’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, for the fiscal years ended December 31, 2005 and 2004 and through January 31, 2007, there were no disagreements with EKS&H on any matter of accounting same time period, there were no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EKS&H, would have caused EKS&H to make reference to the disagreement in its reports on the Company’s consolidated financial statements for such periods. There were no reportable events, as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during this time period as well.

Perelson Weiner LLP has audited our financial statements for the fiscal year ended December 31, 2006. Representatives of Perelson Weiner LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate questions.

Audit Committee’s Pre-approval Policy

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the principal independent registered public accounting firm. All 2006 and 2005 non-audit services listed above were pre-approved.

Fees Paid to Our Independent Registered Public Accountants in 2005 and 2006

The following fees were paid to the Company’s independent registered public accountants, EKS&H (2005) and Perelson Weiner LLP (2006), for the last two fiscal years:

Type of Service	2005	2006
Audit Fees	$76,000	$265,635

Audit-Related Fees	5,000	181,525

Tax Fees	8,873	14,346

Other	17,303	0

Audit Fees

The aggregate fees billed for audit services for the years ended December 31, 2006 and 2005 were $265,635 and $76,000, respectively. These fees consisted primarily of the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements included in Form 10-QSB filings, and services related to Commission matters and filings.

Audit-Related Fees

The aggregate fees billed for audit-related services for the years ended December 31, 2006 and 2005 were $181,525 and $5,000, respectively. These fees consisted primarily of consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services for the years ended December 31, 2006 and 2005 were $14,346 and $8,873, respectively. These fees were attributable to tax compliance, tax advice, and tax planning services.

Other Fees

The aggregate fees billed for the year ended December 31, 2006 were $0.

The aggregate fees billed for the year ended December 31, 2005 were $17,303. These fees consist of services related to the filing of a registration statement to register over three (3) million shares of common stock, merger and acquisition activity, and general consulting work in relation to new accounting regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

Dated: May 4, 2007	/s/ Robert B. Stearns
Robert B. Stearns
Chief Executive Officer

Exhibit Index

*            *            *

The following Exhibits are hereby filed as part of this Annual Report on Form 10-KSB/A (Amendment No. 1):

*31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*	Filed herewith

Copies of this Annual Report on Form 10-KSB, including the financial statements and financial statement schedules, required to be filed with the Commission pursuant to Rule 13a-1 under the Act for the Company’s most recent fiscal year, will be furnished to stockholders at no cost who make a written request to Charles B. Mathews, Quepasa Corporation, 7550 E. Redfield Rd., Suite A, Scottsdale, Arizona 85260 Additionally, any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request to the same address.