Form 10QSB
period 2007-03-31
QUEPASA CORP
filed 2007-05-15
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-33105

QUEPASA CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	86-0879433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7550 E. Redfield Rd., Suite A

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

The number of outstanding shares of the registrant’s Common Stock as of May 11, 2007 was 12,238,261 shares.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

QUEPASA CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-99.1

Item 1.	Financial Statements (Unaudited)

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,505,710	$14,093,811
Accounts receivable—trade	41,866	74,355
Other current assets	144,475	332,478

Total current assets	12,692,051	14,500,644

Property and equipment—net	728,685	546,481
Jet rights—net	961,272	986,457
Other assets	140,021	55,102

Total assets	$14,522,029	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,148,580	$711,486
Accrued expenses	93,629	92,070
Unearned grant income	80,680	94,980

Total current liabilities	1,322,889	898,536

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized—5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized—50,000,000 shares; 12,230,761 shares issued and outstanding at March 31, 2007 and 11,705,861 shares issued and outstanding at December 31, 2006	12,231	11,706
Additional paid-in capital	142,270,210	141,114,562
Accumulated deficit	(129,093,361)	(125,937,617)
Accumulated other comprehensive income	10,060	1,497

Total stockholders’ equity	13,199,140	15,190,148

Total liabilities and stockholders’ equity	$14,522,029	$16,088,684

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	March 31, 2007	March 31, 2006 As Restated
	(Unaudited)
REVENUES	$52,482	$164,565

OPERATING COSTS AND EXPENSES:
Search services	—	118,152
Sales and marketing	490,781	50,670
Product and content development	993,637	181,977
General and administrative	1,808,299	6,633,339
Depreciation and amortization	92,603	21,549

TOTAL OPERATING COSTS AND EXPENSES	3,385,320	7,005,687

LOSS FROM OPERATIONS	(3,332,838)	(6,841,122)

OTHER INCOME (EXPENSE):
Interest income	164,386	8,245
Interest expense	—	(465)
Other income	12,708	—

TOTAL OTHER INCOME (EXPENSE)	177,094	7,780

LOSS BEFORE INCOME TAXES	(3,155,744)	(6,833,342)
Income taxes	—	—

NET LOSS	$(3,155,744)	$(6,833,342)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.26)	$(0.87)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,139,971	7,884,409

NET LOSS	$(3,155,744)	$(6,833,342)
Foreign currency translation adjustment	8,563	(5,702)

COMPREHENSIVE LOSS	$(3,147,181)	$(6,839,044)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2007

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	—	$—	11,705,861	$11,706	$141,114,562	$(125,937,617)	$1,497	$15,190,148
Issuance of stock options for compensation	—	—	—	—	265,523	—	—	265,523
Exercise of stock options	—	—	518,500	519	861,331	—	—	861,850
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Foreign currency translation adjustment	—	—	—	—	—	—	8,563	8,563
Net loss	—	—	—	—	—	(3,155,744)	—	(3,155,744)

Balance—March 31, 2007 (Unaudited)	—	$—	12,230,761	$12,231	$142,270,210	$(129,093,361)	$10,060	$13,199,140

See notes to unaudited condensed consolidated financial statements

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2007	March 31, 2006 As Restated
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,155,744)	$(6,833,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,603	21,549
Issuance of stock options and warrants for compensation	265,523	749,564
Issuance of warrants for strategic initiatives	—	5,608,093
Grant income	(12,708)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	32,489	19,469
Other current assets	187,925	(454)
Other assets	(85,156)	(2,216)
Accounts payable	601,382	3,839
Accrued expenses	(161,814)	(71,686)
Deferred revenue	—	(20,173)

Net cash used in operating activities	(2,235,500)	(525,357)

Cash flows from investing activities:
Purchase of property and equipment	(253,039)	(11,888)

Net cash used in investing activities	(253,039)	(11,888)

Cash flows from financing activities:
Payments on long-term debt	—	(1,947)
Proceeds from exercise of stock options and warrants	890,650	437,000

Net cash provided by financing activities	890,650	435,053

Effect of foreign currency exchange rate on cash	9,788	(5,702)

Net decrease in cash and cash equivalents	(1,588,101)	(107,894)

Cash and cash equivalents at beginning of period	14,093,811	1,441,889

Cash and cash equivalents at end of period	$12,505,710	$1,333,995

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$465

Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation (the “Company”), a Nevada corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet portal and online community targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users search engine capabilities and performance based marketing applications as well as traditional portal services centered around the Spanish market. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico S.A. de C.V. Because the language preference of many U.S. Hispanics is English, the web site also offers users the ability to access information and services in the English language.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-KSB, as amended.

Reclassifications

Certain prior quarter amounts in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows have been reclassified to conform to the current quarter’s presentation.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,
	2007	2006
Stock options	1,187,700	3,146,375
Warrants	4,432,500	4,194,240

Total	5,620,200	7,340,615

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.

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

Note 2—Commitments and Contingencies

The Company leases its facilities under three non-cancelable operating leases which expire in 2007 and 2009. Future minimum lease payments under these leases as of March 31, 2007 are approximately as follows:

2007	$275,000
2008	322,000
2009	135,000

Total	$732,000

Litigation

On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contains allegations of breach of contract and unpaid wages and seeks damages under various causes of action in amounts up to $311,400. The Company has reviewed Mr. Behar’s complaint with its counsel and finds the claims to be wholly without merit and intends to vigorously defend itself. Moreover, management believes that the amount of damages claimed by Mr. Behar have been grossly overstated in an attempt to induce the Company to settle the action rather than to proceed to litigation.

In addition, the Company is a party to certain other legal proceedings that arise in the ordinary course and are incidental to its business. Although litigation is inherently uncertain, based on past experience, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on consolidated financial position, cash flows or results of operations in any future reporting periods.

Note 3—Stock Option Plans

1998 Stock Option Plan

A summary of employee stock option activity under the 1998 Stock Option Plan as of March 31, 2007 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006 (1)	2,248,075	$2.42
Granted	—	—
Exercised	(518,500)	1.66
Forfeited or expired	(651,875)	1.99

Outstanding at March 31, 2007 (1)	1,077,700	$3.07

Exercisable at March 31, 2007 (2)	729,700	$2.50

(1)	Excludes stock options to purchase 110,000 shares of common stock at a weighted average exercise price of $1.93 per share being held by consultants.

(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.

The Company recognized compensation expense of $265,523 and $749,564 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $1,090,043 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.77 years.

2006 Stock Incentive Plan

On September 19, 2006, the Board of Directors approved, subject to stockholder approval, the Stock Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. As of March 31, 2007, there are 4,351,875 shares of common stock reserved for issuance, pursuant to shareholder approval under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

As of March 31, 2007, an aggregate of 22,500 shares of restricted stock and 322,000 stock options, with a weighted average exercise price of $10.00 per share, were granted to employees and directors subject to stockholder approval.

Note 4—Restatement of Interim Financial Information

In the fourth quarter of 2006, the Company identified accounting errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the three months ended March 31, 2006. The Company revisited the assumptions applied in its valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three months ended March 31, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $4,668,568, which resulted in an increase in net loss of $4,668,568 or ($0.60) per share. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three months ended March 31, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for the three months ended March 31, 2006.

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2006:

	Previously Reported	Total Adjustments	Restated
Loss from operations	$(2,172,554)	$(4,668,568)	$(6,841,122)
Net loss	(2,164,774)	(4,668,568)	(6,833,342)
Loss per share	(0.27)	(0.60)	(0.87)

The following table summarizes the effects of the restatement and reclassifications on the Company’s operating costs and expenses for the three months ended March 31, 2006:

	Search Services	Sales and Marketing	Product and Content Development	General and Administrative	Depreciation and Amortization	Total
Previously reported	$118,152	$24,232	$41,809	$2,131,377	$21,549	$2,337,119
Total adjustments	—	—	34,407	4,634,161	—	4,668,568
Total reclassifications	—	26,438	105,761	(132,199)	—	—

Restated	$118,152	$50,670	$181,977	$6,633,339	$21,549	$7,005,687

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of March 31, 2006:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Previously reported	$—	$8,082	$117,899,635	$(116,652,907)	$(11,413)	$1,243,397
Adjustments	—	—	4,668,568	(4,668,568)	—	—

Restated	$—	$8,082	$122,568,203	$(121,321,475)	$(11,413)	$1,243,397

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included elsewhere in this Form 10-QSB. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection below titled “Risk Factors.”

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

During 2006 and through the first quarter of 2007, we had significant performance growth on the site. The areas of growth we experience on the site include page views, registered members, and unique visitors. Total page views for the first quarter of 2007 were 109 million, compared to 22 million for the same period in 2006, a 395% increase. Total new members for the first quarter of 2007 were 541 thousand, compared to 29 thousand for the same period in 2006, a nearly 20-fold increase. Daily unique visitors for the first quarter 2007 totaled 5.1 million, compared to 1.6 million for the same period in 2006, a 219% increase. Total members for the first quarter 2007 were 1.2 million, compared to 199 thousand in the prior year quarter. Of the total new member growth year over year, about 300 thousand new members were due to the acquisition of corazones.com.

We have restated our interim financial information for the three months ended March 31, 2006. We revisited the assumptions applied in our valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three months ended March 31, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $4,668,568, which resulted in an increase in net loss of $4,668,568, or ($0.60) per share. In addition, we determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three months ended March 31, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on our cash flows from operating, investing, or financing activities for the three months ended March 31, 2006.

Revenue sources

During the three months ended March 31, 2007, our revenue was generated from three principal sources: revenue earned from the sale of banner advertising on our website, the Google AdSense program, and subscription sales. During the same period for the three months ended March 31, 2006, our revenue included revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies.

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

Subscription Sales. As part of the new business model, subscription sales result from the purchase of mobile content and Internet television programming. Subscription based sales are generated through various content channels of the site, including the ringtone store and the television channel. We recognize revenue from subscription sales as products and services are delivered.

Performance-based Revenue. Performance-based revenue, or paid search results, is generated when an Internet user searches for a keyword and clicks on an advertiser’s listing on our website. Performance-based revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Performance-based revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. As of December 31, 2006, the performance based revenue model was discontinued as a result of implementing the new business model.

Summary

The majority of our revenues correlate to the number and activity level of users across our offerings on our website. During 2006 and into the first quarter of 2007, we redesigned and enhanced our website to provide a more relevant and user friendly experience. We believe that enhancing the user experience leads to a more valuable experience to both our users and advertisers and provides additional opportunities to introduce users to our products and services. By providing a more robust community experience, while providing continued new products and services we seek to become an essential part of our users’ online experience. We believe this deeper engagement of new and existing users and our website design, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2007.

Operating Expenses

Our principal operating expenses consist of:

•	search services expenses;

•	product and content development expenses;

•	sales and marketing expenses;

•	general and administrative expenses; and

•	depreciation and amortization.

Search Services Expenses. Our search services expenses consist of payments made to our affiliates and partners that have either integrated our performance based search services into their sites or provided traffic to our directory listings. There are generally two economic structures of the affiliate and partner agreements: fixed payments based on a minimum amount of traffic delivered and variable payments based on the amount of searches or paid clicks associated with affiliate or partner traffic. We expense search services costs under two methods; fixed payments are expensed pro-rata over the term of the agreement and agreements based on a percentage of revenue are expensed based on the underlying revenue multiplied by the agreed upon rate. As of December 31, 2006, we have discontinued our search services.

Product and Content Development Expenses. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly our search engine software, and telecommunications links access charges.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fee expenses, such as legal and accounting fees. As we move forward with our new business model, we anticipate an increase in general operating expenses, specifically, administrative salaries and dues and subscriptions and we anticipate a decrease in certain expenses, specifically, professional fees related to costs associated with business advisory services and financial consulting services.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses have consisted primarily of depreciation related to our property and equipment and the amortization pertaining to jet rights acquired in 2006.

Other Income (Expense). Other income (expense) consists primarily of interest earned, net of interest expense, and earned grant income. We have invested our cash in money market funds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Results of Operations

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006

Our results of operations for the three months ended March 31, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $3.2 million for the three months ended March 31, 2007, compared to a net loss of $6.8 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we incurred $266 thousand in expenses related to issuance of stock options and warrants compared to $6.4 million for the three months ended March 31, 2006, which involved certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. In addition, we focused on enhancing our new business model resulting in an increase in professional fees of $1 million, an increase in travel and entertainment of $154 thousand and an increase in dues and subscriptions of $71 thousand. As a result, we increased our product and content development related expenses by approximately $812 thousand, sales and marketing expense increased by $440 thousand, and depreciation and amortization by $71 thousand.

Revenues

We generated $52 thousand of revenue for the three months ended March 31, 2007, a decrease of $113 thousand or 68 % from the $165 thousand of revenue generated for the three months ended March 31, 2006. In order to generate significant revenue under the new business model, we must continue to enhance the development and marketing of our banner advertising inventory. For the three months ended March 31, 2007, our revenue was primarily generated from banner advertising.

Banner Advertising Revenue. Banner advertising revenue for the three months ended March 31, 2007 increased by approximately $28 thousand, or 424%, compared to the prior year. We currently expect banner advertising revenue to increase for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the three months ended March 31, 2007 and 2006, banner advertising revenue accounted for approximately 66 % and 4 % of total revenue, respectively.

Google AdSense. Google AdSense revenue for the three months ended March 31, 2007 decreased by approximately $12 thousand, or 41%, as compared to the prior year as a result of the change from the old business model. We currently expect Google AdSense revenue to increase for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the three months ended March 31, 2007 and 2006, Google AdSense revenue accounted for approximately 33 % and 18 % of total revenue, respectively.

Performance Based Revenue. Performance based revenue for the three months ended March 31, 2007 decreased by approximately $128 thousand, or 100%, as compared to the prior year. During 2006, we shifted our business model from the less profitable performance based revenue to a more profitable banner advertising revenue model. As of December 31, 2006, we have discontinued our performance based services. During the three months ended March 31, 2007 and 2006, performance based revenue accounted for 0 % and 78 % of total revenue, respectively.

Subscription Sales. Subscription based revenue for the three months ended March 31, 2007 resulted in approximately 1% of total revenues. Subscription based sales were generated through various content channels of the site, including the ringtone store and the television channel.

Operating Costs and Expenses

Search Services. Search services expenses decreased $118 thousand, or 100%, for the three months ended March 31, 2007. This change is attributable to a discontinuation of our expenses related to online distribution agreements and corresponds to the discontinued performance based revenue at the end of 2006.

We do not intend to incur any search services expenses during 2007 as a result of the changes in our new business model.

Sales and Marketing. Sales and marketing expense increased $440 thousand, or 863%, to $491 thousand, from $51 thousand for the three months ended March 31, 2007 and March 31, 2006, respectively. During 2006, as a result of the change in our business model away from performance based revenue to focus more on banner advertising and content ad placements, we had increases in marketing expenses associated with acquiring traffic. These increases are partially offset by a decrease in commission expense related to the decline in revenue.

We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product and Content Development. Product and content development expenses increased $812 thousand, or 446%, to $994 thousand from $182 thousand for the three months ended March 31, 2007 compared to the same period in 2006. This increase is attributable to changes in our technology and development staff. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.

We currently believe that product and content development expenses will increase significantly in 2007 compared to 2006, as we continue to invest in our infrastructure and personnel to provide an enhanced product to our users and advertisers.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation), salaries, dues and subscriptions expense, and professional fees.

General and administrative expenses for the three months ended March 31, 2007 decreased $4.8 million, or 73%, to $1.8 million, from $6.6 million for the same period in 2006. The decrease is primarily attributed to compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer, which occurred during the three months ended March 31, 2006.

The decrease in general and administrative expenses for the three months ended March 31, 2007 compared to the same period in 2006 was partially offset by increases in the following areas:

•

An increase in general and administrative salaries of $104 thousand, or 120%, to $191 thousand, from $87 thousand for the prior year. This increase is driven by our increased staffing during 2006 and the first quarter 2007 as we build and enhance our internal services and administrative and accounting functions.

•	An increase in recruiting fees of $134 thousand, or 100%, to $134 thousand from $0 for the prior year. This increase is driven by the increased hiring during the first quarter 2007.

•

An increase in professional fees expense of approximately $1 million, or 1,049%, to $1.1 million, from $85 thousand for the prior year. This increase is attributable to the increased level of outside professional services we required in order to enhance our compliance and corporate governance, technology infrastructure and other legal and professional matters.

•

An increase in travel and entertainment of $154 thousand, or 3,850%, to $158 thousand from $4 thousand for the prior year and an increase in dues and subscriptions of $71 thousand, or 245%, to $100 thousand from $29 thousand for the prior year. These increases are attributable to our overall growth as we build and enhance our business.

We currently believe that general and administrative expenses, excluding non-recurring stock-based compensation charges, will increase in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued business expansion.

Depreciation and Amortization. Depreciation and amortization expense increased $71 thousand, or 323%, to $93 thousand from $22 thousand for the three months ended March 31, 2007 compared to the same period in 2006. This increase is attributable to the depreciation associated with recent capital purchases and approximately $25 thousand in amortization expense related to corporate jet rights received as part of the agreement with Mexicans & Americans Thinking Together.

We have purchased and expect to continue purchasing the capital equipment we need to sustain and build our infrastructure as our user growth and product requirements expand. As a result, we expect depreciation and amortization expense to increase in 2007 and beyond as we invest in capital equipment related to our enterprise growth.

Other Income (Expense). Other income (expense) primarily consists of interest income offset by interest expense. Other income for the three months ended March 31, 2007 increased $169 thousand, or 2,113%, to $177 thousand from $8 thousand for the three months ended March 31, 2006. The increased income is mainly attributable to the additional interest earned on cash and cash equivalents.

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006:

	2007	2006
Cash and cash equivalents	$12,505,710	$14,093,811

Percentage of total assets	86%	88%

For the three months ended March 31, 2007 and 2006:

	2007	2006
Net cash used in operating activities	$(2,235,500)	$(525,357)
Net cash used in investing activities	$(253,039)	$(11,888)
Net cash provided by financing activities	$890,650	$435,053

We have substantial capital resource requirements and have generated significant losses since our inception. At March 31, 2007, we had $12.5 million in cash and cash equivalents compared to $14.1 million at December 31, 2006.

We invest excess cash predominately in marketable securities that are liquid. We also invest excess cash to support our growing infrastructure needs and to expand our operations.

During the three months ended March 31, 2007, we obtained gross proceeds of $891 thousand from the exercise of stock options and warrants. During the three months ended March 31, 2006, we obtained gross proceeds of $437 thousand from the exercise of stock options and warrants. We believe that our current cash balances, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Cash flow changes

Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition, and other stock-based compensation expense. Net cash used in operations was $2.2 million for the three months ended March 31, 2007 compared to $525 thousand for the same period in 2006. For the three months ended March 31, 2007, net cash used by operations consisted of a net loss of $3.2 million offset by non-cash expenses of $93 thousand in depreciation and amortization plus $266 thousand related to the issuance of stock options and warrants. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts payable of $601 thousand and other assets of $85 thousand offset by decreases in accrued expenses of $162 thousand and other current assets of $188 thousand. Net cash used by operations for the three months ended March 31, 2006 consisted of a net loss of $6.8 million offset by non-cash expenses of $22 thousand in depreciation and amortization plus $5.6 million related to the issuance of warrants for strategic initiatives, including an executive acquisition and $750 thousand related to the issuance of stock options and warrants for compensation. Changes in working capital for the three months ended March 31, 2006 included decreases in accounts receivable of $19 thousand, accrued expenses of $72 thousand, and deferred revenue of $20 thousand.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $253 thousand for the three months ended March 31, 2007, compared to capital expenditures of $12 thousand for the same period in 2006. The increase for the three months ended March 31, 2007 was primarily a result of our purchase of certain hardware to support our expanding operations.

Net cash provided by financing activities is driven by our financing activities related to stock option and warrant exercises. Cash proceeds from the exercise of stock options and warrants were $891 thousand for the three months ended March 31, 2007, compared to $437 thousand, for the same period in 2006.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures. Capital expenditures were $253 thousand for the three months ended March 31, 2007, compared to $12 thousand the same period in 2006. Our capital expenditures in 2007 are expected to increase compared to 2006 levels as we continue to invest in the expansion of our product and services offerings. We anticipate that this increased level of expenditure will continue in the future as business conditions merit.

Contractual Obligations and Commitments

On November 20, 2006, in connection with a financing transaction, the Company entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with an investor and a foundation formed and controlled by the investor (the “Organization”) The CSMSA provides that the Company will develop, operate and host the foundation’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the foundation will reimburse the Company for its costs and expenses in providing these services, not to exceed $500 thousand per annum. The CSMSA further provides that the Company will pay the foundation’s operating costs through October 2016 (including certain special event costs commencing in year four), up to $1.2 million per annum, minus the Company’s costs and expenses for providing the services described above. For the three months ended March 31, 2007, the Company’s obligations under the CSMA did not have an impact on cash and cash equivalents.

Recent Acquisition

On February 7, 2007, the Company purchased certain assets of corazones.com. We acquired all existing registered users, the domains corazones.com and corazonesdemexico.com, the existing operating system including the interface, administrative and billing systems and the related logos and trademarks of the associated properties.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Stock-Based Compensation Expense.

We account for stock-based compensation using the fair value method outlined by SFAS 123R. Accordingly, we recognize stock-based compensation for the estimated fair value of employee stock options on the date of grant and recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized stock-based compensation expense using the intrinsic value method.

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model that uses weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment”, to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 — “Stock Option Plans” and Note 4 — “Restatement of Interim Financial Information” for additional information.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.

Risk Factors

This Quarterly Report on Form 10-QSB includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this Form 10-QSB could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-QSB are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements.

Among the factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	our ongoing operating losses;

•	the possibility of liability for information displayed or accessed via our website and for other commerce related activities;

•	competition in the operation of our website and in the provision of our information retrieval services;

•	the ability to protect our intellectual property rights;

•	the ability to retain our executive officers and senior management;

•	the ability to raise additional capital;

•	changing laws, rules, and regulations;

•	potential liability for breaches of security on the Internet;

•	dependence on third party databases and computer systems;

•	competition from traditional media companies; and

•	new technologies that could block our ability to advertise.

Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. In particular, see the description of risks and uncertainties that is set forth in our Forms 10-KSB and 10-KSB/A for the fiscal year ended December 31, 2006, filed on April 17, 2007, and May 4, 2007, respectively, as well as other similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

You should carefully consider the risks and uncertainties stated above and other information in this Form 10-QSB and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the risks or uncertainties stated above actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 3.	Controls and Procedures

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

Remediation of Certain Weaknesses and Changes in Internal Controls

As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, during the financial reporting process for the fiscal year end December 31, 2006, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances.

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

During the quarter ended March 31, 2007, management augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended March 31, 2007, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Certain of the personnel changes described above occurred during the fourth quarter of 2006. Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contains allegations of breach of contract and unpaid wages and seeks damages under various causes of action in amounts up to $311,400. The Company has reviewed Mr. Behar’s complaint with its counsel and finds the claims to be wholly without merit and intends to vigorously defend itself. Moreover, management believes that the amount of damages claimed by Mr. Behar have been grossly overstated in an attempt to induce the Company to settle the action rather than to proceed to litigation.

In addition, we are party to certain other legal proceedings that arise in the ordinary course and are incidental to our business. Although litigation is inherently uncertain, based on past experience, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, cashflows or results of operations in any future reporting periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 14, 2007, the Company issued a press release announcing certain financial results and updates to the Company’s business for the fiscal quarter ended March 31, 2007. In addition, the press release announced the re-launch of quepasa.com in June, 2007, and the development of a major video initiative.

A copy of the press release is attached hereto as Exhibit 99.1.

Item 6.	Exhibits

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

May 15, 2007	By:	/s/ Robert B. Stearns
	Name:	Robert B. Stearns
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ Charles B. Mathews
	Name:	Charles B. Mathews
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Incorporation, as amended

3.2(2)	Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Press Release dated May 14, 2007

*	filed herewith

**	furnished herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed with the Commission on March 10, 1999.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on September 25, 2006.