Form 10QSB
period 2007-06-30
QUEPASA CORP
filed 2007-08-15
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s Common Stock as of August 13, 2007 was 12,270,761 shares.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,348,490	$14,093,811
Accounts receivable - trade	64,570	74,355
Other current assets	241,102	332,478

Total current assets	9,654,162	14,500,644

Property and equipment - net	1,015,795	546,481
Jet rights - net	936,086	986,457
Other assets	140,796	55,102

Total assets	$11,746,839	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,234,847	$711,486
Accrued expenses	100,372	92,070
Unearned grant income	81,042	94,980

Total current liabilities	1,416,261	898,536

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,270,761 shares issued and outstanding at June 30, 2007 and 11,705,861 shares issued and outstanding at December 31, 2006	12,271	11,706
Additional paid-in capital	143,053,292	141,114,562
Accumulated deficit	(132,736,518)	(125,937,617)
Accumulated other comprehensive income	1,533	1,497

Total stockholders’ equity	10,330,578	15,190,148

Total liabilities and stockholders’ equity	$11,746,839	$16,088,684

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Six Months Ended		For the Three Months Ended
	June 30, 2007	June 30, 2006 As Restated	June 30, 2007	June 30, 2006 As Restated
	(Unaudited)		(Unaudited)
REVENUES	$125,742	$248,472	$73,260	$83,907

OPERATING COSTS AND EXPENSES:
Search services	—	165,330	—	47,178
Sales and marketing	805,553	139,664	314,772	88,994
Product and content development	2,332,875	413,008	1,339,238	231,031
General and administrative	3,899,464	7,395,613	2,091,165	762,274
Depreciation and amortization	196,261	41,769	103,658	20,220

TOTAL OPERATING COSTS AND EXPENSES	7,234,153	8,155,384	3,848,833	1,149,697

LOSS FROM OPERATIONS	(7,108,411)	(7,906,912)	(3,775,573)	(1,065,790)

OTHER INCOME (EXPENSE):
Interest income	291,824	16,269	127,438	8,024
Interest expense	—	(824)	—	(359)
Gain on sale of property and equipment	3,449	—	3,449	—
Other income	14,237	—	1,529	—

TOTAL OTHER INCOME (EXPENSE)	309,510	15,445	132,416	7,665

LOSS BEFORE INCOME TAXES	(6,798,901)	(7,891,467)	(3,643,157)	(1,058,125)
Income taxes	—	—	—	—

NET LOSS	$(6,798,901)	$(7,891,467)	$(3,643,157)	$(1,058,125)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.56)	$(0.98)	$(0.30)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,189,975	8,021,436	12,238,879	8,155,451

NET LOSS	$(6,798,901)	$(7,891,467)	$(3,643,157)	$(1,058,125)
Foreign currency translation adjustment	36	(18,261)	(8,527)	(12,559)

COMPREHENSIVE LOSS	$(6,798,865)	$(7,909,728)	$(3,651,684)	$(1,070,684)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance—December 31, 2006	—	$—	11,705,861	$11,706	$141,114,562	$(125,937,617)	$1,497	$15,190,148
Issuance of stock options for compensation	—	—	—	—	834,657	—	—	834,657
Issuance of common stock to directors for compensation	—	—	32,500	33	191,455	—	—	191,488
Exercise of stock options	—	—	526,000	526	883,824	—	—	884,350
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Foreign currency translation adjustment	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	(6,798,901)	—	(6,798,901)

Balance—June 30, 2007 (Unaudited)	—	$—	12,270,761	$12,271	$143,053,292	$(132,736,518)	$1,533	$10,330,578

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2007	June 30, 2006 As Restated
	(Unaudited)
Operating activities:
Net loss	$(6,798,901)	$(7,891,467)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,261	41,769
Issuance of warrants for strategic initiatives	—	5,608,093
Issuance of stock options and warrants for compensation	834,657	1,079,967
Issuance of common stock to directors for compensation	191,488	—
Grant income	(14,146)	—
Gain on sale of property and equipment	(3,449)	—
Changes in operating assets and liabilities:
Accounts receivable - trade	9,785	35,807
Other current assets	96,139	(9,493)
Other assets	(90,376)	(20,850)
Accounts payable	686,682	106,362
Accrued expenses	(154,953)	(61,068)
Deferred revenue	—	(29,412)

Net cash used in operating activities	(5,046,813)	(1,140,292)

Investing activities:
Proceeds from sale of property and equipment	3,449	—
Purchase of property and equipment	(613,789)	(72,357)

Net cash used in investing activities	(610,340)	(72,357)

Financing activities:
Payments on long-term debt	—	(3,263)
Proceeds from exercise of stock options and warrants	913,150	1,066,000

Net cash provided by financing activities	913,150	1,062,737
Effect of foreign currency exchange rate on cash	(1,318)	(18,261)

Net decrease in cash and cash equivalents	(4,745,321)	(168,173)
Cash and cash equivalents at beginning of period	14,093,811	1,441,889

Cash and cash equivalents at end of period	$9,348,490	$1,273,716

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$824

Cash paid for income taxes	$—	$—

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-KSB, as amended.

Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	June 30,
	2007	2006
Stock options	1,498,200	2,718,875
Warrants	4,432,500	4,194,240

Total	5,930,700	6,913,115

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

Note 2—Commitments and Contingencies

Operating Leases

The Company leases its facilities under three non-cancelable operating leases which expire in 2007 and 2009. Future minimum lease payments under these leases as of June 30, 2007 are approximately as follows:

2007	$196,000
2008	334,000
2009	135,000

Total	$665,000

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

Note 3—Stock Option Plans

A summary of employee stock option activity under the 1998 Stock Option Plan during the six months ended June 30, 2007 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006 (1)	2,248,075	$2.42
Granted	—	—
Exercised	(526,000)	1.66
Forfeited or expired	(656,875)	1.91

Outstanding at June 30, 2007 (1)	1,065,200	$3.06

Exercisable at June 30, 2007 (2)	757,200	$2.57

(1)	Excludes stock options to purchase 110,000 shares of common stock at a weighted average exercise price of $1.93 per share being held by consultants.
(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.

On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). All stock options previously granted under the 2006 Plan that were subject to stockholder approval are now outstanding. Pursuant to the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. As of June 30, 2007, there are 4,356,875 shares of common stock reserved for issuance under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards. In June 2007, the Company granted 32,500 unrestricted shares of common stock to its directors pursuant to the 2006 Plan.

A summary of employee stock option activity under the 2006 Stock Incentive Plan during the six months ended June 30, 2007 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	—	$—
Granted	323,000	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	323,000	$10.00

Exercisable at June 30, 2007	75,000	$10.00

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

The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,
	2007	2006
Risk-free interest rate:	5.0%	4.9%
Expected term:	6 Years	6 years
Expected dividend yield:	0%	0%
Expected volatility:	153%	98%

The Company recognized compensation expense for the issuance of options and warrants of $569,134 and $330,402 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized compensation expense of $834,657 and $549,635, respectively.

As of June 30, 2007, there was $2,281,980 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.47 years.

Note 4—Restatement of Interim Financial Information

        In the fourth quarter of 2006, the Company identified accounting errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the three and six months ended June 30, 2006. The Company revisited the assumptions applied in its valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three and six months ended June 30, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $174,899, which resulted in an increase in net loss of $174,899 or ($0.02) per share for the three months ended June 30, 2006 and a charge of $4,843,467, which resulted in an increase in net loss of $4,843,467 or ($0.60) per share for the six months ended June 30, 2006. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three and six months ended June 30, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for the six months ended June 30, 2006.

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

The following table summarizes the effects of the restatement and reclassifications on the Company’s operating costs and expenses for the three and six months ended June 30, 2006:

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

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of June 30, 2006:

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

Forward-Looking Information

You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included in Item 1 of this Form 10-QSB. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection below titled “Risk Factors.”

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

As a result of the implementation of our new business model we intend to provide an increasing array of products and services such as videos, music, ringtones, chat, email and online dating to our website visitors that are designed to promote social interaction and information sharing. These products and services are designed to attract and adhere traffic to our website. During 2007, as a result of increased traffic on our website, we determined that our technology infrastructure required substantial upgrades in order to meet the increased demand and to continue to scale our performance for our users. Our intention during 2007 is to introduce a more robust website with a variety of products and services that grow and produce positive cash flows. We expect these products and services to drive visitors to our website. As traffic grows, we expect an increasing number of major consumer product firms, healthcare providers, financial institutions, and other enterprises seeking a nexus with the emerging Hispanic market. We intend to actively pursue such advertising by mounting a sales program targeting large advertising agencies and their clients.

During 2006 and through the second quarter of 2007, we had significant performance growth on our website. The areas of growth we experienced on the site included page views, registered members, and unique visitors. Total page views for the second quarter of 2007 were 91 million, compared to 37 million for the same period in 2006, a 146% increase. Total new members for the second quarter of 2007 were 33 thousand, compared to 25 thousand for the same period in 2006, a 32% increase. Daily unique visitors for the second quarter 2007 totaled 3.7 million, compared to 1.8 million for the same period in 2006, a 106% increase.

We have restated our interim financial information for the three and six months ended June 30, 2006. We revisited the assumptions applied in our valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three and six months ended June 30, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $174,899, which resulted in an increase in net loss of $174,899 or ($0.02) per share for the three months ended June 30, 2006 and a charge of $4,843,467, which resulted in an increased in net loss of $4,843,467 or (20.60) per share for the six months ended June 30, 2006. In addition, we determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three months ended June 30, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on our cash flows from operating, investing, or financing activities for the six months ended June 30, 2006. See Note 4 - Restatement of Interim Financial Information.

Revenue sources

During the six months ended June 30, 2007, our revenue was generated from three principal sources: revenue earned from the sale of banner advertising on our website, the Google AdSense program, and subscription sales. During the same period for the six months ended June 30, 2006, our revenue also included revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies.

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

Subscription Sales . As part of the new business model, subscription sales result from the purchase of mobile content and Internet television programming. Subscription based sales are generated through various content channels of the site, including the ringtone store and the television channel. We recognize revenue from subscription sales as products and services are delivered.

Performance-based Revenue . Performance-based revenue, or paid search results, is generated when an Internet user searches for a keyword and clicks on an advertiser’s listing on our website. Performance-based revenue is recognized in the period in which the “click-throughs” occur. “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result. Performance-based revenue is recognized when there is evidence that the qualifying transactions have occurred at a set price. As of December 31, 2006, the performance based revenue model was discontinued as a result of implementing the new business model.

The majority of our revenues correlate to the number and activity level of users on our website. During 2006 and into the second quarter of 2007, we redesigned and enhanced our website to provide a more relevant and user friendly experience. We believe that enhancing the user experience leads to a more valuable experience to both our users and advertisers and provides additional opportunities to introduce users to our products and services. By providing a more robust community experience, while providing continued new products and services we seek to become an essential part of our users’ online experience. We believe this deeper engagement of new and existing users and our website design, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2007.

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

Product and Content Development Expenses. Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure upgrade.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

General and Administrative Expenses. General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fees, such as legal and accounting fees. As we move forward with our new business model, we anticipate an increase in general operating expenses, specifically, administrative salaries and dues and subscriptions and we anticipate a decrease in certain expenses, specifically, professional fees related to costs associated with business advisory services and financial consulting services.

Depreciation and Amortization Expenses. Our depreciation and amortization expenses have consisted primarily of depreciation related to our property and equipment and the amortization pertaining to jet rights acquired in 2006.

Other Income (Expense). Other income (expense) consists primarily of interest earned and earned grant income. We have invested our cash in money market funds and interest bearing checking and saving accounts, which are subject to minimal credit and market risk. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Results of Operations

Comparison of the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006

        Our results of operations for the three and six months ended June 30, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. For the three and six months ended June 30, 2007, we reported net losses of $3.6 million and $6.8 million, respectively, compared to net losses of $1.1 million and $7.9 million for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, we incurred $569 thousand and $835 thousand, respectively, in expenses related to issuance of stock options and warrants compared to $330 thousand and $6.7 million for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2006, $5.6 million represented costs associated with certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. In addition, we focused on evaluating and enhancing our business infrastructure resulting in an increase in professional fees of $729 thousand and $1.8 million, an increase in travel and entertainment of $128 thousand and $271 thousand and an increase in dues and subscriptions of $53 thousand and $124 thousand for the three and six months ended June 30, 2007, respectively, over the same periods in 2006. As a result, we increased our product and content development related expenses by approximately $1.1 million and $1.9 million, sales and marketing expense increased by $226 thousand and $666 thousand, and depreciation and amortization by $83 thousand and $154 thousand, for the three and six months ended June 30, 2007, respectively, over the same periods in 2006.

Revenues

We generated $73 thousand of revenue for the three months ended June 30, 2007, a decrease of $11 thousand, or 13%, from the $84 thousand of revenue generated for the three months ended June 30, 2006. For the six months ended June 30, 2007 we generated $126 thousand of revenue, a decrease of $122 thousand or 49% from $248 thousand for the six months ended June 30, 2006. These changes are attributable to a decrease in performance-based revenue partially offset by increases in banner advertising and Google AdSense revenue. In order to generate significant revenue under the new business model, we must continue to enhance the development and marketing of our banner advertising inventory. For the six months ended June 30, 2007, our revenue was primarily generated from banner advertising.

Banner Advertising Revenue. Banner advertising revenue for the three months ended June 30, 2007 increased by approximately $55 thousand, or 1,833%, compared to the prior year. For the six months ended June 30, 2007 banner advertising revenue increased by approximately $82 thousand, or twelve fold, from $10 thousand in the prior year. We currently expect banner advertising revenue to increase for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the three and six months ended June 30, 2007, banner advertising revenue accounted for approximately 79% and 73% of total revenue, respectively, compared to 4% and 4% in 2006.

Google AdSense. Google AdSense revenue for the three months ended June 30, 2007 increased by approximately $2 thousand, or 15%, as compared to the prior year as a result of the increase in user traffic. For the six months ended June 30, 2007, Google AdSense revenue decreased by approximately $10 thousand, or 23%, as compared to the prior year as a result of the change from the old business model. We currently expect Google AdSense revenue to increase for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the three and six months ended June 30, 2007, Google AdSense revenue accounted for approximately 21% and 26% of total revenue, respectively, compared to 16% and 17% in 2006.

Performance-based Revenue. Performance-based revenue for the three months ended June 30, 2007 decreased by approximately $67 thousand, or 100%, as compared to the prior year. For the six months ended June 30, 2007 performance based revenue decreased by approximately $196 thousand, or 100%, as a result of the change from the old business model. During 2006, we shifted our business model from the less profitable performance based revenue to a banner advertising revenue model. As of December 31, 2006, we have discontinued our performance based services.

Subscription Sales. Subscription based revenue for the three and six months ended June 30, 2007 resulted in approximately 0% of total revenues. Subscription based sales were generated through various content channels of the site, including the ringtone store and the television channel.

Operating Costs and Expenses

Search Services. Search services expenses decreased $47 thousand and $165 thousand, or 100%, for the three and six months ended June 30, 2007. This change is attributable to a discontinuation of our expenses related to online distribution agreements and corresponds to the discontinued performance based revenue at the end of 2006.

We do not intend to incur any search services expenses during 2007 as a result of the changes in our new business model.

Sales and Marketing. Sales and marketing expense increased $226 thousand, or 254%, to $315 thousand, from $89 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, sales and marketing expense increased $666 thousand, or 476%, to $806 thousand from $140 thousand for the six months ended June 30, 2006. During 2007, as a result of expanding our sales and marketing efforts to acquire more advertisers and traffic, our expense increased compared to 2006. In 2007 we maintained sales offices in New York City and Miami and hired sales and marketing personnel to bolster our sales initiatives. These increases are partially offset by a decrease in commission expense related to the decline in revenue.

We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product and Content Development. Product and content development expenses increased $1.1 million, or 480%, to $1.3 million from $231 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, product and content development expenses increased $1.9 million, or 465%, to $2.3 million from $413 thousand for the same period in 2006. As a result of our efforts to evaluate and upgrade our technology infrastructure, we had significant increases in our product and content development expense. During the six months ended June 30, 2007, these higher expense costs consisted mainly of increases in technology consulting of $829 thousand, increases associated with technology personnel of $576 thousand, and increases in our Mexico operations of $256 thousand. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.

We currently believe that product and content development expenses will increase significantly in 2007 compared to 2006, as we continue to invest in our infrastructure and personnel to provide an enhanced product to our users and advertisers.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation), salaries, travel and entertainment, dues and subscriptions expense, and professional fees.

General and administrative expenses increased $1.3 million, or 174%, to $2.1 million, from $762 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, general and administrative expenses decreased $3.5 million, or 47%, to $3.9 million from $7.4 million for the same period in 2006. The decrease is primarily attributed to the decrease in compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer, which occurred during the three months ended March 31, 2006. This decrease is partially offset by increases professional fees, recruiting fees and salaries associated with building and enhancing our business.

The decrease in general and administrative expenses for the six months ended June 30, 2007 was offset by the increases in the following areas for the three months ended June 30, 2007 compared to the same period in 2006:

•

An increase in general and administrative salaries of $94 thousand, or 78%, to $214 thousand, from $120 thousand for the prior year. This increase is driven by our increased staffing during 2006 and the second quarter 2007 as we build and enhance our internal services and administrative and accounting functions.

•

An increase in recruiting fees of $268 thousand, to $282 thousand from $14 thousand for the prior year and an increase in stock compensation expense of $178 thousand, or 61%, to $470 thousand from $292 thousand or the prior year. These increases are driven by the increased hiring during the second quarter 2007.

•

An increase in professional fees expense of approximately $325 thousand, or 239%, to $464 thousand, from $136 thousand for the prior year. This increase is primarily attributable an increase in technology consulting of $369 thousand, an increase in accounting fees of $209 thousand and an increase in legal fees of $139 thousand compared the prior year. These increases were required in order to enhance and our technology infrastructure and improve our accounting and legal compliance and corporate governance.

•

An increase in travel and entertainment of $117 thousand, or 325%, to $153 thousand from $36 thousand for the prior year, an increase in dues and subscriptions of $53 thousand, or 126%, to $95 thousand from $42 thousand for the prior year and an increase in printing, postage and reproduction of $101 thousand, to $102 thousand from $1 thousand for the prior year. These increases are mainly attributable to our overall growth as we build and enhance our business.

We currently believe that general and administrative expenses, excluding non-recurring stock-based compensation charges, will increase in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued business expansion.

Depreciation and Amortization. Depreciation and amortization expense increased $84 thousand, or 420%, to $104 thousand from $20 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, depreciation and amortization expense increased $154 thousand, or 367%, to $196 thousand from $42 thousand for the same period in 2006. This increase is attributable to the depreciation associated with recent capital purchases and approximately $50 thousand in amortization expense, for the six months ended June 30, 2007, related to corporate jet rights received as part of the agreement with Mexicans & Americans Thinking Together.

We have purchased and expect to continue purchasing the capital equipment we need to sustain and build our infrastructure as our user growth and product requirements expand. As a result, we expect depreciation and amortization expense to increase in 2007 and beyond as we invest in capital equipment related to our enterprise growth.

Other Income (Expense). Other income (expense) primarily consists of interest income offset by interest expense. Other income for the three months ended June 30, 2007 increased $124 thousand, to $132 thousand from $8 thousand for the three months ended June 30, 2006. For the six months ended June 30, 2007, other income increased $295 thousand to $310 thousand from $15 thousand for the same period in 2006. The increased income is mainly attributable to the additional interest earned on cash and cash equivalents.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006:

	2007	2006
Cash and cash equivalents	$9,348,490	$14,093,811

Percentage of total assets	80%	88%

For the six months ended June 30, 2007 and 2006:

	2007	2006
Net cash used in operating activities	$(5,046,813)	$(1,140,292)
Net cash used in investing activities	$(610,340)	$(72,357)
Net cash provided by financing activities	$913,150	$1,062,737

We have substantial capital resource requirements and have generated significant losses since our inception. At June 30, 2007, we had $9.3 million in cash and cash equivalents compared to $14.1 million at December 31, 2006.

We invest excess cash predominately in marketable securities that are liquid. We also invest excess cash to support our growing infrastructure needs and to expand our operations.

During the six months ended June 30, 2007, we obtained gross proceeds of $835 thousand from the exercise of stock options. During the six months ended June 30, 2006, we obtained gross proceeds of $1.1 million from the exercise of stock options and warrants. We intend to operate through a combination of cost savings and increased revenue and believe that our current cash balances, cash generated from our operations, strategic acquisitions, and our financing activities are sufficient to finance our level of operations through the next twelve months.

Cash flow changes

Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition, and other stock-based compensation expense. Net cash used in operations was $5.0 million for the six months ended June 30, 2007 compared to $1.1 million for the same period in 2006. For the six months ended June 30, 2007, net cash used by operations consisted primarily of a net loss of $6.8 million offset by non-cash expenses of $196 thousand in depreciation and amortization plus $1.0 million related to the issuance of stock options and common stock to directors. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts payable of $687 thousand and other assets of $90 thousand offset by decreases in trade accounts receivable of $10 thousand, other current assets of $96 thousand and accrued expenses of $155 thousand. Net cash used by operations for the six months ended June 30, 2006 consisted of a net loss of $7.9 million offset by non-cash expenses of $42 thousand in depreciation and amortization plus $5.6 million related to the issuance of warrants for strategic initiatives, including an executive acquisition and $1.1 million related to the issuance of stock options and warrants for compensation. Changes in working capital for the six months ended June 30, 2006 included decreases in accounts receivable of $36 thousand, accrued expenses of $61 thousand, other assets of $21 thousand and deferred revenue of $29 thousand offset by increases in accounts payable of $106 thousand and other current assets of $9 thousand.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $614 thousand for the six months ended June 30, 2007, compared to capital expenditures of $72 thousand for the same period in 2006. The increase for the six months ended June 30, 2007 was primarily a result of our purchase of certain hardware to support our expanding operations.

Net cash provided by financing activities is driven by our financing activities related to stock option and warrant exercises. Cash proceeds from the exercise of stock options and warrants were $913 thousand for the six months ended June 30, 2007, compared to $1 million, for the same period in 2006.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures. Capital expenditures were $614 thousand for the six months ended June 30, 2007, compared to $72 thousand for the same period in 2006. Our capital expenditures in 2007 are expected to increase compared to 2006 levels as we continue to invest in the expansion of our product and services offerings. We anticipate that this increased level of expenditure will continue in the future as business conditions merit.

Contractual Obligations and Commitments

On November 20, 2006, in connection with a financing transaction, the Company entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with an investor and a foundation formed and controlled by the investor (the “Organization”) The CSMSA provides that the Company will develop, operate and host the Organization website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500 thousand per annum. The CSMSA further provides that the Company will pay the Organization operating costs through October 2016 (including certain special event costs commencing in year four), up to $1.2 million per annum, minus the Company’s costs and expenses for providing the services described above. Through the six months ended June 30, 2007, the net cash outflows related to the CSMSA were $125 thousand.

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

Critical Accounting Policies, Judgments and Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of the judgments can be subjective and complex, and actual results could differ from those estimates.

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

Stock-Based Compensation Expense.

We account for stock-based compensation using the fair value method outlined by SFAS 123R. Accordingly, we recognize stock-based compensation for the estimated fair value of employee stock options on the date of grant and recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, recognized stock-based compensation expense using the intrinsic value method.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on our financial position, cash flows, or results of operations.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.

Forward-looking Statements

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

Through the period ended June 30, 2007, management augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended June 30, 2007, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Certain of the personnel changes described above occurred during the fourth quarter of 2006. Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

QUEPASA CORPORATION AND SUBSIDIARIE S

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

Proposal 1 – Amend the Articles of Incorporation to Provide for the Classification of Directors

At our Annual Meeting of Stockholders held on June 27, 2007, a proposal requesting that the Articles of Incorporation of the Company be amended to classify the Board of Directors, which would result in the election of two (2) Class I directors to serve until the 2008 Annual Meeting of Stockholders, two (2) Class II directors to serve until the 2009 Annual Meeting of Stockholders, and two (2) Class III directors to serve until the 2010 Annual Meeting of Stockholders, was submitted to the stockholders, and the voting was as follows:

Proposal to amend Articles of Incorporation to allow for a classified Board of Directors	Votes For	Votes Against	Abstentions and Broker Non-Votes
	2,355,548	289,189	1,359

Proposal 2 – Election of Directors

At the same meeting, the following persons were elected as directors:

Directors	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Class I (Term to expire at 2008 Annual Meeting) Lionel Sosa	8,442,135	43,698	N/A

Dr. Jill Syverson-Stork	8,448,030	37,803	N/A

Class II (Term to expire at 2009 Annual Meeting) Malcolm Jozoff	8,441,965	43,868	N/A

Michael D. Matte	8,448,364	37,469	N/A

Class III (Term to expire at 2010 Annual Meeting) Robert B. Stearns	8,446,285	39,548	N/A

Alonso Ancira	8,448,345	37,488	N/A

Proposal 3 – Approval of 2006 Stock Incentive Plan

At the same meeting, a proposal for the approval of the Company’s 2006 Stock Incentive Plan was submitted to the stockholders, and the voting was as follows:

Proposal for the approval of the 2006 Stock Incentive Plan	Votes For	Votes Against	Abstentions and Broker Non-Votes
	2,278,893	360,401	6,802

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARIE S

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

August 15, 2007	By:	/s/ Robert B. Stearns
	Name:	Robert B. Stearns
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

August 15, 2007	By:	/s/ Charles B. Mathews
	Name:	Charles B. Mathews
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Restated Articles of Incorporation

3.2(1)	Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith
**	furnished herewith
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on July 3, 2007.