Form 10KSB/A
period 2006-12-31
QUEPASA CORP
filed 2007-10-30
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Quepasa Corporation

FORM 10-KSB/A

For the fiscal year ended December 31, 2006

Explanatory Note — Restatement of Financial Information; Going Concern Qualification

On October 22, 2007 Quepasa Corporation (the “Company”) announced that the Company’s management had determined that a restatement of the consolidated financial statements for the fiscal year ended December 31, 2006 and for the interim periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 were required. This Amendment No. 2 (“Amendment No. 2”) on Form 10-KSB/A includes the restatement of the consolidated financial information in the Selected Financial Data for the year ended December 31, 2006, the unaudited selected quarterly financial information for quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB on April 17, 2007 and Form 10-KSB/A on May 4, 2007. As soon as practicable, the Company will file amended Form 10-QSBs for the interim periods ended March 31, 2007 and June 30, 2007 with the SEC. The Company’s Form 10-QSB for the interim period ended September 30, 2007 will reflect the restatement for the interim period ended September 30, 2006.

This restatement relates to errors associated with the Company’s valuation of certain warrants and stock option awards granted in 2006. Upon review of the assumptions applied in the Black-Scholes option pricing models used to value these warrant and stock option awards, the Company identified errors in the assumptions for the expected volatility rates and expected terms. This restatement had no effect on the Company’s cash flows from operating, investing, or financing activities for 2006.

The following table sets forth the effects of the restatement on net loss for the applicable periods (dollars in thousands, except per share amounts):

	(Unaudited) 2006 Quarters			(Audited) FY 2006
	1st	2nd	3rd
Net loss, as previously reported	$(6,833)	$(1,058)	$(1,325)	$(11,449)
Total adjustments	(1,970)	(119)	(57)	(2,157)

Net loss, as restated	$(8,803)	$(1,177)	$(1,382)	$(13,606)

The following table sets forth the effects of the restatement on net loss per share, basic and diluted:

	(Unaudited) 2006 Quarters			(Audited)FY 2006
	1st	2nd	3rd
Net loss per share, as previously reported	$(0.87)	$(0.13)	$(0.14)	$(1.26)
Total adjustments	(0.25)	(0.01)	(0.01)	(0.24)

Net loss per share, as restated	$(1.12)	$(0.14)	$(0.15)	$(1.50)

The following items are amended as a result of this Amendment No. 2:

•	Part I – Item 1. Description of Business

•	Part II – Item 6. Management’s Discussion and Analysis or Plan of Operation

•	Part II – Item 7. Financial Statements

•	Part II – Item 8A. Controls and Procedures

•	Part III – Item 10. Executive Compensation

•	Part III – Item 13. Exhibits

The Company has attached to this Amendment No. 2 updated certifications executed as of the date of this Form 10-KSB/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached as Exhibits 31.5, 31.6, 32.3 and 32.4, respectively, to this Form 10-KSB/A.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-KSB filed on April 17, 2007 or Amendment No. 1 on Form 10-KSB/A filed on May 4, 2007, except as required to reflect the effects of the restatement. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of our original Form 10-KSB or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB and Amendment No. 1 on Form 10-KSB/A. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to filing the Form 10-KSB including any amendments to those filings.

Please refer to Note 8, “Restatement of Previously Issued Financial Statements,” of the notes to the consolidated financial statements for a detailed discussion of the effects of the restatement.

As described in Note 9b, “Subsequent Events—Going Concern Consideration,” of the notes to the consolidated financial statements, based on the Company’s cash balances of approximately $5.4 million as of October 23, 2007 and recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. However, we are actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.

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

Risk Factors

This Annual Report on Form 10-KSB, as restated, includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-KSB, as restated, could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-KSB are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in forward-looking statements.

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

For the years ended December 31, 2006 and 2005, we had revenue of $395 thousand and $765 thousand, respectively, and incurred net losses of $13.6 million and $3.0 million, respectively. We are not currently generating sufficient revenue to reach profitability nor can there be any assurance that we will generate sufficient revenue in the future. We cannot assure that we will be profitable in the future and continued losses could cause us to limit our operations in order to preserve working capital.

As of the time of the filing of this Form 10-KSB/A, we had cash balances of approximately $5.4 million as of October 23, 2007. Based on our reduced cash balances and our recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time after such date. The Company is actively pursuing financial commitments from certain investors to provide additional funding to support the business. However, we cannot ensure that a transaction will occur. In addition, the Company is exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.

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

PART II

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-KSB, as restated. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” located in Part I, Item 1, of this Form 10-KSB, as restated.

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

Results of Operations

2006 Compared to 2005

Our results of operations for the years ended December 31, 2006 and 2005 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $13.6 million for the year ended December 31, 2006, compared to a net loss of $3.0 million for the year ended December 31, 2005. During the year ended December 31, 2006, we incurred $9.5 million in expenses related to issuance of stock options and warrants. In addition, we focused on enhancing our new business model. As a result, we increased our product development related expenses by approximately $660 thousand.

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

Banner Advertising Revenue. Banner advertising revenue for the year ended December 31, 2006 increased by approximately $4 thousand, or 5 percent, compared to the prior year. We currently expect banner advertising revenue to increase in absolute dollars for 2007 compared to 2006 as we increase our user base and activity levels on our website. For the years ended December 31, 2006 and 2005, banner advertising revenue accounted for approximately 22 percent and 11 percent of total revenue, respectively.

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

Sales and Marketing. Sales and marketing expense increased $126 thousand, or 29 percent, to $561 thousand, from $435 thousand for the prior year. During 2006, as a result of the change in our business model away from performance based revenue to focus more on banner advertising and content ad placements, we had increases in marketing expenses associated with acquiring traffic. These increases are partially offset by a decrease in commission expense related to the decline in revenue. In addition, for the majority of 2006, we had a significantly reduced sales and marketing department as we transitioned to the new business model.

We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product and Content Development. Product and content development expenses increased $685 thousand, or 122 percent, to $1.2 million from $561 thousand for the prior year. This increase is attributable to changes in our technology and development staff. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.

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

General and administrative expenses for the year ended December 31, 2006 increased $9.9 million, or 471 percent, to $12.0 million, from $2.1 million for the prior year.

The increases in general and administrative expenses for 2006 compared to the prior year are principally attributable to the following areas:

•

An increase in stock-based compensation of $9.0 million, to $9.3 million from $247 thousand for the prior year. This increase is made up of $7.4 million related to warrants issued for strategic initiatives including acquiring the services of the Company’s Chief Executive Officer and $1.6 million related to employee and non-employee stock options.

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

During 2006, we obtained gross proceeds of $17 million from equity financing agreements and the exercise of common stock options and warrants. During 2005, we obtained gross proceeds of $1.1 million from the exercise of common stock options and warrants. We believe that our cash balances as of December 31, 2006, cash generated from our operations, and our financing activities are sufficient to finance our level of operations through December 31, 2007.

Based on our cash balances of approximately $5.4 million as of October 23, 2007 and our recurring negative operating cash flows, there is substantial doubt about our ability to continue as a going concern for the next twelve months. However, we are actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.

The accompanying consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Cash flow changes

Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition and other stock-based compensation expense. Net cash used in operations was $4.0 million in 2006 compared to $2.7 million in 2005. In 2006, net cash used by operations consisted of a net loss of $13.6 million offset by non-cash expenses of $129 thousand in depreciation and amortization, $7.4 million related to the issuance of common stock warrants for strategic initiatives, including an executive acquisition and $2.1 million related to the issuance of common stock options and warrants for compensation. Net cash used by operations in 2005 consisted of a net loss of $3.0 million offset by non-cash expenses of $106 thousand in depreciation and amortization plus $397 thousand related to the issuance of stock and stock options for professional services, and $115 thousand related to the issuance of stock required in an offering.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiaries as of December 31, 2006, (as restated) and the consolidated results of its operations and cash flows for the year then ended (as restated) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

As discussed in Note 8b to the consolidated financial statements, certain errors resulting in understatement of previously recognized stock-based compensation expense during 2006, were discovered by management of the Company during October 2007. Accordingly, the 2006 consolidated financial statements have been restated to correct the errors.

As discussed in Note 9b to the consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern as of October 29, 2007

/s/ Perelson Weiner LLP

New York, New York

April 17, 2007, except for Notes 8b and 9b as to which the date is October 29, 2007

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

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 22, 2006

Denver, Colorado

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

As Restated (1) December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,093,811
Accounts receivable - trade	74,355
Other current assets	332,478

Total current assets	14,500,644
Property and equipment - net	546,481
Jet rights - net	986,457
Other assets	55,102

Total assets	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,486
Accrued expenses	92,070
Unearned grant income	94,980

Total current liabilities	898,536

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; issued and outstanding - none	—
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued and outstanding - 11,705,861 shares	11,706
Additional paid-in capital	143,271,109
Accumulated deficit	(128,094,164)
Accumulated other comprehensive income (loss)	1,497

Total stockholders’ equity	15,190,148

Total liabilities and stockholders’ equity	$16,088,684

(1)	See Note 8 – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2006 As Restated (1)	2005
REVENUES	$395,432	$765,492

OPERATING COSTS AND EXPENSES:
Search services	210,832	526,336
Sales and marketing	561,486	435,090
Product and content development	1,246,156	561,378
General and administrative	12,049,010	2,100,838
Depreciation and amortization	129,043	106,269

	14,196,527	3,729,911

LOSS FROM OPERATIONS	(13,801,095)	(2,964,419)

OTHER INCOME (EXPENSE):
Interest income	195,125	7,921
Interest expense	(1,871)	(2,387)
Loss on disposal of property and equipment	(6,926)	—
Other income	8,736	—

TOTAL OTHER INCOME (EXPENSE)	195,064	5,534

LOSS BEFORE INCOME TAXES	(13,606,031)	(2,958,885)
Income taxes	—	—

NET LOSS	(13,606,031)	(2,958,885)
Preferred stock dividends	—	(13,383)

Net loss attributable to common stockholders	$(13,606,031)	$(2,972,268)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.50)	$(0.41)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	9,063,947	7,266,511

NET LOSS	$(13,606,031)	$(2,958,885)
Foreign currency translation adjustment	7,208	4,306

TOTAL COMPREHENSIVE LOSS	$(13,598,823)	$(2,954,579)

(1)	See Note 8 – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006 as restated and 2005

	Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2004	—	$—	3,337	$217,855	6,851,395	$6,852	$113,856,594	$(111,515,865)	$(10,017)	$2,555,419
Issuance of stock options for professional services	—	—	—	—	—	—	247,447	—	—	247,447
Issuance of common stock for cash, net of offering costs of $65,000	—	—	—	—	293,333	293	634,706	—	—	634,999
Issuance of common stock for preferred stock dividends	—	—	—	—	50,919	51	62,579	(13,383)	—	49,247
Issuance of additional common stock for extension of offering	—	—	—	—	50,780	51	114,712	—	—	114,763
Issuance of common stock for professional services	—	—	—	—	25,000	25	51,225	—	—	51,250
Issuance of common stock related to settlement of lawsuit	—	—	—	—	39,295	39	98,199	—	—	98,238
Conversion of preferred stock to common stock	—	—	(3,337)	(217,855)	271,299	271	217,584	—	—	—
Exercise of stock options	—	—	—	—	15,000	15	20,985	—	—	21,000
Exercise of warrants	—	—	—	—	235,000	235	469,765	—	—	470,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,306	4,306

	Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	(2,958,885)	—	(2,958,885)

Balance—December 31, 2005	—	—	—	—	7,832,021	7,832	115,773,796	(114,488,133)	(5,711)	1,287,784
Issuance of stock options for compensation	—	—	—	—	—	—	1,381,625	—	—	1,381,625
Issuance of warrants for compensation	—	—	—	—	—	—	667,581	—	—	667,581
Issuance of warrants for strategic initiatives	—	—	—	—	—	—	7,387,979	—	—	7,387,979
Issuance of stock options for professional services	—	—	—	—	—	—	13,402	—	—	13,402
Exercise of stock options	—	—	—	—	908,500	909	1,332,441	—	—	1,333,350
Exercise of warrants	—	—	—	—	1,965,340	1,965	6,142,069	—	—	6,144,034
Issuance of common stock	—	—	—	—	1,000,000	1,000	10,572,216	—	—	10,573,216
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,208	7,208
Net loss	—	—	—	—	—	—	—	(13,606,031)	—	(13,606,031)

Balance—December 31, 2006, as restated (1)	—	$—	—	$—	11,705,861	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148

(1)	See Note 8 – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006 As Restated (1)	2005
OPERATING ACTIVITIES:
Net loss	$(13,606,031)	$(2,958,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,043	106,269
Issuance of warrants for strategic initiatives	7,387,979	—
Issuance of additional common stock required for extension of offering	—	114,763
Issuance of stock options and warrants for compensation	2,049,206	—
Issuance of common stock and stock options for professional services and settlement of lawsuit	13,402	396,935
Loss on disposal of property and equipment	6,926	—
Forgiveness of forgivable loans	—	13,000
Grant income	(8,201)	—
Bad debt expense	—	21,508
Change in assets and liabilities:
Accounts receivable - trade	(22,170)	(69,803)
Other current assets and other assets	(341,694)	43
Accounts payable and accrued expenses	615,634	(359,312)
Deferred revenue	(207,863)	43,075

Net cash used in operating activities	(3,983,769)	(2,692,407)

INVESTING ACTIVITIES:
Issuance of notes receivable	—	(13,000)
Disposal of property and equipment	32,162	—
Purchase of property and equipment	(521,227)	(44,507)

Net cash used in investing activities	(489,065)	(57,507)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	7,477,384	1,125,999
Net proceeds from the issuance of common stock	9,565,771	—
Grant proceeds	103,181	—
Payments on long-term debt	(28,788)	(8,073)

Net cash provided by financing activities	17,117,548	1,117,926

Effect of foreign currency exchange rate on cash	7,208	4,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,651,922	(1,627,682)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,441,889	3,069,571

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,093,811	$1,441,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,871	$2,387

Cash paid for income taxes	$—	$—

(continued)

(1)	See Note 8 – Restatement of Previously Issued Financial Statements

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

The following table summarizes the number of diluted securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2006	2005
Stock options	2,358,075	2,461,375
Warrants	4,438,900	1,194,240

Total	6,796,975	3,655,615

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

1998 Stock Option Plan

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before income taxes, loss from continuing operations, and net loss for the year ended December 31, 2006 is $1,249,225 or $0.14 per share higher than if it had continued to account for stock-based compensation under APB 25.

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

The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006 As Restated	2005
Risk-free interest rate:	4.6%	4.5%
Expected term:	5 years	7 years
Expected dividend yield:	0%	0%
Expected volatility:	170%	123%

A summary of employee stock option activity as of December 31, 2006, is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,211,375	$1.65
Granted	820,200	3.59
Exercised	(758,500)	1.48
Forfeited or expired	(25,000)	1.50

Outstanding at December 31, 2006	2,248,075	$2.42	$6.2	$104,500

Exercisable at December 31, 2006	1,822,078	$2.04	$5.4	$104,500

The weighted average grant date fair value of employee stock options granted by the Company during the year ended December 31, 2006 is $3.58. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 is $90,400 and $0, respectively.

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

As of December 31, 2006, there was $1,557,404 in total unrecognized compensation cost related to non-vested employee stock options granted under the 1998 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

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

In July 2006, the Company issued stock options under the 1998 Plan to a consultant. The stock options entitled the consultant to purchase 10,000 shares of common stock at an exercise price of $6.25 per share. These stock options vest 50% on each of the first two anniversary dates of the grant and terminate in ten years. These stock options are still outstanding at December 31, 2006. The Company has recognized $13,402 of the $60,023 fair value of the stock options in product and content development expenses on the accompanying statements of operations. The fair value of the stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	4.99%
Expected term:	6 years
Expected dividend yield:	0.00%
Expected volatility:	167%

Effective September 2006, assuming stockholder approval of the 2006 Stock Incentive Plan (“2006 Plan”), no new awards will be available for issuance under the 1998 Plan. As of December 31, 2006, there are a total of 2,358,075 stock options outstanding under the 1998 Plan including 2,248,075 to employees and 110,000 to consultants.

The Company recognized compensation expense of $1,381,625 and $0 in 2006 and 2005, respectively, under the 1998 Plan.

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

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants are still outstanding on December 31, 2006 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The first warrant was exercised in 2006. The two remaining warrants are still outstanding at December 31, 2006 and expire in March 2016. The fair value of these warrants of $7,387,979 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

	Warrant #1	Warrants #2 and #3
Risk-free interest rate:	4.69%	4.68%
Expected term:	0.25 years	5 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	53.98%	163.73%

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

At December 31, 2006, the Company had net operating losses of approximately $79,990,000 related to U.S. federal and state jurisdictions. Utilization of the net operating losses, which expires at various times starting in 2012 through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2006	2005
U.S. federal income tax at statutory rate	$(4,626,000)	$(1,006,000)
Nondeductible expenses	2,530,000	27,000
Exercise of non-qualified stock options	(1,624,000)	—
Change in valuation allowance	4,562,000	794,000
State tax benefit, net of federal provision (benefit)	(502,000)	(133,000)
Other	(340,000)	318,000

Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

December 31, 2006
Net operating loss	$30,882,000
Deferred revenue	104,000
Property and equipment	8,000
Stock options and warrants	797,000
Other	9,000

Total deferred tax assets	31,800,000
Valuation allowance	(31,800,000)

Net deferred tax assets	$—

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

8a. April 2007 Restatement (as originally filed)

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

8b. October 2007 Restatement

In October 2007, the Company determined that a restatement of the consolidated financial statements for the fiscal year ended December 31, 2006 and for the interim periods ended March 31, 2006, June 30, 2006, and September 30, 2006 was required. Upon review of the assumptions applied in the Black-Scholes option pricing model for warrants and stock option awards granted in 2006, the Company determined that errors existed in the expected volatility rates and expected terms used in the valuation process of the warrants and stock option awards. As a result, the Company recorded an additional $2.2 million in non-cash stock compensation expense in fiscal year ended December 31, 2006, causing increases in the Company’s net loss and loss per share of $2,156,547 and $0.24, respectively, during the fiscal year ended December 31, 2006; $1,969,821 and $0.25, respectively, during the three months ended March 31, 2006; $118,754 and $0.01, respectively, during the three months ended June 30, 2006; and $57,046 and $0.01, respectively, during the three months ended September 30, 2006. The restatements have no impact on the Company’s cash flows from operating, investing, or financing activities.

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
Loss from operations	$(6,841,122)	$(1,969,821)	$(8,810,943)
Net loss	(6,833,342)	(1,969,821)	(8,803,163)
Loss per share	(0.87)	(0.25)	(1.12)

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and six months ended June 30, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
For the three months ended June 30, 2006:
Loss from operations	$(1,065,790)	$(118,754)	$(1,184,544)
Net loss	(1,058,125)	(118,754)	(1,176,879)
Loss per share	(0.13)	(0.01)	(0.14)

For the six months ended June 30, 2006:
Loss from operations	(7,906,912)	(2,088,575)	(9,995,487)
Net loss	(7,891,467)	(2,088,575)	(9,980,042)
Loss per share	(0.98)	(0.26)	(1.24)

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and nine months ended September 30, 2006:

	Previously Reported	Total Adjustments	Restated
	(Unaudited)
For the three months ended September 30, 2006:
Loss from operations	$(1,352,309)	$(57,046)	$(1,409,355)
Net loss	(1,325,476)	(57,046)	(1,382,522)
Loss per share	(0.14)	(0.01)	(0.15)

For the nine months ended September 30, 2006:
Loss from operations	(9,259,221)	(2,145,621)	(11,404,842)
Net loss	(9,216,943)	(2,145,621)	(11,362,564)
Loss per share	(1.09)	(0.25)	(1.34)

The following table summarizes the effects of the restatement on the Company’s financial information for the fiscal year ended December 31, 2006:

	Previously Reported	Total Adjustments	Restated
	(Audited)
Loss from operations	$(11,644,548)	$(2,156,547)	$(13,801,095)
Net loss	(11,449,484)	(2,156,547)	(13,606,031)
Loss per share	(1.26)	(0.24)	(1.50)

The following table summarizes the effects of the restatement on the Company’s operating costs and expenses for the periods shown:

	Search Services	Sales and Marketing	Product and Content Development	General and Administrative	Depreciation and Amortization	Total
	(Unaudited)
For the three months ended March 31, 2006:
Previously reported	$118,152	$50,670	$181,977	$6,633,339	$21,549	$7,005,687
Total adjustments	—	—	8,888	1,960,933	—	1,969,821

Restated	$118,152	$50,670	$190,865	$8,594,272	$21,549	$8,975,508

For the three months ended June 30, 2006:
Previously reported	$47,178	$88,994	$231,031	$762,274	$20,220	$1,149,697
Total adjustments	—	—	9,578	109,176	—	118,754

Restated	$47,178	$88,994	$240,609	$871,450	$20,220	$1,268,451

For the six months ended June 30, 2006:
Previously reported	$165,330	$139,664	$413,008	$7,395,613	$41,769	$8,155,384
Total adjustments	—	—	18,466	2,070,109	—	2,088,575

Restated	$165,330	$139,664	$431,474	$9,465,722	$41,769	$10,243,959

For the three months ended September 30, 2006:
Previously reported	$34,812	$165,307	$290,081	$891,908	$23,914	$1,406,022
Total adjustments	—	2,500	2,478	52,068	—	57,046

Restated	$34,812	$167,807	$292,559	$943,976	$23,914	$1,463,068

For the nine months ended September 30, 2006:
Previously reported	$200,142	$304,971	$703,089	$8,287,521	$65,683	$9,561,406
Total adjustments	—	2,500	20,944	2,122,177	—	2,145,621

Restated	$200,142	$307,471	$724,033	$10,409,698	$65,683	$11,707,027

	Search Services	Sales and Marketing	Product and Content Development	General and Administrative	Depreciation and Amortization	Total
	(Audited)
For the twelve months ended December 31, 2006:
Previously reported	$210,832	$555,073	$1,221,505	$9,923,527	$129,043	$12,039,980
Total adjustments	—	6,413	24,651	2,125,483	—	2,156,547

Restated	$210,832	$561,486	$1,246,156	$12,049,010	$129,043	$14,196,527

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity for the periods shown:

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
As of March 31, 2006:
Previously reported	$—	$8,082	$122,568,203	$(121,321,475)	$(11,413)	$1,243,397
Adjustments	—	—	1,969,821	(1,969,821)	—	—

Restated	$—	$8,082	$124,538,024	$(123,291,296)	$(11,413)	$1,243,397

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
As of June 30, 2006:
Previously reported	$—	$8,520	$123,527,168	$(122,379,600)	$(23,972)	$1,132,116
Adjustments	—	—	2,088,575	(2,088,575)	—	—

Restated	$—	$8,520	$125,615,743	$(124,468,175)	$(23,972)	$1,132,116

As of September 30, 2006:
Previously reported	$—	$9,744	$127,497,939	$(123,705,076)	$(13,544)	$3,789,063
Adjustments	—	—	2,145,621	(2,145,621)	—	—

Restated	$—	$9,744	$129,643,560	$(125,850,697)	$(13,544)	$3,789,063

				(Audited)
As of December 31, 2006:
Previously reported	$—	$11,706	$141,114,562	$(125,937,617)	$1,497	$15,190,148
Adjustments	—	—	2,156,547	(2,156,547)	—	—

Restated	$—	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148

Note 9—Subsequent Events

9a. Lease Amendment

On February 2, 2007, the Company amended the terms of one of its operating leases to occupy approximately 10,500 square feet of additional office space. The lease, which commenced on March 1, 2007 and extends through May 31, 2009, obligates the Company to pay an additional $470,659 in rent over the term of the lease.

9b. Going Concern Consideration

Based on the Company’s cash balances of approximately $5.4 million as of October 23, 2007 and recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time after such date. However, the Company is actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, the Company is exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.

The accompanying consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

As part of the Company’s on-going efforts to address the weaknesses discussed above, the Company has hired a new Controller and an outside consultant in August 2007 to assist with the financial review and reporting processes, document policies and procedures, and implement a remediation plan to address the internal control weaknesses.

Management has augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process for the fiscal year ended December 31, 2006. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2006, as restated, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

PART III

Item 10. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our principal executive officer, and each of our other executive officers who earned at least $100,000 in total compensation (the “named executive officers”) during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(2)	Total ($)
Robert B. Stearns Chief Executive Officer	2006	0	0	0	847,226	0	0	667,581	1,514,807
Charles B. Mathews Chief Financial Officer	2006	90,000	0	0	0	0	0	0	90,000
Jeffrey S. Peterson(3) Director	2006	0	0	0	0	0	0	250,000	250,000

(1)	Amounts in this column represent the dollar amount recognized during 2006 for financial statement reporting purposes in accordance with SFAS 123R (but disregarding any estimate of forfeitures relating to service-based vesting conditions) relating to options.
(2)	Amounts in this column consist of 200,000 warrants issued to Mr. Stearns, valued at $667,581 and a one time payment of $250,000 to Mr. Peterson in accordance with his employment agreement.
(3)	Mr. Peterson resigned as our Chief Executive Officer on March 21, 2006, and as an officer and employee of our Company on November 5, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Robert B. Stearns	3/21/2006	240,000	360,000	0		$3.55	3/21/2016	0	0	0	0
Charles B. Mathews	3/23/2004 5/11/2005	50,000 250,000	0 0	0 0	$ $	1.30 1.25	3/23/2011 5/11/2012	0 0	0 0	0 0	0 0
Jeffrey S. Peterson	8/26/2003 5/11/2005	500,000 500,000	0 0	0 0	$ $	1.60 2.00	8/26/2010 5/11/2012	0 0	0 0	0 0	0 0

(1)	All of the reported options, which were fully vested at December 31, 2006, vested as follows: Mr. Stearns’ options vest monthly; Mr. Mathews’ March 23, 2004 options vested immediately and his May 11, 2005 options vested immediately; Mr. Peterson’s August 26, 2006 options vested immediately and his May 11, 2005 options vested immediately.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation($)	Total($)
Robert B. Stearns(2)	0	0	0	0	0	0	0
Jeffrey S. Peterson(2)	0	0	0	0	0	0	0
Alonso Ancira	0	0	0	0	0	0	0
Michael D. Matte	0	0	0	0	0	0	0
Lionel Sosa	0	0	0	0	0	0	0
Dr. Jill Syverson-Stork	0	0	0	0	0	0	0

(1)	This column is to include the compensation cost recognized for financial statement reporting purposes under SFAS 123R for 2006 with respect to stock awards granted to directors. As described in the paragraph preceding this table, during 2006 our directors received grants of unrestricted shares of common stock under the Quepasa Corporation 2006 Stock Incentive Plan (the “2006 Plan”), subject to stockholder approval of the 2006 Plan. Because these grants are subject to stockholder approval, the Company did not recognize any expense for the grants during 2006. Assuming the stockholders approve the 2006 Plan, the Company will recognize expenses for these 2006 grants as of the date of the 2007 Annual Meeting. Assuming the stock grants to directors during 2006 had not been subject to stockholder approval, the Company would have recognized the following SFAS 123R expenses in this column for its directors for the indicated number of shares granted: Mr. Ancira ($11,875, 1,250 shares); Mr. Peterson ($11,875, 1,250 shares); Mr. Matte ($46,475, 5,000 shares); Mr. Sosa ($35,133, 3,750 shares); and Dr. Syverson-Stork ($23,238, 2,500 shares).
(2)	Both Messrs. Stearns and Peterson are Named Executive Officers and their compensation is described above. Messrs. Stearns and Peterson receive no additional compensation in connection with their service as a member of the Board of Directors.

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

Robert B. Stearns, the Company’s Chief Executive Officer and Chairman of the Board of Directors resigned from such positions on October 25, 2007. The Board of Directors of the Company appointed John C. Abbott as the new Chief Executive Officer and Chairman of the Board of Directors on October 25, 2007. The Company is in the process of finalizing a Form 8-K disclosing Mr. Stearns’ resignation and Mr. Abbott’s appointment, which the Company plans to file with the SEC on October 30, 2007, within the time period required by the general instructions to Form 8-K.

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

Item 13. Exhibits

See Exhibit Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

/s/ John C. Abbott
John C. Abbott Chief Executive Officer

Dated: October 29, 2007

Exhibit Index

*    *    *

The following Exhibits are hereby filed as part of this Annual Report on Form 10-KSB/A (Amendment No. 2):

*23.3	Consent of Perelson Weiner LLP

*23.4	Consent of Ehrhardt Keefe Steiner & Hottman PC

*31.5	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

*31.6	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

Copies of this Annual Report on Form 10-KSB, including the financial statements and financial statement schedules required to be filed with the Commission pursuant to Rule 13a-1 under the Act for the Company’s most recent fiscal year will be furnished at no cost to stockholders who make a written request therefore to Charles B. Mathews, Quepasa Corporation, 7550 E. Redfield Rd. Scottsdale, Arizona 85034.