Form 10QSB/A
period 2007-03-31
QUEPASA CORP
filed 2007-11-16
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33105
QUEPASA CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0879433 (IRS Employer Identification No.)
7550 E. Redfield Rd., Suite A
Scottsdale, AZ 85260
(Address of principal executive offices)
(480) 348-2665
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock as of May 11, 2007 was 12,238,261 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

QUEPASA CORPORATION AND SUBSIDIARIES

Explanatory Note — Restatement of Financial Information; Going Concern Qualification
On October 22, 2007 Quepasa Corporation (the “Company”) announced that the Company’s management had determined that a restatement of the consolidated financial statements for the fiscal year ended December 31, 2006 and for the interim periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 were required. On October 30, 2007 the Company filed Amendment No. 2 on Form 10-KSB/A that restated the consolidated financial information in the Selected Financial Data for the year ended December 31, 2006, the unaudited selected quarterly financial information for quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB on April 17, 2007 and Form 10-KSB/A on May 4, 2007. This Amendment No. 1 (“Amendment No. 1”) on Form 10-QSB/A includes the restatement of the unaudited condensed consolidated financial statements for the interim period ended March 31, 2007 and the unaudited selected quarterly financial information for the interim period ended March 31, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-QSB on May 15, 2007. As soon as practicable, the Company will file an amended Form 10-QSB for the interim period ended June 30, 2007 with the SEC. The Company’s Form 10-QSB for the interim period ended September 30, 2007 will reflect the restatement for the interim period ended September 30, 2006.
This restatement relates to errors associated with the Company’s valuation of certain warrants and stock option awards granted in 2006. Upon review of the assumptions applied in the Black-Scholes option pricing models used to value these warrant and stock option awards, the Company identified errors in the assumptions for the expected volatility rates and expected terms. This restatement had no effect on the Company’s cash flows from operating, investing, or financing activities for 2006 or 2007.
The following table sets forth the effects of the restatement on net loss for the applicable periods (dollars in thousands, except per share amounts):

	For the Three Months Ended
	(Unaudited)		(Unaudited)
	March 31, 2007		March 31, 2006
Net loss, as previously reported	$	(3,156)	$(6,833)
Total adjustments		(49)	(1,970)

Net loss, as restated	$	(3,205)	$(8,803)

The following table sets forth the effects of the restatement on net loss per share, basic and diluted:

For the Three Months Ended
	(Unaudited)		(Unaudited)
	March 31, 2007		March 31, 2006
Net loss per share, as previously reported	$	(0.26)	$	(0.87)
Total adjustments		(0.00)		(0.25)

Net loss per share, as restated	$	(0.26)	$	(1.12)

The following items are amended as a result of this Amendment No. 1:
•	Part I — Item 1. Financial Statements (Unaudited)

•	Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

•	Part I — Item 3. Controls and Procedures

•	Part II — Item 6. Exhibits

The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Form 10-QSB/A by the Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached as Exhibits 31.3, 31.4, 32.3, and 32.4, respectively, to this Form 10-QSB/A.
Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-QSB filed on May 15, 2007, except as required to reflect the effects of the restatement. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of Form 10-QSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to filing the Form 10-QSB including any amendments to those filings.
Please refer to Note 5, “Restatement of Previously Issued Interim Financial Information,” of the notes to the unaudited condensed consolidated financial statements for a detailed discussion of the effects of the restatement.
As described in Note 6, “Subsequent Events — Going Concern Consideration,” of the notes to the unaudited condensed consolidated financial statements, based on the Company’s cash balances of approximately $4.4 million as of November 12, 2007 and recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. However, we are actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	As restated (1)	As restated (1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,505,710	$14,093,811
Accounts receivable—trade	41,866	74,355
Other current assets	144,475	332,478

Total current assets	12,692,051	14,500,644

Property and equipment—net	728,685	546,481
Jet rights—net	961,272	986,457
Other assets	140,021	55,102

Total assets	$14,522,029	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,148,580	$711,486
Accrued expenses	93,629	92,070
Unearned grant income	80,680	94,980

Total current liabilities	1,322,889	898,536

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized—5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized—50,000,000 shares; 12,230,761 shares issued and outstanding at March 31, 2007 and 11,705,861 shares issued and outstanding at December 31, 2006	12,231	11,706
Additional paid-in capital	144,476,024	143,271,109
Accumulated deficit	(131,299,175)	(128,094,164)
Accumulated other comprehensive income	10,060	1,497

Total stockholders’ equity	13,199,140	15,190,148

Total liabilities and stockholders’ equity	$14,522,029	$16,088,684

See notes to unaudited condensed consolidated financial statements.
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
	As Restated (1)	As Restated (1)
	(Unaudited)
REVENUES	$52,482	$164,565

OPERATING COSTS AND EXPENSES:
Search services	—	118,152
Sales and marketing	494,142	50,670
Product and content development	996,810	190,865
General and administrative	1,851,032	8,594,272
Depreciation and amortization	92,603	21,549

TOTAL OPERATING COSTS AND EXPENSES	3,434,587	8,975,508

LOSS FROM OPERATIONS	(3,382,105)	(8,810,943)

OTHER INCOME (EXPENSE):
Interest income	164,386	8,245
Interest expense	—	(465)
Other income	12,708	—

TOTAL OTHER INCOME (EXPENSE)	177,094	7,780

LOSS BEFORE INCOME TAXES	(3,205,011)	(8,803,163)
Income taxes	—	—

NET LOSS	$(3,205,011)	$(8,803,163)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.26)	$(1.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,139,971	7,884,409

NET LOSS	$(3,205,011)	$(8,803,163)
Foreign currency translation adjustment	8,563	(5,702)

COMPREHENSIVE LOSS	$(3,196,448)	$(8,808,865)

See notes to unaudited condensed consolidated financial statements.
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2007 (as restated)

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Balance—December 31, 2006 (as restated)	—	$—	11,705,861	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148
Issuance of stock options for compensation	—	—	—	—	314,790	—	—	314,790
Exercise of stock options	—	—	518,500	519	861,331	—	—	861,850
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Foreign currency translation adjustment	—	—	—	—	—	—	8,563	8,563
Net loss	—	—	—	—	—	(3,205,011)	—	(3,205,011)

Balance—March 31, 2007 (Unaudited)	—	$—	12,230,761	$12,231	$144,476,024	$(131,299,175)	$10,060	$13,199,140

See notes to unaudited condensed consolidated financial statements
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	As Restated (1)	As Restated (1)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,205,011)	$(8,803,163)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,603	21,549
Issuance of stock options and warrants for compensation	314,790	939,499
Issuance of warrants for strategic initiatives	—	7,387,979
Grant income	(12,708)	—
Changes in operating assets and liabilities:
Accounts receivable—trade	32,489	19,469
Other current assets	187,925	(454)
Other assets	(85,156)	(2,216)
Accounts payable	601,382	3,839
Accrued expenses	(161,814)	(71,686)
Deferred revenue	—	(20,173)

Net cash used in operating activities	(2,235,500)	(525,357)

Cash flows from investing activities:
Purchase of property and equipment	(253,039)	(11,888)

Net cash used in investing activities	(253,039)	(11,888)

Cash flows from financing activities:
Payments on long-term debt	—	(1,947)
Proceeds from exercise of stock options and warrants	890,650	437,000

Net cash provided by financing activities	890,650	435,053
Effect of foreign currency exchange rate on cash	9,788	(5,702)

Net decrease in cash and cash equivalents	(1,588,101)	(107,894)

Cash and cash equivalents at beginning of period	14,093,811	1,441,889

Cash and cash equivalents at end of period	$12,505,710	$1,333,995

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$465

Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

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
Note 3—Stock Option Plans
1998 Stock Option Plan
A summary of employee stock option activity under the 1998 Stock Option Plan as of March 31, 2007 is as follows:

	Number of	Weighted-Average
Options	Stock Options	Exercise Price
Outstanding at December 31, 2006 (1)	2,248,075	$2.42
Granted	—	—
Exercised	(518,500)	1.66
Forfeited or expired	(651,875)	1.99

Outstanding at March 31, 2007 (1)	1,077,700	$3.07

Exercisable at March 31, 2007 (2)	729,700	$2.50

(1)	Excludes stock options to purchase 110,000 shares of common stock at a weighted average exercise price of $1.93 per share being held by consultants.

(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.
The Company recognized compensation expense of $314,790 and $939,499 for the three months ended March 31, 2007 and 2006, respectively.
As of March 31, 2007, there was $1,289,235 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.81 years.

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
Note 4—Related Party Transactions
Alonso Ancira, a member of our Board of Directors, serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (“Organization”). The Company made net payments of $0 to this Organization as part of a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) during the three months ended March 31, 2007. See the Contractual Obligations and Commitments section within Item 2. Management’s Discussion and Analysis or Plan of Operation.
Note 5—Restatement of Previously Issued Interim Financial Information
5a. April 2007 Restatement (as originally filed)
In the fourth quarter of 2006, the Company identified accounting errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the three months ended March 31, 2006. The Company revisited the assumptions applied in its valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three months ended March 31, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $4,668,568, which resulted in an increase in net loss of $4,668,568 or ($0.60) per share. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three months ended March 31, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for the three months ended March 31, 2006.
The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2006:

	Previously	Total
	Reported	Adjustments	Restated
Loss from operations	$(2,172,554)	$(4,668,568)	$(6,841,122)
Net loss	(2,164,774)	(4,668,568)	(6,833,342)
Loss per share	(0.27)	(0.60)	(0.87)
The following table summarizes the effects of the restatement and reclassifications on the Company’s operating costs and expenses for the three months ended March 31, 2006:

			Product and		Depreciation
	Search	Sales and	Content	General and	and
	Services	Marketing	Development	Administrative	Amortization	Total
Previously reported	$118,152	$24,232	$41,809	$2,131,377	$21,549	$2,337,119
Total adjustments	—	—	34,407	4,634,161	—	4,668,568
Total reclassifications	—	26,438	105,761	(132,199)	—	—

Restated	$118,152	$50,670	$181,977	$6,633,339	$21,549	$7,005,687

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of March 31, 2006:

					Accumulated
					Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
Previously reported	$—	$8,082	$117,899,635	$(116,652,907)	$(11,413)	$1,243,397
Adjustments	—	—	4,668,568	(4,668,568)	—	—

Restated	$—	$8,082	$122,568,203	$(121,321,475)	$(11,413)	$1,243,397

5b. October 2007 Restatement
In October 2007, the Company identified additional errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the three months ended March 31, 2006 and March 31, 2007. Upon review of the assumptions applied in the Black-Scholes option pricing model for warrants and stock option awards granted in 2006, the Company determined that errors existed in the expected volatility rates and expected terms used in the valuation process of the warrants and stock option awards. As a result, the Company recorded an additional $2.0 million and $49 thousand in non-cash stock compensation expense during the three months ended March 31, 2006 and March 31, 2007, respectively, causing increases in the Company’s net loss and loss per share of $1,969,821 and $0.25, respectively, during the three months ended March 31, 2006 and $49,267 and $0.00, respectively, for the three months ended March 31, 2007. The restatements have no impact on the Company’s cash flows from operating, investing, or financing activities.
The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2006:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
Loss from operations	$(6,841,122)	$(1,969,821)	$(8,810,943)
Net loss	(6,833,342)	(1,969,821)	(8,803,163)
Net Loss per share	(0.87)	(0.25)	(1.12)
The following table summarizes the effects of the restatement on the Company’s interim financial information for the three months ended March 31, 2007:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
Loss from operations	$(3,332,838)	$(49,267)	$(3,382,105)
Net loss	(3,155,744)	(49,267)	(3,205,011)
Net Loss per share	(0.26)	(0.00)	(0.26)
The following table summarizes the effects of the restatement on the Company’s operating costs and expenses for the periods shown:

			Product and		Depreciation
	Search	Sales and	Content	General and	and
	Services	Marketing	Development	Administrative	Amortization	Total
	(Unaudited)
For the three months ended March 31, 2006:
Previously reported	$118,152	$50,670	$181,977	$6,633,339	$21,549	$7,005,687
Total adjustments	—	—	8,888	1,960,933	—	1,969,821

Restated	$118,152	$50,670	$190,865	$8,594,272	$21,549	$8,975,508

For the three months ended March 31, 2007:
Previously reported	$—	$490,781	$993,637	$1,808,299	$92,603	$3,385,320
Total adjustments	—	3,361	3,173	42,733	—	49,267

Restated	$—	$494,142	$996,810	$1,851,032	$92,603	$3,434,587

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity for the periods shown:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of March 31, 2006:
Previously reported	$—	$8,082	$122,568,203	$(121,321,475)	$(11,413)	$1,243,397
Adjustments	—	—	1,969,821	(1,969,821)	—	—

Restated	$—	$8,082	$124,538,024	$(123,291,296)	$(11,413)	$1,243,397

As of March 31, 2007:
Previously reported	$—	$12,231	$142,270,210	$(129,093,361)	$10,060	$13,199,140
Roll-forward of fiscal year 2006 restatement	—	—	2,156,547	(2,156,547)	—	—
Adjustments	—	—	49,267	(49,267)	—	—

Restated	$—	$12,231	$144,476,024	$(131,299,175)	$10,060	$13,199,140

Note 6 — Subsequent Events
6a. Going Concern Consideration:
Based on the Company’s cash balances of approximately $4.4 million as of November 12, 2007 and recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time after such date. However, the Company is actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, the Company is exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.
The accompanying consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Information
You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included elsewhere in this Form 10-QSB/A. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection below titled “Risk Factors.”
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
Results of Operations
Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006
Our results of operations for the three months ended March 31, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $3.2 million for the three months ended March 31, 2007, compared to a net loss of $8.8 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we incurred $315 thousand in expenses related to issuance of stock options and warrants compared to $8.3 million for the three months ended March 31, 2006, which involved certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. In addition, we focused on enhancing our new business model resulting in an increase in professional fees of $1 million, an increase in travel and entertainment of $154 thousand and an increase in dues and subscriptions of $71 thousand. As a result, we increased our product and content development related expenses by approximately $810 thousand, sales and marketing expense increased by $443 thousand, and depreciation and amortization by $71 thousand.

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
Sales and Marketing. Sales and marketing expense increased $443 thousand, or 875%, to $494 thousand, from $51 thousand for the three months ended March 31, 2007 and March 31, 2006, respectively. During 2006, as a result of the change in our business model away from performance based revenue to focus more on banner advertising and content ad placements, we had increases in marketing expenses associated with acquiring traffic. These increases are partially offset by a decrease in commission expense related to the decline in revenue.
We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.
Product and Content Development. Product and content development expenses increased $805 thousand, or 422%, to $997 thousand from $191 thousand for the three months ended March 31, 2007 compared to the same period in 2006. This increase is attributable to changes in our technology and development staff. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.
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

General and administrative expenses for the three months ended March 31, 2007 decreased $6.7 million, or 78%, to $1.9 million, from $8.6 million for the same period in 2006. The decrease is primarily attributed to compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer, which occurred during the three months ended March 31, 2006.
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
Based on our cash balances of approximately $4.4 million as of November 12, 2007 and our recurring negative operating cash flows, there is substantial doubt about our ability to continue as a going concern for the next twelve months. However, we are actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.
The accompanying consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Cash flow changes
Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition, and other stock-based compensation expense. Net cash used in operations was $2.2 million for the three months ended March 31, 2007 compared to $525 thousand for the same period in 2006. For the three months ended March 31, 2007, net cash used by operations consisted of a net loss of $3.2 million offset by non-cash expenses of $93 thousand in depreciation and amortization plus $315 thousand related to the issuance of stock options and warrants. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts payable of $601 thousand and other assets of $85 thousand offset by decreases in accrued expenses of $162 thousand and other current assets of $188 thousand. Net cash used by operations for the three months ended March 31, 2006 consisted of a net loss of $8.8 million offset by non-cash expenses of $22 thousand in depreciation and amortization plus $7.4 million related to the issuance of warrants for strategic initiatives, including an executive acquisition and $939 thousand related to the issuance of stock options and warrants for compensation. Changes in working capital for the three months ended March 31, 2006 included decreases in accounts receivable of $19 thousand, accrued expenses of $72 thousand, and deferred revenue of $20 thousand.
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
Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. In particular, see the description of risks and uncertainties that is set forth in our Forms 10-KSB and 10-KSB/As for the fiscal year ended December 31, 2006, filed on April 17, 2007, May 4, 2007, and October 30, 2007, respectively, as well as other similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.
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

Remediation of Certain Weaknesses and Changes in Internal Controls
As discussed in the Company’s Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2006, during the financial reporting process for the fiscal year end December 31, 2006, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances.
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

Quepasa Corporation
November 16, 2007	By:	/s/ John C. Abbott
		Name:	John C. Abbott
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 16, 2007	By:	/s/ Michael D. Matte
		Name:	Michael D. Matte
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.3**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith