Form 10QSB/A
period 2007-06-30
QUEPASA CORP
filed 2007-11-16
CIK 1078099

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
On October 22, 2007 Quepasa Corporation (the “Company”) announced that the Company’s management had determined that a restatement of the consolidated financial statements for the fiscal year ended December 31, 2006 and for the interim periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 were required. On October 30, 2007 the Company filed Amendment No. 2 on Form 10-KSB/A that restated the consolidated financial information in the Selected Financial Data for the year ended December 31, 2006, the unaudited selected quarterly financial information for quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB on April 17, 2007 and Form 10-KSB/A on May 4, 2007. This Amendment No. 1 (“Amendment No. 1”) on Form 10-QSB/A includes the restatement of the unaudited condensed consolidated financial statements for the interim period ended June 30, 2007 and the unaudited selected quarterly financial information for the interim period ended June 30, 2006, and the related financial information and disclosures originally filed with the Securities and Exchange Commission (the “SEC”) on Form 10-QSB on August 15, 2007. As soon as practicable, the Company will file the Form 10-QSB for the interim period ended September 30, 2007, which will reflect the restatement for the interim period ended September 30, 2006.
This restatement relates to errors associated with the Company’s valuation of certain warrants and stock option awards granted in 2006 and 2007. Upon review of the assumptions applied in the Black-Scholes option pricing models used to value these warrant and stock option awards, the Company identified errors in the assumptions for the expected volatility rates and expected terms. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three and six months ended June 30, 2007. These reclassifications had no effect on total operating expenses or net loss. This restatement had no effect on the Company’s cash flows from operating, investing, or financing activities for 2006 or 2007.
The following table sets forth the effects of the restatement on net loss for the applicable periods (dollars in thousands, except per share amounts):

	For the Six Months Ended			For the Three Months Ended
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
	June 30, 2007		June 30, 2006	June 30, 2007		June 30, 2006
Net loss, as previously reported	$	(6,799)	$(7,891)	$	(3,643)	$(1,058)
Total adjustments		(77)	(2,089)		(28)	(119)

Net loss, as restated	$	(6,876)	$(9,980)	$	(3,671)	$(1,177)

The following table sets forth the effects of the restatement on net loss per share, basic and diluted:

	For the Six Months Ended			For the Three Months Ended
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
	June 30, 2007		June 30, 2006	June 30, 2007		June 30, 2006
Net loss per share, as previously reported	$	(0.56)	$ (0.98)	$	(0.30)	$	(0.13)
Total adjustments		(0.00)	(0.26)		(0.00)		(0.01)

Net loss per share, as restated	$	(0.56)	$(1.24)	$	(0.30)	$	(0.14)

The following items are amended as a result of this Amendment No. 1:
•	Part I — Item 1. Financial Statements (Unaudited)
•	Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation
•	Part I — Item 3. Controls and Procedures
•	Part II — Item 6. Exhibits

The Company has attached to this Amendment No. 1 updated certifications executed as of the date of this Form 10-QSB/A by the Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached as Exhibits 31.3, 31.4, 32.3, and 32.4, respectively, to this Form 10-QSB/A.
Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-QSB filed on August 15, 2007, except as required to reflect the effects of the restatement. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of our original Form 10-QSB or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of Form 10-QSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to filing the Form 10-QSB including any amendments to those filings.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	As restated (1)	As restated (1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,348,490	$14,093,811
Accounts receivable — trade	64,570	74,355
Other current assets	241,102	332,478

Total current assets	9,654,162	14,500,644

Property and equipment — net	1,015,795	546,481
Jet rights — net	936,086	986,457
Other assets	140,796	55,102

Total assets	$11,746,839	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,234,847	$711,486
Accrued expenses	100,372	92,070
Unearned grant income	81,042	94,980

Total current liabilities	1,416,261	898,536

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,270,761 shares issued and outstanding at June 30, 2007 and 11,705,861 shares issued and outstanding at December 31, 2006	12,271	11,706
Additional paid-in capital	145,287,279	143,271,109
Accumulated deficit	(134,970,505)	(128,094,164)
Accumulated other comprehensive income	1,533	1,497

Total stockholders’ equity	10,330,578	15,190,148

Total liabilities and stockholders’ equity	$11,746,839	$16,088,684

See notes to unaudited condensed consolidated financial statements.
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Six Months Ended		For the Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(Unaudited)		(Unaudited)
REVENUES	$125,742	$248,472	$73,260	$83,907

OPERATING COSTS AND EXPENSES:
Search services	—	165,330	—	47,178
Sales and marketing	845,274	139,664	351,132	88,994
Product and content development	2,209,448	431,474	1,212,638	240,609
General and administrative	4,060,610	9,465,722	2,209,578	871,450
Depreciation and amortization	196,261	41,769	103,658	20,220

TOTAL OPERATING COSTS AND EXPENSES	7,311,593	10,243,959	3,877,006	1,268,451

LOSS FROM OPERATIONS	(7,185,851)	(9,995,487)	(3,803,746)	(1,184,544)

OTHER INCOME (EXPENSE):
Interest income	291,824	16,269	127,438	8,024
Interest expense	—	(824)	—	(359)
Gain on sale of property and equipment	3,449	—	3,449	—
Other income	14,237	—	1,529	—

TOTAL OTHER INCOME (EXPENSE)	309,510	15,445	132,416	7,665

LOSS BEFORE INCOME TAXES	(6,876,341)	(9,980,042)	(3,671,330)	(1,176,879)
Income taxes	—	—	—	—

NET LOSS	$(6,876,341)	$(9,980,042)	$(3,671,330)	$(1,176,879)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.56)	$(1.24)	$(0.30)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,189,975	8,021,436	12,238,879	8,155,451

NET LOSS	$(6,876,341)	$(9,980,042)	$(3,671,330)	$(1,176,879)
Foreign currency translation adjustment	36	(18,261)	(8,527)	(12,559)

COMPREHENSIVE LOSS	$(6,876,305)	$(9,998,303)	$(3,679,857)	$(1,189,438)

See notes to unaudited condensed consolidated financial statements.
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2007 (as restated)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance—December 31, 2006 (as restated)	—	$—	11,705,861	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148
Issuance of stock options for compensation	—	—	—	—	912,097	—	—	912,097
Issuance of common stock to directors for compensation	—	—	32,500	33	191,455	—	—	191,488
Exercise of stock options	—	—	526,000	526	883,824	—	—	884,350
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Foreign currency translation adjustment	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	(6,876,341)	—	(6,876,341)

Balance—June 30, 2007 (Unaudited)	—	$—	12,270,761	$12,271	$145,287,279	$(134,970,505)	$1,533	$10,330,578

See notes to unaudited condensed consolidated financial statements.
(1) See Note 5 — Restatement of Previously Issued Interim Financial Information

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	As Restated	As Restated
	(Unaudited)
Operating activities:
Net loss	$(6,876,341)	$(9,980,042)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,261	41,769
Issuance of warrants for strategic initiatives	—	7,387,979
Issuance of stock options and warrants for compensation	912,097	1,388,656
Issuance of common stock to directors for compensation	191,488	—
Grant income	(14,146)	—
Gain on sale of property and equipment	(3,449)	—
Changes in operating assets and liabilities:
Accounts receivable — trade	9,785	35,807
Other current assets	96,139	(9,493)
Other assets	(90,376)	(20,850)
Accounts payable	686,682	106,362
Accrued expenses	(154,953)	(61,068)
Deferred revenue	—	(29,412)

Net cash used in operating activities	(5,046,813)	(1,140,292)

Investing activities:
Proceeds from sale of property and equipment	3,449	—
Purchase of property and equipment	(613,789)	(72,357)

Net cash used in investing activities	(610,340)	(72,357)

Financing activities:
Payments on long-term debt	—	(3,263)
Proceeds from exercise of stock options and warrants	913,150	1,066,000

Net cash provided by financing activities	913,150	1,062,737
Effect of foreign currency exchange rate on cash	(1,318)	(18,261)

Net decrease in cash and cash equivalents	(4,745,321)	(168,173)
Cash and cash equivalents at beginning of period	14,093,811	1,441,889

Cash and cash equivalents at end of period	$9,348,490	$1,273,716

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$824

Cash paid for income taxes	$—	$—

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
The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended
	June 30,
	2007	2006
Risk-free interest rate:	5.0%	4.6%
Expected term:	5 Years	5 years
Expected dividend yield:	0%	0%
Expected volatility:	156%	170%
The Company recognized compensation expense for the issuance of options and warrants of $597,307 and $449,157 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized compensation expense of $912,097 and $721,075, respectively.
As of June 30, 2007, there was $2,447,186 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.50 years.
Note 4—Related Party Transactions
Alonso Ancira, a member of our Board of Directors, serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (“Organization”). The Company made net payments of $125 thousand and $125 thousand to this Organization as part of a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) during the three and nine months ended June 30, 2007. See the Contractual Obligations and Commitments section within Item 2. Management’s Discussion and Analysis or Plan of Operation.
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

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and six months ended June 30, 2006:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
For the three months ended June 30, 2006:
Loss from operations	$(890,891)	$(174,899)	$(1,065,790)
Net loss	(883,226)	(174,899)	(1,058,125)
Loss per share	(0.11)	(0.02)	(0.13)

For the six months ended June 30, 2006:
Loss from operations	(3,063,445)	(4,843,467)	(7,906,912)
Net loss	(3,048,000)	(4,843,467)	(7,891,467)
Loss per share	(0.38)	(0.60)	(0.98)
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

5b. October 2007 Restatement
In October 2007, the Company identified errors related to its accounting for stock options and warrants granted during 2006 and 2007. Accordingly, the Company has restated its interim financial information for the three and six months ended June 30, 2006 and June 30, 2007. Upon review of the assumptions applied in the Black-Scholes option pricing model for warrants and stock option awards granted in 2006 and 2007, the Company determined that errors existed in the expected volatility rates and expected terms used in the valuation process of the warrants and stock option awards. As a result, the Company recorded an additional $119 thousand and $2.1 million in non-cash stock compensation expense during the three and six months ended June 30, 2006, respectively, and an additional $28 thousand and $77 thousand in non-cash stock compensation expense during the three and six months ended June 30, 2007. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three and six months ended June 30, 2007. These reclassifications had no effect on total operating expenses or net loss. The restatements have no impact on the Company’s cash flows from operating, investing, or financing activities.

The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and six months ended June 30, 2006:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
For the three months ended June 30, 2006:
Loss from operations	$(1,065,790)	$(118,754)	$(1,184,544)
Net loss	(1,058,125)	(118,754)	(1,176,879)
Loss per share	(0.13)	(0.01)	(0.14)

For the six months ended June 30, 2006:
Loss from operations	(7,906,912)	(2,088,575)	(9,995,487)
Net loss	(7,891,467)	(2,088,575)	(9,980,042)
Loss per share	(0.98)	(0.26)	(1.24)
The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and six months ended June 30, 2007:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
For the three months ended June 30, 2007:
Loss from operations	$(3,775,573)	$(28,173)	$(3,803,746)
Net loss	(3,643,157)	(28,173)	(3,671,330)
Loss per share	(0.30)	(0.00)	(0.30)

For the six months ended June 30, 2007:
Loss from operations	(7,108,411)	(77,440)	(7,185,851)
Net loss	(6,798,901)	(77,440)	(6,876,341)
Loss per share	(0.56)	(0.00)	(0.56)
The following table summarizes the effects of the restatement on the Company’s operating costs and expenses for the three and six months ended June 30, 2006:

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

The following table summarizes the effects of the restatement and reclassifications on the Company’s operating costs and expenses for the three and six months ended June 30, 2007:

			Product and		Depreciation
	Search	Sales and	Content	General and	and
	Services	Marketing	Development	Administrative	Amortization	Total
	(Unaudited)
For the three months ended June 30, 2007:
Previously reported	$—	$314,772	$1,339,238	$2,091,165	$103,658	$3,848,833
Total adjustments	—	3,761	3,900	20,512	—	28,173
Total reclassifications	—	32,599	(130,500)	97,901	—	—

Restated	$—	$351,132	$1,212,638	$2,209,578	$103,658	$3,877,006

For the six months ended June 30, 2007:
Previously reported	$—	$805,553	$2,332,875	$3,899,464	$196,261	$7,234,153
Total adjustments	—	7,122	7,073	63,245	—	77,440
Total reclassifications	—	32,599	(130,500)	97,901	—	—

Restated	$—	$845,274	$2,209,448	$4,060,610	$196,261	$7,311,593

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of June 30, 2006:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of June 30, 2006:
Previously reported	$—	$8,520	$123,527,168	$(122,379,600)	$(23,972)	$1,132,116
Adjustments	—	—	2,088,575	(2,088,575)	—	—

Restated	$—	$8,520	$125,615,743	$(124,468,175)	$(23,972)	$1,132,116

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of June 30, 2007:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of June 30, 2007:
Previously reported	$—	$12,271	$143,053,292	$(132,736,518)	$1,533	$10,330,578
Roll-forward of fiscal 2006 restatement	—	—	2,156,547	(2,156,547)	—	—
Adjustments	—	—	77,440	(77,440)	—	—

Restated	$—	$12,271	$145,287,279	$(134,970,505)	$1,533	$10,330,578
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
Results of Operations
Comparison of the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006
Our results of operations for the three and six months ended June 30, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. For the three and six months ended June 30, 2007, we reported net losses of $3.7 million and $6.9 million, respectively, compared to net losses of $1.2 million and $10.0 million for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, we incurred $597 thousand and $912 thousand, respectively, in expenses related to issuance of stock options and warrants compared to $449 thousand and $8.8 million for the three and six months ended June 30, 2006. During the three and six months ended June 30, 2006, $7.4 million represented costs associated with certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. In addition, we focused on evaluating and enhancing our business infrastructure resulting in an increase in professional fees of $729 thousand and $1.8 million, an increase in travel and entertainment of $128 thousand and $271 thousand and an increase in dues and subscriptions of $53 thousand and $124 thousand for the three and six months ended June 30, 2007, respectively, over the same periods in 2006. As a result, we increased our product and content development related expenses by approximately $1.0 million and $1.8 million, sales and marketing expense increased by $262 thousand and $706 thousand, and depreciation and amortization by $83 thousand and $154 thousand, for the three and six months ended June 30, 2007, respectively, over the same periods in 2006.

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
Sales and Marketing. Sales and marketing expense increased $262 thousand, or 295%, to $351 thousand, from $89 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, sales and marketing expense increased $706 thousand, or 505%, to $845 thousand from $140 thousand for the six months ended June 30, 2006. During 2007, as a result of expanding our sales and marketing efforts to acquire more advertisers and traffic, our expense increased compared to 2006. In 2007 we maintained sales offices in New York City and Miami and hired sales and marketing personnel to bolster our sales initiatives. These increases are partially offset by a decrease in commission expense related to the decline in revenue.
We currently believe that sales and marketing expenses will increase in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product and Content Development. Product and content development expenses increased $1.0 million, or 404%, to $1.2 million from $241 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, product and content development expenses increased $1.8 million, or 412%, to $2.2 million from $431 thousand for the same period in 2006. As a result of our efforts to evaluate and upgrade our technology infrastructure, we had significant increases in our product and content development expense. During the six months ended June 30, 2007, these higher expense costs consisted mainly of increases in technology consulting of $829 thousand, increases associated with technology personnel of $576 thousand, and increases in our Mexico operations of $256 thousand. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.
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
General and administrative expenses increased $1.3 million, or 154%, to $2.2 million, from $871 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, general and administrative expenses decreased $5.4 million, or 57%, to $4.1 million from $9.5 million for the same period in 2006. The decrease is primarily attributed to the decrease in compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer, which occurred during the three months ended March 31, 2006. This decrease is partially offset by increases professional fees, recruiting fees and salaries associated with building and enhancing our business.
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
Cash flow changes
Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition, and other stock-based compensation expense. Net cash used in operations was $5.0 million for the six months ended June 30, 2007 compared to $1.1 million for the same period in 2006. For the six months ended June 30, 2007, net cash used by operations consisted primarily of a net loss of $6.9 million offset by non-cash expenses of $196 thousand in depreciation and amortization plus $1.1 million related to the issuance of stock options to employees and common stock to directors. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts payable of $687 thousand and other assets of $90 thousand offset by decreases in trade accounts receivable of $10 thousand, other current assets of $96 thousand and accrued expenses of $155 thousand. Net cash used by operations for the six months ended June 30, 2006 consisted of a net loss of $10.0 million offset by non-cash expenses of $42 thousand in depreciation and amortization plus $7.4 million related to the issuance of warrants for strategic initiatives, including an executive acquisition and $1.4 million related to the issuance of stock options and warrants for compensation. Changes in working capital for the six months ended June 30, 2006 included decreases in accounts receivable of $36 thousand, accrued expenses of $61 thousand, other assets of $21 thousand and deferred revenue of $29 thousand offset by increases in accounts payable of $106 thousand and other current assets of $9 thousand.

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
Among the factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:
•	our ongoing operating losses;

•	the possibility of liability for information displayed or accessed via our website and for other commerce related activities; · competition in the operation of our website and in the provision of our information retrieval services;

•	the ability to protect our intellectual property rights;

•	the ability to retain our executive officers and senior management;

•	the ability to raise additional capital;

•	changing laws, rules, and regulations;

•	potential liability for breaches of security on the Internet;

•	dependence on third party databases and computer systems;

•	competition from traditional media companies; and

•	new technologies that could block our ability to advertise.
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