Form 10QSB
period 2007-09-30
QUEPASA CORP
filed 2007-11-19
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(480) 348-2665
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock as of November 14, 2007 was 12,279,511 shares.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

QUEPASA CORPORATION AND SUBSIDIARIES

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		December 31,
	September 30,	2006
	2007	(As Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,068,814	$14,093,811
Accounts receivable, net of allowance of $6,000 and $0	97,311	74,355
Other current assets	529,841	332,478

Total current assets	6,695,966	14,500,644

Property and equipment — net	1,027,655	546,481
Jet rights — net	910,900	986,457
Other assets	144,071	55,102

Total assets	$8,778,592	$16,088,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,091,367	$711,486
Accrued expenses	487,678	92,070
Unearned grant income	72,865	94,980

Total current liabilities	1,651,910	898,536

COMMITMENTS AND CONTINGENCIES (see Note 2)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,279,511 shares issued and outstanding at September 30, 2007 and 11,705,861 shares issued and outstanding at December 31, 2006	12,280	11,706
Additional paid-in capital	145,599,834	143,271,109
Accumulated deficit	(138,485,457)	(128,094,164)
Accumulated other comprehensive income	25	1,497

Total stockholders’ equity	7,126,682	15,190,148

Total liabilities and stockholders’ equity	$8,778,592	$16,088,684

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Nine Months Ended		For the Three Months Ended
		September 30,		September 30,
	September 30,	2006	September 30,	2006
	2007	(As Restated)	2007	(As Restated)
	(Unaudited)		(Unaudited)

REVENUES	$189,939	$302,185	$64,197	$53,713

OPERATING COSTS AND EXPENSES:
Search services	—	200,142	—	34,812
Sales and marketing	1,038,742	307,471	193,468	167,807
Product and content development	4,008,657	724,033	1,799,209	292,559
General and administrative	5,618,261	10,409,698	1,557,651	943,976
Depreciation and amortization	323,820	65,683	127,559	23,914

TOTAL OPERATING COSTS AND EXPENSES	10,989,480	11,707,027	3,677,887	1,463,068

LOSS FROM OPERATIONS	(10,799,541)	(11,404,842)	(3,613,690)	(1,409,355)

OTHER INCOME (EXPENSE):
Interest income	380,603	43,894	88,779	27,625
Interest expense	—	(1,616)	—	(792)
Other income	27,645	—	9,959	—

TOTAL OTHER INCOME	408,248	42,278	98,738	26,833

LOSS BEFORE INCOME TAXES	(10,391,293)	(11,362,564)	(3,514,952)	(1,382,522)
Income taxes	—	—	—	—

NET LOSS	$(10,391,293)	$(11,362,564)	$(3,514,952)	$(1,382,522)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.85)	$(1.34)	$(0.29)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,217,299	8,451,121	12,270,761	9,291,919

NET LOSS	$(10,391,293)	$(11,362,564)	$(3,514,952)	$(1,382,522)
Foreign currency translation adjustment	(1,472)	(7,833)	(1,508)	(26,094)

COMPREHENSIVE LOSS	$(10,392,765)	$(11,370,397)	$(3,516,460)	$(1,408,616)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2007

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance—December 31, 2006 (as restated)	—	$—	11,705,861	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148
Issuance of stock options for compensation	—	—	—	—	1,189,048	—	—	1,189,048
Issuance of common stock to directors for compensation	—	—	41,250	42	227,059	—	—	227,101
Exercise of stock options	—	—	526,000	526	883,824	—	—	884,350
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Foreign currency translation adjustment	—	—	—	—	—	—	(1,472)	(1,472)
Net loss	—	—	—	—	—	(10,391,293)	—	(10,391,293)

Balance—September 30, 2007 (Unaudited)	—	$—	12,279,511	$12,280	$145,599,834	$(138,485,457)	$25	$7,126,682

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
		September 30,
	September 30,	2006
	2007	As Restated
	(Unaudited)
Operating activities:
Net loss	$(10,391,293)	$(11,362,564)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,820	65,683
Issuance of warrants for strategic initiatives	—	7,387,979
Issuance of stock options and warrants for compensation	1,189,048	1,717,992
Issuance of common stock to directors for compensation	227,101	—
Issuance of stock options for professional services	—	5,839
Grant income	(22,115)	—
Provision for bad debts	6,175	6,384
Changes in operating assets and liabilities:
Accounts receivable	(29,131)	31,620
Other current assets and other assets	(286,332)	(62,355)
Accounts payable and accrued expenses	775,489	135,740
Deferred revenue	—	(37,507)

Net cash used in operating activities	(8,207,238)	(2,111,189)

Investing activities:
Purchase of property and equipment	(729,437)	(156,094)

Net cash used in investing activities	(729,437)	(156,094)

Financing activities:
Payments on long-term debt	—	(5,263)
Proceeds from exercise of stock options and warrants	913,150	4,759,866

Net cash provided by financing activities	913,150	4,754,603

Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(8,023,525)	2,487,320
Effect of foreign currency exchange rate on cash	(1,472)	(7,833)

Net (decrease) increase in cash and cash equivalents	(8,024,997)	2,479,487
Cash and cash equivalents at beginning of period	14,093,811	1,441,889

Cash and cash equivalents at end of period	$6,068,814	$3,921,376

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$684	$1,616

Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1—Description of Business
Quepasa Corporation (the “Company”), a Nevada corporation, was incorporated in June 1997. The Company is a Spanish/English language Internet portal and online community targeting the U.S. Hispanic and Latin American markets. The Company’s web site provides users search engine capabilities and traditional portal services centered around the Spanish market. The quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico S.A. de C.V. Because the language preference of many U.S. Hispanics is English, the web site also offers users the ability to access information and services in the English language.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB on April 17, 2007 and the amended consolidated financial statements and related notes for 2006 filed with the SEC on Forms 10-KSB/A on May 4, 2007 and October 30, 2007.
Summary of Significant Accounting Policies
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
Reclassifications
Certain prior period amounts in the unaudited condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.
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
The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	September 30,
	2007	2006
Stock options	1,357,200	2,772,200
Warrants	4,432,500	2,974,400

Total	5,789,700	5,746,600

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact, if any, that SFAS 159 will have on the consolidated financial statements.
Note 2—Commitments and Contingencies
Operating Leases
The Company leases its facilities under three non-cancelable operating leases which expire in 2007 and 2009. Future minimum lease payments under these leases as of September 30, 2007 are as follows:

2007	$90,000
2008	334,000
2009	135,000

Total	$559,000

Litigation
On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contained various allegations and sought damages in amounts up to $311,400. On September 10, 2007, this case was tried to a jury. After hearing the evidence, the Judge, on his own ruling, dismissed all fraud allegations brought against the Company. The jury then considered the remaining claims for breach of contract and found for the Company on Mr. Behar’s claim for breach of a stock option contract. However, the jury awarded Mr. Behar a total of $1,855.43 on his claim for unpaid commissions. The Company has filed a motion seeking reimbursement from Mr. Behar for the Company’s attorneys’ fees and costs incurred to defend this litigation. Mr. Behar has filed his own motion seeking reimbursement for his attorneys’ fees and costs. Both motions have been fully briefed and are pending before the Court.
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

Note 3—Stock Option Plans
A summary of employee stock option activity under the 1998 Stock Option Plan during the nine months ended September 30, 2007 is as follows:

	Number of	Weighted-Average
Options	Stock Options	Exercise Price
Outstanding at December 31, 2006 (1)	2,248,075	$2.42
Granted	—	—
Exercised	(526,000)	1.68
Forfeited or expired	(671,875)	2.12

Outstanding at September 30, 2007 (1)	1,050,200	$2.98

Exercisable at September 30, 2007 (2)	757,200	$2.34

(1)	Excludes stock options to purchase 110,000 shares of common stock at a weighted average exercise price of $1.93 per share being held by consultants.

(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.
On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). All stock options previously granted under the 2006 Plan that were subject to stockholder approval are now outstanding. Pursuant to the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. As of September 30, 2007, there are 4,133,625 shares of common stock reserved for issuance under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards. During the nine months ended September 30, 2007, the Company granted 41,250 unrestricted shares of common stock to its directors pursuant to the 2006 Plan.
A summary of employee stock option activity under the 2006 Stock Incentive Plan during the nine months ended September 30, 2007 is as follows:

	Number of	Weighted-Average
Options	Stock Options	Exercise Price
Outstanding at December 31, 2006	—	$—
Granted	338,000	10.00
Exercised	—	—
Forfeited or expired	(141,000)	—

Outstanding at September 30, 2007	197,000	$10.00

Exercisable at September 30, 2007	75,000	$10.00

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

	For the Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate:	5.0%	4.6%
Expected term:	5 Years	5 years
Expected dividend yield:	0%	0%
Expected volatility:	156%	170%
The Company recognized compensation expense for the issuance of options and warrants of $276,951 and $335,173 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized compensation expense of $1,189,048 and $1,056,248, respectively.
As of September 30, 2007, there was $1,360,839 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.33 years.
Note 4—Related Party Transactions
Alonso Ancira, a member of the Company’s Board of Directors, serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (“Organization”). The Company made net payments of $125,000 and $250,000 to this Organization as part of a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) during the three and nine months ended September 30, 2007. See the Contractual Obligations and Commitments section within Item 2. Management’s Discussion and Analysis or Plan of Operation.
Note 5—Restatement of Interim Financial Information
5a. April 2007 Restatement
In the fourth quarter of 2006, the Company identified accounting errors related to its accounting for stock options and warrants during 2006. Accordingly, the Company has restated its interim financial information for the three and nine months ended September 30, 2006. The Company revisited the assumptions applied in its valuation of certain warrants and stock option awards. Upon review of the assumptions applied during the three and nine months ended September 30, 2006, it was determined that certain assumptions related to the expected term and volatility used in the Black-Scholes option pricing model needed correction. These corrections resulted in a charge of $28,175, which resulted in an increase in net loss of $28,175 or ($0.00) per share for the three months ended September 30, 2006 and a charge of $4,871,642, which resulted in an increase in net loss of $4,871,642 or ($0.58) per share for the nine months ended September 30, 2006. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the three and nine months ended September 30, 2006. These reclassifications had no effect on total operating expenses or net loss. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for the nine months ended September 30, 2006.
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

The following table summarizes the effects of the restatement and reclassifications on the Company’s operating costs and expenses for the three and nine months ended September 30, 2006:

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

The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of September 30, 2006:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of September 30, 2006:
Previously reported	$—	$9,754	$122,626,287	$(118,833,434)	$(13,544)	$3,789,063
Adjustments	—	(10)	4,871,652	(4,871,642)	—	—

Restated	$—	$9,744	$127,497,939	$(123,705,076)	$(13,544)	$3,789,063

5b. October 2007 Restatement
In October 2007, the Company identified errors related to its accounting for stock options and warrants granted during 2006 and 2007. Accordingly, the Company has restated its interim financial information for the three and nine months ended September 30, 2006. Upon review of the assumptions applied in the Black-Scholes option pricing model for warrants and stock option awards granted in 2006 and 2007, the Company determined that errors existed in the expected volatility rates and expected terms used in the valuation process of the warrants and stock option awards. As a result, the Company recorded an additional $57 thousand and $2.1 million in non-cash stock compensation expense during the three and nine months ended September 30, 2006, respectively. The restatements have no impact on the Company’s cash flows from operating, investing, or financing activities for the nine months ended September 30, 2006.
The following table summarizes the effects of the restatement on the Company’s interim financial information for the three and nine months ended September 30, 2006:

	Previously	Total
	Reported	Adjustments	Restated
	(Unaudited)
For the three months ended September 30, 2006:
Loss from operations	$(1,352,309)	$(57,046)	$(1,409,355)
Net loss	(1,325,476)	(57,046)	(1,382,522)
Loss per share	(0.14)	(0.01)	(0.15)

For the nine months ended September 30, 2006:
Loss from operations	$(9,259,221)	(2,145,621)	(11,404,842)
Net loss	(9,216,943)	(2,145,621)	(11,362,564)
Loss per share	(1.09)	(0.25)	(1.34)

The following table summarizes the effects of the restatement on the Company’s operating costs and expenses for the three and nine months ended September 30, 2006:

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
The following table summarizes the effects of the restatement on the Company’s stockholders’ equity as of September 30, 2006:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of September 30, 2006:
Previously reported	$—	$9,744	$127,497,939	$(123,705,076)	$(13,544)	$3,789,063
Adjustments	—	—	2,145,621	(2,145,621)	—	—

Restated	$—	$9,744	$129,643,560	$(125,850,697)	$(13,544)	$3,789,063

Note 6 — Going Concern Qualification
Based on the Company’s cash balances of approximately $6.1 million as of September 30, 2007 and recurring negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time after such date. However, the Company is actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.
The Company has appointed a new executive team. This new executive team has begun a program to reduce expenses, increase revenue, and improve overall liquidity.
The accompanying unaudited condensed consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Information
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
Company Overview
Quepasa.com is one of the largest and longest-established, bicultural, Hispanic online communities. Our goal is to entertain and grow the membership and visitors to our Internet community. Our interactive website delivers content, products, and services to our users in both English and Spanish. We focus our business on our online social network which is comprised primarily of Hispanic and Latino internet users from 18-to-34 years of age, living in the United States and in Central and South America.
Our goal is to provide an increasing array of content, including videos, music, chat, email and online dating, to our website that is designed to promote social interaction and information sharing among our members. Our content is designed to attract traffic to our website. During 2007, as a result of increased traffic to our website, we determined that our technology infrastructure required substantial upgrades in order to meet the increased demand of our members and to continue to scale our performance for our users. The redesign or our website is intended to introduce a more robust website with a variety of content focused on driving internet traffic to the QuePasa website. Once the redesign and re-launch of the website is complete, we expect our traffic to increase and provide us the opportunity to market the advertising potential of our web site community to a number of major consumer product firms, including healthcare providers, financial institutions, and other enterprises seeking a nexus with the emerging Hispanic market. Once we have launched the new, more robust website we intend to actively pursue such advertising by mounting a sales program targeting large advertising agencies and their clients.
On October 30 2007 the company’s board of directors announced several changes in the Company’s Executive management. Robert B. Stearns, Chief Executive Officer and Chairman of the Board of Directors of the Company, resigned from such positions, effective October 25, 2007. In connection with his resignation the Company also announced the appointment of John C. Abbott as Chief Executive Officer and Chairman of the Board of the Company on October 25, 2007. Also the Company announced that Charles B. Mathews, the Company’s Executive Vice President and Chief Financial Officer, resigned from such position, effective at the close of business on October 29, 2007. In connection with his resignation the company announced the appointment of Michael D. Matte as Executive Vice President and Chief Financial Officer of the Company, effective at the close of business on October 29, 2007. In connection with Mr. Matte’s appointment as Executive Vice President and Chief Financial Officer, he has resigned from his positions as a member of the Company’s Board of Directors and Chairman of the Audit and Nominating Committees, effective at the close of business on October 29, 2007.
The new executive management team is in the process of evaluating the direction of the Company, the redesign of the Website and the content to be used to increase the traffic and grow the existing on-line Hispanic community.
Revenue sources
During the nine months ended September 30, 2007, our revenue was generated from three principal sources: revenue earned from the sale of banner advertising on our website, the Google AdSense program, and subscription sales. During the same period for the nine months ended September 30, 2006, our revenue also included revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies.
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
Results of Operations
Comparison of the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006
Our results of operations for the three and nine months ended September 30, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. For the three months ended September 30, 2007 we had a net loss of $3.5 million compared to a net loss of $1.4 for the three months ended September 30 2006, an increase of $2.1 million. For the nine months ended September 30, 2007 we had a net loss of $10.4 million compared to a net loss of $11.4 million for the nine months ended September 30, 2006, a decrease of $1 million. The increase in the net loss for the three months ended September 30, 2006 of 2.1 million is primary the result of increased spending in product content and development of $1.5 million and increased spending in General and administrative expenses of approximately $0.6 million. For the nine months ended September 30, 2007 decrease in the loss of $1 million is primarily the result of the reduction in stock based compensation expense for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 of $7.7 million offset by an increases in domestic head count in both sales and marketing and product and content development and general and administration.

Revenues
We generated $64 thousand of revenue for the three months ended September 30, 2007; an increase of $10 thousand, or 20%, from the $54 thousand of revenue generated for the three months ended September 30, 2006. For the nine months ended September 30, 2007 we generated $190 thousand of revenue, a decrease of $112 thousand, or 37%, from $302 thousand for the nine months ended September 30, 2006. These changes are attributable to a decrease in performance-based revenue partially offset by increases in banner advertising revenue. In order to generate significant revenue under the new business model, we must continue to enhance the development and marketing of our banner advertising inventory. For the nine months ended September 30, 2007, our revenue was primarily generated from banner advertising.
Banner Advertising Revenue. Banner advertising revenue for the three months ended September 30, 2007 increased by $48 thousand, or 391%, compared to the prior year. For the nine months ended September 30, 2007 banner advertising revenue increased by $130 thousand, or 593%, from $22 thousand in the prior year. For the three and nine months ended September 30, 2007, banner advertising revenue accounted for 93% and 80% of total revenue, respectively, compared to 23% and 7% for the three and nine months ended September 30, 2006, respectively.
Google AdSense. Google AdSense revenue for the three months ended September 30, 2007 decreased by $2 thousand, or 41%, as compared to the prior year. For the nine months ended September 30, 2007, Google AdSense revenue decreased by $13 thousand, or 35%, as compared to the prior year as a result of the change from the old business model. For the three and nine months ended September 30, 2007, Google AdSense revenue accounted for approximately 6% and 19% of total revenue, respectively, compared to 11% and 16% for the three and nine months ended September 30, 2006, respectively.
Performance-based Revenue. Performance-based revenue for the three months ended September 30, 2007 decreased by $35 thousand, or 100%, as compared to the prior year. For the nine months ended September 30, 2007 performance based revenue decreased by $231 thousand, or 100%, as a result of the change from the old business model. During 2006, we shifted our business model from the less profitable performance based revenue to a banner advertising revenue model. As of December 31, 2006, we have discontinued our performance based services.
Subscription Sales. Subscription based revenue for the three and nine months ended September 30, 2007 resulted in approximately 2% and 1% of total revenues, respectively. Subscription based sales were generated through various content channels of the site, including the ringtone store and the television channel.
Operating Costs and Expenses
Search Services. Search services expenses decreased $35 thousand and $200 thousand, or 100%, for the three and nine months ended September 30, 2007. This change is attributable to a discontinuation of our expenses related to online distribution agreements and corresponds to the discontinued performance based revenue at the end of 2006.
Sales and Marketing. Sales and marketing expense increased $25 thousand, or 15%, to $193 thousand, from $168 thousand for the three months ended September 30, 2007 and September 30, 2006. For the nine months ended September 30, 2007, sales and marketing expense increased $732 thousand, or 238%, to $1,039 thousand from $307 thousand for the nine months ended September 30, 2006. During 2007, we expanded our sales and marketing efforts to acquire more advertisers and traffic compared to 2006. In 2007 we opened sales offices in New York City and Miami and hired sales and marketing personnel to bolster our sales initiatives.
Product and Content Development. Product and content development expenses increased $1.5 million, or 515%, to $1.8 million from $0.3 million for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007, product and content development expenses increased $3.3 million, or 454%, to $4.0 million from $0.7 million for the same period in 2006. These increases are attributed to our efforts to evaluate and upgrade our technology infrastructure in 2007. During the nine months ended September 30, 2007, we had significant increases in technology consulting fees of $1.8 million, increases associated with product development and technology personnel of $662 thousand, and increases in our Mexico operations of $397 thousand. Quepasa.com de Mexico provides substantially all of our design, translation services, and website management and development services for us.
General and Administrative. General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation), salaries, travel and entertainment, dues and subscriptions expense, and professional fees.

General and administrative expenses increased $0.7 million, or 65%, to $1.6 million, from $0.9 million for the three months ended September 30, 2007 and September 30, 2006, respectively, due to increases in professional fees, travel related expenses, and recruiting fees. For the nine months ended Septmber 30, 2007, general and administrative expenses decreased $4.8 million, or 46%, to $5.6 million from $10.4 million for the same period in 2006. The decrease is primarily attributed to the decrease in stock based compensation expense of $7.4 million for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer, which occurred during the three months ended March 31, 2006. This decrease is partially offset by increased professional fees, recruiting fees and salaries associated with building and enhancing our business.
The decrease in general and administrative expenses for the nine months ended September 30, 2007 was offset by the increases in the following areas for the nine months ended September 30, 2007 compared to the same period in 2006:
•	An increase in general and administrative salaries of $296 thousand, or 98%, to $598 thousand from $302 thousand for the prior year. This increase is driven by our increased staffing levels during the first nine months of 2007.

•	An increase in recruiting fees of $448 thousand, to $462 thousand from $14 thousand for the prior year due to the increased hiring incurred during the first nine months of 2007.

•	An increase in professional fees expense of $1.1 million, or 236%, to $1.6 million from $0.5 million for the prior year. This increase is primarily attributable to an increase in accounting related fees of $500 thousand and an increase in legal fees of $500 thousand compared to the prior year.

•	An increase in travel and entertainment of $440 thousand, or 519%, to $525 thousand from $85 thousand for the prior year, an increase in dues and subscriptions of $157 thousand, or 112%, to $297 thousand from $140 thousand for the prior year, and an increase in printing, postage and reproduction of $101 thousand, to $116 thousand from $15 thousand for the prior year.
Depreciation and Amortization. Depreciation and amortization expense increased $104 thousand, or 433%, to $128 thousand from $24 thousand for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007, depreciation and amortization expense increased $258 thousand, or 393%, to $324 thousand from $66 thousand for the same period in 2006. This increase is attributable to the depreciation associated with recent capital purchases and approximately $76 thousand in amortization expense, for the nine months ended September 30, 2007, related to corporate jet rights received as part of the agreement with Mexicans & Americans Thinking Together.
Other Income (Expense). Other income (expense) primarily consists of interest income offset by interest expense. Other income for the three months ended September 30, 2007 increased $72 thousand, to $99 thousand from $27 thousand for the three months ended September 30, 2006. For the nine months ended September 30, 2007, other income increased $366 thousand to $408 thousand from $42 thousand for the same period in 2006. The increased income is mainly attributable to the additional interest earned on cash and cash equivalents.
Liquidity and Capital Resources
As of September 30, 2007 and December 31, 2006:

	2007	2006
Cash and cash equivalents	$6,068,814	$14,093,811

Percentage of total assets	69%	88%

For the nine months ended September 30, 2007 and 2006:

	2007	2006
Net cash used in operating activities	$(8,207,238)	$(2,111,189)
Net cash used in investing activities	$(729,437)	$(156,094)
Net cash provided by financing activities	$913,150	$4,754,603

We have substantial capital resource requirements and have generated significant losses since our inception. At September 30, 2007, we had $6.1 million in cash and cash equivalents compared to $14.1 million at December 31, 2006.
We invest excess cash predominately in marketable securities that are liquid. We also invest excess cash to support our growing infrastructure needs and to expand our operations.

During the nine months ended September 30, 2007, we obtained gross proceeds of $913 thousand from the exercise of stock options. During the nine months ended September 30, 2006, we obtained gross proceeds of $4.8 million from the exercise of stock options and warrants. We intend to operate through a combination of cost savings and increased revenue.
Based on our current cash balances of $6.1 million as of September 30,2007 and our recurring negative operating cash flows, there is substantial doubt about our ability to continue as a going concern for the next twelve months. However, we are actively pursuing financial commitments from certain investors to provide additional funding to support the business. In addition, we are exploring strategic alternatives to reduce the amount of cash required to effectively operate the business and generate positive cash flows and profitability.
The Company has appointed a new executive team. This new executive team has begun a program to reduce expenses, increase revenue, and improve overall liquidity.
The accompanying consolidated financial statements, as restated, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Cash flow changes
Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation, warrants issued for strategic initiatives, including an executive acquisition, and other stock-based compensation expense. Net cash used in operations was $8.2 million for the nine months ended September 30, 2007 compared to $2.1 million for the same period in 2006. For the nine months ended September 30, 2007, net cash used by operations consisted primarily of a net loss of $10.4 million offset by non-cash expenses of $324 thousand in depreciation and amortization plus $1.4 million related to the issuance of stock options to employees and common stock to directors. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts payable and accrued expenses of $775 thousand offset by decreases in trade accounts receivable of $29 thousand, other current assets and other assets of $286 thousand. Net cash used by operations for the nine months ended September 30, 2006 consisted of a net loss of $11.4 million offset by non-cash expenses of $66 thousand in depreciation and amortization plus $7.4 million related to the issuance of warrants for strategic initiatives, including an executive acquisition and $1.7 million related to the issuance of stock options and warrants for compensation. Changes in working capital for the nine months ended September 30, 2006 included decreases in other current assets and other assets of $62 thousand and deferred revenue of $38 thousand offset by increases in trade accounts receivable of $32 thousand and $136 thousand of accounts payable and accrued expenses.
Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $729 thousand for the nine months ended September 30, 2007, compared to capital expenditures of $156 thousand for the same period in 2006. The increase for the nine months ended September 30, 2007 was primarily a result of our purchase of certain hardware to support our expanding operations.
Net cash provided by financing activities is driven by our financing activities related to stock option and warrant exercises. Cash proceeds from the exercise of stock options and warrants were $0.9 million for the nine months ended September 30, 2007, compared to $4.8 million, for the same period in 2006.
Capital expenditures
Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures. Capital expenditures were $729 thousand for the nine months ended September 30, 2007, compared to $156 thousand for the same period in 2006.
Contractual Obligations and Commitments
On November 20, 2006, in connection with a financing transaction, the Company entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with an investor and a foundation formed and controlled by the investor (the “Organization”) The CSMSA provides that the Company will develop, operate and host the Organization website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500 thousand per annum. The CSMSA further provides that the Company will pay the Organization operating costs through October 2016 (including certain special event costs commencing in year four), up to $1.2 million per annum, minus the Company’s costs and expenses for providing the services described above. Through the nine months ended September 30, 2007, the net cash outflows related to the CSMSA were $250 thousand.

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
Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. In particular, see the description of risks and uncertainties that is set forth in our Forms 10-KSB and 10-KSB/A for the fiscal year ended December 31, 2006, filed on April 17, 2007, May 4, 2007, and October 29, 2007, as well as other similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.
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
Remediation of Certain Weaknesses and Changes in Internal Controls
As discussed in the Company’s Annual Report on Form 10-KSB and the amended 10-KSB/A for the year ended December 31, 2006, during the financial reporting process for the fiscal year end December 31, 2006, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances.

The Company is addressing these identified weaknesses by, among other things, conducting a search for additional and more experienced information technology and accounting and finance staff to bolster the Company’s internal capabilities and expertise; address information technology controls and procedures; increased oversight of the Company’s operations in Mexico; improving the Company’s technology related to its business and operations; and undertaking to systemically resolve such weaknesses in consultation with its independent auditor.
During the period ended September 30, 2007, management augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended September 30, 2007, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.
As part of the Company’s on-going efforts to address the weaknesses discussed above, in the third quarter of 2007 the Company has hired a new Controller and an outside consultant to assist with the financial review and reporting processes. In addition, as previously disclosed, the Company has hired a new Chief Financial Officer during the fourth quarter of 2007 and is currently developing a remediation plan to address the internal control weaknesses.
Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

QUEPASA CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 14, 2005, Mr. Craig Behar filed a complaint against the Company in Maricopa County Superior Court (case no. CV2005-004439) in Phoenix, Arizona. The complaint contained various allegations and sought damages in amounts up to $311,400. On September 10, 2007, this case was tried to a jury. After hearing the evidence, the Judge, on his own ruling, dismissed all fraud allegations brought against the Company. The jury then considered the remaining claims for breach of contract and found for the Company on Mr. Behar’s claim for breach of a stock option contract. However, the jury awarded Mr. Behar a total of $1,855.43 on his claim for unpaid commissions. The Company has filed a motion seeking reimbursement from Mr. Behar for the Company’s attorneys’ fees and costs incurred to defend this litigation. Mr. Behar has filed his own motion seeking reimbursement for his attorneys’ fees and costs. Both motions have been fully briefed and are pending before the Court.
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

Quepasa Corporation
November 19, 2007	By:	/s/ John C. Abbott
		Name:	John C. Abbott
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

November 19, 2007	By:	/s/ Michael D. Matte
		Name:	Michael D. Matte
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Restated Articles of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on August 15, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on July 3, 2007.