Form 10KSB
period 2007-12-31
QUEPASA CORP
filed 2008-03-31
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year: $219,466.
The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 27, 2008, computed by reference to the last sale price of $2.66 per share on the NASDAQ Capital Market, was $33,604,474.
The number of shares outstanding of the issuer’s common stock as of March 27, 2008, was 12,633,261 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Quepasa Corporation’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format Yes ☐ No ☑

Quepasa Corporation
FORM 10-KSB
For the fiscal year ended December 31, 2007
INDEX

		Page
PART I

Item 1.	Description of Business	3

Item 2.	Description of Properties	10

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Securities Holders	10

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	11

Item 6.	Management’s Discussion and Analysis or Plan of Operation	11

Item 7.	Financial Statements	17

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18

Item 8A	Controls and Procedures	18

Item 8B	Other Information	19

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	21

Item 10.	Executive Compensation	21

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 12.	Certain Relationships and Related Transactions and Director Independence	21

Item 13.	Exhibits	21

Item 14.	Principal Accountant Fees and Services	21

Signatures		21

Exhibit 10.18
Exhibit 10.21
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
Item 1. Description of Business
The Company
In 2007, Quepasa Corporation (the “Company”) transitioned from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of the site into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December of 2007, the Company’s portal service was discontinued. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. The Quepasa.com website community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages.
We seek to create innovative and high quality Internet services for users and to provide efficient and effective marketing opportunities for businesses to reach these users. We focus on increasing our user base and enhancing the user experience on our website to broaden the value of our user base to advertisers and to increase the revenue from these advertisers. We believe that we can increase our user base by offering compelling Internet services and effectively integrating community, personalization, and content to create a powerful user experience. These user relationships and the social community enable us to leverage our offered forms of online advertising as well as premium services for users.
While many of our services are free to our users, we intend to generate revenue by providing marketing services and advertising opportunities to businesses and by establishing paying relationships with our users for premium services and products. All of our offerings are currently available in both English and Spanish.
Industry Overview
We believe that the Hispanic market, particularly among 18-34 year olds in the United States, is an attractive market niche for companies who strive to advertise their brands to that market segment.
Hispanic growth and concentration: According to the United States Census Bureau and published sources, the Hispanic population:
•	totaled 44.3 million, or 14.8% of the total U.S. population, in 2006, an increase of approximately 25.9% from 35.2 million or 12.5% of the total U.S. population in 2000;
•	is expected to grow to 102.6 million, or 24.4% of the total U.S. population, by 2050, an increase of 66.9 million, or 187.4%, between 2000 and 2050;
•	is the fastest growing minority group at 3.4% in the U.S. by adding one in every two people to the US population between 2005 and 2006; and
•	is relatively young according to the 2005 U.S. Census; the number of US Hispanics age 0-24 will rise 25% between 2000 and 2010 as compared to 5.3% for the general population of the same age group. As of 2006, it has a median age of 27.4, compared to 36.4 for the rest of the population.
In addition, 15 states have at least 500,000 Hispanic residents and in 22 states Hispanics are the largest minority, which makes Hispanics in the United States an attractive demographic group for advertisers, enabling marketers to deliver messages cost effectively to a highly targeted audience through geographic targeted ad serving.
Hispanic use of the Internet: According to eMarketer, in 2007, Hispanics represented 10% or 18.8 million users of all Internet users in the United States. This group is expected to grow to 11.4% by 2011. From 2001 to 2004, internet usage by Hispanics has increased by 32.9% which is a faster pace than the general population at 17.9%. eMarketer reports that more than 35% of online Hispanics were 24 years old or younger, which is a coveted demographic to reach by advertisers. Forrester Research reports that 54% of Hispanic “social networkers” are Spanish-preferring over English.

Increasing Hispanic purchasing power: The purchasing power of Hispanic households is rapidly increasing. A 2005 Selig Center study predicts that Hispanics’ collective buying power will hit $923 billion in 2008 and over $1 trillion by 2010. Captura Group and Idiom Technologies anticipates by 2050, the Hispanic population in the United States could represent a consumer marketplace of between $2.5 and $3.6 trillion. The U.S. Census Bureau reports that in 2005, 49.5% of all Hispanics own their home.
The MediaAudit reports online shopping has grown at a faster pace for Hispanics than the general population. Over 38% of Hispanics made at least one purchase online in 2004 as compared to 24.4% in 2001.
Market Opportunity
We are committed to providing a comprehensive set of Internet marketing solutions for advertisers. We believe there is ongoing growth in the online advertising market and an increasing shift in advertisers’ use of online media as audiences shift toward the Internet from traditional media:
•	According to eMarketer, U.S. online spending in 2008 will reach $27.5 billion and by 2011 it will increase by 53% to $42.0 billion. The estimated online share of total U.S. media ad spending will grow from 9.3% in 2008 to 13.3% in 2011;
•	eMarketer estimates that by the end of 2007, 38% of all U.S. Internet users or 72 million people, will have used social networking at least once a month. By 2011, half of all internet users, nearly 105 million people, will use social networking regularly. In 2008, U.S. Social Network Advertising Spending will continue to grow to an estimated $1.6 billion and by 2011 is estimated to increase 69% to $2.7 billion;
•	ZenithOptimedia’s December 2007 report, predicts internet advertising to overtake global radio advertising spending in 2008, to attain double digit share of global advertising in 2009, and to overtake magazine advertising in 2011, with 11.5% of total advertising spending representing $60.9 billion dollars;
•	According to PriceWaterhouseCoopers, Internet advertising and access spending in Latin America will increase from $6.0 billion in 2006 to $12.2 billion in 2011;
•	GroupM predicts Latin American advertising spending to grow from $14.4 billion in 2006 to $19.3 billion in 2008; and
•	ComScore reports that there are 53.6 million users in Latin America as of June 2007.
We are committed to capitalizing on this shift to Internet advertising and helping our advertisers create and execute Internet marketing strategies that both encourage our users to interact with our advertisers’ brands as well as provide valuable insights into their customer base.
Although businesses have many online advertising options, we believe that there are only limited opportunities available to effectively reach the rapidly growing Hispanic online population. We believe that the traditional advertising agency approach to Hispanic marketing is too slow and costly to effectively reach this population in light of rapidly evolving online marketing trends. We believe we are among the first technology companies to develop, deploy, and promote cost effective, performance-based online marketing solutions for the Spanish language market. We utilize our continuing research of the Hispanic marketplace and our understanding of our users and their interests to offer a suite of targeted marketing services for our advertisers to meet the full range of their needs from brand building, to consumer awareness, direct marketing, lead generation and commerce services.
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

Products and Services
Products and services for businesses:
In 2007, Quepasa moved away from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of the site into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December of 2007, the portal service of Quepasa was discontinued. Quepasa re-launched the site on February 6, 2008, to be solely a Hispanic social network with content provided by the user community.
We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages.
For advertising services, we earn revenue as follows:
•	Banner advertising, in which we earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered. An “impression” is delivered when an advertisement appears on our website pages viewed by users. We recognize such revenue ratably over the contract period.
•	Other types of display advertising earn revenue for Quepasa using various business models, such as, but not limited to, cost per click, flat fee, and cost per acquisition.
•	We partner with offline properties and provide the online media component to their sponsorship packages. When the online sponsorship package is sold, Quepasa splits the revenue with the content provider.
•	We will continue to sell the opportunity for marketers to email our registered user base with a branded message.
•	We will also continue to sell the bulletin functionality to advertisers. Bulletins allow ads to be posted directly to a user’s profile.
Products and services for community members: Our offerings to users of our website include bilingual products and services that promote social interaction, information sharing, and other topics of high importance to Hispanic users, including blogs, chat, user created communities, email, bulletins, message boards, news, invites, photos, music and video. We offer services free of charge to provide them with the opportunity to discover, connect and interact with other users who share similar interests and ideas.
On February 7, 2007, the Company purchased certain assets of corazones.com. We acquired all existing registered users, the domains corazones.com and corazonesdemexico.com, the existing operating system including the interface, administrative and billing systems and the related logos and trademarks of the associated properties.
In 2008, Quepasa intends to re-launch corazones.com with a fresh design for enhanced user experience. The site is being re-developed to improve performance and enhance the user experience. We plan to add additional functionality such as enhanced search, animated messaging/winks, video chat, revised registration process, and email verification to the site.
The site will move away from a subscription based revenue model to a free adult dating site. Revenue will be generated from display advertising using the same model as Quepasa.com. In some cases, advertising on Corazones.com will be sold as a package with advertising on Quepasa.com.
We continue to invest in our technology infrastructure to improve the user experience. We are updating our hardware and upgrading our data center facilities to improve performance on both Quepasa.com and Corazones.com.
Sales and Marketing
We sell our marketing services to businesses through direct channels. Our direct advertising sales team focuses on selling our marketing services and solutions to leading advertising agencies and marketers in the United States, Mexico and Latin America.
We employ sales professionals in Miami, Florida and Mexico City, Mexico. Our sales representatives consult regularly with agencies and advertisers on design and placement of online advertising, and provide customers with measurements and analysis of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns.
With respect to our users, our sales and marketing activities are focused on developing the Quepasa brand within the Hispanic community in order to gain a competitive advantage that will enable us to attract, retain, and more deeply engage users and advertisers. We believe that our ability to obtain and retain users is also related to our ability to provide a fully bilingual site.

Product Development
We continually seek to enhance and expand our existing offerings and develop new offerings to meet evolving user needs for technological innovation and a deeper, more integrated user experience. We perform research to address fundamental problems facing users, such as making their search for information on the Internet easier and more efficient, providing them tools to help solve their problems, finding new and better ways for them to connect and communicate with family and friends, and guiding them and their family and friends towards high-quality products, songs, movies, and other resources. We also help advertisers connect with customers most likely to be interested in their products, maximizing the advertisers’ marketing investments and providing a better overall user experience. Among our recently introduced products are the Quepasa Mobile Entertainment and Quepasa Market Intelligence services described above. We have developed internally, acquired or licensed the products and services we offer.
During 2007, we made a number of strategic changes to the Quepasa website including a redesign of our homepage and site navigation to better align our content delivery to user experience. In addition, we invested in new hardware and systems to provide increased scalability of our offerings to our expanding user base.
During 2007 and 2006, we incurred $995,888 and $525,847 in research and development costs, respectively.
In January 2008, we hired a Chief Technology Officer to lead the development and enhancement of our new products and services. In addition, the Chief Technology Officer will hire the requisite personnel to enhance the features and functionality of our website and related properties in order to meet the increasing demand for the offerings by our users and advertisers.
Intellectual Property
We create, own and maintain a wide array of intellectual property that we believe are valuable to the Company. Our intellectual property includes patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information.
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
In February 2007, we acquired the assets of Corazones.com, a leading bi-lingual online dating website designed for Hispanic users. As a result of the purchase, we acquired all the related logos and trademarks of the associated properties. Corazones.com offers features to our users that complement our social network suite of products and services.
Competition
The market for Internet products, services, advertising and commerce is very competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, America Online Latin America, and Terra.com.
In addition, a number of companies offering Internet products and services, including our direct competitors, recently began integrating multiple features within the products and services they offer to users. Integration of Internet products and services is occurring through the development of competing products and by acquisitions of or joint ventures and/or licensing arrangements with other Internet companies and our competitors.
Many large media companies have developed, or are developing, Internet navigation services to become “gateway” sites for web users. As these companies develop such portal or community sites, we could lose a substantial portion of our user traffic. Further, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet viewers, such as the regional Bell companies or Internet service providers, such as Microsoft and America Online, currently offer and can be expected to consider further development, acquisition, or licensing of Internet search and navigation functions. These functions may be competitive with those that we offer.

Most of our existing competitors, as well as new competitors such as Spanish-language media companies, other portals, communities and Internet industry consolidators, have significantly greater financial, technical, and marketing resources. Many of our competitors offer Internet products and services that are superior and achieve greater market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse affect on our business.
Employees
As of March 15, 2008, we employed approximately 63 employees, 51 individuals in Sonora, Mexico and 12 in the United States none of whom are represented by a labor union. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.
Executive Officers of the Company

			Officer or
Name	Age	Position	Director Since
John C. Abbot	37	Chief Executive Officer	2007
Michael Matte	48	Chief Financial Officer	2007
Louis Bardov	44	Chief Technology Officer	2008
John C. Abbott has over 15 years of experience in strategic advisory and entrepreneurship. From 1992 to 2005, Mr. Abbott held several senior positions within JPMorgan Chase Bank, N.A. Since 2005, Mr. Abbott has been an advisor to Altos Hornos de Mexico, S.A.B. de C.V. In addition, over the past two years, Mr. Abbott has led investor groups and has participated in the executive committees of two start-up efforts in Brazil, namely Click Filmes (www.clickfilmes.com), Brazil’s first hotel video on demand business and Industria de Entretenimento, an entertainment business that owns the rights to the Pacha brand in Brazil, among others. Mr. Abbott received his A.B. in History from Stanford University and his MBA from Harvard Business School.
Michael D. Matte has over 16 years of experience operating as Chief Financial Officer. Mr. Matte was the Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006 and, from 1998 to 2001, he served as Chief Financial Officer for AmeriJet International. From 1992 to 1998, he served as Chief Financial Officer for InTime Systems International. Prior to serving as Chief Financial Officer for InTime Systems International, he was a Senior Audit Manager for PriceWaterhouseCoopers where he was employed from 1981 to 1992. Mr. Matte continues to serve on the Board of Directors of Iris International, a medical diagnostic company, and has served on its Board since January 2004. Mr. Matte is a Certified Public Accountant and has a B.S. in Accounting from Florida State University.
Louis Bardov has over 21 years experience in software development and technology management. Most recently, Mr. Bardov served as Senior Vice President of Software Development, Customer Care and Customer Retention at Match.com., having started as Match.com’s VP of Internet Development in 2001.
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

Among these factors are, as discussed more below, our current level of indebtedness and the restrictions in our subordinated promissory notes, which may make it difficult to obtain additional financing, our ongoing operating losses, the possibility of liability for information displayed or accessed via our website and for other commerce related activities, competition in the operation of our website and in the provision of our information retrieval services, the ability to protect our intellectual property rights, the ability to retain our executive officers and senior management, the ability to raise additional capital, changing laws, rules, and regulations, potential liability for breaches of security on the Internet, dependence on third party databases and computer systems, competition from traditional media companies, and new technologies that could block our ability to advertise. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular the description of risks and uncertainties that is set forth below and similar disclosures in subsequently filed reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.
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
Risks and Uncertainties
Our current level of indebtedness and the restrictions in our subordinated promissory notes may make it more difficult to obtain additional financing.
As disclosed in the Form 8-K filed on January 25, 2008, we are party to two subordinated promissory notes for the principal amounts of $5,000,000 and $2,000,000, respectively. These subordinated promissory notes impose certain restrictions that may affect, among other things, our ability to incur future debt, sell assets, create liens, make capital expenditures and investments, merge or consolidate, and otherwise, enter into certain transactions outside the ordinary course of business. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our subordinated promissory notes, we may be required to obtain additional financing. If cash flow is insufficient or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our subordinated promissory notes, we could default on our subordinated promissory notes. In the event of a default, the debt holders may accelerate the maturity of our obligations.
We have incurred ongoing operating losses and cannot assure we will be profitable in the future.
For the years ended December 31, 2007 and 2006, we had revenue of $219,466 and $395,432, respectively, and incurred net losses of $13,358,499 and $13,606,031, respectively. We are currently not generating sufficient revenue to reach profitability nor can there be any assurance that we will generate sufficient revenue in the future to be profitable. Continued losses could cause us to limit our operations in order to preserve working capital.
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
Our websites, Quepasa.com and Corazones.com, compete with a number of other Spanish speaking websites, including websites offered by large multinational Internet companies such as Yahoo! Inc. Moreover, we compete with a number of companies that provide information retrieval services, most of which have operated retrieval services in the market for a longer period, are better known, have greater financial resources, have established marketing relationships with leading online services and advertisers, and have secured greater presence in distribution channels. The level of competition could cause us to reduce our prices or increase our marketing costs, either of which would reduce our profitability or increase our losses.
If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.
Our success and ability to compete are often dependent upon internally developed software technology that we are developing for our Quepasa.com and Corazones.com websites. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.
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
We may need to raise additional funds in the future through debt or equity financings in order to remain in business or to expand our operations. We are party to subordinated promissory notes that impose certain restrictions that may affect, among other things, our ability to incur future debt, sell assets, create liens, make capital expenditures and investments, merge or consolidate, and otherwise enter into certain transactions outside the ordinary course of business. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to maintain our operations.
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
Item 2. Description of Properties
Our headquarters are located in Scottsdale, Arizona and consists of approximately 15,931 square feet of office space. The lease expires in May 2009. Our data center is operated in Tempe, Arizona, and our technical operations are provided in leased offices located in Hermosillo, Mexico. We also lease office space in Mexico City, Mexico for our Mexican based sales personnel. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.
Item 3. Legal Proceedings
From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol “QPSA” since October 24, 2006. For the three years prior to that time, our common stock was listed on the Over-the-Counter Bulletin Board under the symbol “QPSA.” The following table sets forth the high and low sales prices of our common stock for each calendar quarter indicated:

	Stock Price
	High	Low
2007
First Quarter	$9.40	$5.65
Second Quarter	$6.85	$3.83
Third Quarter	$6.09	$3.87
Fourth Quarter	$6.00	$1.51

	Stock Price
	High	Low
2006
First Quarter	$4.33	$2.55
Second Quarter	$8.55	$4.08
Third Quarter	$9.25	$5.40
Fourth Quarter	$12.45	$7.30
As of March 27, 2008, we had approximately 633 holders of record of our common stock.
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
Item 6. Management’s Discussion and Analysis or Plan of Operation
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-KSB. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” located in Part I, Item 1, of this Form 10-KSB.
Company Overview
In 2007, Quepasa transitioned from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of the site into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December 2006, the portal service of Quepasa was discontinued. Quepasa re-launched the site on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. Our community provides access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages.

We seek to create innovative and high quality Internet services for users and to provide efficient and effective marketing services for businesses to reach these users. We focus on increasing our user base and enhancing the user experience on our website to broaden the value of our user base to advertisers and to increase the revenue from these advertisers. We believe that we can increase our user base by offering compelling Internet services and effectively integrating community, personalization, and content to create a powerful user experience. These user relationships and the social community enable us to leverage our offered forms of online advertising as well as premium services for users.
While many of our services are free to our users, we intend to generate revenue by providing marketing services and advertising opportunities to businesses and by establishing paying relationships with our users for premium services and products. All of our offerings are currently available in both English and Spanish.
Revenue sources
During 2007 and 2006, our revenue was primarily generated from three principal sources: revenue earned from “performance based” insertion of results from our directory and search engine based on proprietary technologies, revenue earned from the Google AdSense program and the sale of banner advertising on our website.
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
Summary
The majority of our revenues correlate to the number and activity level of users on our website. In 2007 we redesigned and enhanced our website to provide a more relevant and user friendly experience. We believe that enhancing the user experience leads to a more valuable experience to both our users and advertisers and provides additional opportunities to introduce users to our products and services. By providing a more robust community experience while providing continued new products and services, we seek to become an essential part of our users’ online experience. We believe this deeper engagement of new and existing users and our website, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2008.
Operating Expenses
Our principal operating expenses for 2007 and 2006 consist of the following:
•	search services expenses;
•	product and content development expenses;
•	sales and marketing expenses;
•	general and administrative expenses; and
•	depreciation and amortization.
Search Services Expenses: Our search services expenses consist of payments made to our affiliates and partners that have either integrated our performance based search services into their sites or provided traffic to our directory listings. There are generally two economic structures of the affiliate and partner agreements: fixed payments based on a minimum amount of traffic delivered and variable payments based on the amount of searches or paid clicks associated with affiliate or partner traffic.
Product and Content Development Expenses: Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, purchases of content and specific technology, particularly our search engine software and telecommunications access charges.

Sales and Marketing Expenses: Sales and marketing expenses consist primarily of salaries, commissions, and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.
General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, insurance, and professional fees, such as legal and accounting fees.
Depreciation and Amortization Expenses: Our depreciation and amortization expenses consist primarily of depreciation related to our property and equipment and amortization of jet rights. See Note 2 and Note 3 of the accompanying notes to the consolidated financial statements.
Other Income (Expense): Other income (expense) consists primarily of interest earned, net of interest expense. We have invested our cash in money market funds and interest bearing checking and saving accounts, including cash and cash equivalents, which are subject to minimal credit and market risk.
Results of Operations
2007 Compared to 2006
Our results of operations for the years ended December 31, 2007 and 2006 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $13,358,499 for the year ended December 31, 2007, compared to a net loss of $13,606,031 for the year ended December 31, 2006.
Revenues
We generated $219,466 of revenue in 2007, a decrease of $175,966, or 44%, from $395,432 of revenue generated in 2006. The decrease in revenue was primarily the result of a shift away from a performance-based type revenue model to a revenue model geared more towards banner advertising Secondly, in September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. As a result, revenues decreased by 54% in the fourth quarter of 2007 compared to the third quarter of 2007. In October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. In February 2008, the first of many website enhancements was launched. We are hopeful that website traffic will increase in the second and third quarters of 2008. We believe there will be a direct correlation between traffic and our ability to increase revenue.
Operating Costs and Expenses
Operating costs and expenses totaled $14,210,331 and $14,196,527 for the years ended December 31, 2007 and 2006, respectively, an increase of less than 1% in 2007. While the total change was not significant, changes in the categories of cost was important. Non cash stock based compensation expense was $2,314,344 for the year ended December 31, 2007 versus $9,450,587 for the year ended December 31, 2006. The decrease of $7,136,243 in stock based compensation expense consists of a decrease of $8,055,560 due to warrants issued in 2006 for strategic initiatives offset by increases in 2007 of $919,317 for employee stock options and common stock issued to the Board of Directors for compensation. Non stock based expenditures were $11,895,987 for the year ended December 31, 2007 versus $4,745,940 for the year end December 31, 2006, an increase of $7,150,047 or 151%. The increase is primarily the result of increased spending for technical consultants, salaries, accounting and legal fees, outside recruiting fees, advertising, and depreciation. The changes in the categories of costs are important because during 2007 significantly more cash-based expenses were incurred. Although we believe these cash-based expenses are important, beneficial, and necessary to execute our business, they adversely affect our liquidity.
Search Services: We did not incur any search services expenses during 2007, which corresponds to the shift from a performance based revenue model to a banner advertising revenue model in late 2006. Expenses for search services decreased by $210,832, or 100%, from the prior year.
Sales and Marketing: Sales and marketing expenses for the year ended December 31, 2007 increased by $599,028, or 107%, to $1,160,514 from $561,486 for the prior year. The increase of $599,028 in 2007 was primarily attributed to an increase in salaries of $316,392, an increase in advertising costs of $237,820, and an increase in stock based compensation expense for sales and marketing personnel of $48,486. In late 2006, as part of the change in revenue models to focus more on banner advertising and content ad placements, we began adding sales and marketing personnel and increased our advertising efforts to drive traffic to our website. Late in the second quarter of 2007, we discontinued the bulk of our advertising investments once we identified the technical difficulties with the website and the drop in traffic as previously discussed. In November 2007, we closed our sales office in New York and significantly reduced our sales personnel. As our website is redesigned and enhancements are added in 2008, we expect to add sales and marketing personnel and expand our reach to advertisers and users.

Product and Content Development: Product and content development expenses for the year ended December 31, 2007 increased by $3,527,809, or 283%, to $4,773,965 from $1,246,156 for the prior year. This increase of $3,527,809 in 2007 was attributed to increases in consulting costs of $1,847,828, salaries for new and existing employees of $946,307, website management and development costs of $344,294 incurred by Quepasa.com de Mexico, stock based compensation costs for product development and technology personnel of $198,957, and fees for content on our website of $190,423. These increases were primarily the result of efforts to redesign and re-launch our website in 2007, which was released in September 2007. In November 2007, management discontinued the bulk of technical consulting arrangements, reduced headcount, and re-concentrated our redesign and development efforts with our Quepasa.com de Mexico personnel. We expect to incur significantly reduced levels of technical consulting and product development costs in 2008.
General and Administrative: General and administrative expenses for the year ended December 31, 2007 decreased $4,219,793, or 35%, to $7,829,217 from $12,049,010 for the prior year. The decrease of $4,219,793 in 2007 was primarily attributed to a decrease in non-cash stock based compensation expense for general and administration personnel of $7,383,691 offset by an increase of $3,163,893 in overall administrative expenses.
The decrease of $7,383,691 in stock based compensation expense consists of a decrease of $8,055,560 due to warrants issued in 2006 for strategic initiatives offset by increases in 2007 of $444,768 for employee stock options and $227,101 for common stock issued to the board of directors for compensation in 2007.
The increase of $3,163,898 in general and administrative expenses for 2007 compared to the prior year is primarily attributed to increases in the following areas:
•	An increase of $1,294,210 for outside professional fees, primarily for accounting and legal services. As a result of the restatements disclosed in 2007, we incurred an additional $721,027 for accounting services, $108,186 for filing and reporting requirements, and $386,082 in legal services. Lastly, we spent $78,915 for consulting services related to due diligence for potential acquisition targets and human resources.
•	An increase of $1,264,584 for salaries and employee related overhead expenses. As a result of the increased number of employees and the website re-design efforts in 2007, we incurred $443,903 in additional costs for travel expenses, $430,576 in additional outside recruiting fees, $390,105 in additional general and administration salaries and related payroll expenses.
•	An increase of $605,104 for Corporate overhead expenses related to an expansion of the Arizona corporate headquarters in 2007.
Depreciation and Amortization: Depreciation and amortization expense for the year ended December 31, 2007 increased $317,592, or 246%, to $446,635 from $129,043 for the prior year. This increase is attributable to an additional $216,847 for depreciation associated with capital expenditures in late 2006 and 2007 and $100,745 in amortization expense related to corporate jet rights received as part the MATT Inc. equity finance agreement in October 2006.
We have purchased and expect to continue purchasing the capital equipment needed to sustain and build our infrastructure as our user growth and product requirements expand. As a result, we expect depreciation and amortization expense to increase in 2008 as we invest in additional capital equipment to support our growth.
Other Income (Expense). Other income (expense) consists primarily of interest income and other income items, partially offset by interest expense. Other income for the year ended December 31, 2007 increased $437,302 to $632,366 from $195,064 for the year ended December 31, 2006. The increase in income is primarily attributed to additional interest earned on cash and investments of $235,080 due to higher average cash and investment balances during 2007 versus 2006 and a gain of $169,682 realized in 2007 due to the forfeiture of prepaid advertising funds received in prior years.
Liquidity and Capital Resources
As of and for each of the years ended December 31, 2007 and 2006:

	2007	2006
Cash and cash equivalents	$3,673,281	$14,093,811

Percentage of total assets	62%	88%

	2007	2006
Net cash used in operating activities	$(10,153,236)	$(3,983,769)
Net cash used in investing activities	$(817,812)	$(489,065)
Net cash provided by financing activities	$546,150	$17,117,548

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.
We have substantial capital resource requirements and have generated significant losses since inception. At December 31, 2007, we had $3,673,281 in cash and cash equivalents compared to $14,093,811 at December 31, 2006, resulting in a net decrease in cash and cash equivalents of 10,420,530 for 2007.
The decrease in cash for 2007 was due to substantial increases in operating costs less stock based compensation expenses, depreciation, and amortization and a reduction in revenues for 2007. Cash based operating expenses totaled $11,449,352 for 2007, a burn rate of about $954,000 per month, compared to revenues of $219,466, a rate of about $18,000 per month, resulting in a net cash burn rate of about $936,000 per month. The net cash burn rate peaked in the third quarter of 2007 at $1,058,000 per month.
In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters in Scottsdale. Based on the reductions initiated in November 2007, the net cash burn rate for the fourth quarter dropped to $723,000 per month. We expect a net cash burn rate of approximately $450,000 per month in the first quarter of 2008.
During 2007, we obtained proceeds of $921,150 from the exercise of common stock options and warrants less $375,000 paid to Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”), in connection with a private placement in October 2006. During 2006, we obtained proceeds of $17,112,448 from equity financing agreements and the exercise of common stock options and warrants less $69,293 paid to the Organization.
In January 2008, we received $6,982,500 in financing through the issuance of subordinated promissory notes (see Note 10 — Subsequent Events of the Consolidated Financial Statements). As a result of the financing and the reduction of net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations through the next twelve months.
Cash flow changes
Cash used in operating activities is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, warrants issued for strategic initiatives, including an executive acquisition and other stock-based compensation expense. Net cash used in operations was $10,153,236 in 2007 compared to $3,983,769 in 2006. In 2007, net cash used by operations consisted of a net loss of $13,358,499 offset by non-cash expenses of $446,635 in depreciation and amortization, $2,314,344 related to the issuance of common stock options and warrants for compensation, and $462,813 due to changes in operating assets and liabilities. In 2006, net cash used by operations consisted of a net loss of $13,606,031 offset by non-cash expenses of $129,043 in depreciation and amortization, $7,387,979 related to the issuance of warrants for strategic initiatives, and $2,049,206 related to the issuance of common stock options and warrants for compensation.
Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $842,787 in 2007 compared to capital expenditures of $521,227 in 2006. The increase in 2007 was a result of our purchase of computer equipment and furniture to support our expanding operations.
Net cash provided by financing activities is driven by the exercise of warrants and stock options and our financing activities related to private placements. In 2007, we received proceeds from the exercise of common stock and warrants of $921,150 compared to $7,477,384 in 2006. In 2007, we paid $375,000, compared to $69,293 in 2006, to the Organization, in connection with a private placement in October 2006. In 2006, our cash proceeds from private placements were $9,635,064, net of related costs of raising capital.
Financing
In July 2006, we received net cash proceeds of $2,870,000 from a warrant exercise related to the first series of warrants issued in March 2006.

In October 2006, we completed a private offering of 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock to a single accredited investor, Mexicans & Americans Trading Together, Inc. (the “MATT Inc.”). The net cash proceeds from this private offering were $10,000,000 less the costs of raising capital of $364,936.
On November 20, 2006, in connection with the MATT Inc. financing transaction discussed above, we entered into a Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with MATT Inc. and the Organization. The CSMSA provides that we will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse us for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that we will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1.2 million per annum minus our costs and expenses for providing the services described above. We paid $375,000 to the Organization during 2007 and $69,293 to the Organization during 2006. In addition, during the fourth quarter of 2007, we recorded a liability in the amount of $7,250,562 to recognize future obligations to the Organization under the terms of the CSMA, partially offset by $55,248 due from the Organization to reimburse us for our costs and expenses incurred maintaining the Organization’s website. See Note 4 and Note 6 of the accompanying notes to the consolidated financial statements.
During 2007 and 2006, we received $921,150 and $4,607,384, respectively, from the exercise of stock options and warrants.
Capital expenditures
Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures. Capital expenditures were $842,787 in 2007, compared to $521,227 in 2006. We have budgeted additional capital expenditures of approximately $500,000 for 2008 and are currently negotiating alternative financing arrangements as we continue to invest in the expansion of our product and services offerings.
Critical Accounting Policies, Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.
Stock-Based Compensation Expense
See Note 1 — “Stock Based Compensation” and Note 6 — “1998 Stock Option Plan” in the consolidated financial statements for additional information.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors,
and Stockholders of Quepasa Corporation
and Subsidiaries
We have audited the accompanying consolidated balance sheet of Quepasa Corporation and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quepasa Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Berenfeld Spritzer Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Quepasa Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows of Quepasa Corporation and Subsidiaries (the “Company”) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Quepasa Corporation and Subsidiaries for the year ended December 31, 2006, (as restated), in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 9b to the consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern as of October 29, 2007.

/s/ Perelson Weiner LLP
New York, New York
April 17, 2007, except for Notes 8b and 9b to which the date is October 29, 2007

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,673,281
Accounts receivable — trade, net of allowance $15,000	38,306
Other current assets	146,876

Total current assets	3,858,463
Property and equipment — net	1,023,041
Jet rights — net	885,712
Other assets	133,692

Total assets	$5,900,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$887,598
Accrued expenses	306,130
Unearned grant income	65,917
Current portion of long-term debt	1,668,808

Total current liabilities	2,928,453
Long-term debt	5,526,506

Total liabilities	8,454,959

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; authorized — 5,000,000 shares; issued and outstanding — none	—
Common stock, $0.001 par value; authorized — 50,000,000 shares; issued and outstanding — 12,284,511 shares	12,285
Additional paid-in capital	138,880,462
Accumulated deficit	(141,452,663)
Accumulated other comprehensive income	5,865

Total stockholders’ equity (deficit)	(2,554,051)

Total liabilities and stockholders’ equity (deficit)	$5,900,908

See accompanying notes to the consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
		2006
	2007	As Restated
REVENUES	$219,466	$395,432

OPERATING COSTS AND EXPENSES:
Search services	—	210,832
Sales and marketing	1,160,514	561,486
Product and content development	4,773,965	1,246,156
General and administrative	7,829,217	12,049,010
Depreciation and amortization	446,635	129,043

	14,210,331	14,196,527

LOSS FROM OPERATIONS	(13,990,865)	(13,801,095)

OTHER INCOME (EXPENSE):
Interest income	430,205	195,125
Interest expense	(741)	(1,871)
Gain / (loss) on disposal of property and equipment	4,638	(6,926)
Other income	198,264	8,736

TOTAL OTHER INCOME	632,366	195,064

LOSS BEFORE INCOME TAXES	(13,358,499)	(13,606,031)
Income taxes	—	—

NET LOSS	(13,358,499)	(13,606,031)

Foreign currency translation adjustment	4,368	7,208

TOTAL COMPREHENSIVE LOSS	$(13,354,131)	$(13,598,823)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.09)	$(1.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	12,233,573	9,063,947

See accompanying notes to the consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2007 and 2006 as restated

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance—December 31, 2005	—	$—	7,832,021	$7,832	$115,773,796	$(114,488,133)	$(5,711)	$1,287,784
Issuance of stock options for compensation	—	—	—	—	1,381,625	—	—	1,381,625
Issuance of warrants for compensation	—	—	—	—	667,581	—	—	667,581
Issuance of warrants for strategic initiatives	—	—	—	—	7,387,979	—	—	7,387,979
Issuance of stock options for professional services	—	—	—	—	13,402	—	—	13,402
Exercise of stock options	—	—	908,500	909	1,332,441	—	—	1,333,350
Exercise of warrants	—	—	1,965,340	1,965	6,142,069	—	—	6,144,034
Issuance of common stock	—	—	1,000,000	1,000	10,572,216	—	—	10,573,216
Foreign currency translation adjustment	—	—	—	—	—	—	7,208	7,208
Net loss	—	—	—	—	—	(13,606,031)	—	(13,606,031)

Balance—December 31, 2006, as restated	—	—	11,705,861	11,706	143,271,109	(128,094,164)	1,497	15,190,148

Issuance of stock options for compensation	—	—	—	—	2,087,243	—	—	2,087,243
Issuance of common stock to directors for compensation	—	—	41,250	42	227,059	—	—	227,101
Exercise of stock options	—	—	531,000	531	891,819	—	—	892,350
Exercise of warrants	—	—	6,400	6	28,794	—	—	28,800
Commitment for Corporate Sponsership and Management Services Agreement	—	—	—	—	(7,625,562)	—	—	(7,625,562)
Foreign currency translation adjustment	—	—	—	—	—	—	4,368	4,368
Net loss	—	—	—	—	—	(13,358,499)	—	(13,358,499)

Balance—December 31, 2007	—	$—	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)

See accompanying notes to the consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
		2006
	2007	As Restated
Operating activities:
Net loss	$(13,358,499)	$(13,606,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,635	129,043
Issuance of warrants for strategic initiatives	—	7,387,979
Issuance of stock options and warrants for compensation	2,087,243	2,049,206
Issuance of common stock to directors for compensation	227,101	—
Issuance of common stock and stock options for professional services	—	13,402
Loss / (Gain) on disposal of property and equipment	(4,638)	6,926
Grant income	(29,063)	(8,201)
Bad debt expense	15,172	—
Change in assets and liabilities:
Accounts receivable — trade	20,877	(22,170)
Other current assets and other assets	51,764	(341,694)
Accounts payable and accrued expenses	390,172	615,634
Deferred revenue	—	(207,863)

Net cash used in operating activities	(10,153,236)	(3,983,769)

Investing activities:
Disposal of property and equipment	24,975	32,162
Purchase of property and equipment	(842,787)	(521,227)

Net cash used in investing activities	(817,812)	(489,065)

Financing activities:
Proceeds from exercise of stock options and warrants	921,150	7,477,384
Net proceeds from the issuance of common stock	—	9,565,771
Grant proceeds	—	103,181
Payments on long-term debt	(375,000)	(28,788)

Net cash provided by financing activities	546,150	17,117,548

Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(10,424,898)	12,644,714
Effect of foreign currency exchange rate on cash	4,368	7,208

Net increase (decrease) in cash and cash equivalents	(10,420,530)	12,651,922
Cash and cash equivalents at beginning of year	14,093,811	1,441,889

Cash and cash equivalents at end of year	$3,673,281	$14,093,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$741	$1,871

Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During the year ended December 31, 2007, the Company had the following transactions:
•	The Company recorded a long-term liability in the amount of $7,195,314 payable to an Organization, in connection with the financing transaction to raise capital. See Note 4.
During the year ended December 31, 2006, the Company had the following transactions:
•	The Company received jet rights with a fair value of $1,007,445 in connection with a financing transaction. See Common Stock section of Note 6.
See accompanying notes to the consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006
Note 1—Description of Business and Summary of Significant Accounting Policies
The Company was incorporated in 1997. In 2007, the Company transitioned from being a bilingual search engine into a Hispanic social network. With the evolution of the Company’s Quepasa.com website into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com web site is operated and managed by the Company’s majority owned Mexico-based subsidiary, Quepasa.com de Mexico.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts in the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows have been reclassified to conform to the current year’s presentation.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. As of December 31, 2007, domestic bank balances exceeded federally insured limits by approximately $3,580,507.
Accounts Receivable — Trade
The Company extends credit on a non-collateralized basis primarily to customers who are located in the United States. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to provide credit terms. The Company maintains an allowance for potential credit losses based on historical experience and other information available to management. At December 31, 2007 the Company established an allowance of $15,000.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Software	2 years

Computer equipment	3 to 4 years

Vehicles	4 to 5 years

Office furniture and equipment	5 to 10 years

Other equipment	3 to 13 years

Jet Rights
Jet rights are stated at the original fair value less accumulated amortization. Amortization is provided using the straight-line method over the ten year term of the rights. See Common Stock section in Note 6 and Note 3.
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
Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred, and collectability of the resulting receivable is reasonably assured.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.
Advertising Costs
Based on the provisions of Statement of Position 93-7, (“SOP 93-7”), the Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $504,620 and $266,800, respectively.
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

The following table summarizes the number of diluted securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2007	2006
Stock options	4,520,825	2,358,075
Warrants	4,432,500	4,438,900

Total	8,953,325	6,796,975

Long-Lived Assets
In accordance with FASB No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset. No asset impairment occurred during the years ended December 31, 2007 and 2006.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2007 because of the relatively short maturity of these instruments.
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
Stock-Based Compensation
As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, until December 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the year ended December 31, 2007 and 2006 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.
The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.
The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Significant Customers
During 2007, two customers comprised 19% and 17% of total revenues. During 2006, three customers comprised 15%, 12%, and 11% of total revenues.

Two customers comprised 43% and 28% of total accounts receivable as of December 31, 2007. One customer comprised 62% of accounts receivable as of December 31, 2006.
Leases
In accordance with SFAS No. 13, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.
Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, cash flows, or results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141 (R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB No. 160”). The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141(R).

FASB No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of FASB No. 160 is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. FASB No. 160 shall be applied prospectively as of the beginning of the fiscal year in which FASB No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.
Note 2—Property and Equipment
Property and equipment consist of the following at December 31, 2007:

Software	$489,449
Computer equipment	1,390,059
Vehicles	20,697
Office furniture and equipment	214,526
Other equipment	10,821

2,125,552
Less accumulated depreciation	(1,102,511)

Property and equipment—net	$1,023,041

Depreciation expense is $345,890 and $108,055 in 2007 and 2006, respectively.
Note 3—Jet Rights
In October 2006, as part of a financing transaction to raise capital, MATT Inc. has agreed to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. The Company has recognized the fair value of the jet rights of $1,007,445 as an asset and an increase to additional paid-in capital. See Common Stock section in Note 6.
Jet rights consist of the following at December 31, 2007:

Jet rights at original fair value	$1,007,445
Less: accumulated amortization	(121,733)

Jet rights, net	$885,712

Amortization expense is $100,745 and $20,988 in 2007 and 2006, respectively.
On January 25, 2008, under the provisions of a Note Purchase Agreement between the Company and MATT Inc., the Company’s rights to the use of a corporate jet for up to 25 hours per year through October 2016 were terminated. See Note 10 — Subsequent events.
Note 4—Long-term Debt
Corporate Sponsorship and Management Services Agreement
On November 20, 2006, in connection with a financing transaction, the Company entered into the CSMSA with MATT Inc. and the Organization. The CSMSA provides that the Company will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that the Company will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1,200,000 per annum minus the Company’s costs and expenses for providing the services described above. The Organization’s obligations to pay any costs and expenses due to the Company are guaranteed by MATT Inc. See Common Stock section in Note 6.

The Company has established a reasonable estimate of the long-term debt based on the present value calculation of the expected payout of $1,200,000 per year, or $300,000 per quarter, through October 2016, discounted at a 12% annual rate, which is based on available borrowing rates. The following table summarizes the long-term debt calculation as of December 31, 2007 by year:

Present Value of
Year Ending December 31:	Expected Payments
Unpaid 2007 Obligations	$520,225
2008	1,148,583
2009	1,020,502
2010	906,702
2011	805,593
2012	715,759
2013	635,943
2014	565,027
2015	502,019
2016	374,961

Total Debt	7,195,314
Less: Current Portion of Debt	(1,668,808)

Total Long-term Debt	$5,526,506

Note 5—Commitments and Contingencies
Operating Leases
The Company leases its facilities under three non-cancelable operating leases which expire in 2008 and 2009. Rent expense is $409,327 and $179,852 in 2007 and 2006, respectively.
Future minimum lease payments under these leases as of December 31, 2007 are as follows:

Year Ending December 31:
2008	$382,214
2009	132,498

Total	$514,712

Litigation
From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.
Employment Contracts
The Company has entered into employment agreements with certain executives. The contractual obligations related to these agreements amounts to $330,000 per year until employment is terminated.
Note 6—Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.001 par value. Each share of preferred stock will be issued in a series and shall have the voting rights and preferences determined at the time of issuance by the Board of Directors. As of December 31, 2007, the Company has no preferred stock outstanding.
Common Stock
In October 2006, the Company entered into a series of transactions with MATT Inc., which culminated in the issuance of 1,000,000 shares of common stock to MATT Inc. for proceeds of $10,000,000 pursuant to a private placement of the Company’s equity securities, net of a finder’s fee of $300,000 paid to a related party, legal fees of $64,936 and net cash payments of 69,293 to the organization discussed below. In connection with this transaction, MATT Inc. received two warrants to purchase the Company’s common stock. Both warrants expire in October 2016. See Warrants section in Note 6.

In addition, the Company has agreed to develop, operate, and host a website for the Organization, which was formed and controlled by MATT Inc., and provide it with all necessary support services to operate the website through October 2016. The Organization will reimburse the Company for the cost and expenses it incurs to provide these services during the first three years of the arrangement up to a maximum of $500,000 per annum. The Company will fund the Organization’s operating costs for the ten year term of the arrangement (including certain special event costs commencing in year four) up to a maximum of $1,200,000 per annum. For the years ended December 31, 2007 and 2006, respectively, the Company made net cash payments of $375,000 and $69,293 to fund the operating costs of the Organization. In December 2007, the Company recorded a liability in the amount of $7,250,562 to recognize our future obligations to the Organization under the terms of the CSMA, partially offset by $55,248 due from the Organization to reimburse the Company for costs and expenses incurred maintaining the Organization’s website. See Note 4.
MATT Inc. has agreed to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. The Company has recognized the fair value of the jet rights of $1,007,445 as an asset and an increase to additional paid-in capital.
During 2007, the Company issued 41,250 unrestricted shares of common stock to members of the Company’s Board of Directors pursuant to the 2006 Stock Incentive Plan (see below) as compensation valued at $227,101 at the time of issuance, which is recorded as stock-based compensation expense for the year ended December 31, 2007.
As of December 31, 2007, the Company has 8,953,325 shares of common stock reserved for future issuance with respect to stock options and warrants outstanding.
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
In September 2006, the Board of Directors approved, subject to stockholder approval, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.

A summary of employee stock option activity for the years ended December 31, 2007 and 2006 is as follows:
Employees:

	For the years ended December 31,
	2007			2006
		Weighted			Weighted
		Avg.	Remaining		Avg.	Remaining
1998 Plan - Employee		Exercise	Life		Exercise	Life
Stock Options:	Shares	Price	(years)	Shares	Price	(years)
Options outstanding, beginning of year	2,248,075	$2.42		2,211,375	$1.65
Granted	—	—		820,200	3.59
Exercised	(531,000)	1.68		(758,500)	1.48
Expired or forfeited	(902,569)	2.55		(25,000)	1.50

Options outstanding, end of year	814,506	$2.76	0.8	2,248,075	$2.42	6.2

Options exercisable, end of year	809,506	$2.73	0.7	1,822,078	$2.04	5.4

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
For the years ended December 31, 2007 and 2006, respectively, the Company recorded $582,561 and $1,381,625 of stock-based compensation expense for stock options granted to employees under the 1998 Plan. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006:

For the year ended
December 31, 2006
(As Restated)
Risk-free interest rate:	4.6%
Expected term:	5 years
Expected dividend yield:	0%
Expected volatility:	170%
Consultants:
In May 2005, the Company issued stock options under the 1998 Plan to two consultants. The stock options entitled the consultants to purchase 150,000 and 100,000 shares of common stock at exercise prices of $1.40 and $1.50 per share, respectively. These stock options vested immediately and terminate 7 years from the date of the grant. The stock option to purchase 150,000 shares of common stock was exercised in 2006. The stock option to purchase 100,000 shares of common stock is still outstanding at December 31, 2007. The fair value of the stock options of $247,447 was included in general and administrative expenses on the statements of operations for the year ended December 31, 2005 and was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	4.5%
Expected term:	7 years
Expected dividend yield:	0.00%
Expected volatility:	123%
In July 2006, the Company issued stock options under the 1998 Plan to a consultant. The stock options entitled the consultant to purchase 10,000 shares of common stock at an exercise price of $6.25 per share. These stock options vest 50% on each of the first two anniversary dates of the grant and terminate in ten years. In October 2007, the consultant was terminated. As of the termination date, 50%, or 5,000 shares, of the stock options were vested, and the consultant has ninety days to exercise the vested portion of the stock options from the date of termination. The vested portion of the stock options, 5,000 shares, is still outstanding at December 31, 2007. For the years ended December 31, 2007 and 2006, respectively, the Company recorded $16,609 and $13,402, or 50% of the fair value of the stock options, of stock-based compensation expense which has been classified as product and content development expenses on the accompanying statements of operations. The fair value of the stock options has been determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	4.99%
Expected term:	6 years
Expected dividend yield:	0.00%
Expected volatility:	167%

Totals for 1998 Plan:
As of December 31, 2007, there are a total of 919,506 stock options outstanding under the 1998 Plan including 814,506 to employees and 105,000 to consultants. As of December 31, 2007, there is $24,877 in total unrecognized compensation cost related to non-vested employee stock options granted under the 1998 Plan. That cost is expected to be recognized over a weighted average period of 7 months.
2006 Stock Incentive Plan
On September 19, 2006, the Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), subject to stockholder approval. On June 27, 2007, the stockholders approved the 2006 Plan, which provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards to eligible participants. As of June 27, 2007, all stock options previously granted under the 2006 Plan, subject to stockholder approval, were outstanding. Pursuant to the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. As of December 31, 2007, there are 855,000 shares of common stock reserved for issuance under the 2006 Plan.
Stock options granted pursuant to the 2006 Plan may not have an option price that is less than the fair market value of the Company’s common stock on the date of grant. Incentive stock options granted to significant stockholders must have an exercise price of not less than 110% of the fair market value of the Company’s common stock on the date of grant. Generally, options granted under the 2006 Plan vest ratably over a two or three year service period and expire ten years from the date of the grant (or immediately upon termination of employment). The Board of Directors of the Company may modify the exercise price, vesting term and expiration date of the individual grants at their discretion.
Employees:
A summary of employee stock option activity for the years ended December 31, 2007 is as follows:

	For the year ended December 31, 2007
		Weighted
		Avg.	Remaining
		Exercise	Life
2006 Plan Employee Stock Options:	Shares	Price	(years)

Options outstanding, beginning of year	—	$—
Granted	3,815,319	3.91
Exercised	—	—
Expired or forfeited	(215,000)	9.59

Options outstanding, end of year	3,600,319	$3.57	9.4

Options exercisable, end of year	152,000	$10.00	1.0

The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model that uses the weighted average assumptions noted in the following tables. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Non-Executive Employees:
For the year ended December 31, 2007 the Company granted options to non-executive employees pursuant to the 2006 Plan to purchase 307,000 shares of common stock at a weighted average exercise price of $10.00 per share with a weighted average vesting period of 0.9 years. The company recorded $426,792 of stock-based compensation expense for stock options granted to non-executive employees for the year ended December 31, 2007. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007:

For the year ended
December 31, 2007
Risk-free interest rate:	5.0%
Expected term:	5.5 years
Expected dividend yield:	0%
Expected volatility:	157%
Executive Employees:
For the year ended December 31, 2007 the Company granted options to executive employees pursuant to the 2006 Plan to purchase 3,508,319 shares of common stock at a weighted average exercise price of $3.38 per share with a weighted average vesting period of 1.6 years. The Company recorded $1,072,192 of stock-based compensation expense for stock options granted to executive employees for the year ended December 31, 2007. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007:

For the year ended
December 31, 2007
Risk-free interest rate:	4.0%
Expected term:	5.8 years
Expected dividend yield:	0%
Expected volatility:	153%
Consultants:
For the year ended December 31, 2007 the Company issued stock options under the 2006 Plan to a consultant. The stock options entitled the consultant to purchase 1,000 shares of common stock at an exercise price of $10.00 per share. These stock options vest 50% on each of the first two anniversary dates of the grant and terminate in ten years. The Company recorded $2,465 of stock-based compensation expense for stock options granted to the consultant for the year ended December 31, 2007. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007:

For the year ended
December 31, 2007
Risk-free interest rate:	5.0%
Expected term:	5.5 years
Expected dividend yield:	0%
Expected volatility:	156%
Totals for 2006 Plan:
As of December 31, 2007, there are a total of 3,601,319 stock options outstanding under the 2006 Plan including 3,600,319 to employees and 1,000 to a consultant. As of December 31, 2007, there is $9,603,268 in total unrecognized compensation cost related to non-vested employee stock options granted under the 2006 Plan. That cost is expected to be recognized over a weighted average period of 2.8 years.
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
In December 2004, the Company issued warrants to purchase 342,240 shares of common stock at an exercise price of $4.50 per share to investors in connection with a financing transaction. Warrants to purchase 335,840 shares of common stock were exercised in 2006. Warrants to purchase 6,400 shares of common stock were exercised in January 2007.
In January 2005, the Company issued warrants to purchase 64,000 shares of common stock at an exercise price of $4.50 per share to investors in connection with a financing transaction. These warrants were exercised in 2006. See Common Stock section in Note 6.
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
During March 2006, the Company issued three series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The first warrant was exercised in 2006. The two remaining warrants are still outstanding at December 31, 2007 and expire in March 2016. The fair value of these warrants of $7,387,979 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

	Warrant #1	Warrants #2 and #3
Risk-free interest rate:	4.69%	4.68%
Expected term:	0.25 years	5 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	53.98%	163.73%
In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. These warrants expire in October 2016 and are still outstanding as of December 31, 2007. See Common Stock section of Note 6.

Note 7—Income Taxes
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
At December 31, 2007, the Company had net operating losses of approximately $93,812,000 related to U.S. federal and state jurisdictions. Utilization of the net operating losses, which expires at various times starting in 2012 through 2026, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.
Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2007	2006
U.S. federal income tax at statutory rate	$(4,542,000)	$(4,626,000)
Nondeductible expenses	45,000	2,530,000
Exercise of non-qualified stock options	(1,059,000)	(1,624,000)
Change in valuation allowance	6,304,000	4,562,000
State tax benefit, net of federal provision (benefit)	(753,000)	(502,000)
Other	5,000	(340,000)

Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets (liabilities) are approximately as follows:

December 31,
2007
Net operating loss	$36,193,000
Deferred revenue	—
Property and equipment	5,000
Stock options and warrants	1,690,000
Accrued Professional Fees	196,000
Other	20,000

Total deferred tax assets	38,104,000
Valuation allowance	(38,104,000)

Net deferred tax assets	$—

Note 8—Related Party Transactions
In October 2006, the Company entered into a series of transactions with MATT Inc. In November 2006, the Company’s Board of Directors elected Alonso Ancira, the Chairman of the Board of Directors of MATT Inc., to the Company’s Board of Directors as a non-employee director. See Note 3 — Jet Rights, Note 4 — Long-term Debt, and Note 6 — Common Stock section.
In October 2006, the Company paid a $300,000 finders fee to Lionel Sosa, a member of its Board of Directors, upon the consummation of the financing transaction with MATT Inc. See Common Stock section of Note 6.
Lionel Sosa, a member of the Company’s Board of Directors, is the Chief Executive Officer of the Organization, which, pursuant to the terms of the CSMSA, the Company has agreed to support through October 2016. For the years ended December 31, 2007 and 2006, respectively, the Company has made net payments of $375,000 and $69,293 to the Organization. In December 2007, the Company recorded a liability in the amount of $7,250,562 to recognize our future obligations to the Organization under the terms of the CSMA, partially offset by $55,248 due from the Organization to reimburse the Company for costs and expenses incurred maintaining the Organization’s website. See Note 4.
In May 2007, the Company entered into a rental agreement with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) for office space in Mexico City. Alonso Ancira, a member of the Company’s Board of Directors, is the Chairman of the Board of Directors of AHMSA. The rental agreement is for a one year lease, which expires in April 2008. For the year ended December 31, 2007, the Company has paid $24,000 to AHMSA pursuant to the terms of the rental agreement. In March 2008, the rental agreement was terminated.

In January 2008, the Company and MATT Inc. entered into a Note Purchase Agreement to raise $5,000,000 of financing for the Company. Alonso Ancira, a member of our Board of Directors, is also the Chairman of the Board of Directors of MATT Inc. and AHMSA. See Note 10 — Subsequent events for details of the transaction.
Note 9—Restatements of Previously Issued Financial Statements
April 2007 Restatement:
In April 2007, the Company determined that a restatement of the Company’s consolidated financial statements for the first through the third quarters of 2006 was required. The Company identified accounting errors related to its accounting for stock options and warrants during 2006. Upon review of the assumptions applied during 2006, it was determined that certain assumptions related to the expected terms and volatility rates used in the Black-Scholes option pricing model were incorrect. Also, the Company restated its interim financial information for the third quarter of 2006 related to a grant of common stock and stock options to a consultant that was rescinded in January 2007. These corrections resulted in a charge of $4,871,642, which resulted in an increase in net loss of $0.58 per share, for the nine months ended September 30, 2006. In addition, the Company determined that certain reclassifications between operating expense line items on the consolidated statements of operations were required for the first three quarters of 2006. These reclassifications had no effect on total operating expenses or net loss in 2006. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for any of the quarters in 2006.
October 2007 Restatement:
In October 2007, the Company determined that a restatement of the consolidated financial statements for the fiscal year ended December 31, 2006 and for the interim periods ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 was required. Upon review of the assumptions applied in the Black-Scholes option pricing model for warrants and stock option awards granted in 2006 and 2007, the Company determined that the expected volatility rates used in the April 2007 restatement were not annualized rates, resulting in lower expected volatility rates and under-valued fair values of the stock options granted in 2006 and 2007. In addition, the Company found minor inconsistencies with the application of the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. As a result of expected volatility errors and minor inconsistencies with the expected terms, the Company recorded an additional $2,156,547 and $77,440 in non-cash stock compensation expense in fiscal year ended December 31, 2006 and in the interim six month period ended June 30, 2007, respectively, causing increases in the Company’s net loss per share of $0.24 and $0.00, respectively. The restatements had no effect on the Company’s cash flows from operating, investing or financing activities for the affected periods in 2006 or 2007.
The following table summarizes the effects of the two restatements on the Company’s interim financial information for the three months ended March 31, 2006:

	Originally	April’07	October’07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the three months ended March 31, 2006:
Loss from operations	$(2,172,554)	$(4,668,568)	$(1,969,821)	$(8,810,943)
Net Loss	(2,164,774)	(4,668,568)	(1,969,821)	(8,803,163)
Loss per share	(0.27)	(0.60)	(0.25)	(1.12)
The following table summarizes the effects of the two restatements on the Company’s interim financial information for the three and six months ended June 30, 2006:

	Originally	April’07	October’07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the three months ended June 30, 2006:
Loss from operations	$(890,891)	$(174,899)	$(118,754)	$(1,184,544)
Net Loss	(883,226)	(174,899)	(118,754)	$(1,176,879)
Loss per share	(0.11)	(0.02)	(0.01)	(0.14)

	Originally	April'07	October'07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the six months ended June 30, 2006:
Loss from operations	$(3,063,445)	$(4,843,467)	$(2,088,575)	$(9,995,487)
Net Loss	(3,048,000)	(4,843,467)	(2,088,575)	$(9,980,042)
Loss per share	(0.38)	(0.60)	(0.26)	(1.24)
The following table summarizes the effects of the two restatements on the Company’s interim financial information for the three and nine months ended September 30, 2006:

	Originally	April'07	October'07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the three months ended September 30, 2006:
Loss from operations	$(1,324,134)	$(28,175)	$(57,046)	$(1,409,355)
Net Loss	(1,297,301)	(28,175)	(57,046)	(1,382,522)
Loss per share	(0.14)	—	(0.01)	(0.15)

For the nine months ended September 30, 2006:
Loss from operations	$(4,387,579)	$(4,871,642)	$(2,145,621)	$(11,404,842)
Net Loss	(4,345,301)	(4,871,642)	(2,145,621)	$(11,362,564)
Loss per share	(0.51)	(0.58)	(0.25)	(1.34)
The following table summarizes the effects of the two restatements on the Company’s financial information for the year ended December 31, 2006:

	Originally	April'07	October'07
	Reported	Restatement	Restatement	Restated
	(Audited)
For the year ended December 31, 2006:
Loss from operations	$(11,644,548)	$—	$(2,156,547)	$(13,801,095)
Net Loss	(11,449,484)	—	(2,156,547)	$(13,606,031)
Loss per share	(1.26)	—	(0.24)	(1.50)
The following table summarizes the effects of the two restatements on the Company’s interim financial information for the three months ended March 31, 2007:

	Originally	April'07	October'07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the three months ended March 31, 2007:
Loss from operations	$(3,332,838)	$—	$(49,267)	$(3,382,105)
Net Loss	(3,155,744)	—	(49,267)	$(3,205,011)
Loss per share	(0.26)	—	(0.00)	(0.26)

The following table summarizes the effects of the two restatements on the Company’s interim financial information for the three and six months ended June 30, 2007:

	Originally	April'07	October'07
	Reported	Restatement	Restatement	Restated
	(Unaudited)
For the three months ended June 30, 2007:
Loss from operations	$(3,775,573)	$—	$(28,173)	$(3,803,746)
Net Loss	(3,643,157)	—	(28,173)	$(3,671,330)
Loss per share	(0.30)	—	(0.00)	(0.30)

For the six months ended June 30, 2007:
Loss from operations	$(7,108,411)	$—	$(77,440)	$(7,185,851)
Net Loss	(6,798,901)	—	(77,440)	$(6,876,341)
Loss per share	(0.56)	—	(0.00)	(0.56)
The following table summarizes the effects of the two restatements and the reclassifications on the Company’s operating costs and expenses for the periods shown:

			Product and		Depreciation
	Search	Sales and	Content	General and	and
	Services	Marketing	Development	Administrative	Amortization	Total
	(Unaudited)
For the three months ended March 31, 2006:
Originally reported	$118,152	$24,232	$41,809	$2,131,377	$21,549	$2,337,119
April’07 restatement	—	—	34,407	4,634,161	—	4,668,568
April’07 reclassifications	—	26,438	105,761	(132,199)	—	—
October’07 restatement	—	—	8,888	1,960,933	—	1,969,821

Restated	$118,152	$50,670	$190,865	$8,594,272	$21,549	$8,975,508

For the three months ended June 30, 2006:
Originally reported	$47,178	$33,686	$76,562	$797,152	$20,220	$974,798
April’07 restatement	—	—	38,036	136,863	—	174,899
April’07 reclassifications	—	55,308	116,433	(171,741)	—	—
October’07 restatement	—	—	9,578	109,176	—	118,754

Restated	$47,178	$88,994	$240,609	$871,450	$20,220	$1,268,451

For the six months ended June 30, 2006:
Originally reported	$165,330	$57,918	$118,371	$2,928,529	$41,769	$3,311,917
April’07 restatement	—	—	72,443	4,771,024	—	4,843,467
April’07 reclassifications	—	81,746	222,194	(303,940)	—	—
October’07 restatement	—	—	18,466	2,070,109	—	2,088,575

Restated	$165,330	$139,664	$431,474	$9,465,722	$41,769	$10,243,959

For the three months ended September 30, 2006:
Originally reported	$34,812	$46,252	$101,474	$1,171,395	$23,914	$1,377,847
April’07 restatement	—	15,743	13,946	(1,514)	—	28,175
April’07 reclassifications	—	103,312	174,661	(277,973)	—	—
October’07 restatement	—	2,500	2,478	52,068	—	57,046

Restated	$34,812	$167,807	$292,559	$943,976	$23,914	$1,463,068

			Product and		Depreciation
	Search	Sales and	Content	General and	and
	Services	Marketing	Development	Administrative	Amortization	Total
	(Unaudited)
For the nine months ended September 30, 2006:
Originally reported	$200,142	$104,170	$219,845	$4,099,924	$65,683	$4,689,764
April’07 restatement	—	15,743	86,389	4,769,510	—	4,871,642
April’07 reclassifications	—	185,058	396,855	(581,913)	—	—
October’07 restatement	—	2,500	20,944	2,122,177	—	2,145,621

Restated	$200,142	$307,471	$724,033	$10,409,698	$65,683	$11,707,027

	(Audited)
For the year ended December 31, 2006:
Originally reported	$210,832	$555,073	$1,221,505	$9,923,527	$129,043	$12,039,980
April’07 restatement	—	—	—	—	—	—
April’07 reclassifications	—	—	—	—	—	—
October’07 restatement	—	6,413	24,651	2,125,483	—	2,156,547

Restated	$210,832	$561,486	$1,246,156	$12,049,010	$129,043	$14,196,527

For the three months ended March 31, 2007:
Originally reported	$—	$490,781	$993,637	$1,808,299	$92,603	$3,385,320
April’07 restatement	—	—	—	—	—	—
April’07 reclassifications	—	—	—	—	—	—
October’07 restatement	—	3,361	3,173	42,733	—	49,267

Restated	$—	$494,142	$996,810	$1,851,032	$92,603	$3,434,587

For the three months ended June 30, 2007:
Originally reported	$—	$314,772	$1,339,238	$2,091,165	$103,658	$3,848,833
April’07 restatement	—	—	—	—	—	—
April’07 reclassifications	—	—	—	—	—	—
October’07 restatement	—	3,761	3,900	20,512	—	28,173
October’07 reclassifications	—	32,599	(130,500)	97,901	—	—

Restated	$—	$351,132	$1,212,638	$2,209,578	$103,658	$3,877,006

For the six months ended June 30, 2007:
Originally reported	$—	$805,553	$2,332,875	$3,899,464	$196,261	$7,234,153
April’07 restatement	—	—	—	—	—	—
April’07 reclassifications	—	—	—	—	—	—
October’07 restatement	—	7,122	7,073	63,245	—	77,440
October’07 reclassifications	—	32,599	(130,500)	97,901	—	—

Restated	$—	$845,274	$2,209,448	$4,060,610	$196,261	$7,311,593

The following table summarizes the effects of the two restatements on the Company’s stockholders’ equity for the periods shown:

					Accumulated Other	Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Paid-in Capital	Deficit	Income (Loss)	Equity
	(Unaudited)
As of March 31, 2006:

Originally Reported	$—	$8,082	$117,899,635	$(116,652,907)	$(11,413)	$1,243,397
April’07 Restatement	—	—	4,668,568	(4,668,568)	—	—
October’07 Restatement	—	—	1,969,821	(1,969,821)	—	—

Restated	$—	$8,082	$124,538,024	$(123,291,296)	$(11,413)	$1,243,397

As of June 30, 2006:

Originally Reported	$—	$8,520	$118,683,701	$(117,536,133)	$(23,972)	$1,132,116
April’07 Restatement	—	—	4,843,467	(4,843,467)	—	—
October’07 Restatement	—	—	2,088,575	(2,088,575)	—	—

Restated	$—	$8,520	$125,615,743	$(124,468,175)	$(23,972)	$1,132,116

As of September 30, 2006:

Originally Reported	$—	$9,754	$122,626,287	$(118,833,434)	$(13,544)	$3,789,063
April’07 Restatement	—	(10)	4,871,652	(4,871,642)	—	—
October’07 Restatement	—	—	2,145,621	(2,145,621)	—	—

Restated	$—	$9,744	$129,643,560	$(125,850,697)	$(13,544)	$3,789,063

	(Audited)
As of December 31, 2006:

Originally Reported	$—	$11,706	$141,114,562	$(125,937,617)	$1,497	$15,190,148
April’07 Restatement	—	—	—	—	—	—
October’07 Restatement	—	—	2,156,547	(2,156,547)	—	—

Restated	$—	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148

	(Unaudited)
As of March 31, 2007:

Originally Reported	$—	$12,231	$142,270,210	$(129,093,361)	$10,060	$13,199,140
Roll-forward of fiscal year 2006 restatement	—	—	2,156,547	(2,156,547)	—	—
April’07 Restatement	—	—	—	—	—	—
October’07 Restatement	—	—	49,267	(49,267)	—	—

Restated	$—	$12,231	$144,476,024	$(131,299,175)	$10,060	$13,199,140

As of June 30, 2007:

Originally Reported	$—	$12,271	$143,053,292	$(132,736,518)	$1,533	$10,330,578
Roll-forward of fiscal year 2006 restatement	—	—	2,156,547	(2,156,547)	—	—
April’07 Restatement	—	—	—	—	—	—
October’07 Restatement	—	—	77,440	(77,540)	—	—

Restated	$—	$12,271	$145,287,279	$(134,970,505)	$1,533	$10,330,578

Note 10—Subsequent Events
On January 9, 2008, the Company issued a $300,000 Multiple Advance Promissory Note (the “BRC Note”) to BRC Group, LLC (“BRC”). BRC owns La Alianza de Futbol Hispano (“La Alianza”), an organization involved in the support and development of amateur Hispanic soccer in the United States. The Company and BRC agreed to the terms of the BRC Note with the understanding that the Company and BRC would work towards finalizing an agreement, which would provide for, among other things, the Company becoming the official social networking sponsor for La Alianza.
On January 10, 2008, the Company advanced $300,000 to BRC under the terms of the BRC Note.
On March 27, 2008, the Company entered into a Loan Agreement with BRC for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; (ii) the Company will advance BRC an additional $50,000 on April 1, 2008; and (iii) the Company will advance BRC an additional $250,000 on September 1, 2008. BRC executed a promissory note on March 27, 2008, in favor of the Company and agreed to repay all advancements made by the Company under the Loan Agreement by January 8, 2011.
In addition, also on March 27, 2008, and in connection with the Loan Agreement, the Company entered into an Equity Interests Purchase Warrant, a Right of Purchase and Right of First Refusal Agreement, and a Website Development and Hosting Agreement with BRC. Pursuant to the terms and conditions of these agreements the Company will: (i) become an official sponsor of the 2008 La Alianza soccer tournament; (ii) retain the online rights to the La Alianza soccer tournament for a period of three years; (iii) host and develop the La Alianza website; (iv) build the La Alianze community within the Quepasa.com website; and (v) share equally with BRC in the advertising revenues generated from the La Alianza website.
The foregoing descriptions of the Loan Agreement, Right of First Refusal, Webpage Development and Hosting Agreement, Promissory Note, and Equity Interests Purchase Warrant do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the agreements attached hereto as Exhibits 10.35, 10.36, 10.37, 10.38, and 10.39, respectively.
On January 18, 2008, the Board of Directors of the Company approved a Consulting Agreement with Jeffrey Valdez and Valdez Productions, Inc. (“Valdez Productions”). The Consulting Agreement is effective October 24, 2007, and the initial term will end on October 24, 2008. Prior to the end of the initial term , upon 30 days written notice, either Valdez Productions or the Company may terminate the Consulting Agreement without cause. After the initial term, the Consulting Agreement will automatically renew for successive 3 month periods unless a party provides 30 days written notice of its desire to terminate the Consulting Agreement, in which case the Consulting Agreement will expire 30 days from the date such notice is received. Pursuant to the terms of the Consulting Agreement, Valdez Productions will provide certain consulting services in the areas of web based programming content, marketing, branding, and any other services mutually agreed to among the parties. In exchange for the services rendered under the Consulting Agreement, the Company will pay Valdez Productions $8,333 per month for the term of the agreement. In addition, the Company will grant Valdez Productions options to purchase 210,000 shares of the Company’s common stock at an exercise price of $2.49 per share (which was the closing price of the Company’s common stock on January 18, 2008). One third of such options will vest on October 24, 2008, and the remaining options will vest in 24 equal monthly installments over the following two years. However, the options become fully vested in the event the Consulting Agreement is terminated without cause.
On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. purchased a $5,000,000 subordinated promissory note from the Company (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. See Note 4.
On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI purchased a $2,000,000 subordinated promissory note from the Company (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.
Effective May 1, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company must pay $64,261 to the Lessor and forfeit the security deposit in the amount of $44,703.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 8A. Controls and Procedures
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.
This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation of Weaknesses
During the financial reporting process for the fiscal year end December 31, 2007, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances.
The Company is addressing these identified weaknesses. Among other things, the Company has hired additional and more experienced accounting and finance staff to bolster the Company’s internal capabilities and expertise; recently hiring a Chief Technology Officer, a new Chief Financial officer, VP of Finance, and an outside consultant to address information technology controls and procedures; increased oversight of the Company’s operations in Mexico; improving the Company’s technology related to its business and operations; and undertaking to systemically resolve such weaknesses in consultation with its independent auditor.
Management has augmented its internal accounting resources by using external resources in connection with its review and completion of the financial reporting process for the fiscal year ended December 31, 2007. Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
Except for the weaknesses and remediations identified above, there was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information.
On January 9, 2008, the Company issued a $300,000 Multiple Advance Promissory Note (the “BRC Note”) to BRC Group, LLC (“BRC”). BRC owns La Alianza de Futbol Hispano (“La Alianza”), an organization involved in the support and development of amateur Hispanic soccer in the United States. The Company and BRC agreed to the terms of the BRC Note with the understanding that the Company and BRC would work towards finalizing an agreement, which would provide for, among other things, the Company becoming the official social networking sponsor for La Alianza.
On January 10, 2008, the Company advanced $300,000 to BRC under the terms of the BRC Note.
On March 27, 2008, the Company entered into a Loan Agreement with BRC for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; (ii) the Company will advance BRC an additional $50,000 on April 1, 2008; and (iii) the Company will advance BRC an additional $250,000 on September 1, 2008. BRC executed a promissory note on March 27, 2008, in favor of the Company and agreed to repay all advancements made by the Company under the Loan Agreement by January 8, 2011.
In addition, also on March 27, 2008, and in connection with the Loan Agreement, the Company entered into an Equity Interests Purchase Warrant, a Right of Purchase and Right of First Refusal Agreement, and a Website Development and Hosting Agreement with BRC. Pursuant to the terms and conditions of these agreements the Company will: (i) become an official sponsor of the 2008 La Alianza soccer tournament; (ii) retain the online rights to the La Alianza soccer tournament for a period of three years; (iii) host and develop the La Alianza website; (iv) build the La Alianze community within the Quepasa.com website; and (v) share equally with BRC in the advertising revenues generated from the La Alianza website.
The foregoing descriptions of the Loan Agreement, Right of First Refusal, Webpage Development and Hosting Agreement, Promissory Note, and Equity Interests Purchase Warrant do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the agreements attached hereto as Exhibits 10.35, 10.36, 10.37, 10.38, and 10.39, respectively.

The foregoing description of the lease termination agreement does not purport to be complete. For an understanding of its terms and provisions, reference should be made to the lease termination agreement attached hereto as Exhibit 10.40.
On March 27, 2008, the Compensation Committee of the Company’s Board of Directors approved amendments to the Employment Agreements with John C. Abbott, the Company’s Chief Executive Officer (the “Abbott Amendment”) and Michael D. Matte, the Company’s Chief Financial Officer (the “Matte Amendment” and together with the Abbott Amendment, the “Amendments”)). The Abbott Amendment and Matte Amendment are both effective March 27, 2008, and are attached hereto as Exhibits 10.18 and 10.21, respectively, and are incorporated by reference herein.
The Amendments amend their Employment Agreements to provide that, following a change of control (as defined in their Employment Agreements), all of their stock options granted pursuant to the Employment Agreements shall vest immediately and they will have the right to exercise these stock options for a period of two years after their termination. The Amendments further amend the Employment Agreements to bring them in compliance with Section 409A of the Internal Revenue code. All other terms and conditions in their Employment Agreements remain unchanged.
The foregoing descriptions of the Amendments do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Abbott Amendment and the Matte Amendment attached hereto as Exhibits 10.18 and 10.21, respectively.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
The information under the subheading “Executive Officers of the Company” in Part I, Item I of this Form 10-KSB is incorporated by reference into this section. Otherwise, except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 10. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.
Except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2007
The following table summarizes the options, warrants and securities available for issuance under our equity compensation plans as of December 31, 2007:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,520,825	$3.38	855,000

(1)	2006 Stock Incentive Plan
Item 12. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
Item 13. Exhibits.
See Exhibit Index
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation
/s/ John C. Abbott
John C. Abbott
Chief Executive Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Yang and Blake Jorgensen, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Abbott John C. Abbott	Chief Executive Officer and Director	March 31, 2008

/s/ Michael D. Matte Michael D. Matte	Chief Financial Officer (Principal Accounting Officer) and Executive Vice President	March 31, 2008

/s/ Jeffrey Valdez Jeffrey Valdez	Chairman of the Board of Directors	March 31, 2008

/s/ Alonso Ancira Alonso Ancira	Director	March 31, 2008

/s/ Ernesto Cruz Ernesto Cruz	Director	March 31, 2008

/s/ Malcolm Jozoff Malcolm Jozoff	Director	March 31, 2008

/s/ Lionel Sosa Lionel Sosa	Director	March 31, 2008

/s/ Dr. Jill Syverson-Stork Dr. Jill Syverson-Stork	Director	March 31, 2008

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Certificates of Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Common Stock Certificate (3)
10.1	Securities Purchase Agreement dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)
10.2	Series 1 Common Stock Purchase Warrant dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)
10.3	Series 2 Common Stock Purchase Warrant dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)
10.4	Registration Rights Agreement dated October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (4)
10.5	Amended and Restated Support Agreement dated November 20, 2006 and effective October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (5)
10.6	Corporate Sponsorship and Management Services Agreement dated November 20, 2006 and effective October 17, 2006 by and between Quepasa Corporation and Mexicans and Americans Trading Together, Inc. (5)
10.8	Warrant Purchase Agreement dated March 21, 2006 by and between Quepasa Corporation, Richard L. Scott Investments, LLC and F. Stephen Allen (6)
10.9	Series 1 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC. (7)
10.10	Series 1 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (7)
10.11	Series 2 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (7)
10.12	Series 2 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (7)
10.13	Series 3 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (7)
10.14	Series 3 Common Stock Purchase Warrant dated March 21, 2006 by and between Quepasa Corporation and F. Stephen Allen (7)
10.15	Registration Rights Agreement dated March 21, 2006 by and between Quepasa Corporation, Richard L. Scott Investments, LLC, and F. Stephen Allen (7)
***10.16	Amended and Restated 1998 Stock Option Plan (8)
***10.17	Employment Agreement with John C. Abbott dated October 25, 2007 (9)
*10.18	Amendment to the Employment Agreement with John C. Abbott dated March 27, 2008
10.19	Separation Agreement and General Release with Robert B. Stearns dated October 25, 2007 (9)
***10.20	Employment Agreement with Michael D. Matte dated October 25, 2007 (9)
*10.21	Amendment to the Employment Agreement with Michael D. Matte dated March 27, 2008
***10.22	Quepasa Corporation 2006 Stock Incentive Plan (2)
***10.23	Quepasa Corporation Form of 2006 Stock Incentive Plan Non-Qualified Stock Option Agreement (2)
***10.24	Quepasa Corporation Form of 2006 Stock Incentive Plan Incentive Stock Option Agreement (2)
***10.25	Quepasa Corporation Executive Incentive Plan (10)
10.26	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (11)
10.27	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (11)
10.28	Amendment No. 1 to Series 1 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (11)

Exhibit No.	Description of Exhibit
10.29	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (11)
10.30	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (11)
10.31	Amendment No. 1 to Series 3 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (11)
10.32	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (11)
10.33	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (11)
*10.34	Consulting Agreement with Jeffrey Valdez dated March 27, 2008
*10.35	Loan Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC.
*10.36	Right of First Refusal dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC.
*10.37	Webpage Development and Hosting Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC.
*10.38	Promissory Note dated March 27, 2008 by BRC Group, LLC.
*10.39	Equity Interests Purchase Warrant dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC.
*10.40	Lease termination Agreement dated March 10, 2008 by and between Quepasa Corporation and Airpark Billorado, LLC
*21.1	Subsidiaries of the small business issuer
*23.1	Consent of Berenfeld, Spritzer, Shechter & Sheer, LLP
*23.2	Consent of Perelson Weiner LLP
*24.1	Power of Attorney (See Signatures page)
*31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Indicates management compensatory contract, plan or arrangement

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on August 15, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on July 3, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A12G as filed with the Commission on March 16, 1999.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 19, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on November 27, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on March 22, 2006.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 as filed with the Commission on January 30, 2007.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed with the Commission on April 29, 1999.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 30, 2007.

(10)	Incorporated by reference to the Registrant’s Registrant’s Current Report on Form 8-K as filed with the Commission on January 25, 2008.

(11)	Incorporated by reference to the Registrant’s Registrant’s Current Report on Form 8-K as filed with the Commission on January 30, 2008.
Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 7550 E. Redfield Rd. Scottsdale, Arizona 85034.