Form 10-Q
period 2008-03-31
QUEPASA CORP
filed 2008-05-13
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________
Commission File Number: 001-33105

QUEPASA CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	86-0879433
(State of Incorporation)	(I.R.S. Employer Identification No.)
224 Datura Street, Suite 1100
West Palm Beach, Florida 33401
(Address of Principal Executive Office)
(561) 491-4181
(Registrant’s telephone number, including area code)
7550 East Redfield Road, Suite A
Scottsdale, Arizona 85260
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 8, 2008
Common Stock, $.001 par value per share	12,648,836

QUEPASA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,074,037	$3,673,281
Accounts receivable, net of allowance of $18,000 and $15,000, respectively	11,066	38,306
Other current assets	127,446	146,876

Total current assets	9,212,549	3,858,463

Property and equipment, net	944,979	1,023,041
Jet rights, net	—	885,712
Note Receivable	300,000	—
Other assets	132,907	133,692

Total assets	$10,590,435	$5,900,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$794,096	$887,598
Accrued expenses	232,850	306,130
Unearned grant income	59,902	65,917
Current portion of long-term debt	1,950,303	1,668,808

Total current liabilities	3,037,151	2,928,453

Long-term debt	5,417,759	5,526,506
Notes payable, net of unamortized discount of $2,432,493	4,624,744	—

Total liabilities	13,079,654	8,454,959

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,643,261 shares issued and outstanding at March 31, 2008 and 12,284,511 shares issued and outstanding at December 31, 2007	12,643	12,285
Additional paid-in capital	142,243,746	138,880,462
Accumulated deficit	(144,753,146)	(141,452,663)
Accumulated other comprehensive income	7,538	5,865

Total stockholders’ equity	(2,489,219)	(2,554,051)

Total liabilities and stockholders’ equity	$10,590,435	$5,900,908

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

REVENUES	$6,863	$52,482

OPERATING COSTS AND EXPENSES:
Sales and marketing	80,623	469,316
Product and content development	548,714	972,740
General and administrative	941,665	1,585,138
Stock based compensation expense	1,396,821	314,790
Depreciation and amortization	108,415	92,603

TOTAL OPERATING COSTS AND EXPENSES	3,076,238	3,434,587

LOSS FROM OPERATIONS	(3,069,375)	(3,382,105)

OTHER INCOME (EXPENSE):
Interest income	50,579	164,386
Interest expense	(289,082)	—
Other income	7,395	12,708

TOTAL OTHER INCOME (EXPENSE)	(231,108)	177,094

LOSS BEFORE INCOME TAXES	(3,300,483)	(3,205,011)
Income taxes	—	—

NET LOSS	$(3,300,483)	$(3,205,011)

Foreign currency translation adjustment	1,673	8,563

COMPREHENSIVE LOSS	$(3,298,810)	$(3,196,448)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.26)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, BASIC AND DILUTED	12,477,636	12,139,971

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2008
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance—December 31, 2007	—	$—	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)
Issuance of stock options for compensation					1,130,285			1,130,285
Re-pricing of warrants					1,605,382			1,605,382
Issuance of common stock for professional services			50,000	50	218,750			218,800
Issuance of common stock to directors for compensation			8,750	8	31,667			31,675
Exercise of stock options			300,000	300	377,200			377,500
Foreign currency translation adjustment							1,673	1,673
Net loss						(3,300,483)		(3,300,483)

Balance—March 31, 2008	—	$—	12,643,261	$12,643	$142,243,746	$(144,753,146)	$7,538	$(2,489,219)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(3,300,483)	$(3,205,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,415	92,603
Issuance of stock options and warrants for compensation	1,130,285	314,790
Issuance of common stock to directors for compensation	31,675	—
Issuance of common stock and stock options for professional services	218,800	—
Grant income	(6,015)	(12,708)
Bad debt expense	5,968	—
Non-cash interest related to corporate sponsorship agreement	191,253	—
Non-cash interest related to note payable agreements	57,237	—
Amortization of debt issuance costs	52,692	—
Changes in operating assets and liabilities:
Accounts receivable	21,272	32,489
Other current assets and other assets	41,330	102,769
Accounts payable and accrued expenses	(166,782)	439,568

Net cash used in operating activities	(1,614,353)	(2,235,500)

Investing activities:
Purchase of property and equipment	(23,583)	(253,039)
Advance to BRC / La Alianza	(300,000)	—

Net cash used in investing activities	(323,583)	(253,039)

Financing activities:
Proceeds from exercise of stock options and warrants	377,500	890,650
Net proceeds from issuance of notes payable	6,959,519	—

Net cash provided by financing activities	7,337,019	890,650

Effect of foreign currency exchange rate on cash	1,673	9,788

Net increase (decrease) in cash and cash equivalents	5,400,756	(1,588,101)
Cash and cash equivalents at beginning of period	3,673,281	14,093,811

Cash and cash equivalents at end of period	9,074,037	12,505,710

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1—Description of Business and Summary of Significant Accounting Policies
Quepasa Corporation (the “Company”), a Nevada corporation, was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Hispanic social network. With the evolution of the Company’s Quepasa.com website into a Hispanic portal and social network, the future revenue will be predominately display advertising. The Company re-launched its Quepasa.com website on February 6, 2008 in beta mode, to be solely a Hispanic social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com web site is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report filed with the SEC on Form 10-KSB on March 31, 2008.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.
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
Loss Per Share
Loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,
	2008	2007
Stock options	4,834,819	1,187,700
Warrants	4,432,500	4,432,500

Total	9,267,319	5,620,200

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, ''Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of SFAS 141(R) on its consolidated financial position and results of operations.
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of SFAS No. 160 is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company’s fiscal 2010. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

Note 2—Property and Equipment
Property and equipment consist of the following at March 31, 2008:

Software	$489,449
Computer equipment	1,414,336
Vehicles	21,101
Office furniture and equipment	212,247
Other equipment	11,032

2,148,165
Less accumulated depreciation	(1,203,186)

Property and equipment—net	$944,979

Depreciation expense was $101,645 and $67,418 for the three months ended March 31, 2008 and 2007, respectively.
Note 3—Jet Rights
In October 2006, as part of a financing transaction to raise capital, Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) agreed to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. The Company recognized the fair value of the jet rights of $1,007,445 as an asset and an increase to additional paid-in capital.
On January 25, 2008, under the provisions of a Note Purchase Agreement between the Company and MATT Inc., these jet rights were terminated. See Note 6 below.
Note 4—Note Receivable
On January 9, 2008, the Company advanced $300,000 and received a $300,000 Multiple Advance Promissory Note (the “BRC Note”) from BRC Group, LLC (“BRC”). BRC owns La Alianza de Futbol Hispano (“La Alianza”), an organization involved in the support and development of amateur Hispanic soccer in the United States. The Company and BRC agreed to the terms of the BRC Note with the understanding that the Company and BRC would work towards finalizing an agreement, which would provide for, among other things, the Company becoming the official social networking sponsor for La Alianza.
On March 27, 2008, the Company entered into a Loan Agreement with BRC for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; (ii) the Company agreed to advance BRC an additional $50,000 on April 1, 2008; and (iii) the Company will advance BRC an additional $250,000 on September 1, 2008. BRC executed a promissory note on March 27, 2008, in favor of the Company and agreed to repay all loans made by the Company under the Loan Agreement by January 8, 2011.
Also on March 27, 2008, and in connection with the Loan Agreement, the Company entered into an Equity Interests Purchase Warrant, a Right of Purchase and Right of First Refusal Agreement, and a Website Development and Hosting Agreement with BRC. Pursuant to the terms and conditions of these agreements the Company will: (i) become an official sponsor of the 2008 La Alianza soccer tournament; (ii) retain the online rights to the La Alianza soccer tournament for a period of three years; (iii) host and develop the La Alianza website; (iv) build the La Alianza community within the Quepasa.com website; and (v) share equally with BRC in the advertising revenues generated from the La Alianza website.
On April 1, 2008, the Company advanced $50,000 to BRC under the terms of the Loan Agreement.
On April 15, 2008, the Company received notification from BRC that they were in the process of securing additional funding from another source. As a result, the Company and BRC entered into negotiations to amend the Loan Agreement. Pursuant to the terms of the amendment, upon securing additional funding, BRC would not require the additional $250,000 advance scheduled for September 1, 2008 under the terms of the Loan Agreement. As of the date of this filing, the Company and BRC have not finalized the amendment to the Loan Agreement.

Note 5—Long-term Debt
Corporate Sponsorship and Management Services Agreement
On November 20, 2006, in connection with a financing transaction, the Company entered into Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with MATT Inc. and Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”). The Company is in the process of terminating the CMSA. See Note 10 below. The CSMSA provides that the Company will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse the Company for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provides that the Company will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1,200,000 per annum minus the Company’s costs and expenses for providing the services described above. The Organization’s obligations to pay any costs and expenses due to the Company are guaranteed by MATT Inc. See Common Stock section in Note 8.
The Company has established a reasonable estimate of the long-term debt based on the present value calculation of the expected payout of $1,200,000 per year, or $300,000 per quarter, through October 2016, discounted at a 12% annual rate, which is based on available borrowing rates. The following table summarizes the long-term debt calculation as of March 31, 2008 by year:

Present Value of
Year Ending December 31:	Expected Payments
Unpaid 2007 Obligations	$520,225
2008	1,155,535
2009	1,051,117
2010	933,903
2011	829,761
2012	737,232
2013	655,021
2014	581,978
2015	517,080
2016	386,210

Total Corporate Sponsorship Liability	7,368,062
Less: Current Portion of Debt	(1,950,303)

Long-term Corporate Sponsorship Liability	$5,417,759

Note 6—Notes Payable
On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. See Note 3 above. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.
On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.

Note Purchase Agreements consist of the following at March 31, 2008:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	45,987	5,844	51,831

Total Discounts	(2,174,647)	(257,846)	(2,432,493)
Accrued Interest	40,883	16,354	57,237

Notes Payable, net	$2,866,236	$1,758,508	$4,624,744

Note 7—Commitments and Contingencies
Operating Leases
On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.
The Company leases its facilities under three non-cancelable operating leases which expire in 2008 and 2010. Future minimum lease payments under these leases as of March 31, 2008 are as follows:

Remainder of 2008	$93,025
2009	54,832
2010	13,856

$161,713

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
Note 8—Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended March 31, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.
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
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Stock Option Plans
1998 Stock Option Plan
A summary of employee stock option activity under the 1998 Stock Option Plan during the three months ended March 31, 2008 is as follows:

	Number of	Weighted-
	Stock	Average
Options	Options	Exercise Price
Outstanding at December 31, 2007 (1)	814,506	$2.76
Granted	—	—
Exercised	(300,000)	$1.26
Forfeited or expired	(413,506)	$3.72

Outstanding at March 31, 2008 (2)	101,000	$3.27

Exercisable at March 31, 2008 (2)	97,000	$3.10

(1)	Excludes stock options to purchase 105,000 shares of common stock at a weighted average exercise price of $1.73 per share being held by consultants.

(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.
In September 2006, the Board of Directors approved, subject to stockholder approval, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.
2006 Stock Incentive Plan
On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). All stock options previously granted under the 2006 Plan that were subject to stockholder approval are now outstanding. Pursuant to the terms of the 2006 Plan, the Company may issue up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan. As of March 31, 2008, there are 166,456 shares of common stock reserved for issuance under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards. See Note 10 below.
A summary of employee stock option activity under the 2006 Stock Incentive Plan during the three months ended March 31, 2008 is as follows:

	Number of	Weighted-
	Stock	Average
Options	Options	Exercise Price
Outstanding at December 31, 2007 (1)	3,600,319	$3.57
Granted	1,175,000	$2.49
Exercised	—	—
Forfeited or expired	(142,500)	$10.00

Outstanding at March 31, 2008 (1)	4,632,819	$3.10

Exercisable at March 31, 2008 (2)	71,750	$8.04

(1)	Excludes stock options to purchase 1,000 shares of common stock at a weighted average exercise price of $10.00 per share being held by a consultant.

(2)	Excludes stock options to purchase 500 shares of common stock at a weighted average price of $10.00 per share being held by a consultant.

The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate:	2.8%	n/a
Expected term:	6 Years	n/a
Expected dividend yield:	0%	n/a
Expected volatility:	151%	n/a
The Company recognized stock-based compensation expense for the issuance of options of $1,130,285 and $314,790 for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, there was $11,226,332 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 2.6 years.
Unrestricted Shares
During the three months ended March 31, 2008, the Company issued 58,750 shares of unrestricted common stock to consultants and its non-employee directors under the 2006 Plan. The shares are fully vested. The fair value of the unrestricted shares is determined based on the closing price of the Company’s stock on the date of issuance. The Company recognized stock-based compensation expense of $250,475 for the unrestricted shares issued during the three months ended March 31, 2008.
Restricted Shares
On January 18, 2008, the Board of Directors granted 25,800 shares of restricted common stock to the Company’s non-employee directors for compensation during 2008 under the 2006 Plan. The restricted shares vest monthly on the last day of the month through December 31, 2008. Restricted shares activity during the three months ended March 31, 2008 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2008	0	n/a
Granted	25,800	$2.49
Vested during period	(6,450)	$2.49
Cancelled during period	0	n/a

Unvested at March 31, 2008	19,350	$2.49

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized stock-based compensation expense of $16,061 for the restricted shares that vested during the three months ended March 31, 2008. As of March 31, 2008, there was $48,181 in total unrecognized stock -based compensation expense related to non-vested restricted share grants, which is expected to be recognized over the last nine months of 2008.
Note 9—Related Party Transactions
Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc., see Note 3 — Jet Rights, Note 5 - Long-term debt, and Note 6 — Notes Payable. MATT Inc. is also the Company’s largest shareholder.

Note 10—Subsequent Events
On April 4, 2008, the staff of the Nasdaq Stock Market sent the Company a deficiency letter because we were not in compliance with the Nasdaq listing requirements. From April 7th through April 23rd, the price of our common stock closed at a level so that we met the listing requirements. On April 24th, our stock price closed at a price which caused us to not meet Nasdaq’s minimum of $35 million market value for listed common stock. The Nasdaq Rules require our common stock to trade above the threshold of $2.77 per share. For us to again fail to comply with the $35 million threshold, our common stock must trade below $2.77 for 10 consecutive business days. On April 28, 2008, the price closed at $2.85.
In the event of any future declines in our common stock price, we have entered into a Term Sheet with the Organization which will nullify the CSMSA, and we will issue the Organization $2,500,000 of senior preferred stock. We are currently negotiating a definitive Agreement. Once consummated, we will also meet the minimum stockholders’ equity required by Nasdaq. The following description will no longer apply once the CSMSA terminates. The CSMSA provides that we will develop, operate and host the Organization’s website and provide all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization will reimburse us for our costs and expenses in providing these services, not to exceed $500,000 per year. The CSMSA further provides that we will pay the Organization’s operating costs through October 2016, up to $1,200,000 per year minus our costs and expenses for providing the services described above.
In April 2008, our Board of Directors approved a resolution to increase the 2006 Plan by 2,000,000 shares. The proposal will be considered by our shareholders at the 2008 Annual Meeting scheduled for June 27, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.
Company Overview
In 2007, Quepasa transitioned from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of the site into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December 2006, the portal service of Quepasa was discontinued.
Highlights for the three months ended March 31, 2008 included:
•	We launched our new website in beta mode on February 6, 2008, which marked our transformation to an Hispanic social network;

•	We elected Jeffrey Valdez as Chairman of our Board of Directors in January 2008 and at the same time entered into a Consulting Agreement with him. Mr. Valdez is a leading Hispanic-American television and motion picture figure who founded SlTV, the first English language cable network aimed at the Hispanic market. Mr. Valdez is devoting substantial time working with our management in developing content for our website.
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
Critical Accounting Policies, Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

Stock-Based Compensation Expense
See Note 8 — Stock-Based Compensation to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of stock-based compensation expense.
Contingencies
The Company accrues for contingent obligations, including estimated management support agreements and legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and as additional information becomes available during the administration and litigation process.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.
Recent Accounting Pronouncements
See Note 1 — Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.
Results of Operations
Revenue Sources
During the three months ended March 31, 2008 and 2007, our revenue was generated from three principal sources: revenue earned from the sale of banner advertising on our website, the Google AdSense program, and subscription sales.
Banner Advertising Revenue: Banner revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery.
Google AdSense Revenue: Google AdSense revenue is generated when a quepasa.com user clicks on a Google advertiser through either the displayed advertisements associated with content or by utilizing the Google search feature. We recognize revenue from Google AdSense in the period it is reported by Google.
Subscription Sales: Subscription sales related to the internet dating service Corazones. We recognize revenue from subscription sales as services are delivered. In February of 2008, this service ceased charging for subscriptions. Revenue will be derived in the future from advertising sales
Operating Expenses
Our principal operating expenses are divided into the following categories:
•	Product and Content Development Expenses: Product and content development expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure upgrade.

•	Sales and Marketing Expenses: Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

•	General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fees, such as legal and accounting fees.

•	Stock Based Compensation Expenses: Stock based compensation is a non-cash expense that consists primarily of compensation paid for employees, directors, and consultants by the issuance of stock options or common stock. Expense is calculated based upon the grant-date fair value using the Black-Scholes option pricing model recognized on a straight-line basis over the vesting term of the award.

•	Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation related to our property and equipment and the amortization pertaining to jet rights acquired in 2006 and disposed in 2008.

•	Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Corporate Sponsorship Agreement and Note Purchase Agreements discussed in notes 5 and 6. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.
Comparison of the three months ended March 31, 2008 with the three months ended March 31, 2007
The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended March 31,
	2008	2007	Change ($)	Change (%)

REVENUES	$6,863	$52,482	$(45,619)	-87%

CASH-BASED OPERATING EXPENSES
Sales and marketing	80,623	469,316	(388,693)	-83%
Product and content development	548,714	972,740	(424,026)	-44%
General and administrative	941,665	1,585,138	(643,473)	-41%

Total cash-based operating expenses	1,571,002	3,027,194	(1,456,192)	-48%

NET CASH BURN	(1,564,139)	(2,974,712)	1,410,573	-47%
Net Cash Monthly Burn Rate	(521,380)	(991,571)	470,191	-47%

NON-CASH OPERATING EXPENSES
Stock based compensation expense	1,396,821	314,790	1,082,031	344%
Depreciation and amortization	108,415	92,603	15,812	17%

Total Non-Cash Operating Expenses	1,505,236	407,393	1,097,843	269%

LOSS FROM OPERATIONS	(3,069,375)	(3,382,105)	312,730	-9%

OTHER INCOME (EXPENSE):
Interest income	50,579	164,386	(113,807)	-69%
Interest expense	(289,082)	—	(289,082)	-100%
Other income	7,395	12,708	(5,313)	-42%

TOTAL OTHER INCOME (EXPENSE)	(231,108)	177,094	(408,202)	-231%

NET LOSS	$(3,300,483)	$(3,205,011)	$(95,472)	3%

Our results of operations for the three months ended March 31, 2008 and 2007 were characterized by expenses that significantly exceeded revenues during the periods. We reported a net loss of $3,300,483 for the three months ended March 31, 2008, compared to a net loss of $3,205,011 for the three months ended March 31, 2007.

Revenues
Our revenues were $6,863 for the three months ended March 31, 2008, a decrease of 87% compared to the first quarter of 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website. In February 2008, we re-launched our website in beta mode. We are hopeful that website traffic will increase in the second and third quarters of 2008. We believe there will be a direct correlation between website traffic and our ability to increase revenue.
Operating Costs and Expenses
Sales and Marketing: Sales and marketing expenses decreased $388,693, or 83%, to $80,623 for the three months ended March 31, 2008. The decrease is primarily attributed to the discontinuance of advertising efforts in the first quarter of 2008, which resulted in savings of approximately $390,000 versus the first quarter of 2007. In addition, we closed the New York sales office and reduced our sales force in November 2007, which resulted in a decrease of approximately $44,000 versus the first quarter of 2007. These savings were partially offset by an increase of $38,000 associated with a Mexican sales office that was opened in May 2007 and, subsequently, closed in March 2008 and an increase of $7,000 for other sales and marketing expenses.
Product and Content Development: Product and content development expenses decreased $424,026, or 44%, to $548,714 for the three months ended March 31, 2008. This decrease is attributable to a focused effort to reduce costs. During the three months ended March 31, 2008, we had decreases in technology consulting fees of $370,000, content fees of $107,000, and other professional fees of $50,000, partially offset by an increase in salaries and associated payroll costs of $102,000 for our product development and technology personnel, primarily within Quepasa.com de Mexico, which provides substantially all of our design, translation services, and website management and development services.
General and Administrative: General and administrative expenses decreased $643,473, or 41%, to $941,665, for the three months ended March 31, 2008. The significant changes consisted of:
•	a decrease in professional fees expense of $349,000, made up of decreases in legal fees of $186,000 and accounting fees of $163,000, due to unusually high activity in 2007;

•	a decrease in recruiting fees of $147,000, due to reduced hiring during 2008;

•	a decrease in salaries and related payroll costs of $93,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007; and

•	a decrease in travel and entertainment of $71,000, a decrease in licenses and fees of $45,000, a decrease in dues and subscriptions of $33,000, and a decrease in printing and reproduction of $32,000, attributable to a focused effort to reduce costs;

•	these decreases were partially offset by a one-time charge of $129,000 for the termination of the operating lease for our Scottsdale, AZ headquarters.
Stock Based Compensation: Stock based compensation expense increased $1,082,031, or 344%, to $1,396,821 for the three months ended March 31, 2008. This increase is primarily attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008.
Depreciation and Amortization: Depreciation and amortization expense increased $15,812, or 17%, to $108,415 for the three months ended March 31, 2008. This increase is attributable to the depreciation associated with capital purchases from 2007.
Other Income (Expense): Other income (expense) primarily consists of interest expense offset by interest income. Other income for the three months ended March 31, 2008 decreased $408,202, to other expense of $231,108 from $177,094 of other income for the three months ended March 31, 2007. The change is mainly attributable to $289,000 of interest expense associated with the Note Purchase Agreements entered into in 2008, see note 6 of the condensed consolidated financial statements, and a decrease of $114,000 of interest income associated with lower average cash balances during the first quarter of 2008 versus the first quarter of 2007.

Liquidity and Capital Resources

	For the Three Months Ended
	March 31,
	2008	2007
Net cash used in operating activities	$(1,614,353)	$(2,235,500)
Net cash used in investing activities	$(323,583)	$(253,039)
Net cash provided by financing activities	$7,337,019	$890,650
Cash used in operating activities for the three months ended March 31, 2008 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the issuance of stock options and common stock for compensation, interest associated with long-term debt. Net cash used in operations was $1,614,353 for the three months ended March 31, 2008 compared to $2,235,500 for the first three months of 2007. For the three months ended March 31, 2008, net cash used by operations consisted primarily of a net loss of $3,300,483 offset by non-cash expenses of $108,415 in depreciation and amortization, $248,490 in non-cash interest, $52,692 in amortization of discounts on notes payable and debt issuance costs and $1,380,760 related to the issuance of stock options, warrants, and common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $166,782, offset by decreases in trade accounts receivable of $21,272 and other current assets and other assets of $41,330. Net cash used by operations for the three months ended March 31, 2007 consisted of a net loss of $3,205,011 offset by non-cash expenses of $92,603 in depreciation and amortization and $314,790 related to the issuance of stock options and warrants for compensation. Changes in working capital for the three months ended March 31, 2007 included decreases in other current assets and other assets of $102,769 and trade accounts receivable of $32,489 and an increase of $439,568 in accounts payable and accrued expenses.
Net cash used in investing activities for the three months ended March 31, 2008 is primarily attributable to Investment in BRC/La Alianza of $300,000, see note 4 of the condensed consolidated financial statements. Our capital expenditures were $23,583 for the three months ended March 31, 2008, compared to capital expenditures of $253,039 for the same period in 2007.
Net cash provided by financing activities for the three months ended March 31, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 6 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the three months ended March 31, 2008, compared to $890,650 for the same period in 2007.

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$9,074,037	$3,673,281
Total assets	$10,590,435	$5,900,908

Percentage of total assets	86%	62%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.
We have substantial capital resource requirements and have generated significant losses since inception. At March 31, 2008, we had $9,074,037 in cash and cash equivalents compared to $3,673,281 at December 31, 2007, resulting in a net increase in cash and cash equivalents of 5,400,756 for the first quarter of 2008.
The increase in cash for 2008 was primarily attributed to the issuance of subordinated notes payable in the amount of $7,000,000 in January, 2008, partially offset by cash-based operating expenses of $1,571,002 during the first quarter of 2008.
In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters in Scottsdale. Based on the reductions initiated in November 2007, the net cash burn rate for the first quarter dropped to $521,380 per month, which included one-time charges of $129,000 associated with the termination of the lease for our Scottsdale headquarters. We expect a net cash burn rate of approximately $425,000 per month for the remainder of 2008, excluding any promotional activities.

During the first quarter of 2008, we obtained proceeds of $377,500 from the exercise of common stock options and warrants compared to $890,650 from the exercise of stock options and warrants during the first quarter of 2007.
Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations through the next 12 months. We have budgeted additional capital expenditures of approximately $500,000 for the remainder of 2008 and are currently negotiating alternative financing arrangements as we continue to invest in the expansion of our product and services offerings.
Forward-Looking Statements
The statements in this Report relating to the opportunities presented by being a bilingual portal and Hispanic social network, our agreement with BRC, issues relating to our Nasdaq listing and common stock price, proposed agreement with the Organization, proposed increase in shares under the 2006 Plan, our ability to create innovative and high quality Internet services and increase our user base, anticipated increase in revenue from website traffic, our intention to generate revenue through marketing services, and anticipated future cash flows are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include delays in product development, changes in social network needs, internal issues with regard to the Organization and issues which generally affect public trading markets. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors contained in Quepasa’s Form 10-KSB for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable for smaller reporting companies.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2008 to provide reasonable assurance in the Company’s financial reporting.
Remediation of Certain Weaknesses and Changes in Internal Controls
As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008, during the financial reporting process for the fiscal year end December 31, 2007, certain weaknesses in the Company’s internal control over financial reporting were identified, including inadequate documentation of policies, procedures, and internal controls; weaknesses in information technology controls and procedures; a lack of sufficient accounting personnel and expertise to address the Company’s expanding and increasingly complex financial reporting needs; and incorrect accounting treatment of certain expenses and equity issuances. The Company believes that the primary cause of those control issues stemmed from the lack of accounting personnel and expertise.

In addition to the new Chief Financial Officer hired in October 2007, the Company hired a new Vice President of Finance and replaced the Controller during the first quarter of 2008. As a result of these new hires, the Company believes that the lack of sufficient accounting personnel and expertise has been addressed. Additionally, in January 2008, the Company hired a Chief Technology Officer to help address the information technology control issues. During the remainder of 2008, the new financial management team will continue to address and improve the identified weaknesses in the Company’s internal controls.
Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended March 31, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.
Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 1A. Risk Factors
Not applicable for smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2008, we sold securities without registration under the Securities Act of 1933 in reliance upon exemption provided in Section 4(2) and Rule 506 thereunder as described below:

		No. of
Name of Class	Date Issued	Securities	Reason for Issuance
Holders of Subordinated Promissory Notes	January 25, 2008	$7,000,000	Notes issued pursuant to the terms of two Note Purchase Agreements

Holders of Warrants	January 25, 2008	3,000,000	Warrants issued to purchase common stock at an exercise price of $2.75 per share. These warrants replaced previously issued warrants with higher exercise prices.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits
See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

May 12, 2008	By:	/s/ John C. Abbott
		Name:	John C. Abbott
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	By:	/s/ Michael D. Matte
		Name:	Michael D. Matte
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
3.1	Certificates of Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Amendment to the Employment Agreement with John C. Abbott dated March 27, 2008 (3)
10.2	Amendment to the Employment Agreement with Michael D. Matte dated March 27, 2008 (3)
10.3	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)
10.4	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)
10.5	Amendment No. 1 to Series 1 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)
10.6	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)
10.7	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)
10.8	Amendment No. 1 to Series 3 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)
10.9	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)
10.10	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)
10.11*	Consulting Agreement with Jeffrey Valdez dated October 24, 2007 (5)
10.12	Loan Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)
10.13	Right of First Refusal dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)
10.14	Webpage Development and Hosting Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)
10.15	Promissory Note dated March 27, 2008 by BRC Group, LLC. (3)
10.16	Equity Interests Purchase Warrant dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)
10.17	Lease Termination Agreement dated March 10, 2008 by and between Quepasa Corporation and Airpark Billorado, LLC (3)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB as filed with the SEC on August 15, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on July 3, 2007.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2008.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on January 30, 2008.

(5)	This replaces the form Agreement filed with the Registrant’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2008, which contained an incorrect version of the Agreement. The Agreement was approved by the Board of Directors of the Company on January 18, 2008.
Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.