Form 10-Q
period 2008-06-30
QUEPASA CORP
filed 2008-07-25
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 21, 2008
Common Stock, $.001 par value per share	12,653,661

QUEPASA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,811,995	$3,673,281
Accounts receivable, net of allowance of $18,000 and $15,000, respectively	21,913	38,306
Other current assets	86,879	146,876

Total current assets	7,920,787	3,858,463

Property and equipment, net	812,178	1,023,041
Jet rights, net	—	885,712
Note receivable, $350,000 face amount, non-interest bearing, due January 8, 2011 (less unamortized discount of $91,524 based on imputed interest rate of 12.75%)	258,476	—
Other assets	243,045	133,692

Total assets	$9,234,486	$5,900,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$751,638	$887,598
Accrued expenses	265,989	306,130
Unearned grant income	54,659	65,917
Current portion of long-term debt	—	1,668,808

Total current liabilities	1,072,286	2,928,453

Long-term debt	—	5,526,506
Notes payable, net of unamortized discount of $2,361,027	4,774,259	—

Total liabilities	5,846,545	8,454,959

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares issued and outstanding at June 30, 2008	25	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,648,836 shares issued and outstanding at June 30, 2008 and 12,284,511 shares issued and outstanding at December 31, 2007	12,649	12,285
Additional paid-in capital	145,906,974	138,880,462
Accumulated deficit	(142,541,117)	(141,452,663)
Accumulated other comprehensive income	9,410	5,865

Total stockholders’ equity (deficit)	3,387,941	(2,554,051)

Total liabilities and stockholders’ equity (deficit)	$9,234,486	$5,900,908

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$24,774	$73,260	$31,637	$125,742

OPERATING COSTS AND EXPENSES:
Sales and marketing	55,049	292,788	135,672	762,104
Product and content development	703,585	1,070,313	1,252,299	2,043,053
General and administrative	509,019	1,621,452	1,450,684	3,206,590
Stock based compensation	1,165,437	788,795	2,562,258	1,103,585
Depreciation and amortization	113,008	103,658	221,423	196,261

TOTAL OPERATING COSTS AND EXPENSES	2,546,098	3,877,006	5,622,336	7,311,593

LOSS FROM OPERATIONS	(2,521,324)	(3,803,746)	(5,590,699)	(7,185,851)

OTHER INCOME (EXPENSE):
Interest income	46,925	127,438	97,504	291,824
Interest expense	(338,731)	—	(627,813)	—
Gain (Loss) on disposal	(42,977)	3,449	(42,977)	3,449
Gain on extinguishment of debt	5,056,052	—	5,056,052	—
Other income	12,084	1,529	19,479	14,237

TOTAL OTHER INCOME (EXPENSE)	4,733,353	132,416	4,502,245	309,510

INCOME (LOSS) BEFORE INCOME TAXES	2,212,029	(3,671,330)	(1,088,454)	(6,876,341)
Income taxes	—	—	—	—

NET INCOME (LOSS)	$2,212,029	$(3,671,330)	$(1,088,454)	$(6,876,341)

Foreign currency translation adjustment	1,872	(8,527)	3,545	36

COMPREHENSIVE INCOME (LOSS)	$2,213,901	$(3,679,857)	$(1,084,909)	$(6,876,305)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.17	$(0.30)	$(0.09)	$(0.56)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.17	$(0.30)	$(0.09)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	12,647,733	12,238,879	12,563,155	12,189,975

DILUTED	12,712,193	12,238,879	12,563,155	12,189,975

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2008
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance—December 31, 2007	—	$—	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)
Issuance of stock options for compensation					2,279,662			2,279,662
Re-pricing of warrants					1,605,382			1,605,382
Issuance of common stock for professional services			50,000	50	218,750			218,800
Issuance of common stock to directors for compensation			14,325	14	45,543			45,557
Issuance of preferred stock	25,000	25			2,499,975			2,500,000
Exercise of stock options			300,000	300	377,200			377,500
Foreign currency translation adjustment							3,545	3,545
Net loss						(1,088,454)		(1,088,454)

Balance—June 30, 2008	25,000	$25	12,648,836	$12,649	$145,906,974	$(142,541,117)	$9,410	$3,387,941

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(1,088,454)	$(6,876,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,423	196,261
Gain on extinguishment of debt	(5,056,052)	—
Issuance of stock options and warrants for compensation	2,279,662	912,097
Issuance of common stock to directors for compensation	45,557	191,488
Issuance of common stock and stock options for professional services	218,800	—
Grant income	(11,258)	(14,146)
Loss/ (Gain) on sale of property and equipment	42,977	(3,449)
Bad debt expense	13,819	—
Non-cash interest related to note receivable	(13,229)
Non-cash interest related to corporate sponsorship agreement	379,243	—
Non-cash interest related to note payable agreements	135,287	—
Amortization of discounts on notes payable and debt issuance costs	125,344	—
Changes in operating assets and liabilities:
Accounts receivable	2,574	9,785
Other current assets and other assets	75,325	5,763
Accounts payable and accrued expenses	(176,101)	531,729

Net cash used in operating activities	(2,805,083)	(5,046,813)

Investing activities:
Proceeds from sale of property and equipment	10,601	3,449
Purchase of property and equipment	(57,368)	(613,789)
Advance to BRC / La Alianza	(350,000)	—

Net cash used in investing activities	(396,767)	(610,340)

Financing activities:
Proceeds from exercise of stock options and warrants	377,500	913,150
Proceeds from issuance of notes payable	7,000,000	—
Debt issuance costs associated with issuance of notes payable	(40,481)

Net cash provided by financing activities	7,337,019	913,150

Effect of foreign currency exchange rate on cash	3,545	(1,318)

Net increase (decrease) in cash and cash equivalents	4,138,714	(4,745,321)
Cash and cash equivalents at beginning of period	3,673,281	14,093,811

Cash and cash equivalents at end of period	7,811,995	9,348,490

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On January 25, 2008, the exercise prices of outstanding warrants were reduced as part of the issuance of $7,000,000 in notes payable, resulting in a $1,605,382 discount recorded against the note, and a corresponding increase in additional paid-in capital. See Note 6 below.

On June 30, 2008, 25,000 preferred shares were exchanged for $7,556,052 in long-term debt, resulting in a $25 increase in preferred stock and a $2,499,975 increase in additional paid-in capital. See Note 5 and Note 8 below.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1—Description of Business and Summary of Significant Accounting Policies
Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Hispanic social network. With the evolution of the Company’s Quepasa.com website into a Hispanic portal and social network, the future revenue will be predominantly display advertising. The Company re-launched its Quepasa.com website on February 6, 2008 in beta mode, to be solely a Hispanic social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report filed with the SEC on Form 10-KSB on March 31, 2008.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts in the unaudited condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.
Basic and Diluted Income (Loss) Per Common Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted income (loss) per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. When the effect of the outstanding equity securities is anti-dilutive, the securities are not included in the calculation of diluted income (loss) per common share.

The computation of basic and diluted income (loss) per common share is as follows:

	For the Three Months Ended June 30,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Income	Shares	Amount	Net Loss	Shares	Amount

Basic earnings per share	$2,212,029	12,647,733	$0.17	$(3,671,330)	12,238,879	$(0.30)

Effect of dilutive securities:

Stock options	—	43,609		—	—

Convertible preferred stock	—	12,049		—	—

Restricted stock	—	8,802		—	—

Diluted earnings per share	$2,212,029	12,712,193	$0.17	$(3,671,330)	12,238,879	$(0.30)

	For the Six Months Ended June 30,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Net Loss	Shares	Amount	Net Loss	Shares	Amount

Basic earnings per share	$(1,088,454)	12,563,155	$(0.09)	$(6,876,341)	12,189,975	$(0.56)

Effect of dilutive securities:

Stock options	—	—		—	—

Convertible preferred stock	—	—		—	—

Diluted earnings per share	$(1,088,454)	12,563,155	$(0.09)	$(6,876,341)	12,189,975	$(0.56)

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	4,797,319	1,498,200	4,897,319	1,498,200
Warrants	4,432,500	4,432,500	4,432,500	4,432,500

Totals	9,229,819	5,930,700	9,329,819	5,930,700

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.
Note 2—Property and Equipment
Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Software	$489,449	$489,449
Computer equipment	1,446,217	1,390,059
Vehicles	21,927	20,697
Office furniture and equipment	138,582	214,526
Other equipment	11,463	10,821

	2,107,638	2,125,552
Less accumulated depreciation	(1,295,460)	(1,102,511)

Property and equipment—net	$812,178	$1,023,041

Depreciation expense was $214,653 and $145,452 for the six months ended June 30, 2008 and 2007, respectively.
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
BRC executed a noninterest bearing promissory note on March 27, 2008, in favor of the Company and agreed to repay all loans made by the Company under the Loan Agreement by January 8, 2011. In exchange for the noninterest bearing promissory note, BRC granted the Company an Equity Interests Purchase Warrant and a Right of Purchase and Right of First Refusal Agreement (“Warrant Rights”).
Also on March 27, 2008, and in connection with the Loan Agreement, the Company entered into a Website Development and Hosting Agreement with BRC. Pursuant to the terms and conditions of the agreement the Company will: (i) become an official sponsor of the 2008 La Alianza soccer tournament; (ii) retain the online rights to the La Alianza soccer tournament for a period of three years; (iii) host and develop the La Alianza website; (iv) build the La Alianza community within the Quepasa.com website; and (v) share equally with BRC in the advertising revenues generated from the La Alianza website.
On April 1, 2008, the Company advanced $50,000 to BRC under the terms of the Loan Agreement.
On April 15, 2008, the Company received notification from BRC that they were in the process of securing additional funding from another source. As a result, the Company and BRC entered into negotiations to amend the Loan Agreement. Pursuant to the terms of the amendment, upon securing additional funding, $50,000 of the total outstanding note shall become due immediately and the balance of the outstanding note shall be due and payable in full upon the first anniversary of securing the additional funding. In addition, BRC would not require the additional $250,000 advance scheduled for September 1, 2008 under the terms of the Loan Agreement. As of the date of this filing, BRC had not finalized the process of securing the additional funding.
As a result of the above transactions, the Company has recorded a discount to the $350,000 outstanding note receivable using a 12.75% imputed interest rate in the amount of $104,753 and assigned this value to the Warrant Rights, which is included in Other Assets line of the balance sheet. As of June 30, 2008, the Company has recorded $13,229 of interest income related to the amortization of the discount to the $350,000 outstanding note.

Note 5—Long-term Debt
Corporate Sponsorship and Management Services Agreement
On November 20, 2006, in connection with a financing transaction, the Company entered into Corporate Sponsorship and Management Services Agreement (the “CSMSA”) with MATT Inc. and Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”). The CSMSA provided that the Company will develop, operate and host the Organization’s website and provide to it all the services necessary to conduct such operations. During the first three years of the term of the CSMSA, the Organization agreed to reimburse the Company for its costs and expenses in providing these services, not to exceed $500,000 per annum. The CSMSA further provided that the Company will pay the Organization’s operating costs through October 2016 (including certain special event costs commencing in year four), up to a cap of $1,200,000 per annum minus the Company’s costs and expenses for providing the services described above. The Organization’s obligations to pay any costs and expenses due to the Company were guaranteed by MATT Inc. See Common Stock section in Note 8.
The Company established a reasonable estimate of the long-term debt based on the present value calculation of the expected payout of $1,200,000 per year, or $300,000 per quarter, through October 2016, discounted at a 12% annual rate, which was based on available borrowing rates.
On June 30, 2008, the Company entered into a Termination Agreement (the “Transaction”) with the Organization terminating the CSMSA. In consideration for the Transaction, the Company issued 25,000 shares of Series A Convertible Preferred Stock with a liquidation preference of $2,500,000 (the “Preferred Stock”) to the Organization. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.
The effect of the Transaction was to eliminate the Company’s current and future obligations for the Organization’s operating costs under the CSMSA for which the Company had recorded a reasonable estimate of $7,556,052 as of June 30, 2008. The Company recognized a gain on the extinguishment of the long-term debt of $5,056,052, the difference between the value of the long-term liabilities and the value of preferred stock issued in exchange for the debt as of June 30, 2008.
Note 6—Notes Payable
On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. See Note 3 above. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $23,370 at June 30, 2008.
On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $15,063 at June 30, 2008.

Note Purchase Agreements consist of the following at June 30, 2008:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	109,395	13,902	123,297

Total Discounts	(2,111,239)	(249,788)	(2,361,027)
Accrued Interest	96,633	38,653	135,286

Notes Payable, net	$2,985,394	$1,788,865	$4,774,259

Note 7—Commitments and Contingencies
Operating Leases
On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.
The Company leases its facilities under three non-cancelable operating leases which expire in 2008 and 2010. Future minimum lease payments under these leases as of June 30, 2008 are as follows:

Remainder of 2008	$44,271
2009	54,832
2010	13,856

$112,959

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
Note 8—Series A Preferred Stock
On June 30, 2008, the Company entered into a Termination Agreement (the “Transaction”) with the Organization terminating the CSMSA, see note 5. In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative. Dividends are payable in a lump sum at liquidation or conversion.
Note 9—Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three and six months ended June 30, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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
Stock Option Plans
1998 Stock Option Plan
A summary of employee stock option activity under the 1998 Stock Option Plan during the six months ended June 30, 2008 is as follows:

	Number of	Weighted-
	Stock	Average
Options	Options	Exercise Price
Outstanding at December 31, 2007 (1)	814,506	$2.76
Granted	—	—
Exercised	(300,000)	$1.26
Forfeited or expired	(414,506)	$3.73

Outstanding at June 30, 2008 (2)	100,000	$3.23

Exercisable at June 30, 2008 (2)	98,000	$3.14

(1)	Excludes stock options to purchase 105,000 shares of common stock at a weighted average exercise price of $1.73 per share being held by consultants.

(2)	Excludes stock options to purchase 100,000 shares of common stock at a weighted average price of $1.50 per share being held by a consultant.
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

In April 2008, our Board of Directors approved a resolution to increase the 2006 Plan by 2,000,000 shares. On June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. As of June 30, 2008, there are 2,106,456 shares of common stock reserved for issuance under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.
A summary of employee stock option activity under the 2006 Stock Incentive Plan during the six months ended June 30, 2008 is as follows:

	Number of	Weighted-
	Stock	Average
Options	Options	Exercise Price
Outstanding at December 31, 2007 (1)	3,600,319	$3.57
Granted (2)	1,190,000	$2.49
Exercised	—	—
Forfeited or expired	(144,000)	$10.00

Outstanding at June 30, 2008 (3)	4,646,319	$3.09

Exercisable at June 30, 2008 (4)	89,000	$6.84

(1)	Excludes stock options to purchase 1,000 shares of common stock at a weighted average price of $10.00 per share being held by a consultant.

(2)	Excludes stock options to purchase 50,000 shares of common stock at a weighted average exercise price of $2.57 per share being held by a consultant.

(3)	Excludes stock options to purchase 51,000 shares of common stock at a weighted average exercise price of $2.72 per share being held by a consultant.

(4)	Excludes stock options to purchase 500 shares of common stock at a weighted average exercise price of $10.00 per share being held by a consultant.
The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate:	2.9%	5.0%
Expected term:	6 Years	5 Years
Expected dividend yield:	0%	0%
Expected volatility:	151%	156%
The Company recognized stock-based compensation expense for the issuance of options of $1,149,374 and $597,307 for the three months ended June 30, 2008 and 2007, respectively, and $2,279,662 and $912,097 for the six months ended June 30, 2008 and 2007, respectively.
As of June 30, 2008, there was $10,233,120 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.
Unrestricted Shares
During the six months ended June 30, 2008, the Company issued 58,750 shares of unrestricted common stock to consultants and its non-employee directors under the 2006 Plan. The shares are fully vested. The fair value of the unrestricted shares is determined based on the closing price of the Company’s stock on the date of issuance. The Company recognized stock-based compensation expense of $0 and $250,475, respectively, for the unrestricted shares issued during the three and six months ended June 30, 2008.

Restricted Shares
On January 18, 2008, the Board of Directors granted 25,800 shares of restricted common stock to the Company’s non-employee directors for compensation during 2008 under the 2006 Plan. The restricted shares vest monthly on the last day of the month through December 31, 2008. Restricted shares activity during the six months ended June 30, 2008 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2008	0	n/a
Granted	25,800	$2.49
Vested during period	(12,900)	$2.49
Cancelled during period	0	n/a

Unvested at June 30, 2008	12,900	$2.49

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized stock-based compensation expense of $16,061 and $32,121 for the restricted shares that vested during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, there was $32,121 in total unrecognized stock -based compensation expense related to non-vested restricted share grants, which is expected to be recognized over the last six months of 2008. During the three months ended June 30, 2008, the Company issued 5,575 of the vested restricted shares, resulting in an increase of $13,882 to stockholders’ equity.
Note 10—Warrant Re-pricing
In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of June 30, 2008. The fair value of the warrant re-pricing was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	0.00
Expected volatility:	103.55%
In March 2006, the Company issued three series of warrants to purchase 500,000 shares of common stock each at exercise prices of $2.87, $4.00 and $7.00 per share to RSI as compensation for certain strategic initiatives. The first warrant was exercised in 2006. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at June 30, 2008 and expire in March 2016. The fair value of the warrant re-pricing was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	0.00
Expected volatility:	105.68%
Note 11—Related Party Transactions
Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; see Note 3 — Jet Rights, Note 5 — Long-term debt, Note 6 — Notes Payable, Note 8 — Preferred Stock, and Note 10 — Warrant Re-pricing. MATT Inc. is also the Company’s largest shareholder.

Note 12—Subsequent Events
On July 22, 2008, the Compensation Committee of the Board of Directors granted 727,500 10-year stock options to executive officers of the Company and 75,000 10-year stock options to the Chairman of the Board in his capacity as a consultant under the 2006 Plan. The stock options are exercisable at $2.07 and vest subject to meeting specific performance milestones on or before December 31, 2009.
On July 22, 2008, the Company granted 696,500 10-year stock options to employees of the Company and 10,000 10-year stock options to a consultant under the 2006 Plan. The stock options are exercisable at $2.07 and vest subject to meeting specific performance milestones on or before December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.
Company Overview
In 2007, Quepasa transitioned from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of our website into a Hispanic portal and social network, we expect future revenues will come from predominately display advertising. In December 2006, the portal service of Quepasa was discontinued.
Highlights for the first and second quarters of 2008 included:
•	In late January 2008, we borrowed $7,000,000, including $5,000,000 from a company controlled by one of our non-employee directors. The notes are due in 2016;

•	On February 6, 2008, we re-launched our website in beta mode as a Hispanic social network; and

•
On June 30, 2008, we terminated the CSMSA issuing the Organization $2,500,000 of Preferred Stock and recorded a one-time non-cash gain of $5,056,052 based upon the difference between the value of the liabilities we eliminated and the value of the Preferred Stock.

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
Stock-Based Compensation Expense
See Note 9 — Stock-Based Compensation to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of stock-based compensation expense.
Contingencies
The Company accrues for contingent obligations, including estimated management support agreements and legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 “ (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.
Recent Accounting Pronouncements
See Note 1 — Description of Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.
Results of Operations
Revenue Sources
During the six months ended June 30, 2008, our revenue was generated from two principal sources: revenue earned from the sale of banner advertising on our website and subscription sales.
Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery. Approximately 80% of our revenue came from banner advertising.
Subscription Sales: Subscription sales related to the Internet dating service Corazones.com. We have not focused our efforts on marketing this website. We recognize revenue from subscription sales as services are delivered, or ratably over the subscription period.
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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Corporate Sponsorship Agreement and Note Purchase Agreements discussed in notes 5 and 6. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets. In the three months ended June 30, 2008, we recognized a one-time non-cash gain resulting from termination of the CSMSA.

Comparison of the three months ended June 30, 2008 with the three months ended June 30, 2007
The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended June 30,
	2008	2007	Change ($)	Change (%)

REVENUES	$24,774	$73,260	$(48,486)	-66%

CASH-BASED OPERATING EXPENSES
Sales and marketing	55,049	292,788	(237,739)	-81%
Product and content development	703,585	1,070,313	(366,728)	-34%
General and administrative	509,019	1,621,452	(1,112,433)	-69%

Total cash-based operating expenses	1,267,653	2,984,553	(1,716,900)	-58%

NET CASH BURN	(1,242,879)	(2,911,293)	1,668,414	-57%
Net Cash Monthly Burn Rate	(414,293)	(970,431)	556,138	-57%

NON-CASH OPERATING EXPENSES
Stock based compensation expense	1,165,437	788,795	376,642	48%
Depreciation and amortization	113,008	103,658	9,350	9%

Total Non-Cash Operating Expenses	1,278,445	892,453	385,992	43%

LOSS FROM OPERATIONS	(2,521,324)	(3,803,746)	1,282,422	-34%

OTHER INCOME (EXPENSE):
Interest income	46,925	127,438	(80,513)	-63%
Interest expense	(338,731)	—	(338,731)	-100%
Gain/ (Loss) on disposal	(42,977)	3,449	(46,426)	-1346%
Gain on extinguishment of debt	5,056,052	—	5,056,052	-100%
Other income	12,084	1,529	10,555	690%

TOTAL OTHER INCOME (EXPENSE)	4,733,353	132,416	4,600,937	3475%

NET INCOME (LOSS)	$2,212,029	$(3,671,330)	$5,883,359	-160%

Revenues
Our revenues were $24,774 for the three months ended June 30, 2008, a decrease of 66% compared to the second quarter of 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website. In February 2008, we re-launched our website in beta mode. We experienced a 222% increase in page views during the second quarter of 2008 from the first quarter of 2008. We are hopeful that website traffic will continue to increase in the third and fourth quarters of 2008. We believe there will be a direct correlation between website traffic and our ability to increase revenue.
As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; and (ii) effective email deliverability. In June, 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability together with the redesign of our sign-up and invitation steps have resulted in meaningful gains in the number of new registered users and site traffic. While we are hopeful that the low email rejection rate and increase in traffic and new registered users will continue, we can not assure you that this will occur. If it does not, our future results of operations may be materially and adversely affected.

Operating Costs and Expenses
Sales and Marketing: Sales and marketing expenses decreased $237,739, or 81%, to $55,049 for the three months ended June 30, 2008. The decrease is primarily attributed to the closing of the New York sales office and a reduction of our sales force in November 2007, which resulted in a decrease in salaries of approximately $123,000 versus the second quarter of 2007. In addition, the discontinuance of advertising efforts in the first half of 2008 resulted in savings of approximately $114,000 versus the second quarter of 2007.
Product and Content Development: Product and content development expenses decreased $366,728, or 34%, to $703,585 for the three months ended June 30, 2008. This decrease is attributable to a focused effort to reduce costs. During the three months ended June 30, 2008, we had decreases in technology consulting fees of $301,000, salaries within our U.S. operations of $107,000, and content fees of $39,000, partially offset by an increase in salaries and associated payroll costs of $75,000 for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.
General and Administrative: General and administrative expenses decreased $1,112,433, or 69%, to $509,019, for the three months ended June 30, 2008. The significant changes consisted of:
•
a decrease in professional fees of $482,000, made up of decreases in legal fees of $120,000 and accounting fees of $227,000, due to unusually high activity in 2007, and a settlement of $135,000 toward legal fees received during the second quarter of 2008;

•	a decrease in recruiting fees of $288,000, due to reduced hiring during 2008;

•	a decrease in travel related expenses of $103,000;

•	a decrease in rent expenses of $83,000, due to the closing our Scottsdale, AZ headquarters;

•	a decrease in salaries and related payroll costs of $66,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007; and

•
a decrease in dues and subscriptions of $45,000, a decrease in printing and reproduction of $42,000, and a decrease in office supplies and maintenance costs of $21,000 attributable to a focused effort to reduce costs;

Stock Based Compensation: Stock based compensation expense increased $376,642, or 48%, to $1,165,437 for the three months ended June 30, 2008. This increase is primarily attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008. At June 30, 2008, we had $10,233,120 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next nine quarters.
Depreciation and Amortization: Depreciation and amortization expense increased $9,350, or 9%, to $113,008 for the three months ended June 30, 2008. This increase is primarily attributable to capital purchases from 2007, offset by the termination of the jet rights in the first quarter of 2008 and the associated amortization expense.
Other Income (Expense): Other income increased $4,600,937 to $4,733,353 for the three months ended June 30, 2008. The increase is mainly attributable to a gain on extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 5 of the condensed consolidated financial statements. The gain was partially offset by $339,000 of interest expense associated with the CSMSA and the Note Purchase Agreements entered into in the first quarter of 2008 (see note 6 of the condensed consolidated financial statements), a decrease of $81,000 of interest income associated with lower average cash balances during the second quarter of 2008 versus the second quarter of 2007, and a $43,000 loss recorded in the second quarter of 2008 on the disposal of office furniture and equipment associated with the shutdown of our Scottsdale, AZ headquarters.

Comparison of the six months ended June 30, 2008 with the six months ended June 30, 2007
The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the six months ended June 30,
	2008	2007	Change ($)	Change (%)

REVENUES	$31,637	$125,742	$(94,105)	-75%

CASH-BASED OPERATING EXPENSES
Sales and marketing	135,672	762,104	(626,432)	-82%
Product and content development	1,252,299	2,043,053	(790,754)	-39%
General and administrative	1,450,684	3,206,590	(1,755,906)	-55%

Total cash-based operating expenses	2,838,655	6,011,747	(3,173,092)	-53%

NET CASH BURN	(2,807,018)	(5,886,005)	3,078,987	-52%
Net Cash Monthly Burn Rate	(467,836)	(981,001)	513,165	-52%

NON-CASH OPERATING EXPENSES
Stock based compensation expense	2,562,258	1,103,585	1,458,673	132%
Depreciation and amortization	221,423	196,261	25,162	13%

Total Non-Cash Operating Expenses	2,783,681	1,299,846	1,483,835	114%

LOSS FROM OPERATIONS	(5,590,699)	(7,185,851)	1,595,152	-22%

OTHER INCOME (EXPENSE):
Interest income	97,504	291,824	(194,320)	-67%
Interest expense	(627,813)	—	(627,813)	-100%
Gain/ (Loss) on disposal	(42,977)	3,449	(46,426)	-1346%
Gain on extinguishment of debt	5,056,052	—	5,056,052	-100%
Other income	19,479	14,237	5,242	37%

TOTAL OTHER INCOME (EXPENSE)	4,502,245	309,510	4,192,735	1355%

NET LOSS	$(1,088,454)	$(6,876,341)	$5,787,887	-84%

Revenues
Our revenues were $31,637 for the six months ended June 30, 2008; a decrease of 75% compared to the six months ended June 30, 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website. In February 2008, we re-launched our website in beta mode. We experienced a 222% increase in page views during the second quarter of 2008 from the first quarter of 2008. We are hopeful that website traffic will continue to increase in the third and fourth quarters of 2008. We believe there will be a direct correlation between website traffic and our ability to increase revenue.
Operating Costs and Expenses
Sales and Marketing: Sales and marketing expenses decreased $626,432, or 82%, to $135,672 for the six months ended June 30, 2008. The decrease is primarily attributed to the discontinuance of advertising efforts in the first six months of 2008, which resulted in savings of approximately $506,000 versus the first six months of 2007. In addition, we closed the New York sales office and reduced our sales force in November 2007, which resulted in a decrease in salaries of approximately $167,000 versus the first six months of 2007. These savings were partially offset by an increase of $40,000 associated with a Mexican sales office that was opened in May 2007 and, subsequently, closed in March 2008.

Product and Content Development: Product and content development expenses decreased $790,754, or 39%, to $1,252,299 for the six months ended June 30, 2008. This decrease is attributable to a focused effort to reduce costs. During the six months ended June 30, 2008, we had decreases in technology consulting fees of $670,000, content fees of $146,000, salaries within our U.S. operations of $95,000 and other professional fees of $45,000, partially offset by an increase in salaries and associated payroll costs of $184,000 for our product development and technology personnel within Quepasa.com de Mexico, which provides substantially all of our design, translation services, and website management and development services.
General and Administrative: General and administrative expenses decreased $1,755,906, or 55%, to $1,450,684 for the six months ended June 30, 2008. The significant changes consisted of:
•
a decrease in professional fees expense of $831,000, made up of decreases in legal fees of $306,000 and accounting fees of $389,000, due to unusually high activity in 2007, and a settlement of $135,000 toward legal fees received during the second quarter of 2008;

•	a decrease in recruiting fees of $435,000, due to reduced hiring during 2008;

•	a decrease in salaries and related payroll costs of $127,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007; and

•
a decrease in travel related expenses of $175,000, a decrease in dues and subscriptions of $77,000, a decrease in printing and reproduction of $73,000, a decrease in office supplies and maintenance of $35,000, a decrease in licenses and fees of $28,000, a decrease in insurance costs of $22,000, and a decrease in other general and administrative costs of $34,000, attributable to a focused effort to reduce costs;

•
a decrease in rent expense due to the closing of our Scottsdale, AZ headquarters of $177,000, offset by a one-time lease termination charge of $129,000 in the first quarter of 2008, resulting in a net decrease of $48,000. .

Stock Based Compensation: Stock based compensation expense increased $1,458,673, or 132%, to $2,562,258 for the six months ended June 30, 2008. This increase is primarily attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008.
Depreciation and Amortization: Depreciation and amortization expense increased $25,162, or 13%, to $221,423 for the six months ended June 30, 2008. This increase is attributable to the depreciation associated with capital purchases from 2007, offset by the termination of the jet rights in the first quarter of 2008 and the associated amortization expense.
Other Income (Expense): Other income increased $4,192,735 to $4,502,245 for the six months ended June 30, 2008. The increase is primarily attributable to a gain on extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 5 of the condensed consolidated financial statements. The gain was partially offset by $628,000 of interest expense associated with the CSMSA and the Note Purchase Agreements entered into in the first quarter of 2008 (see note 6 of the condensed consolidated financial statements), a decrease of $194,000 of interest income associated with lower average cash balances during the first six months of 2008 versus the first six months of 2007, and a $43,000 loss recorded in the second quarter of 2008 on the disposal of office furniture and equipment associated with the shutdown of our Scottsdale, AZ headquarters.
Liquidity and Capital Resources

	For the Six Months Ended
	June 30,
	2008	2007
Net cash used in operating activities	$(2,805,083)	$(5,046,813)
Net cash used in investing activities	$(396,767)	$(610,340)
Net cash provided by financing activities	$7,337,019	$913,150

Cash used in operating activities for the six months ended June 30, 2008 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include a gain on the extinguishment of debt, depreciation and amortization, the issuance of stock options and common stock for compensation, and interest associated with long-term debt. Net cash used in operations was $2,805,083 for the six months ended June 30, 2008 compared to $5,046,813 for the first six months of 2007. For the six months ended June 30, 2008, net cash used by operations consisted primarily of a net loss of $1,088,454 plus a gain on extinguishment of debt of $5,056,052, offset by non-cash expenses of $221,423 in depreciation and amortization, $514,530 in non-cash interest, $125,344 in amortization of discounts on notes payable and debt issuance costs, $42,977 loss on the disposal of fixed assets, and $2,544,019 related to the issuance of stock options, warrants, and common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $176,101, offset by decreases in other current assets and other assets of $75,325. Net cash used by operations for the six months ended June 30, 2007 consisted of a net loss of $6,876,341 offset by non-cash expenses of $196,261 in depreciation and amortization and $1,103,585 related to the issuance of stock options and warrants for compensation. Changes in working capital for the six months ended June 30, 2007 included an increase of $531,729 in accounts payable and accrued expenses.
Net cash used in investing activities for the six months ended June 30, 2008 is primarily attributable to Investment in BRC/La Alianza of $350,000, see note 4 of the condensed consolidated financial statements. Our capital expenditures were $57,368 for the six months ended June 30, 2008, compared to capital expenditures of $613,789 for the same period in 2007.
Net cash provided by financing activities for the six months ended June 30, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 6 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the six months ended June 30, 2008, compared to $913,150 for the same period in 2007.

	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$7,811,995	$3,673,281
Total assets	$9,234,486	$5,900,908
Percentage of total assets	85%	62%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.
We have substantial capital resource requirements and have generated significant losses since inception. At June 30, 2008, we had $7,811,995 in cash and cash equivalents compared to $3,673,281 at December 31, 2007, resulting in a net increase in cash and cash equivalents of 4,138,714 for the first six months of 2008.
The increase in cash for 2008 was primarily attributed to the issuance of subordinated notes payable in the amount of $7,000,000 in January, 2008, partially offset by cash-based operating expenses of $2,838,655 during the first six months of 2008.
In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters in Scottsdale. Based on the reductions initiated in November 2007, the net cash burn rate for the first six months of 2008 dropped to $467,836 per month, which included one-time charges of $129,000 associated with the termination of the lease for our Scottsdale headquarters and $78,000 of promotional activities launched in the second quarter of 2008. We expect a net cash burn rate of approximately $425,000 per month for the remainder of 2008, excluding any promotional activities.
During the first six months of 2008, we obtained proceeds of $377,500 from the exercise of common stock options and warrants compared to $913,150 from the exercise of stock options and warrants during the first six months of 2007.
Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations beyond the next 12 months. We have budgeted additional capital expenditures of approximately $500,000 for the remainder of 2008 and are currently negotiating alternative financing arrangements as we continue to invest in the expansion of our product and services offerings. The capital expenditures are primarily for the construction of two-fully redundant data centers in the Phoenix, Arizona and Dallas, Texas metropolitan areas.

Forward Looking Statements
The statements in this Report relating to the continued viability of our solution to email problems with a leading Internet service provider and our liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.
The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include technological issues relating to our email delivery rates, delays in product development, changes in social network needs, and issues which generally affect public trading markets. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors contained in Quepasa’s Form 10-KSB for the year ended December 31, 2007.

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
The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance in the Company’s financial reporting.
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
Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended June 30, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.
Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2008, we sold securities without registration under the Securities Act of 1933 in reliance upon exemption provided in Section 4(2) and Rule 506 thereunder as described below:

		No. of
Name of Class	Date Issued	Securities	Reason for Issuance
Holders of Subordinated Promissory Notes	January 25, 2008	$7,000,000	Notes issued pursuant to the terms of two Note Purchase Agreements

Holders of Warrants	January 25, 2008	3,000,000	Warrants issued to purchase common stock at an exercise price of $2.75 per share. These warrants replaced previously issued warrants with higher exercise prices.

Purchaser of Preferred Stock	June 30, 2008	$2,500,000	Termination of CSMSA.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the stockholders of the Company (the “Annual Meeting”) was held on June 27, 2008.

(b)	The following directors were elected at the Annual Meeting:
•	Lionel Sosa

•	Dr. Jill Syverson-Stork

•	Jeffrey Valdez
The following directors’ terms of office as a director continued after the Annual Meeting:
•	John C. Abbott

•	Alonso Ancira

•	Ernesto Cruz

•	Malcolm Jozoff

(c)	The results of the vote taken at the Annual Meeting by ballot and proxies as solicited by the Company on behalf of the Board of Directors were as follows:
(i)	The results of the election of the nominees for our Board of Directors were as follows:

Nominee	For	Against	Withheld
Lionel Sosa	6,636,094	6,525	5,950
Dr. Jill Syverson-Stork	6,636,694	7,925	3,950
Jeffrey Valdez	6,637,594	4,925	6,050
(ii)	Votes were taken on the following additional proposals, the results of which are tabulated in the table below:

				Broker
Proposal	For	Against	Abstain	Non-Votes
To amend the Company’s 2006 Stock Incentive Plan to authorize the issuance of additional 2,000,000 shares under the Plan.	4,195,381	244,309	3,900	2,204,979
To approve and ratify the appointment of Berenfeld Spritzer Shechter & Sheer LLP as the Company’s independent registered public accounting firm for 2008.	6,643,284	985	4,300	0
Item 5. Other Information
None
Item 6. Exhibits
See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation
July 25, 2008	By:	/s/ John C. Abbott
		Name:	John C. Abbott
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

July 25, 2008	By:	/s/ Michael D. Matte
		Name:	Michael D. Matte
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3.1		Certificates of Restated Articles of Incorporation (1)

3.2	*	Certificate of Designation

3.3		Amended and Restated Bylaws (2)

10.1		Amendment to the Employment Agreement with John C. Abbott dated March 27, 2008 (3)

10.2		Amendment to the Employment Agreement with Michael D. Matte dated March 27, 2008 (3)

10.3		Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)

10.4		Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)

10.5		Amendment No. 1 to Series 1 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)

10.6		Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)

10.7		Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)

10.8		Amendment No. 1 to Series 3 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)

10.9		Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (4)

10.10		Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (4)

10.11		Consulting Agreement with Jeffrey Valdez dated October 24, 2007 (5)

10.12		Loan Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)

10.13		Right of First Refusal dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)

10.14		Webpage Development and Hosting Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)

10.15		Promissory Note dated March 27, 2008 by BRC Group, LLC. (3)

10.16		Equity Interests Purchase Warrant dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (3)

10.17		Lease Termination Agreement dated March 10, 2008 by and between Quepasa Corporation and Airpark Billorado, LLC (3)

10.18	*	Employment Agreement with Louis Bardov dated as of January 22, 2008

10.19	*	Termination Agreement with Mexicans & Americans Thinking Together Foundation, Inc. and Mexicans & Americans Trading Together, Inc. dated June 30, 2008.

Exhibit
No.		Description of Exhibit

31.1	*	Certification of Principal Executive Officer (Section 302)

31.2	*	Certification of Principal Financial Officer (Section 302)

32.1	**	Certification of Principal Executive Officer (Section 906)

32.2	**	Certification of Principal Financial Officer (Section 906)

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB as filed with the SEC on August 15, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on July 3, 2007.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2008.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2008.
Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.