Form 10-Q
period 2008-09-30
QUEPASA CORP
filed 2008-10-24
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-33105

———————

QUEPASA CORPORATION

(Exact name of registrant as specified in its charter)

———————

NEVADA	86-0879433
(State of Incorporation)	(I.R.S. Employer Identification No.)

224 Datura Street, Suite 1100

West Palm Beach, Florida 33401

(Address of Principal Executive Office)

(561) 491-4181

(Registrant’s telephone number, including area code)

———————

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2008
Common Stock, $.001 par value per share	12,673,661

QUEPASA CORPORATION AND SUBSIDIARY

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

1

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007

1

Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended
September 30, 2008 and 2007 (Unaudited)

2

Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2008 (Unaudited)

3

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

21

Item 4T.  Controls and Procedures

21

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

23

Item 1A.  Risk Factors

23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.     Defaults upon Senior Securities

23

Item 4.     Submissions of Matters to a Vote of Security Holders

23

Item 5.     Other Information

24

Item 6.     Exhibits

24

SIGNATURES

25

EXHIBIT INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,945,533	$3,673,281
Accounts receivable, net of allowance of $18,000 and $15,000, respectively	15,324	38,306
Other current assets	326,134	146,876
Total current assets	6,286,991	3,858,463

Property and equipment, net	1,072,234	1,023,041
Jet rights, net	—	885,712
Note receivable, $350,000 face amount, non-interest bearing, due January 8, 2011 (less unamortized discount of $83,586 based on imputed interest rate of 12.75%)

	266,414	—
Other assets	241,039	133,692
Total assets	$7,866,678	$5,900,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$74,046	$887,598
Accrued expenses	272,904	306,130
Unearned grant income	44,666	65,917
Current portion of long-term debt	—	1,668,808
Total current liabilities	391,616	2,928,453

Long-term debt	—	5,526,506
Notes payable, net of unamortized discount of $2,288,788	4,924,559	—
Total liabilities	5,316,175	8,454,959

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares issued and outstanding at September 30, 2008
	25	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,676,161 shares issued and outstanding at September 30, 2008 and 12,284,511 shares issued and outstanding at December 31, 2007
	12,676	12,285
Additional paid-in capital	148,145,806	138,880,462
Accumulated deficit	(145,620,701)	(141,452,663)
Accumulated other comprehensive income	12,697	5,865
Total stockholders’ equity (deficit)	2,550,503	(2,554,051)
Total liabilities and stockholders’ equity (deficit)	$7,866,678	$5,900,908

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES	$10,989	$64,197	$42,626	$189,939
OPERATING COSTS AND EXPENSES:
Sales and marketing	54,896	147,772	190,568	909,876
Product development and content	658,051	1,667,768	1,910,350	3,710,821
General and administrative	380,098	1,422,224	1,830,782	4,628,814
Stock based compensation	2,278,231	312,564	4,840,489	1,416,149
Depreciation and amortization	113,710	127,559	335,133	323,820
TOTAL OPERATING COSTS AND EXPENSES	3,484,986	3,677,887	9,107,322	10,989,480
LOSS FROM OPERATIONS	(3,473,997)	(3,613,690)	(9,064,696)	(10,799,541)
OTHER INCOME (EXPENSE):
Interest income	34,544	88,779	132,048	380,603
Interest expense	(151,502)	—	(779,315)	—
Gain (Loss) on disposal	—	2,829	(42,977)	6,278
Gain on extinguishment of debt	—	—	5,056,052	—
Other income	511,371	7,130	530,850	21,367
TOTAL OTHER INCOME (EXPENSE)	394,413	98,738	4,896,658	408,248
INCOME (LOSS) BEFORE INCOME TAXES	(3,079,584)	(3,514,952)	(4,168,038)	(10,391,293)
Income taxes	—	—	—	—
NET INCOME (LOSS)	(3,079,584)	(3,514,952)	(4,168,038)	(10,391,293)
Foreign currency translation adjustment	5,159	(1,508)	6,832	(1,472)
COMPREHENSIVE INCOME (LOSS)	(3,074,425)	(3,516,460)	$(4,161,206)	(10,392,765)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.24)	$(0.29)	$(0.33)	$(0.85)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED:	12,654,887	12,270,761	12,595,900	12,217,299

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2008

(Unaudited)

					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance—December 31, 2007	—	$—	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)
Issuance of stock options for compensation					4,450,456			4,450,456
Re-pricing of warrants					1,605,382			1,605,382
Issuance of common stock for professional services			70,000	70	268,556			268,626
Issuance of common stock to directors for compensation			21,650	21	63,775			63,796
Issuance of preferred stock	25,000	25			2,499,975			2,500,000
Exercise of stock options			300,000	300	377,200			377,500
Foreign currency translation adjustment							6,832	6,832
Net loss						(4,168,038)		(4,168,038)
Balance—September 30, 2008	25,000	$25	12,676,161	$12,676	$148,145,806	$(145,620,701)	$12,697	$2,550,503

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,168,038)	$(10,391,293)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,133	323,820
Gain on extinguishment of debt	(5,056,052)	—
Write-off of accounts payable	(508,610)	—
Issuance of stock options and warrants for compensation	4,450,456	1,189,048
Issuance of common stock to directors for compensation	63,796	227,101
Issuance of common stock and stock options for professional services	268,626	—
Loss / (Gain) on disposal of property and equipment	42,977	—
Grant income	(21,251)	(22,115)
Bad debt expense	15,496	6,175
Non-cash interest related to notes receivable	(21,167)	—
Non-cash interest related to MATT.org agreement	379,243
Non-cash interest related to notes payable	213,337	—
Amortization of discounts on notes payable and debt issuance costs	198,795	—
Changes in operating assets and liabilities:
Accounts receivable	7,486	(29,131)
Other current assets and other assets	(163,125)	(286,332)
Accounts payable and accrued expenses	(338,168)	775,489
Net cash used in operating activities	(4,301,066)	(8,207,238)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	10,601	—
Purchase of property and equipment	(431,134)	(729,437)
Advance to BRC / La Alianza	(350,000)	—
Net cash used in investing activities	(770,533)	(729,437)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	377,500	913,150
Debt issuance costs associated with issuance of notes payable	(40,481)	—
Proceeds from the issuance of notes payable	7,000,000	—
Net cash provided by financing activities	7,337,019	913,150
Effect of foreign currency exchange rate on cash	6,832	(1,472)
Net decrease in cash and cash equivalents	2,272,252	(8,024,997)
Cash and cash equivalents at beginning of period	3,673,281	14,093,811
Cash and cash equivalents at end of period	$5,945,533	$6,068,814

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$684
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 25, 2008, the exercise prices of outstanding warrants were reduced as part of the issuance of $7,000,000 in notes payable, resulting in a $1,605,382 increase in additional paid-in capital. See Note 6 below.

On June 30, 2008, 25,000 preferred shares were exchanged for $7,556,052 in long-term debt, resulting in a $25 increase in preferred stock and a $2,499,975 increase in additional paid-in capital and recognition of gain on extinguishment of debt of $5,056,052. See Note 5 and Note 8 below.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Hispanic social network. With the evolution of the Company’s Quepasa.com website into a Hispanic portal and social network, the future revenue will come predominantly from display advertising. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report filed with the SEC on Form 10-KSB on March 31, 2008.

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

Loss Per Share

Loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	September 30,
	2008	2007
Stock options	6,368,819	1,357,200
Warrants	4,432,500	4,432,500
Totals	10,801,319	5,789,700

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of SFAS No. 160 is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company’s fiscal 2010. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

Note 2—Property and Equipment

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007

Software	$489,449	$489,449
Computer equipment	1,814,392	1,390,059
Vehicles	20,806	20,697
Office furniture and equipment	136,587	214,526
Other equipment	10,877	10,821
	2,472,111	2,125,552
Less accumulated depreciation	(1,399,877)	(1,102,511)
Property and equipment—net	$1,072,234	$1,023,041

Depreciation expense was $328,363 and $247,387 for the nine months ended September 30, 2008 and 2007, respectively.

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

On April 1, 2008, the Company advanced $50,000 to BRC under the terms of the Loan Agreement.

The Company has not advanced any additional funds to BRC. Currently, it has been advised that BRC is the process of being sold and expects that the sale will occur in early 2009. At such time, BRC will repay the Company.

As a result of the above transactions, the Company has recorded a discount to the $350,000 outstanding note receivable using a 12.75% imputed interest rate in the amount of $104,753 and assigned this value to the Warrant Rights, which is included in Other Assets line of the balance sheet. As of September 30, 2008, the Company has recorded $21,167 of interest income related to the amortization of the discount to the $350,000 outstanding note.

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

The effect of the Transaction was to eliminate the Company’s current and future obligations for the Organization’s operating costs under the CSMSA for which the Company had recorded a reasonable estimate of $7,556,052 as of June 30, 2008. The Company recognized a gain on the extinguishment of the long-term debt of $5,056,052, the difference between the value of the long-term liabilities and the value of preferred stock issued in exchange for the debt as of June 30, 2008. See Note 8 below.

Note 6—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. See Note 3 above. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $22,660 at September 30, 2008.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $14,571 at September 30, 2008.

Notes payable consist of the following at September 30, 2008:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	173,498	22,048	195,546
Total Discounts	(2,047,136)	(241,642)	(2,288,778)
Accrued Interest	152,383	60,954	213,337
Notes Payable, net	$3,105,247	$1,819,312	$4,924,559

Note 7—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2008 and 2010. Future minimum lease payments under these leases as of September 30, 2008 are as follows:

Remainder of 2008	$86,810
2009	54,832
2010	13,856
$155,498

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

Note 8—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA, see note 5. In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative. Dividends are payable in a lump sum at liquidation or conversion. Accrued dividends were $27,875 at September 30, 2008.

Note 9—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three and nine months ended September 30, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Stock Option Plans

1998 Stock Option Plan

A summary of employee stock option activity under the 1998 Stock Option Plan during the nine months ended September 30, 2008 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price

Options
Outstanding at December 31, 2007 (1)	814,506	$2.76
Granted	—	$ —
Exercised	(300,000)	$1.26
Forfeited or expired	(414,506)	$3.73
Outstanding at September 30, 2008 (2)	100,000	$3.23
Exercisable at September 30, 2008 (2)	100,000	$3.23

———————

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

2006 Stock Incentive Plan

On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”), providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan.

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. As of September 30, 2008, there were 589,456 shares of common stock reserved for issuance under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of employee stock option activity under the 2006 Stock Incentive Plan during the nine months ended September 30, 2008 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price

Options
Outstanding at December 31, 2007 (1)	3,600,319	$3.57
Granted (2)	2,695,250	$2.26
Exercised	—	$ —
Forfeited or expired	(259,000)	$6.60
Outstanding at September 30, 2008 (3)	6,042,819	$2.86
Exercisable at September 30, 2008 (4)	597,208	$2.79

———————

(1)

Excludes stock options to purchase 1,000 shares of common stock at a weighted average price of $10.00 per share being held by a consultant.

(2)

Excludes stock options to purchase 125,000 shares of common stock at a weighted average exercise price of $2.94 per share being held by consultants.

(3)

Excludes stock options to purchase 126,000 shares of common stock at a weighted average exercise price of $3.00 per share being held by consultants.

(4)

Excludes stock options to purchase 124,625 shares of common stock at a weighted average exercise price of $3.28 per share being held by consultants.

The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,

	2008	2007
Risk-free interest rate:	3.10%	5.00%
Expected term:	5.7 Years	5 Years
Expected dividend yield:	—	—
Expected volatility:	142%	156%

The Company recognized stock-based compensation expense for the issuance of options of $2,170,795 and $276,951 for the three months ended September 30, 2008 and 2007, respectively, and $4,437,079 and $1,189,048 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $9,737,442 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 2.3 years.

Unrestricted Shares

During the nine months ended September 30, 2008, the Company issued 78,750 shares of unrestricted common stock to consultants and its non-employee directors under the 2006 Plan. The shares are fully vested. The fair value of the unrestricted shares is determined based on the closing price of the Company’s stock on the date of issuance. The Company recognized stock-based compensation expense of $41,200 and $291,675, respectively, for the unrestricted shares issued during the three and nine months ended September 30, 2008.

Restricted Shares

On January 18, 2008, the Board of Directors granted 25,800 shares of restricted common stock to the Company’s non-employee directors for compensation during 2008 under the 2006 Plan. The restricted shares vest monthly, on the last day of the month, through December 31, 2008. On July 22, 2008, the Board of Directors granted an additional 3,500 shares of restricted common stock, prorated to 1,750 for 2008, to a new non-employee director under the 2006 Plan. These shares will vest monthly, on the last day of the month, through June 30, 2009. On July 25, 2008, an additional 20,000 shares of restricted stock were granted to a consultant. Restricted shares activity during the nine months ended September 30, 2008 was as follows:

	Shares	Weighted-Average Share Price

Unvested at January 1, 2008	—	$ —
Granted	47,550	$2.29
Vested during period	(20,225)	$2.47
Cancelled during period	—	$ —
Unvested at September 30, 2008	27,325	$2.16

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized stock-based compensation expense of $17,872 and $49,993 for the restricted shares that vested during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was $59,072 in total unrecognized stock -based compensation expense related to non-vested restricted share grants, which is expected to be recognized over a weighted average period of 0.6 years. During the three months ended September 30, 2008, the Company issued 7,325 of the vested restricted shares, resulting in an increase of $18,232 to stockholders’ equity.

Note 10—Warrant Re-pricing

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).

Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of September 30, 2008.The fair value of the warrant re-pricing was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

In March 2006, the Company issued three series of warrants to purchase 500,000 shares of common stock each at exercise prices of $2.87, $4.00 and $7.00 per share to RSI as compensation for certain strategic initiatives. The first warrant was exercised in 2006. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at September 30, 2008 and expire in March 2016. The fair value of the warrant re-pricing was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

Note 11—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; see Note 3 - Jet Rights, Note 5 - Long-term debt, Note 6 - Notes Payable, Note 8 – Preferred Stock, and Note 10 – Warrant Re-pricing. MATT Inc. is also the Company’s largest shareholder.

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

Highlights for the first three quarters of 2008 included:

•

In late January 2008, we borrowed $7,000,000, including $5,000,000 from a company controlled by one of our non-employee directors. The notes are due in 2016;

•

On February 6, 2008, we re-launched our website as a Hispanic social network;

•

On June 30, 2008, we terminated the CSMSA issuing the Organization $2,500,000 of Preferred Stock and recorded a one-time non-cash gain of $5,056,052 based upon the difference between the value of the liabilities we eliminated and the value of the Preferred Stock; and

•

Our website traffic began to show growth as the third quarter evolved. In part, this was due to our improved ability to deliver emails inviting persons to become members of Quepasa.

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

Stock-Based Compensation Expense

See Note 9 - Stock-Based Compensation to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of stock-based compensation expense.

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

Results of Operations

Revenue Sources

During the nine months ended September 30, 2008, our revenue was generated from two principal sources: revenue earned from the sale of banner advertising on our website and subscription sales.

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

Operating Expenses

Our principal operating expenses are divided into the following categories:

•

Product Development and Content Expenses: Product development and content expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure upgrade.

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

•

Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Corporate Sponsorship Agreement and Note Purchase Agreements discussed in notes 5 and 6. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets. In the nine months ended September 30, 2008, we recognized a one-time non-cash gain resulting from termination of the CSMSA.

Comparison of the three months ended September 30, 2008 with the three months ended September 30, 2007

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended September 30,
	2008	2007	Change ($)	Change (%)

REVENUES	$10,989	$64,197	$(53,208)	-83%

CASH-BASED OPERATING EXPENSES
Sales and marketing	54,896	147,772	(92,876)	-63%
Product development and content	658,051	1,667,768	(1,009,717)	-61%
General and administrative	380,098	1,422,224	(1,042,126)	-73%
Total cash-based operating expenses	1,093,045	3,237,764	(2,144,719)	-66%

NET CASH BURN	(1,082,056)	(3,173,567)	2,091,511	-66%
Net Cash Monthly Burn Rate	(360,685)	(1,057,856)	697,170	-66%

NON-CASH OPERATING EXPENSES
Stock based compensation expense	2,278,231	312,564	1,965,667	629%
Depreciation and amortization	113,710	127,559	(13,849)	-11%
Total Non-Cash Operating Expenses	2,391,941	440,123	1,951,818	443%

LOSS FROM OPERATIONS	(3,473,997)	(3,613,690)	139,693	-4%

OTHER INCOME (EXPENSE):
Interest income	34,544	88,779	(54,235)	-61%
Interest expense	(151,502)	—	(151,502)	-100%
Gain/ (Loss) on disposal	—	2,829	(2,829)	-100%
Other income	511,371	7,130	504,241	7072%
TOTAL OTHER INCOME (EXPENSE)	394,413	98,738	295,675	299%

NET INCOME (LOSS)	$(3,079,584)	$(3,514,952)	$435,368	-12%

Revenues

Our revenues were $10,989 for the three months ended September 30, 2008, a decrease of 83% compared to the third quarter of 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website, in order to drive sustained traffic to the site. In February 2008, we re-launched our website. We experienced a 222% increase in page views during the second quarter of 2008 from the first quarter of 2008, and a 316% increase in page views during the third quarter 2008 from the second. We are hopeful that website traffic will continue to increase in the fourth quarter of 2008. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; and (ii) effective email deliverability. In June, 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased $92,876, or 63%, to $54,896 for the three months ended September 30, 2008. The decrease is primarily attributed to the closing of the New York sales office and a reduction of our sales force in November 2007, which resulted in a decrease in salaries of approximately $133,000 versus the third quarter of 2007.

Product Development and Content: Product development and content expenses decreased $1,009,717, or 61%, to $658,051 for the three months ended September 30, 2008. This decrease is attributable to a focused effort to reduce costs. During the three months ended September 30, 2008, we had decreases in technology consulting fees of $785,000, salaries within our U.S. operations of $180,000, other professional fees of $84,000 and content fees of $44,000, partially offset by an increase in salaries and associated payroll costs of $59,000 for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses decreased $1,042,126, or 73%, to $380,098, for the three months ended September 30, 2008. The significant changes consisted of:

•

a decrease in professional fees of $430,000, primarily made up of decreases in legal fees of $218,000 and accounting fees of $139,000, due to unusually high activity in 2007;

•

a decrease in recruiting fees of $46,000, due to reduced hiring during 2008;

•

a decrease in travel related expenses of $174,000;

•

a decrease in rent expenses of $75,000, due to the closing our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $216,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007 and reduction of some salaries in exchange for stock based compensation; and

•

a decrease in dues and subscriptions of $46,000, a decrease in printing and reproduction of $15,000, and a decrease in office supplies and maintenance costs of $16,000 attributable to a focused effort to reduce costs;

Stock Based Compensation: Stock based compensation expense increased $1,965,667 to $2,278,231 for the three months ended September 30, 2008. This increase is attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008, a performance based incentive grant made in the third quarter of 2008, and a shift toward issuing stock based compensation to reduce other cash expenses. At September 30, 2008, we had $9,737,442 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next eight quarters.

Depreciation and Amortization: Depreciation and amortization expense decreased $13,849, or 11%, to $113,710 for the three months ended September 30, 2008. This decrease is primarily attributable to the termination of the jet rights in the first quarter of 2008 and the associated amortization expense.

Other Income (Expense): Other income increased $295,675 to $394,413 for the three months ended September 30, 2008. The increase is mainly attributable to the write-off of invoices totaling $508,610 initially recorded in the third quarter of 2007 for a technical consultant. The gain was partially offset by $152,000 of interest expense associated with the Note Purchase Agreements entered into in the first quarter of 2008 (see note 6 of the condensed consolidated financial statements) and a decrease of $54,000 of interest income associated with lower average cash balances during the third quarter of 2008 versus the third quarter of 2007.

Comparison of the nine months ended September 30, 2008 with the nine months ended September 30, 2007

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the nine months ended September 30,
	2008	2007	Change ($)	Change (%)

REVENUES	$42,626	$189,939	$(147,313)	-78%

CASH-BASED OPERATING EXPENSES
Sales and marketing	190,568	909,876	(719,308)	-79%
Product development and content	1,910,350	3,710,821	(1,800,471)	-49%
General and administrative	1,830,782	4,628,814	(2,798,032)	-60%
Total cash-based operating expenses	3,931,700	9,249,511	(5,317,811)	-57%

NET CASH BURN	(3,889,074)	(9,059,572)	5,170,498	-57%
Net Cash Monthly Burn Rate	(432,119)	(1,006,619)	574,500	-57%

NON-CASH OPERATING EXPENSES
Stock based compensation expense	4,840,489	1,416,149	3,424,340	242%
Depreciation and amortization	335,133	323,820	11,313	3%
Total Non-Cash Operating Expenses	5,175,622	1,739,969	3,435,653	197%

LOSS FROM OPERATIONS	(9,064,696)	(10,799,541)	1,734,845	-16%

OTHER INCOME (EXPENSE):
Interest income	132,048	380,603	(248,555)	-65%
Interest expense	(779,315)	—	(779,315)	-100%
Gain/ (Loss) on disposal	(42,977)	6,278	(49,255)	-785%
Gain on extinguishment of debt	5,056,052	—	5,056,052	100%
Other income	530,850	21,367	509,483	2384%
TOTAL OTHER INCOME (EXPENSE)	4,896,658	408,248	4,488,410	1099%

NET INCOME (LOSS)	$(4,168,038)	$(10,391,293)	$6,223,255	-60%

Revenues

Our revenues were $42,626 for the nine months ended September 30, 2008; a decrease of 78% compared to the nine months ended September 30, 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website, in order to drive sustained traffic to the site. In February 2008, we re-launched our website. We experienced a 222% increase in page views during the second quarter of 2008 from the first quarter of 2008 and a 316% increase in page views during the third quarter 2008 from the second. We are hopeful that website traffic will continue to increase in the fourth quarter of 2008. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased $719,308, or 79%, to $190,568 for the nine months ended September 30, 2008. The decrease is primarily attributed to the discontinuance of advertising efforts in the first nine months of 2008, which resulted in savings of approximately $456,000 versus the first nine months of 2007. In addition, we closed the New York sales office and reduced our sales force in November 2007, which resulted in a decrease in salaries of approximately $300,000 versus the first nine months of 2007.

Product Development and Content: Product development and content expenses decreased $1,800,471, or 49%, to $1,910,350 for the nine months ended September 30, 2008. This decrease is attributable to a focused effort to reduce costs. During the nine months ended September 30, 2008, we had decreases in technology consulting fees of $1,455,000, content fees of $190,000, salaries within our U.S. operations of $393,000 and other professional fees of $115,000, partially offset by an increase in salaries and associated payroll costs of $244,000 for our product development and technology personnel within Quepasa.com de Mexico, which provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses decreased $2,798,032, or 60%, to $1,830,782 for the nine months ended September 30, 2008. The significant changes consisted of:

•

a decrease in professional fees expense of $1,263,000, primarily made up of decreases in legal fees of $524,000 and accounting fees of $528,000, due to unusually high activity in 2007, and a settlement of $135,000 toward legal fees received during the second quarter of 2008;

•

a decrease in recruiting fees of $481,000, due to reduced hiring during 2008;

•

a decrease in salaries and related payroll costs of $343,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007 and reduction of some salaries in exchange for stock based compensation; and

•

a decrease in travel related expenses of $349,000, a decrease in dues and subscriptions of $123,000, a decrease in printing and reproduction of $89,000, a decrease in office supplies and maintenance of $51,000, a decrease in licenses and fees of $17,000, a decrease in insurance costs of $35,000, and a decrease in other general and administrative costs of $50,000, attributable to a focused effort to reduce costs.

Stock Based Compensation: Stock based compensation expense increased $3,424,340, or 242%, to $4,840,489 for the nine months ended September 30, 2008. This increase is attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008, a performance based incentive grant made in the third quarter of 2008, and a shift toward issuing stock based compensation to reduce other cash expenses. At September 30, 2008, we had $9,737,442 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next nine quarters.

Depreciation and Amortization: Depreciation and amortization expense increased $11,313, or 3%, to $335,133 for the nine months ended September 30, 2008. This increase is attributable to the depreciation associated with capital purchases from 2007, offset by the termination of the jet rights in the first quarter of 2008 and the associated amortization expense.

Other Income (Expense): Other income increased $4,488,410 to $4,896,658 for the nine months ended September 30, 2008. The increase is primarily attributable to a gain on extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 5 of the condensed consolidated financial statements and the write-off of invoices totaling $508,610 initially recorded in the third quarter of 2007 for a technical consultant. The gains were partially offset by $779,000 of interest expense associated with the CSMSA and the Note Purchase Agreements entered into in the first quarter of 2008 (see note 6 of the condensed consolidated financial statements), a decrease of $249,000 of interest income associated with lower average cash balances during the first nine months of 2008 versus the first nine months of 2007, and a $43,000 loss recorded in the second quarter of 2008 on the disposal of office furniture and equipment associated with the shutdown of our Scottsdale, AZ headquarters.

Liquidity and Capital Resources

	For the Nine months Ended September 30,
	2008	2007
Net cash used in operating activities	$(4,301,066)	$(8,207,238)
Net cash used in investing activities	$(770,533)	$(729,437)
Net cash provided by financing activities	$7,337,019	$913,150

Cash used in operating activities for the nine months ended September 30, 2008 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include a gain on the extinguishment of debt, depreciation and amortization, the issuance of stock options and common stock for compensation, and interest associated with long-term debt. Net cash used in operations was $4,301,066 for the nine months ended September 30, 2008 compared to $8,207,238 for the first nine months of 2007. For the nine months ended September 30, 2008, net cash used by operations consisted primarily of a net loss of $4,168,039 plus a gain on extinguishment of debt of $5,056,052 and a write-off of invoices totaling $508,610, offset by non-cash expenses of $335,133 in depreciation and amortization, $571,413 in non-cash interest, $198,795 in amortization of discounts on notes payable and debt issuance costs, $42,977 loss on the disposal of fixed assets, and $4,782,879 related to the issuance of stock options, warrants, and common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $338,168, offset by decreases in other current assets and other assets of $163,125. Net cash used by operations for the nine months ended September 30, 2007 consisted of a net loss of $10,391,293 offset by non-cash expenses of $323,820 in depreciation and amortization and $1,416,149 related to the issuance of stock options and warrants for compensation. Changes in working capital for the nine months ended September 30, 2007 included an increase of $775,489 in accounts payable and accrued expenses offset by an increase in other current assets and other assets of $286,332.

Net cash used in investing activities for the nine months ended September 30, 2008 is primarily attributable to Investment in BRC/La Alianza of $350,000, see note 4 of the condensed consolidated financial statements. Our capital expenditures were $420,533 for the nine months ended September 30, 2008, compared to capital expenditures of $729,437 for the same period in 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 6 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the nine months ended September 30, 2008, compared to $913,150 for the same period in 2007.

	September 30, 2008	December 31, 2007

Cash and cash equivalents	$5,945,533	$3,673,281
Total assets	$7,869,387	$5,900,908
Percentage of total assets	76%	62%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution, Chase Manhattan.

We have substantial capital resource requirements and have generated significant losses since inception. At September 30, 2008, we had $5,945,533 in cash and cash equivalents compared to $3,673,281 at December 31, 2007, resulting in a net increase in cash and cash equivalents of $2,272,252 for the first nine months of 2008.

The increase in cash for 2008 was primarily attributed to the issuance of subordinated notes payable in the amount of $7,000,000 in January 2008, partially offset by cash-based operating expenses of $4,052,778 during the first nine months of 2008.

In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters. Based on the reductions initiated in November 2007, the net cash burn rate for the first nine months of 2008 dropped to $432,119 per month, which included one-time charges of $129,000 associated with the termination of the lease for our Scottsdale headquarters. The net cash burn rate for the three months ended September 30, 2008 dropped to $360,685 per month. We expect a net cash burn rate of approximately $356,000 per month for the remainder of 2008, excluding any promotional activities.

During the first nine months of 2008, we obtained proceeds of $377,500 from the exercise of common stock options and warrants compared to $913,150 from the exercise of stock options and warrants during the first nine months of 2007.

Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations beyond the next 12 months. We have not budgeted significant capital expenditures for the remainder of 2008. The capital expenditures through September 30, 2008 were primarily to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Forward-Looking Statements

The statements in this Report relating to our agreement with BRC, our future liquidity and our anticipated capital expenditures are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include changes in the public’s approach to social network needs, global economic conditions and the continued slump in the capital and credit markets. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors contained in Quepasa’s Form 10-KSB for the year ended December 31, 2007.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance in the Company’s financial reporting.

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

In addition to the new Chief Financial Officer hired in October 2007, the Company replaced the Controller during the first quarter of 2008. As a result of these new hires, the Company believes that the lack of sufficient accounting personnel and expertise has been addressed. Additionally, in January 2008, the Company hired a Chief Technology Officer to help address the information technology control issues. During the remainder of 2008, the new financial management team will continue to address and improve the identified weaknesses in the Company’s internal controls.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended September 30, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

QUEPASA CORPORATION AND SUBSIDIARY

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

Not applicable

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

•

Malcolm Jozoff

(c)

The results of the vote taken at the Annual Meeting by ballot and proxies as solicited by the Company on behalf of the Board of Directors were as follows:

(i)

The results of the election of the nominees for our Board of Directors were as follows:

Nominee	For	Against	Withheld
Lionel Sosa	6,636,094	6,525	5,950
Dr. Jill Syverson-Stork	6,636,694	7,925	3,950
Jeffrey Valdez	6,637,594	4,925	6,050

(ii)

Votes were taken on the following additional proposals, the results of which are tabulated in the table below:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s 2006 Stock Incentive Plan to authorize the issuance of additional 2,000,000 shares under the Plan.	4,195,381	244,309	3,900	2,204,979
To approve and ratify the appointment of Berenfeld Spritzer Shechter & Sheer LLP as the Company’s independent registered public accounting firm for 2008.	6,643,284	985	4,300	0

Item 5.

Other Information

None

Item 6.

Exhibits

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quepasa Corporation

October 24, 2008	By:	/s/ JOHN C. ABBOTT
	Name:	Name: John C. Abbott
	Title:	Chief Executive Officer
(Principal Executive Officer)

October 24, 2008	By:	/s/ MICHAEL D. MATTE
	Name:	Michael D. Matte
	Title:	Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificates of Restated Articles of Incorporation (1)

3.2	Certificate of Designation (2)

3.3	Amended and Restated Bylaws (3)

10.1	Amendment to the Employment Agreement with John C. Abbott dated March 27, 2008 (4)

10.2	Amendment to the Employment Agreement with Michael D. Matte dated March 27, 2008 (4)

10.3	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (5)

10.4	Note Purchase Agreement dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (5)

10.5	Amendment No. 1 to Series 1 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (5)

10.6	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (5)

10.7	Amendment No. 1 to Series 2 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (5)

10.8	Amendment No. 1 to Series 3 Common Stock Purchase Warrant dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (5)

10.9	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Mexicans & Americans Trading Together, Inc. (5)

10.10	Subordinated Promissory Note dated January 25, 2008 by and between Quepasa Corporation and Richard L. Scott Investments, LLC (5)

10.11	Consulting Agreement with Jeffrey Valdez dated October 24, 2007 (6)

10.12	Loan Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (4)

10.13	Right of First Refusal dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (4)

10.14	Webpage Development and Hosting Agreement dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (4)

10.15	Promissory Note dated March 27, 2008 by BRC Group, LLC. (4)

10.16	Equity Interests Purchase Warrant dated March 27, 2008 by and between Quepasa Corporation and BRC Group, LLC. (4)

10.17	Lease Termination Agreement dated March 10, 2008 by and between Quepasa Corporation and Airpark Billorado, LLC (4)

Exhibit No.	Description of Exhibit
10.18	Employment Agreement with Louis Bardov dated as of January 22, 2008 (2)

10.19	Termination Agreement with Mexicans & Americans Thinking Together Foundation, Inc. and Mexicans & Americans Trading Together, Inc. dated June 30, 2008. (2)

31.1*	Certification of Principal Financial Officer (Section 302)

31.2*	Certification of Principal Financial Officer (Section 302)

32.1**	Certification of Principal Executive Officer (Section 906)

32.2**	Certification of Principal Financial Officer (Section 906)

———————

*

Filed herewith

**

Furnished herewith

(1)

Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB as filed with the SEC on August 15, 2007.

(2)

Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 25, 2008.

(3)

Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on July 3, 2007.

(4)

Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2008.

(5)

Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the SEC on January 30, 2008.

(6)

 Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2008

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.