Form 10-K
period 2008-12-31
QUEPASA CORP
filed 2009-03-31
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Quepasa Corporation

(Exact name of registrant as specified in its charter)

———————

Nevada	001-33105	86-0879433
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

224 Datura Street, Suite 1100

West Palm Beach, Florida 33401

(Address of Principal Executive Office) (Zip Code)

(561) 491-4181

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock		The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $26,002,540 at the closing price of $2.28 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,712,911 shares were outstanding as of March 24, 2009

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

i

QUEPASA CORPORATION

INDEX

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

7

Item 6.

Selected Financial Data

7

Item 7.

Management’s Discussion and Analysis or Plan of Operations

7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.

Financial Statements

20

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A.

Controls and Procedures

20

Item 9A(T).

Controls and Procedures

20

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

22

Item 11.

Executive Compensation

26

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

32

Item 13.

Certain Relationships and Related Transactions, and Director Independence

34

Item 14.

Principal Accountant Fees and Services

35

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

36

SIGNATURES

38

ii

PART I

Item 1.

Business

The Company

Quepasa Corporation (“Quepasa” or the “Company”), through its website Quepasa.com, is one of the fastest growing online social communities for young Hispanics.  Quepasa.com provides users with access to an expansive, bilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users and is dedicated to empowering young Hispanics with the most entertaining online social community.  Quepasa.com is available in Spanish and English and, more recently, in Portuguese to meet the needs of the large population of Brazil. We launched our Brazilian website in late March 2009.

The Company focuses on expanding our community of members and is committed to providing a fun, easy-to-use website to enable Hispanics to share their interest, ideas and activities to help them embrace their heritage.  Anyone can join the Quepasa community for free by signing up on our website www.Quepasa.com.  Once signed up, a member can create a member profile page and personalize their page with a variety of background designs and musical selections that allow members to creatively express themselves.  Members can easily upload photos, create slide shows and upload multimedia videos to their member pages.  Whenever in this Report we refer to Hispanics, we also include the large Portuguese speaking population of Brazil unless otherwise clear from the context.

Members may generate interactive community pages, or communities, to create customized pages to share news, pictures, upload videos, create blogs and receive update emails with other Quepasa members. Communities are a central focus for Quepasa.  Over 3,000 communities have been created over the past year and have contributed to Quepasa’s traffic growth.  Additionally, Quepasa believes that building interactive communities will help create an authentic Hispanic experience and help drive traffic to the website, such as:

o

the Latinas Illustrated community which featured an international swimsuit contest in which 12 Latinas were selected to appear in the 2009 Latinas Illustrated Swimsuit Calendar;

o

the Dr. Robert Rey health and beauty community which featured the Beverly Hills plastic surgeon providing members unprecedented access to his expert advice on health, beauty and fitness; and

o

the Playboy Mexico community – we recently launched a model search to find the 2009 Playboy Mexico playmate of the year and provide members the opportunity to vote on the finalists. We expect to replicate this feature for Playboy Brazil.

Product Development

Quepasa is also focused on developing new partnerships to boost overall memberships while enhancing the member experience.  We are focusing our partnership efforts on entertainment, nightlife and gossip.  Our business strategy is to move toward a social media platform in order to build ways that a company or fans of a brand can promote itself on our online communities.  We are pursuing media partners that want to engage their users through social features to drive viral consumption.  A social media platform is inherently viral through tools such as widgets and social recommendations.  This will result in content that will now be pushed to the social networks where the visitors are.  Thus, marketers will be able to advertise where their customers are.

We are in current discussion to enter into partnerships with third parties who have a large number of members or website viewers.  We will provide them a platform for a social network for their viewers to build private online communities that may interconnect with Quepasa.com communities.  By creating these relationships, Quepasa will be able to increase its traffic and membership.

Viral tools may be placed within the content to drive traffic back to our partner’s website.  Viral tools, including inviting friends to join the community, voting for a contest and uploading pictures can be provided to members all of which will drive more traffic to Quepasa.com.  All contents will be sharable/embeddable in other parts of Quepasa.

Further, iFrames may be placed within our partner’s website to create co-branded channels between our websites.  Quepasa can integrate RSS feeds into Quepasa communities with links back to relevant channels within a partner’s website.

On March 25, 2009, we launched Quepasa in Brazil.  Brazil is distinct from other Latin American countries because it is the only Portuguese speaking country in the Americas.  Quepasa will be working with Playboy Mexico and Dr. Rey on marketing the launch of Quepasa in Brazil.  Dr. Rey was born and is a well known, idolized figure in Brazil.  Brazil is a very attractive market for Quepasa and can be implemented at a low cost.  Additionally, Brazilian Internet users are estimated to grow to 150 million by the end of 2010 and spend more time on the Internet then users in the United States, United Kingdom and Japan.

Early in 2008, Quepasa focused on creating a new email system because major Internet service providers (“ISPs”) and websites providing email were blocking Quepasa’s emails inviting users to join Quepasa.  In order to avoid Quepasa’s invitations going straight to spam, Quepasa obtained a third party service provider to cause Quepasa to be whitelisted; this has dramatically improved email delivery to major ISPs, especially to popular free email services such as Hotmail, Gmail and Yahoo Mail.  As a result, Quepasa immediately saw increased traffic and increases in the number of new members, although the number has decreased since the high in November.

During 2007, Quepasa made a number of strategic changes to the Quepasa website including a redesign of its homepage and site navigation to better align our content delivery to user experience. In addition, we invested in new hardware and systems to provide increased scalability of our offerings to our expanding user base.

During 2008 and 2007, we incurred $1,241,681 and $995,888 in research and development costs, respectively.

Quepasa continually seeks to enhance and expand its existing offerings and develop new offerings to meet evolving user needs for technological innovation and a deeper, more integrated user experience. Quepasa finds new and better ways for its members to connect and communicate with family and friends. Quepasa also helps advertisers connect with customers most likely to be interested in their products, maximizing the advertisers’ marketing investments and providing a better overall user experience.

Although businesses have many online advertising options, we believe that there are only limited opportunities available to effectively reach the rapidly growing Hispanic online population.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages. To date, our advertising revenues have not been material. We have established a partnership with a third party and are hopeful it will help us increase our advertising revenues. To support its efforts, we recently added a vice president of strategy and business development.

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

While most of our services are free to our users, we intend to generate revenue by providing marketing services and advertising opportunities to businesses and by establishing paying relationships with our users for premium services and products.

For advertising services, we can earn revenue as follows:

•

Banner advertising – we can earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered. An “impression” is delivered when an advertisement appears on our website and the page is viewed by members.  Bulletins allow ads to be posted directly to a user’s profile;

•

Other types of display advertising can earn revenue for Quepasa using various business models including cost per click, flat fee, and cost per acquisition; and

•

We partner with offline properties and provide the online media component to their sponsorship packages. When the online sponsorship package is sold, Quepasa splits the revenue with the content provider.

Hispanic Growth and Concentration

According to the United States Census Bureau and published sources, the Hispanic population:

•

totaled 45.5 million, or 15% of the total U.S. population, as of July 1st, 2007, an increase of approximately 29.3% from 35.2 million or 12.5% of the total U.S. population in 2000;

•

is expected to grow to 132.8 million, or 30% of the total U.S. population, by 2050, an increase of 97.1 million, or 272%, between 2000 and 2050;

•

is the fastest growing minority group at 3.3% in the U.S. by adding one in every two people to the US population between 2005 and 2006; and

•

is relatively young. According to the March 2007 Pew Hispanic Center Study, 63% are aged 18 to 41, much higher than whites (36%) and African Americans (46%) in the same age range.  As of 2006, US Hispanics had a median age of 27.4, compared to 36.4 for the rest of the population.

In addition, 16 states have at least 500,000 Hispanic residents and in 20 states Hispanics are the largest minority, which makes Hispanics in the United States an attractive demographic group for advertisers, enabling marketers to deliver messages cost effectively to a highly targeted audience through geographic targeted ad serving.

Hispanic Use of the Internet

The number of Internet users in Latin America is growing quickly because of affordable computers, increased broadband availability and interest in applications such as social marketing according to a January 2009 eMarketer article.  According to Pyramid Research, the projected regional residential base of Internet users would reach 160 million in five years, up from 100 million in 2009.

According to an eMarketer estimate in 2008, Hispanics represented 10% or 23 million users of all Internet users in the United States, or about 52% of the total U.S. Hispanic population. This group is expected to grow to 30 million by 2012.  According to an eMarketer article, 95% of surveyed U.S. marketers targeted Hispanics with language and culture specific messages that evolved from their general market campaigns.

Hispanic Purchasing Power

The purchasing power of Hispanic households is rapidly increasing.  A 2008 Research and Markets article stated that U.S. Hispanic purchasing power surged to $870 billion in 2008 and is projected to reach as much as $1.3 trillion by 2015.  During the past decade, the rate of growth was more than two times the overall national rate.

Quepasa is committed to providing a comprehensive set of Internet marketing solutions for advertisers. We believe there is an ongoing growth in the online advertising market and an increasing shift in advertisers’ use of online media as audiences shift toward the Internet from traditional media:

•

According to eMarketer, U.S. online spending in 2009 will reach $25.7 billion and by 2013 it will increase to $42.0 billion. The estimated online share of total U.S. media ad spending will grow from 9.3% in 2008 to 13.3% in 2011;

•

According to a December 2008 report, ZenithOptimedia, predicts that Internet advertising will increase 18% in 2009; and

•

A study conducted by comScore World Metrix found that 87% of Internet users in Latin America used social networking sites in 2008.  This was an increase from 78% in 2007.

Quepasa is committed to capitalizing on this shift to Internet advertising and helping its advertisers create and execute Internet marketing strategies that both encourage its users to interact with our advertisers’ brands as well as provide valuable insights into their customer base.

We offer all of our services in both English, Spanish and Portuguese, which we believe provides great value to advertisers seeking to reach the Hispanic audience. According to published sources, approximately 90% of Hispanic adults in the United States speak Spanish at home.  Moreover, Hispanics in the United States are expected to continue to speak Spanish because:

o

Approximately two-thirds were born outside the U.S.;

o

Hispanic immigration is continuing;

o

Hispanics generally seek to preserve their cultural identity; and

o

Hispanic population concentration encourages communication in Spanish.

Corporate History and Acquisitions

Quepasa was incorporated in the State of Nevada in June 1997 under the name Internet Century, Inc. and later changed its name to quepasa.com, Inc. to reflect our decision to operate a Spanish language portal and search engine.  In 2007, Quepasa moved away from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of the website into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December 2007, the portal service of Quepasa was discontinued. Quepasa re-launched the site on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. In August 2008, Quepasa again re-launched Quepasa.com with an improved user interface and enhanced technical capabilities.

On February 7, 2007, Quepasa purchased certain assets of corazones.com. The Company acquired all existing registered users, the domains corazones.com and corazonesdemexico.com, the existing operating system including the interface, administrative and billing systems and the related logos and trademarks of the associated properties.

Sales and Marketing

We sell our marketing services to businesses through direct channels. Quepasa focuses on selling its marketing services and solutions to leading advertising agencies and marketers in the United States, Mexico and Latin America.

Quepasa employs sales professionals in Miami, Florida. Our sales representatives consult regularly with agencies and advertisers on design and placement of online advertising, and provide customers with measurements and analysis of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns.

We recently entered into a partnership with a leading company that focuses on providing advertising solutions to advertisers and Internet websites or publishers that appeal to Hispanics.

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

We consider the Quepasa trademark and our related trademarks to be valuable to the Company and we have registered these trademarks in the United States and other countries throughout the world and aggressively seek to protect them. We have licensed in the past, and we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright and trade secret rights to third parties.

In February 2007, we acquired the assets of Corazones.com, a leading bilingual online dating website designed for Hispanic users. As a result of the purchase, we acquired all the related logos and trademarks of the associated properties. Corazones.com offers features to our users that complement our social network suite of products and services.

Competition

The market for Internet products, services, advertising and commerce is very competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing social networking, portal and online community services and applications, especially to the Spanish-language Internet users. These companies include, but are not limited to, Terra.com, StarMedia, Hi5, Orkut, MySpace Latino, and Batanga.

Many large media companies have developed, or are developing, social networking or social media tools for their web users. As these companies develop such portal or community sites, we could lose a substantial portion of our user traffic.

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

Employees

As of January 27, 2009, we employed approximately 74 employees, 61 individuals in Sonora, Mexico and 13 in the United States none of whom are represented by a labor union. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

Item 1A.

Risk Factors

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our headquarters are located in West Palm Beach, Florida and consists of approximately 1,800 square feet of office space. The lease expires in March 2010. We also lease office space in Scottsdale, Arizona and Los Angeles, California.  Our data centers are operated in Tempe, Arizona and Dallas, Texas. Our technical operations are provided in leased offices located in Hermosillo, Mexico. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Stock Market under the symbol “QPSA”. The last reported sales price of our common stock on March 26, 2009, was $1.09 per share. As of that date, there were 626 record holders. The following table provides the high and low sales prices for our common stock for the periods indicated.

Year	Quarter Ended	Stock Price
		High	Low

2008	March 31, 2008	$3.99	$2.23
	June 30, 2008	$3.29	$2.03
	September 30, 2008	$3.46	$1.90
	December 31, 2008	$3.22	$1.30

2007	March 31, 2007	$9.40	$5.65
	June 30, 2007	$6.85	$3.83
	September 30, 2007	$6.20	$3.87
	December 31, 2007	$6.00	$1.51

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

During the past year, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name	Date of Sale	No. of Securities	Reason for Issuance
Warrantholders	November 18, 2008	232,500 warrants exercisable at $4.50 per share	In consideration for one year extension of warrants.

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis or Plan of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 7.

Company Overview

In 2007, Quepasa transitioned from being a search engine into a Latino social network. With the evolution of our website into a social network, we expect future revenues will come from predominately display advertising.

Highlights for 2008 included:

•

In late January 2008, we borrowed $7,000,000, including $5,000,000 from a company controlled by one of our non-employee directors.  The notes are due in 2016;

•

On February 6, 2008, we re-launched our website as a Latino social network;

•

On June 30, 2008, we terminated the Corporate Sponsorship and Management Services Agreement issuing $2,500,000 of Preferred Stock and recording a one-time non-cash gain of $5,056,052 based upon the difference between the value of the liabilities we eliminated and the value of the Preferred Stock; and

•

Our website traffic began to show significant growth during 2008.  In part, this was due to our improved email technology inviting friends of members to join of Quepasa.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS 123(R), Share-Based Payment, for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Results of Operations

Revenue Sources

During the year ended December 31, 2008, our revenue was generated from two principal sources: revenue earned from the sale of banner advertising on our website and subscription sales.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery. Approximately 84% of our revenue came from banner advertising.

Subscription Sales: Subscription sales related to the Internet dating service Corazones.com. We have not focused our efforts on marketing this website.  We recognize revenue from subscription sales as services are delivered.  During 2009, we intend to merge the dating site into the social network and create a dating community with all the functionality of a dating site.  We will no longer charge a subscription fee for this service.

Operating Expenses

Our principal operating expenses are divided into the following categories:

•

Product Development and Content Expenses: Product development and content expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure.

•

Sales and Marketing Expenses: Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

•

General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fees, such as legal, accounting and regulatory fees.

•

Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation related to our property and equipment and the amortization pertaining to jet rights acquired in 2006 and disposed in 2008.

•

Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Corporate Sponsorship Agreement (CSMSA) and Note Purchase Agreements discussed in notes 5 and 6. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets. In the year ended December 31, 2008, we recognized a one-time non-cash gain resulting from termination of the CSMSA.

Comparison of the year ended December 31, 2008 with the year ended December 31, 2007

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2008	2007	Change ($)	Change (%)

REVENUES	$56,006	$219,466	$(163,460)	-74%

OPERATING EXPENSES
Sales and marketing	382,193	1,160,514	(778,321)	-67%
Product development and content	3,831,849	4,773,965	(942,116)	-20%
General and administrative	7,289,881	7,829,217	(539,336)	-7%
Depreciation and amortization	463,588	446,635	16,953	4%
Operating Expenses	11,967,511	14,210,331	(2,242,820)	-16%

LOSS FROM OPERATIONS	(11,911,505)	(13,990,865)	2,079,360	-15%

OTHER INCOME (EXPENSE):
Interest income	149,248	430,205	(280,957)	-65%
Interest expense	(930,816)	(741)	(930,075)	-100%
Gain/ (Loss) on disposal	(39,134)	4,638	(43,772)	-944%
Gain on extinguishment of debt	5,056,052	—	5,056,052	100%
Other income	536,836	198,264	338,572	171%
TOTAL OTHER INCOME (EXPENSE)	4,772,186	632,366	4,139,820	655%

NET LOSS	$(7,139,319)	$(13,358,499)	$6,219,180	-47%

Revenues

Our revenues were $56,006 for the year ended December 31, 2008, a decrease of 74% compared to 2007. In September 2007, we launched a new beta version of our website, which experienced technical difficulties and performance issues that adversely affected the amount of traffic visiting our website and related advertising. In late October 2007, a new senior management team was put into place and immediately began to address the performance issues with the website. The bulk of the banner advertising campaigns were discontinued in the fourth quarter of 2007, and efforts to generate additional banner advertising campaigns were temporarily put on hold while emphasis was placed on enhancing the functionality and the content of our website, in order to drive sustained traffic to the site. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 4,760,582 unique visitors in 2007 and 6,014,869 in 2008, a 26% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members. In June, 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased $778,321, or 67%, to $382,193 for the year ended December 31, 2008. The decrease is primarily attributed to the closing of the New York sales office and a reduction of our sales force in November 2007, which resulted in a decrease in salaries of approximately $352,000 versus 2007, and suspension of advertising sales while the site was improved, which resulted in a decrease in advertising of approximately $476,000 versus 2007.  The decrease was partially offset by an increase in stock based compensation of $55,000 or 60% to $148,000 for new consultants.

Product Development and Content: Product development and content expenses decreased $942,116, or 20%, to $3,831,849 for the year ended December 31, 2008. This decrease is attributable to a focused effort to reduce costs. During the year ended December 31, 2008, we had decreases in technology consulting fees of $1.6 million, salaries within our U.S. operations of $375,000, other professional fees of $164,000 and content fees of $106,000, partially offset by an increase in salaries and associated payroll costs of $246,000 for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services. The decrease was also partially offset by an increase of $983,000 or 300% to $1,314,000 in stock based compensation attributable to a performance based incentive grant made in the third quarter of 2008 and a shift toward issuing stock based compensation to reduce other cash expenses.

General and Administrative: General and administrative expenses decreased $539,336, or 7%, to $7,289,881, for the year ended December 31, 2008. The significant changes consisted of:

•

a decrease in professional fees of $1.3 million, primarily made up of decreases in legal fees of $731,000 and accounting fees of $618,000, due to unusually high activity in 2007;

•

a decrease in recruiting fees of $582,000, due to reduced hiring during 2008;

•

a decrease in travel related expenses of $441,000;

•

a decrease in rent expenses of $70,000, due to the closing of our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $704,000, due to a reduction in personnel in our Scottsdale headquarters during the fourth quarter of 2007 and a reduction of some salaries in exchange for stock based compensation;

•

a decrease in dues and subscriptions of $151,000, a decrease in printing and reproduction of $98,000, and a decrease in office supplies and maintenance costs of $56,000 attributable to a focused effort to reduce costs; and

•

an increase in stock based compensation of $3.1 million or 163% to $5.0 million, attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008, a performance based incentive grant made in the third quarter of 2008, and a shift toward issuing stock based compensation to reduce other cash expenses;

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $4,121,726 to $6,436,070 for the year ended December 31, 2008. This increase is attributable to stock options issued to the new senior management team hired during the fourth quarter of 2007 and the first quarter of 2008, a performance based incentive grant made in the third quarter of 2008, and a shift toward issuing stock based compensation to reduce other cash expenses. Stock based compensation expense represented 54% and 16% of operating expenses for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, we had $10,233,186 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next eight quarters.

Depreciation and Amortization: Depreciation and amortization expense increased $16,953, or 4%, to $463,588 for the year ended December 31, 2008. This increase is primarily attributable to fixed asset additions offset by the termination of the jet rights in the first quarter of 2008 and the reduction of $95,000 in associated amortization expense.

Other Income (Expense): Other income increased $4,139,820 to $4,772,186 for the year ended December 31, 2008. The increase is primarily attributable to a gain on extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 5 of the consolidated financial statements and the reversal of contingent invoices totaling $508,610 initially recorded in the third quarter of 2007 for a technical consultant. The Company and the technical consultant entered  into a mutual release of any obligation of the amount recorded as other income. The gains were partially offset by $931,000 of interest expense associated with the CSMSA and the Note Purchase Agreements entered into in the first quarter of 2008 (see note 6 of the consolidated financial statements), a decrease of $281,000 of interest income associated with lower average cash balances during 2008 versus 2007, and a $43,000 loss recorded in the second quarter of 2008 on the disposal of office furniture and equipment associated with the shutdown of our Scottsdale, AZ headquarters.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2008	2007
Net cash used in operating activities	$(5,332,553)	$(10,153,236)
Net cash used in investing activities	$(739,353)	$(817,812)
Net cash provided by financing activities	$7,337,019	$546,150

Cash used in operating activities for the year ended December 31, 2008 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include a gain on the extinguishment of debt, depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $5,332,553 for the year ended December 31, 2008 compared to $10,153,236 for 2007. For the year ended December 31, 2008, net cash used by operations consisted primarily of a net loss of $7,139,319 plus a gain on extinguishment of debt of $5,056,052 and a write-off of invoices totaling $508,610, offset by non-cash expenses of $463,588 in depreciation and amortization, $641,282 in non-cash interest, $272,246 in amortization of discounts on notes payable and debt issuance costs, $39,134 loss on the disposal of fixed assets, and $6,610,814 related to the vesting of stock options, extension of warrants, and issuance common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $442,378, offset by decreases in other current assets and other assets of $193,417. Net cash used by operations for the year ended December 31, 2007 consisted of a net loss of $13,358,499 offset by non-cash expenses of $446,635 in depreciation and amortization and $2,314,344 related to the issuance of stock options and warrants for compensation. Changes in working capital for the year ended December 31, 2007 included an increase of $390,172 in accounts payable and accrued expenses offset by an increase in other current assets and other assets of $51,764.

Net cash used in investing activities for the year ended December 31, 2008 is primarily attributable to Investment in BRC/La Alianza of $350,000, see note 4 of the condensed consolidated financial statements. Our capital expenditures were $399,954 for the year ended December 31, 2008, compared to capital expenditures of $817,812 for the same period in 2007.

Net cash provided by financing activities for the year ended December 31, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 6 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the year ended December 31, 2008, compared to $921,150 for the same period in 2007.

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$4,932,629	$3,673,281
Total assets	$6,741,705	$5,900,908
Percentage of total assets	73%	62%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception. At December 31, 2008, we had $4,932,629 in cash and cash equivalents compared to $3,673,281 at December 31, 2007, resulting in a net increase in cash and cash equivalents of $1,259,348 for 2008.

The increase in cash for 2008 was primarily attributed to the issuance of subordinated notes payable in the amount of $7,000,000 in January 2008, partially offset by cash used in operating activities of $5,332,553 during 2008.

	For the Years Ended December 31,
	2008	2007

LOSS FROM OPERATIONS	(11,911,505)	(13,990,865)

Net Monthly Loss From Operations	(992,625)	(1,165,905)

NON CASH OPERATING EXPENSES
Stock based compensation expense	6,436,070	2,314,344
Depreciation and amortization	463,588	446,635
TOTAL NON CASH OPERATING EXPENSES	6,899,658	2,760,979

NET CASH BURN	(5,011,847)	(11,229,886)
Net Monthly Cash Burn Rate	(417,654)	(935,824)

In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters. Based on the reductions initiated in November 2007, the net cash burn rate for 2008 dropped to $417,654 per month, which included a one-time charge of $129,000 associated with the termination of the lease for our Scottsdale headquarters. We expect a net cash burn rate of approximately $310,000 per month for 2009, excluding any promotional activities.

During 2008, we obtained proceeds of $377,500 from the exercise of common stock options and warrants compared to $921,150 from the exercise of stock options and warrants during 2007.

Cash Burn Rate – Non-GAAP

The Company uses non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. The Company believes that both management and shareholders benefit from referring to non-GAAP financial measures such as cash burn rate in planning, forecasting and analyzing future periods. Additionally, cash burn rate provides meaningful information about the Company’s ability to meet its working capital needs.

Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations beyond the next 12 months. We expect that by the end of the second quarter we will accelerate our efforts to raise additional capital. We have delayed our capital raising efforts pending the operating results of our business through the second quarter.  Because of the current global recession and the impact on the global credit markets, as well as the weak stock market, any financing, if it occurs, will involve substantial dilution to existing shareholders. We have not budgeted significant capital expenditures for 2009. The capital expenditures for 2008 were primarily to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Forward-Looking Statements

The statements in this Report relating to our increasing revenues, our belief that we have sufficient cash to finance current level of operations, our expectations of raising capital and any expectations relating to future partnerships and relationships are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Report, before making an investment decision. If any of the circumstances described in these risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of our shares could decline, and you may lose part or all of your investment.

Risks Related to Our Company

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital to enable the Company to remain as a going concern.

We expect that we will have to raise working capital in the second half of 2009. Because of the severe impact that the recession has had on the capital and credit markets, we may be adversely affected in our ability to raise the necessary debt or equity. Even if we secure additional working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because of the severity of the global economic recession, advertisers may reduce their spending.

As the global economy continues to deteriorate, we may find that advertisers will reduce Internet advertising which would reduce the potential for future revenues. Also, Mexico is a very important market for us. The recession has had a severe impact on the Mexican economy, and its currency—the peso—has fallen dramatically against the dollar reflecting its economic weakness. These events will result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow, and reducing our ability to grow our business. These events would have a material and adverse effect upon us.

If we are unable to enter into partnerships with third parties to provide them social network platforms, we may be unsuccessful in increasing the viewers and members of our website.

In order to increase membership at Quepasa.com, we have entered into discussions with third parties who have a large number of members or website viewers to provide them with a platform to build online communities.  These online communities would interconnect with Quepasa.com’s communities which we expect would increase traffic and membership to Quepasa.  If these discussions are unsuccessful, we may be unable to increase membership which would have a material and adverse affect on our ability to obtain advertising revenue.

If technologies are developed that block our email invitations to join Quepasa or our advertising displays, we may be unable to obtain additional memberships ore revenues form advertisements which would adversely affect our operating results.

In early 2008, a large number of our email invitations were going straight into potential members’ spam folders.  We retained a third party service provider, which caused Quepasa to be whitelisted or have major Internet service providers (“ISPs”) accept delivery of Quepasa emails. This has dramatically improved email delivery to major ISPs. We cannot assure you this will continue. Additionally, technologies may be developed that can block the display of our ads and hinder our ability to generate revenues.  As a result, any email or ad-blocking technology could, in the future, adversely affect our operating results.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, our operating results would be harmed.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face formidable competition from other companies that seek to connect young Hispanics online.  Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, Facebook, MySpace, America Online Latin America and Terra.com and UOL.com in Brazil.  All of these companies have longer operating histories and more established relationships with customers.  They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers.  Yahoo and America Online also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content and products and services.

If we are unable to expand the number of users to our website and generate sufficient revenues from Internet advertising, your investment may be jeopardized.

In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website.  Advertisers reply upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors.  These metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them.  If we unable to attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.

We send mass e-mail advertisements to attract users to our website. We believe that our business will continue to rely on this method for attracting users in the foreseeable future. If we are unable to send these advertisements on cost-effective terms, this could limit our ability to attract users cost-effectively.

If we fail to increase the number of users who regularly visit our website or fail to attract a sufficient number of advertisers, we will not be able to generate substantial revenues.

Advertising is currently a significant part of our business model. The success of our business depends in part on our ability to offer our advertising customers access to a large audience of users. As a result, it is critical to our success that we continually add substantial numbers of new users including many who regularly visit our website. If we are unable to meet these goals, we will not be able to generate substantial revenues.

If we fail to enhance our existing services and products or develop and introduce new features in a timely manner to meet changing customer requirements, our ability to grow our business will suffer.

Our social network depends in part on rapidly changing technologies, which will impact our capacity to allow multiple users. These market characteristics are heightened by the changing nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•

identify and respond to emerging technological trends in the market;

•

develop programming that attracts and retains large numbers of unique viewers and visitors;

•

enhance our products by adding innovative features that differentiate our products and services from those of our competitors;

•

acquire and license leading technologies; and

•

respond effectively to new technological changes or new product and services announcements by others.

We will not be competitive unless we continually introduce new services and programs or enhancements to existing services and programs that meet evolving industry standards and user needs.

Because we are required to raise capital in the future in order to meet the requirements of our business, such capital may only be available, if at all, on unfavorable terms and may be very dilutive to our existing shareholders.

Our inability to achieve meaningful revenues may cause us to seek new financing.  Our ability to raise future equity or debt capital will be dependent upon future market conditions as well as our results of operations.  Such capital may be available, if at all, on very unfavorable terms and may be extremely dilutive to existing shareholders. Moreover, our outstanding long-term debt may be an impediment to obtaining additional financing.

Even if we secure additional working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Based on the current condition of the capital markets and the credit markets, as well as our lack of material revenue, any future equity capital investments will substantially dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. Investors may perceive this event in a negative light and sell our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  Accordingly, this may cause our future stock price to fall.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, John Abbott, Chief Executive Officer, Louis Bardov, Chief Technology Officer, and Michael Matte, Chief Financial Officer, are important to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Abbott, Bardov or Matte and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers, located in Arizona and Texas, are subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Our business depends on increasing use of the Internet by advertisers marketing products and services and websites seeking to earn revenue to support their web content. If the Internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If our business continues to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

If we are unable to protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

Our success and ability to compete are often dependent upon internally developed software technology that we developed for our Quepasa.com website. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

Because of improper conduct by users of our website, we could be subject to claims and compliance costs.

We are subject to laws and regulations directly applicable to providers of Internet services both domestically and internationally. The application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our Internet activities. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Portions of the Communication Decency Act are intended to provide statutory protections to online service providers who distribute third party content. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.  Additionally, because of our international focus, we may be subject to federal and local laws affecting our business, which may require us to modify our business methods which can be costly.

Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

If we cannot address technological change in our industry in a timely fashion and develop new products and services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

•

rapidly changing technology;

•

evolving industry standards and practices that could render our website and proprietary technology obsolete;

•

changes in Hispanic consumer tastes and demands; and

•

frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding its intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some of our products and services.

Because we are pursuing a strategy of seeking to commercialize our services internationally, we are subject to risks frequently associated with international operations, and we may sustain large losses if we cannot deal with these risks.

Our business model is aimed at Spanish and Portuguese speaking persons who live primarily outside the United States as well as Hispanics living in the United States. We also maintain material operations in Mexico.  Because of the diverse number of countries including Mexico and those located in Central and South America, we will be required to focus our business on unique local cultural differences which vary from country to country. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

•

Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the Internet, privacy protection, or restrictions;

•

Being able to attract users from countries with different local cultures;

•

Volatility in currency exchange rates;

•

Political and economic instability;

•

Extended payment terms beyond those customarily offered in the United States;

•

Difficulties in managing sales representatives and employees outside the United States; and

•

Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

Risks Relating to Our Common Stock

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•

our failure to generate increases in revenues,

•

our failure to achieve or maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of significant business relationships,

•

changes in market valuations of similar companies,

•

the loss of major advertisers or publishers,

•

future acquisitions,

•

the departure of key personnel,

•

short selling activities,

•

regulatory developments, or

•

independent reports relating to the metrics of our website, including the number of visitors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board of Directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in Quepasa will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. If we are successful in raising capital, we expect to issue securities convertible into common stock which would result in substantial dilution to investors. The current condition of the credit markets and the recession combined make it probably that if we are able to raise any working capital, it will be through the issuance of convertible debt which will be very dilutive. We cannot assure you that we will be successful in raising additional capital.

Because our officers and directors do not solely by virtue of their ownership of our common stock control Quepasa, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors own 1,308,288 shares of our common stock or 10.3% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of options and warrants held by them, they beneficially own 5,857,206 shares or 33.9%.  If all of our equity equivalents are exercised, we would have 23,832,598 shares outstanding.  For that reason, a third party could obtain control of the Company and change the direction of our business.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of the date of this Report, we had outstanding 12,715,411 shares of common stock of which our directors and executive officers own 1,308,288 which are subject to the limitations of Rule 144 under the Securities Act of 1933. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of the Company may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions,

(iii)

filing of Form 144, and

(iv)

volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.

Financial Statements

See pages F-1 through F-24.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Not applicable for smaller reporting companies.

Item 9A(T).

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal  Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Name	Age	Position

John C. Abbott	37	Chief Executive Officer and Chairman
Mike D. Matte	49	Chief Financial Officer, Executive Vice President and Secretary
Louis D. Bardov	44	Chief Technology Officer
Alonso Ancira	54	Director
Ernesto Cruz	52	Director
James S. Ferris	34	Director
Malcolm Jozoff	69	Director
Lionel Sosa	69	Director
Dr. Jill Syverson-Stork	56	Director
Jeffrey Valdez	53	Director

The Board consists of eight members listed in the table above. At the 2007 Annual Meeting, the shareholders of Quepasa approved an amendment to our Articles of Incorporation classifying the Board into three classes of approximately equal size (Class I, Class II and Class III). Each class serves for a period of three years, except the initial Class I directors served a period of one year and the initial Class II directors serve for a period of two years from the date of the Amendment.

John C. Abbott has been a director and Chief Executive Officer since October 2007.  Since February 25, 2009, Mr. Abbott has served as Chairman of the Board and previously served as Chairman from October 25, 2007 until January 18, 2008. Mr. Abbott has over 15 years of experience in strategic advisory and entrepreneurship. Since 2005, Mr. Abbott has been an advisor to Altos Hornos de Mexico, S.A. de C.V. (“AHMSA”). In addition, over the past two years, Mr. Abbott has led investor groups and has served on the executive committees of two start-up efforts in Brazil, namely Click Filmes (www.clickfilmes.com), Brazil’s first hotel video on demand business and Industria de Entretenimento, an entertainment business that owns the rights to the Pacha brand in Brazil, among others. From 1992 to 2005, Mr. Abbott held several senior positions within JP Morgan Securities, Inc.

Michael D. Matte has served as our Chief Financial Officer, Executive Vice-President and Secretary since October 29, 2007. From July 2006 through October 2007, Mr. Matte served as a director of Quepasa. Mr. Matte served as Chief Financial Officer of Cyberguard Corporation from February 2001 to April 2006. Prior to joining Cyberguard Corporation, Mr. Matte was a senior Audit Manager from 1981 to 1992 for Price Waterhouse. Currently, Mr. Matte serves as a director of Iris International, Inc. and GelTech Solutions, Inc.

Louis D. Bardov has served as our Chief Technology Officer since January 2008. Mr. Bardov has over 21 years’ experience in software development and technology management. Most recently, he worked for Match.com, a leading Internet dating service from 2000 through early January 2008. Mr. Bardov last served as Match.com’s Senior Vice President of Software Development, Customer Care and Customer Retention and previously as the Vice President of Development.

Alonso Ancira has been a director since November 2006. He has served as Chairman of the Board of AHMSA, one of Mexico’s most prestigious industrial consortiums since April 2004. He is also Chairman of the Board of Mexicans & Americans Trading Together, Inc. (“MATT, Inc.”), a wholly-owned subsidiary of AHMSA. From 1991 until April 2004, Mr. Ancira was Vice-Chairman and Chief Executive Officer of AHMSA. He is currently President of Mexico’s Chamber of Iron and Steel, a position he held from 1993 to 1995, and again from 2003 to 2004.

Ernesto Cruz has been a director since November 13, 2007 and is the Chairman of the Audit Committee. Since October 2007, Mr. Cruz has served as the managing partner of Advanzer de Mexico S.A. de C.V. a consulting and audit firm. From March 2002 until October 2007, he was the Managing Partner for the Monterrey and Northeast Mexican offices of Deloitte & Touche, a big four international accounting firm. Mr. Cruz served as the Managing Partner for the Monterrey and Northeast Mexican offices of Arthur Anderson from April 1997 through March 2002. Mr. Cruz is a Certified Public Accountant in Mexico.

James S. Ferris has been a director since July 18, 2008.  Since January 2008, Mr. Ferris has been a Sr. Global Brand Manager at EA Games a division of Electronic Arts, Inc.  From December 2006 until December 2007, Mr. Ferris was a Global Brand Manager at Electronic Arts.  From 2003 to 2006, Mr. Ferris was a Product Manager at EA Sports also a division of Electronic Arts.  Prior to his employment at Electronic Arts, Mr. Ferris was a Product Manager at Hasbro, Inc.

Malcolm Jozoff has been a director since January 2007. Since 2004, Mr. Jozoff has been serving as a corporate advisor to Otsuka Pharmaceutical Co., Ltd., a pharmaceutical and consumer health products company, based in Tokyo, Japan.  From July 1996 to August 2000, Mr. Jozoff was Chairman of the Board of Directors and President and Chief Executive Officer of The Dial Corporation, which markets Dial soaps, Purex laundry detergents, Renuzit air fresheners, and Armour Star canned meats.

Lionel Sosa has been a director since January 2007. Since 2008, Mr. Sosa has been a marketing consultant with Sosa Consultation and Design a position he previously held from 2000 until 2005. From 2005 until 2007, Mr. Sosa also served as executive director of Mexicans & Americans Thinking Together Foundation, Inc. (“MATTF”), a non-profit organization focused on encouraging bicultural relations between Mexicans and Americans.

Dr. Jill Syverson-Stork has been a director since September 2006 and a member of the Audit, Compensation and Standards Committees since 2006. Additionally, she is Chairman of the Standards Committee. She has been a Professor at Wellesley College from September 1989 to the present, and is the Coordinator of Intermediate Spanish and the Director of the Spanish Language House and Cultural Center.

Jeffrey Valdez has been a director since January 18, 2008 and previously served as Chairman of the Board from January 18, 2008 until February 25, 2009.  Since January 2008, Mr. Valdez has served as the Co-Chairman of Maya Entertainment, a film releasing company focusing on the 12-24 Latino demographic. Also in 2007, Mr. Valdez partnered with David Zucker of Zucker Brothers Productions and formed Sandbox Entertainment. From 2003 to 2006, Mr. Valdez launched the Si TV channel, a Latino themed cable channel, which is currently in over 17 million households and has served on its Board since 2003. In 1997, Mr. Valdez co-founded Sí TV Productions, a producer of Latino-themed, English-language programming. Among Mr. Valdez’s many honors, CNN has named him one of the “Top 50 People Who Matter” and Advertising Age has named him one of the “Top 50 Marketers in America.” Mr. Valdez was appointed by President Clinton to the Advisory Committee on the Arts to the John F. Kennedy Center for the Performing Arts.

There are no family relationships between any of our directors and/or executive officers.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of the Company and shareholders. The Board’s responsibilities include:

•

Establishing broad corporate policies, and

•

Reviewing the overall performance of Quepasa.

Board Committees and Charters

The Board and its committees meet throughout the year on a set schedule, hold special meetings, and act by written consent from time to time as appropriate.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has, and appoints the members of: (i) the Audit Committee, and (ii) the Compensation and Nominating Committee. The Board has determined that each member of the Audit and Compensation and Nominating Committee is an independent director in accordance with the Nasdaq Stock Market standards. Additionally, the Board has determined that of the eight board members, five of them are independent. Messrs. Ancira, Cruz, Ferris and Jozoff and Dr. Syverson-Stork are the independent directors.

Each committee has a written charter approved by the Board. We post each charter on our website at www.quepasacorp.com. The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation and Nominating

John C. Abbott
Alonso Ancira	✓
Ernesto Cruz	✓	✓ Chairman
James S. Ferris	✓
Malcolm Jozoff	✓	✓	✓ Chairman
Lionel Sosa
Dr. Jill Syverson-Stork	✓	✓	✓
Jeffrey Valdez

Meetings held in 2008		1	4

The Board held six meetings in 2008 and all of the directors attended over 75% of the combined number of Board and committee meetings, except for Alonso Ancira who attended four of the six Board meetings.  Quepasa does not have a policy with regard to directors’ attendance at the Annual Meeting. At the 2008, Annual Meeting, none of our directors was in attendance.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal control, and audit functions, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. The Audit Committee also has responsibility for corporate governance. The Board has determined that Mr. Cruz is qualified as an “audit committee financial expert,” as that term is defined by the rules of the Securities and Exchange Commission’s (“SEC”) and in compliance with the Sarbanes-Oxley Act of 2002.  This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or of the Board. The Board determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. The responsibilities and activities of the Audit Committee are described below in detail in the “Report of the Audit Committee.”  The Board has determined that each of the members of the Audit Committee, Messrs. Cruz and Jozoff and Dr. Syverson-Stork are independent.

Compensation and Nominating Committee

The Compensation and Nominating Committee is primarily responsible for assisting the Board in discharging its duties with respect to the compensation of the Company’s directors and executive officers. The Compensation and Nominating Committee reviews the performance of the Company’s directors and executive officers in achieving corporate goals and objectives and seeks to ensure that the directors and officers are compensated appropriately in a manner consistent with the Company’s business strategies, competitive practices and the requirements of applicable regulatory authorities.

The purpose and responsibilities of the Compensation and Nominating Committee include the identification of individuals qualified to become Board members, the selection or recommendation to the Board of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, and the oversight of the evaluations of the Board and management. The Compensation and Nominating Committee will consider persons recommended by shareholders for inclusion as nominees for election to our Board if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our Company’s Secretary at our Florida offices, 224 Datura Street, Suite 1100, West Palm Beach, Florida 33401. The Compensation and Nominating Committee identifies and evaluates nominees for our Board, including nominees recommended by shareholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board.

The Compensation and Nominating Committee may, by majority vote of its full membership, create one or more subcommittees comprised of members of the Compensation and Nominating Committee, and may vest any such subcommittee with full authority with respect to the specific matters delegated to such committee.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Quepasa Corporation, Attention: Michael D. Matte, 224 Datura Street, Suite 1100, West Palm Beach, Florida 33401, or by visiting the Company’s website at www.quepasacorp.com.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of Quepasa. Officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2008 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
John C. Abbott (1)	1	1	0
Michael D. Matte (1)	1	1	0
Louis Bardov (1)	1	1	0
Jeffrey Valdez (1)	1	1	1

———————

(1)

Represents stock option grants vesting subject to performance milestones.  On July 24, 2008, the directors filed Form 4s reflecting these grants but inadvertently did not file additional Form 4s to report the vesting of the options.

Code of Ethics

Quepasa has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. To see a copy of the Code of Ethics, please go to the Quepasa website at www.quepasacorp.com.

Item 11.

Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for 2008 and 2007 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

2008 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	Total ($)(j)
John Abbott (2)	2008	(14,256)	0	0	2,147,127	2,132,871
Chief Executive Officer	2007	14,256	0	0	333,463	347,719

Michael Matte (3)(4)	2008	108,333	50,000	3,015	1,810,151	1,971,499
Chief Financial Officer	2007	17,821	42,615	0	259,881	320,317

Louis Bardov (5)	2008	146,667	0	0	555,007	701,674
Chief Technology Officer	2007	0	0	0	0	0

———————

(1)

This column shows the dollar amounts recognized in the Company’s year-end 2008 financial statements for reporting purposes in accordance with SFAS 123(R).  Amounts shown cover awards granted in 2008 and in prior years.  The amounts represent the compensation costs of awards that are paid in options and shares of the Company’s common stock (the amounts do not reflect the actual amounts that may be realized by the directors).  A discussion of the assumptions used in calculating these values may be found in Note 9 to the consolidated audited financial statements.

(2)

In lieu of $80,000 salary for 2008, Mr. Abbott elected to receive vested stock options.  Of the options: (i) 54,237 vested immediately.  All of these options are exercisable at $2.43 per share.

(3)

Includes payments for service as a director.

(4)

In lieu of $75,000 bonus, Mr. Matte elected to receive 50,847 fully vested 10-year stock options exercisable at $2.43 per share.

(5)

Mr. Bardov began serving as Chief Technology Officer in January 2008.

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2008:

Name (a)	No. of Securities Underlying Unexercised Options (#) Exercisable (b)	No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($)(e)	Option Expiration Date (f)

John C. Abbott	737,914	1,159,578		$3.05	10/25/2017
	87,500	175,000	(1)	$2.07	7/22/2018
	54,237	0		$2.43	10/15/2018
	9,040	45,198		$2.43	10/15/2018

Michael D. Matte	573,933	901,894		$3.25	10/29/2017
	77,500	155,000	(1)	$2.07	7/22/2018
	50,847	0		$2.43	10/15/2018
	11,300	56,498		$2.43	10/15/2018

Louis D. Bardov	0	500,000		$2.49	1/18/2018
	77,500	155,000	(1)	$2.07	7/22/2018

_______________________

(1)

Subject to meeting performance milestones.

See the discussion below of the Named Executive Officers’ employment agreements and payments provided to them upon a change of control of the company.

John C. Abbott Employment Agreement

On October 30, 2007, Quepasa entered into an employment agreement with its Chief Executive Officer, John C. Abbott. Pursuant to the terms of the employment agreement, Mr. Abbott receives an annual base salary of $80,000 and received options to purchase 1,897,492 shares of common stock, exercisable at $3.05 per share under the 2006 Plan. One-third of the shares vest October 25, 2008 and the remaining shares vest in 24 equal monthly installments over the following two years, subject to remaining employed on each applicable vesting date. Additionally, Mr. Abbott is eligible to participate in our discretionary management bonus program with one-half based upon cost reductions and one-half based upon increases in cash flow. The three levels are 50%, 150% and a target bonus 300% of base salary.

Effective November 1, 2008, Mr. Abbott waived $80,000 in salary due to him for fiscal 2008 in exchange for 54,237 10-year fully vested stock options. Additionally, Mr. Abbott waived his 2009 cash compensation and was granted 54,237 10-year stock options in lieu of $80,000 cash compensation for 2009, which options vest in equal increments at the end of each month commencing November 1, 2008 through October 31, 2009, subject to his continued employment with the Company on the applicable vesting dates. All of the stock options are exercisable at $2.43 per share.

Michael D. Matte Employment Agreement

On October 30, 2007, Quepasa entered into an employment agreement with its new Chief Financial Officer, Michael D. Matte. In accordance with the agreement, Mr. Matte received an annual base salary of $100,000 per year, which was increased to $250,000 (discussed below), and received options to purchase 1,475,827 shares, exercisable at $3.25 per share under the 2006 Plan. One-third of the shares vest on October 29, 2008 and the remaining shares vest in 24 equal monthly installments over the following two years, subject to remaining employed on each applicable vesting date. Mr. Matte was reimbursed for relocation expenses. Additionally, he is eligible to participate in our discretionary management bonus program with one-half based upon cost reductions and one-half based upon increases in cash flow. The three levels of the target bonus are 50%, 150% and 300% of base salary.

Amendment to Abbott and Matte Agreements

Effective as of March 27, 2008, the Compensation Committee approved amendments to the employment agreements with John C. Abbott and Michael D. Matte, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The amendments provide for immediate vesting of their stock options following a change of control of Quepasa. Additionally, they will have the right to exercise these stock options for a period of two years after they are terminated.

Effective November 1, 2008, Mr. Matte’s salary was increased to $250,000; however, he waived $100,000 of the increase in exchange for 67,797 10-year stock options exercisable at $2.43 per share.  The options vest monthly from November 30, 2009 through October 31, 2009, subject to continued employment with the Company on each applicable vesting date.   Mr. Matte’s base salary is now $150,000 per year.

Louis D. Bardov Employment Agreement

Effective as of January 20, 2008, Quepasa entered into an employment agreement with its new Chief Technology Officer, Louis D. Bardov. Mr. Bardov receives an annual base salary of $160,000 per year. He also received 10-year options to purchase 500,000 shares of common stock, exercisable at $2.49 per share. The options vest in equal annual increments on January 18, 2009, 2010 and 2011, subject to Mr. Bardov remaining as an employee on each applicable vesting date. Additionally, he is eligible to participate in our discretionary management bonus program with an initial target bonus of $100,000 of base salary.

Severance Provision

Messrs. Abbott and Matte are entitled to severance in the event that they are dismissed without cause or they resign for good reason, including upon a change of control. In any of such events, they will receive two years base salary, two times the highest target or bonus for that year, their stock options vest and they will have two years to exercise their options post termination. If Mr. Bardov is terminated without cause, he is entitled to six months base salary, his stock options will vest and he will have three months to exercise his options post-termination. If his employment is terminated following a change of control, he will receive six months’ severance.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors were compensated with restricted common stock and stock options in 2008 for services as a director.

2008 Director Compensation

Name (a)	Stock Awards ($)(c) (1)	Option Awards ($)(d) (1)	Total ($)(j)
Alonso Ancira (2)	$8,715	$28,609	$37,324
Malcolm Jozoff (2)	$12,699	$28,609	$41,308
Lionel Sosa (2)	$8,715	$28,609	$37,324
Dr. Jill Syverson-Stork (2)	$11,703	$28,609	$40,312
Ernesto Cruz (2)	$12,699	$28,609	$41,308
Jeff Valdez (2)(3)	$8,715	$267,076	$275,791
Jim S. Ferris (2)	$3,623	$10,687	$14,310

———————

(1)

This column shows the dollar amounts recognized in the Company’s year-end 2008 financial statements for reporting purposes in accordance with SFAS 123(R).  Amounts shown cover awards granted in 2008 and in prior years.  The amounts represent the compensation costs of awards that are paid in options and shares of the Company’s common stock (the amounts do not reflect the actual amounts that may be realized by the directors).  A discussion of the assumptions used in calculating these values may be found in Note 9 to the consolidated audited financial statements.

(2)

Excluding Mr. Ferris, each director received 3,500 shares of common stock and 12,500 stock options exercisable at $2.49 per share for their service as directors; all of these options vested on December 31, 2008.  Mr. Ferris was appointed on July 18, 2008 and was granted 1,750 shares of common stock and 6,250 10-year stock options exercisable at $2.07 per share of which 2,604 were vested at December 31, 2008. Additionally, committee chairpersons were granted 1,600 shares of common stock.

(3)

Under a consulting agreement, Mr. Valdez was granted 210,000 10-year stock options exercisable at $2.49 per share subject to vesting.  See Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not made any decisions with respect to 2009 director compensation.

Equity Compensation Plan Information

The following represent the number of options and weighted average exercise price for grants under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,684,687	$2.83	270,538
Equity compensation plans not approved by security holders	0	0	0
Total	6,684,687	$2.83	270,538

At the 2008 Annual Meeting, the shareholders amended the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) to increase the number of shares from 4,141,925 to 6,141,925. In the following paragraphs we provide a summary of the terms of the 2006 Plan. The following summary is qualified in its entirety by the provisions of the 2006 Plan which is available to any shareholder upon request of Quepasa.

Shareholder Protections

The 2006 Plan contains the following features, among others, designed to protect shareholders from certain perceived abuses:

•

all options and stock appreciation rights (“SARs”) are required to be issued at a price that is not less than the underlying common stock’s fair market value as of the date of grant;

•

neither the Board nor any committee of the Board may reprice awards or amend the 2006 Plan to permit a repricing without shareholder approval;

•

the exercise of a stock-settled SAR or a net-cashless exercise of an option will reduce the number of shares available to be issued under the 2006 Plan by the entire number of shares subject to that SAR or option, even though a smaller number of shares will be issued upon such an exercise; and

•

shares tendered to pay the exercise price of an option or to satisfy a tax withholding obligation arising in connection with an award will not be available for grant under the 2006 Plan.

Administration

The Board or the Compensation and Nominating Committee (either, the “Administrator”) of the Board has the exclusive authority to administer the 2006 Plan. The Compensation and Nominating Committee (the “Compensation Committee”) must consist of at least two directors, each of whom qualifies as a “non-employee director” as defined in Rule 16b-3(b)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), and an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Administrator will have the power to determine eligibility to receive an award, the amount and type of award, and the terms and conditions of any award. The Administrator may delegate some or all of its authority to issue options or other rights under the 2006 Plan to the Company’s Chief Executive Officer, subject to limitations as determined by the Administrator. The Administrator may revoke this delegation at any time.

Eligibility

Persons eligible to participate in the 2006 Plan include present and future employees and Board members of, and consultants and advisors to, the Company and its subsidiaries, as determined by the Administrator. Awards made to a prospective member of the Board, employee, officer, consultant, or advisor must specifically provide that no portion of the award will vest, become exercisable, or be issued prior to the date on which the individual begins providing services to the Company or its subsidiaries.

Limitation on Awards

For incentive stock options, as defined by the Code, we may only issue 200,000 options. The number of shares reserved for grant pursuant to the 2006 Plan is subject to adjustment in the event of certain events including any stock dividend or reverse stock split.

The exercise of a stock-settled SAR or net-cashless exercise of an option (or a portion thereof) will reduce the number of shares of stock available for issuance under the 2006 Plan by the entire number of shares of stock subject to that SAR or option (or applicable portion thereof), even though a smaller number of shares of stock will be issued upon such an exercise. Also, shares of stock tendered to pay the exercise price of an option or tendered or withheld to satisfy a tax withholding obligation arising in connection with an award will not become available for grant or sale under the 2006 Plan. The Board or the Compensation Committee may adopt such other reasonable rules and procedures as it deems to be appropriate for purposes of determining the number of shares of stock that are available for awards under the 2006 Plan.

No more than 200,000 shares of common stock may be granted to any one participant during a calendar year. The maximum performance-based award payable to any one participant during a performance period is 200,000 shares of stock or the cash equivalent.

Awards

The following types of incentive awards may be granted under the 2006 Plan: incentive stock options, non-qualified stock options, SARs, restricted common stock, common stock, performance shares and performance-based shares.

Stock options. The Board or the Compensation Committee may grant incentive stock options and non-qualified stock options under the 2006 Plan. Incentive stock options may be granted only to participants who are employees. The exercise price of all stock options must be at least 100% of the fair market value of the stock on the date that the option is granted. Stock options may be exercised as determined by the committee provided that the term of any option granted under the 2006 Plan may not exceed 10 years. The Board or the Compensation Committee will determine the methods by which the exercise price of an option may be paid and the methods by which shares of stock may be delivered to participants. The Board or the Compensation Committee may not reprice options previously granted under the 2006 Plan.

Stock appreciation rights. The Board or the Compensation Committee may grant SARs under the 2006 Plan. An SAR entitles the participant to receive the appreciation on one share of common stock from the date of grant to the date of exercise of the SAR. Appreciation is calculated as the excess of (i) the fair market value on the date of exercise over (ii) the base value of the SAR, as determined by the Administrator, which may not be less than the fair market value of the stock on the date of grant. The terms and conditions of any SAR will be determined by the Administrator at the time of the grant.

Restricted stock. The Board or the Compensation Committee may grant restricted stock under the 2006 Plan. A restricted stock award gives the participant the right to receive a specified number of shares of stock at a price determined by the Compensation Committee (including zero). Restrictions may limit transferability and subject the stock to a substantial risk of forfeiture until specific conditions or goals are met. During the restriction period, if permitted by the Administrator, participants holding shares of restricted stock may be entitled to full voting and dividend rights with respect to the restricted shares. The restrictions will lapse in accordance with a schedule or other conditions as determined by the Administrator. As a general rule, if a participant terminates employment when the stock is subject to restrictions, the participant forfeits the unvested restricted stock. The Board or the Compensation Committee may, in its discretion, waive the restrictions in whole or in part.

Common stock. The Administrator may grant unrestricted common stock (or sell such shares) which means the shares are not subject to future vesting and may be immediately sold assuming compliance with applicable securities laws.

Performance share awards. The Board or the Compensation and Nominating Committees may grant performance share awards under the 2006 Plan. A performance share award gives the participant the right to receive stock if certain performance criteria or goals are satisfied. Performance may be measured on a specific date or dates or over any period or periods as determined by the Administrator.

Performance-based awards. Under the 2006 Plan, restricted stock and performance shares may be designated as performance-based awards. Performance-based pay awards are not subject to the $1,000,000 limitation on deductible compensation pursuant to Section 162(m) of the Code. Performance-based awards are subject to additional requirements, some of which are described below, which are required in order to be treated as “performance-based compensation” under Section 162(m) of the Code. The deductibility of these awards is preserved for federal income tax purposes. Because Section 162(m) of the Code only applies to “covered employees,” as defined in Section 162(m), only covered employees will receive awards that will be classified as performance-based awards.

Pre-established performance criteria must be met before a participant is eligible to receive payment for a performance-based award. Pre-established performance criteria must be based on one or more of the following: pre- or after-tax net earnings, earnings before interest expense (including interest amortized to cost of sales) and income taxes; earnings before interest expense (including interest amortized to cost of sales); income taxes; depreciation and amortization; revenue growth; operating income; operating cash flow; return on net assets; return on shareholders’ equity; return on assets; return on capital; share price growth; shareholder returns; gross or net profit margin; earnings per share; price per share; and market share; any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group. The compensation committee has discretion to select the length of the performance period, the type of performance-based awards, and the criteria or goals used to measure the performance.

The performance criteria and other related aspects of the 2006 Plan will be subject to shareholder approval again in 2011 if shareholder approval is then required to maintain the tax-deductible nature of performance-based compensation under the 2006 Plan.

Amendment and Termination

The Compensation Committee, with the Board’s approval, may terminate, amend, or modify the 2006 Plan at any time, except where shareholder approval for an amendment is required by applicable law, regulation, or stock exchange rule. The 2006 Plan may not be amended to (i) permit a repricing, (ii) increase the number of shares available, (iii) permit the Administrator to grant options with an exercise price below fair market value, or (iv) permit the Administrator to extend the exercise period for an option beyond 10 years from the date of grant without shareholder approval. As a general rule, the Compensation Committee cannot terminate, amend, or modify the 2006 Plan in a way that has a material adverse effect on any participant’s outstanding award without the participant’s consent.

The 2006 Plan will terminate on June 27, 2017. In no event may an award be granted under the 2006 Plan on or after June 27, 2017. Awards outstanding on the termination date will not be affected by the termination.

Federal Income Tax Consequences

The following is a summary of the principal federal income tax consequences of the 2006 Plan. State, local, and foreign income taxes may also be applicable.

With the exception of a stock grant, a participant will not recognize taxable income at the time of grant.

Upon exercise of a non-qualified stock option, the lapse of restrictions on restricted stock, or upon the payment of SARs, stock grants, or performance shares, the participant will recognize ordinary taxable income in an amount equal to the difference between the amount paid for the award, if any, and the fair market value of the stock or amount received on the date of exercise, lapse of restriction, or payment. The Company will be entitled to a concurrent deduction equal to the ordinary income recognized by the participant.

A participant who is granted an incentive stock option will not recognize taxable income at the time of exercise. However, the excess of the stock’s fair market value over the option price could be subject to the alternative minimum tax (assuming the stock received is not subject to a risk of forfeiture and is not transferable). If stock acquired upon exercise of an incentive stock option is held for a minimum of two years from the date of grant and one year from the date of exercise, the gain or loss (in an amount equal to the difference between the sales price and the exercise price) upon disposition of the stock will be treated as a long-term capital gain or loss, and the Company will not be entitled to any deduction. If the holding period requirements are not met, the incentive stock option will not meet the requirements of the Code and the tax consequences generally described for non-qualified stock options will apply.

Congress has enacted Section 409A of the Code, which dramatically changes the tax rules for deferred compensation arrangements. Among other things, Section 409A expands the definition of deferred compensation arrangements to include, for example, below market option grants, certain SARs, and performance shares. Upon a violation of Section 409A, a participant must include in ordinary income all deferred compensation required to be aggregated, pay interest from the date of the deferral, and pay an additional 20% tax. The 2006 Plan prohibits the Compensation Committee from taking any action with respect to the operation of the 2006 Plan that would violate Section 409A. Any award agreement subject to Section 409A will include provisions necessary for compliance as determined by the Compensation Committee. The Company intends that awards granted under the 2006 Plan will comply with the requirements of Section 409A and intends to administer and interpret the 2006 Plan in such a manner.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Quepasa’s common stock beneficially owned as of March 24, 2009 by (i) those persons known by Quepasa to be owners of more than 5% of Quepasa’s common stock, (ii) each director (iii) each of the Named Executive Officers, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage (1)

Directors and Executive Officers:
Common Stock	John C. Abbott 224 Datura Street, Suite 1100 West Palm Beach, FL 33401 (2)(3)(4)	1,253,573	9.1%
Common Stock	Michael D. Matte 224 Datura Street, Suite 1100 West Palm Beach, FL 33401 (2)(5)	967,037	7.1%
Common Stock	Louis D. Bardov 5820 Bassinghall Lane Plano, TX 75093(2)(6)	244,867	1.9%
Common Stock	Alonso Ancira C/O Grupo Acerero del Norte, S.A. de C.V, Campos Eliseos No. 29, Colonia Rincon Del Bosque, Mexico (3)(7)	3,022,250	20.5%
Common Stock	Ernesto Cruz Lazaro Cardenas N 4000-27A. Col. Las Brisas, Monterrey N.L., Mexico 64780 (3)(8)	19,267	*
Common Stock	James S. Ferris 533 Ashland Ave, Suite 203 Santa Monica, CA (3)(9)	6,958	*
Common Stock	Malcolm Jozoff 5200 E. Solano Drive Paradise Valley, AZ 85253 (3)(10)	80,100	*
Common Stock	Lionel Sosa 215 Rhode Lane Floresville, TX 78114 (3)(11)	57,888	*
Common Stock	Dr. Jill Syverson-Stork 48 Parks Drive Sherborn, MA 01770 (3)(12)	27,600	*
Common Stock	Jeffrey Valdez 2129 Coldwater Canyon Beverly Hills, CA 90210 (3)(13)	111,000	*
Common Stock	All directors and executive officers as a group (10 persons)(14)	5,790,540	33.7%

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage (1)
5% Shareholders:
Common Stock	Mexicans & Americans Trading Together, Inc. 7550 IH 10 W, Suite 630 San Antonio, TX 78229 (15)	3,000,000	20.4%
Common Stock	Richard L. Scott 700 11th St., Suite 101 Naples, FL 34102 (16)	1,500,000	10.6%
Common Stock	Stephen F. Allen 2100 S. Utica, Suite 305 Tulsa, OK, 74114 (17)	1,278,000	9.3%
Common Stock	First New York Securities LLC Investment Group	See Note (18)	See Note (18)

———————

*

Less than 1%

(1)

Applicable percentages are based on 12,715,411 shares outstanding as of March 24, 2009.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after the date of this report whether upon the exercise of options or otherwise.  These shares are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(2)

An executive officer.

(3)

A director.

(4)

Includes 1,116,073 shares issuable upon the exercise of stock options within 60 days. Does not include 1,098,156 shares unexercisable within 60 days.

(5)

Includes 946,804 shares issuable upon the exercise of stock options within 60 days. Does not include 880,167 shares unexercisable within 60 days.

(6)

Includes 244,167 shares issuable upon the exercise of stock options within 60 days. Does not include 488,333 shares unexercisable within 60 days.

(7)

Mr. Ancira is the Chairman of the Board of Directors of MATT, Inc. MATT, Inc. is a wholly-owned subsidiary of AHMSA. Grupo Acerero del Norte, S.A. de C.V. (“GAN”) is the majority shareholder of AHMSA. Mr. Ancira is a shareholder of GAN. By virtue of his role as Chairman of MATT, Inc. and ownership of GAN, Mr. Ancira may be deemed to beneficially own 1,000,000 shares owned by MATT, Inc. and 2,000,000 shares issuable upon exercise of warrants held by MATT, Inc.  Includes 12,500 shares issuable upon the exercise of stock options within 60 days. Does not include preferred stock held by a not-for-profit-corporation. Mr. Ancira is Chairman of the Board of this non-for-profit corporation but has no power to vote these shares.

(8)

Includes 12,500 shares issuable upon the exercise of stock options within 60 days.

(9)

Includes 5,208 shares issuable upon the exercise of stock options within 60 days.

(10)

Shares are held in the Malcolm Jozoff Trust with Mr. Jozoff as Trustee.  Includes 12,500 shares issuable upon the exercise of stock options within 60 days.

(11)

Includes 12,500 shares issuable upon the exercise of stock options within 60 days.

(12)

Includes 12,500 shares issuable upon the exercise of stock options within 60 days.

(13)

Includes 70,000 shares issuable upon the exercise of stock options held by Mr. Valdez and Valdez Productions, Inc., which are exercisable within 60 days.  Also includes 107,500 shares issuable upon the exercise of stock options within 60 days.

(14)

Includes 2,482,252 shares issuable upon the exercise of stock options and 2,000,000 warrants exercisable within 60 days.

(15)

Consists of 1,000,000 shares of common stock and 2,000,000 warrants, exercisable at $2.75 per share. See Note 7 above.

(16)

Includes: (i) 166,446 shares of common stock held by the Richard L. Annette Scott Family Partnership, (ii) 166,667 shares of common stock held by the F. Annette Scott Revocable Trust, (iii) 166,887 shares of common stock held by the Richard L. Scott Revocable Trust, and (iv) 1,000,000 shares issuable upon exercise of warrants, exercisable at $2.75 per share held by the Richard L. Scott Revocable Trust. Richard L. Scott has sole voting power and dispositive power over all of the shares and warrants.

(17)

Includes 1,000,000 shares issuable upon exercise of warrants of which (i) 500,000 are exercisable at $4.00 per share and (ii) 500,000 are exercisable at $7.00 per share.

(18)

The name First New York Securities LLC Investment Group is derived from a Schedule 13G/A filed with the SEC on February 13, 2009. Based upon the Schedule 13G, the following reporting persons beneficially own shares of common stock:

Name and Address of Beneficial Owner	Shares	Percentage
First New York Securities LLC	528,715	4.2%
Steve Heinemann	356,812	2.8%
Douglas Lipton	68,352	*
David Nguyen	30,000	*
———————
* Less than one percent.

Each of the persons listed in the table above has the address c/o First New York Securities LLC, 90 Park Avenue, 5th Floor, New York, NY 10016.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below.

On January 29, 2007, our management adopted the Related Party Transactions Policy. The Related Party Transactions Policy applies to certain transactions between the Company and a “Related Party.” A Related Party is defined to include (i) an executive officer, director, or director nominee of the Company, (ii) a shareholder owning in excess of five percent of the Company, (iii) a person who is an immediate family member of a Company executive officer, director, or director nominee, (iv) an entity which is owned or controlled by any of the foregoing, or an entity in which any of the foregoing is an officer or has a substantial ownership interest (10% ownership is a “substantial ownership interest” for purposes of the Related Party Transactions Policy) and (v) any transactions required to be disclosed under Item 404 of Regulation S-K promulgated by the SEC.

Under the Related Party Transaction Policy, management must present to the Audit Committee any such related party transactions that it is proposing to enter into. Any such transactions must be on terms comparable to those obtainable in arm’s length dealing with unrelated third parties and must be approved by the Audit Committee. Under the Related Party Transactions Policy, the Company must include disclosure of such transactions in its applicable filings made with the SEC.

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had or will have a direct or indirect material interest, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (2008 and 2007) which are described below.

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Under the MATT Agreement: (i)  MATT Inc. lent us $5,000,000 and we issued it a $5,000,000 subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”), (ii) the exercise price of MATT Inc.’s outstanding 2,000,000 warrants were reduced to $2.75 per share, and (iii) a Support Agreement was terminated we entered in 2006.

On April 4, 2008, the staff of the Nasdaq Stock Market sent us a deficiency letter because we were not in compliance with the Nasdaq listing requirements. To ensure future compliance with the listing requirements, the Company and MATTF terminated an agreement with Mexicans & Americans Thinking Together Foundation, Inc. (“MATTF”).  In consideration for terminating the agreement, we issued MATTF 25,000 shares of Series A Preferred Stock with a liquidation preference of $2,500,000.  The effect of the transaction was to eliminate future sponsorship obligations for which the Company had recorded $7,556,052 of liabilities and to increase shareholders’ equity by the same amount.  This resulted in the Company meeting the minimum shareholders’ equity required by Nasdaq.

On January 18, 2008, Quepasa entered into a Consulting Agreement with Jeffrey Valdez and Valdez Productions, Inc. (“Valdez Productions”). On that same day, Mr. Valdez was elected to the Board of Quepasa. Pursuant to the terms of the Consulting Agreement, Valdez Productions provided Internet based marketing, branding and consulting services in exchange for $8,333 per month and options to purchase 210,000 shares of common stock at an exercise price of $2.49 per share. One-third of the options vested on October 24, 2008 and the remaining options were to vest in 24 equal monthly installments thereafter. The Consulting Agreement was effective as of October 24, 2007 and the term ended on October 24, 2008.  Mr. Valdez resigned as Chairman of the Board in February 2009. The Company agreed to allow the remaining 140,000 unvested options to vest over a 12-month period, subject to Mr. Valdez remaining as a director on each applicable vesting date.

Item 14.

Principal Accountant Fees and Services

Our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Salberg & Company, P.A., (“Salberg”) as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg and Berenfeld, Spritzer, Shechter & Sheer LLP, our prior independent registered public accounting firm, which audited our 2007 consolidated financial statements, were approved by our Audit Committee. The following table shows the fees for the fiscal years ended December 31, 2008 and 2007.

	Salberg	Berenfeld	Berenfeld
	2008	2008	2007
Audit Fees (1)	$50,000	$54,743	$141,019
Audit Related Fees (2)	$0	$9,929	$13,567
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

Audit Committee’s Pre-Approval Policy

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the principal independent registered public accounting firm. All 2008 and 2007 non-audit services listed above were pre-approved.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation (1)
3.2	Certificate of Designation (2)
3.3	Amended and Restated Bylaws (3)
4.1	2006 Stock Incentive Plan (3)
4.2	Series 1 Warrant issued to Mexicans & Americans Trading Together, Inc. dated October 17, 2006 (4)
4.3	Amendment to Series 1 Warrant issued to Mexicans & Americans Trading Together, Inc. dated January 25, 2008 (5)
4.4	Series 2 Warrant issued to Mexicans & Americans Trading Together, Inc. dated October 17, 2006 (4)
4.5	Amendment to Series 2 Warrant issued to Mexicans & Americans Trading Together, Inc. dated January 25, 2008 (5)
4.6	Series 1 Warrant issued to Richard L. Scott Investments, LLC dated March 21, 2006 (6)
4.7	Series 2 Warrant issued to Richard L. Scott Investments, LLC dated March 21, 2006 (6)
4.8	Amendment to Series 2 Warrant issued to Richard L. Scott Investments, LLC dated January 25, 2008 (5)
4.9	Series 3 Warrant issued to Richard L. Scott Investments, LLC dated March 21, 2006 (6)
4.10	Amendment to Series 3 Warrant issued to Richard L. Scott Investments, LLC dated January 25, 2008 (5)
4.11	Warrant issued to BRC Group, LLC. dated March 27, 2008 (7)
10.1	John C. Abbott Employment Agreement dated October 25, 2007 (8)
10.2	Amendment to John C. Abbott Employment Agreement dated March 27, 2008 (7)
10.3	Michael D. Matte Employment Agreement dated October 25, 2007 (8)
10.4	Amendment to Michael D. Matte Employment Agreement dated March 27, 2008 (7)
10.5	Louis Bardov Employment Agreement dated as of January 22, 2008 (2)
10.6	Jeffrey Valdez Consulting Agreement dated October 24, 2007 (9)
10.8	Loan Agreement with BRC Group, LLC. dated March 27, 2008 (7)
10.9	Right of First Refusal - BRC Group, LLC. dated March 27, 2008 (7)
10.10	Note Purchase Agreement with Mexicans & Americans Trading Together, Inc. dated January 25, 2008 (5)
10.11	Note Purchase Agreement with Richard L. Scott Investments, LLC dated January 25, 2008 (5)
10.12	Webpage Development and Hosting Agreement with BRC Group, LLC. dated March 27, 2008 (7)
10.13	Promissory Note issued to BRC Group, LLC dated March 27, 2008 (7)
10.14	Termination Agreement with Mexican & Americans Thinking Together Foundation, Inc. dated June 30, 2008. (2)
10.15	Lease Termination Agreement with Airpark Billorado, LLC dated March 10, 2008 (7)
21.1	Subsidiaries

23.1	Consent of Salberg & Company, P.A.
23.2	Consent of Berenfeld, Spritzer, Shechter & Sheer, LLP
31.1*	Certification of Principal Financial Officer (Section 302)
31.2*	Certification of Principal Financial Officer (Section 302)
32.1**	Certification of Principal Executive Officer (Section 906)
32.2**	Certification of Principal Financial Officer (Section 906)

———————

(1)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB as filed with the SEC on August 15, 2007.

(2)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on July 25, 2008.

(3)

Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 3, 2007.

(4)

Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 19, 2006.

(5)

Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 30, 2008.

(6)

Incorporated by reference to the Registrant’s Registration Statement on Form Sb-2 as filed with the SEC on January 30, 2007.

(7)

Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB as filed with the SEC on March 31, 2008.

(8)

Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 30, 2007.

(9)

 Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2008.

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

Quepasa Corporation

By:	/s/ JOHN C. ABBOTT
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL D. MATTE	Chief Financial Officer (Principal Financial Officer and Chief	March 30, 2009
Michael D. Matte	Accounting Officer)

/s/ JOHN C. ABBOTT	Chairman of the Board of Directors	March 30, 2009
John C. Abbott

Director
Alonso Ancira

/s/ ERNESTO CRUZ	Director	March 30, 2009
Ernesto Cruz

/s/ James S. Ferris	Director	March 30, 2009
James S. Ferris

/s/ MALCOLM JOZOFF	Director	March 30, 2009
Malcolm Jozoff

/s/ LIONEL SOSA	Director	March 30, 2009
Lionel Sosa

/s/ DR. JILL SYVERSON-STORK	Director	March 30, 2009
Dr. Jill Syverson-Stork

/s/ JEFFREY VALDEZ	Director	March 30, 2009
Jeffrey Valdez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Quepasa Corporation

We have audited the accompanying consolidated balance sheet of Quepasa Corporation and Subsidiary as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiary as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 23, 2009

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

/s/ Berenfeld Spritzer Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 31, 2008

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,932,629	$3,673,281
Accounts receivable, net of allowance of $6,000 and $15,000, respectively	21,775	38,306
Other current assets	397,582	146,876
Total current assets	5,351,986	3,858,463

Property and equipment, net	916,442	1,023,041
Jet rights, net	—	885,712
Note receivable, $350,000 face amount, non-interest bearing, due January 8, 2011 (less unamortized discount of $75,405 based on an imputed interest rate of 12.75%)	274,595	—
Other assets	198,682	133,692
Total assets	$6,741,705	$5,900,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$60,694	$887,598
Accrued expenses	182,047	306,130
Accrued dividends	55,750	—
Unearned grant income	29,545	65,917
Current portion of long-term debt	—	1,668,808
Total current liabilities	328,036	2,928,453

Long-term debt	—	5,526,506
Notes payable, net of unamortized discount of $2,216,529	5,074,858	—
Total liabilities	5,402,894	8,454,959

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares of Series A issued and outstanding at December 31, 2008	25	—
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,715,411 shares issued and outstanding at December 31, 2008 and 12,284,511 shares issued and outstanding at December 31, 2007	12,715	12,285
Additional paid-in capital	149,973,703	138,880,462
Accumulated deficit	(148,647,732)	(141,452,663)
Accumulated other comprehensive income	100	5,865
Total stockholders’ equity (deficit)	1,338,811	(2,554,051)
Total liabilities and stockholders’ equity (deficit)	$6,741,705	$5,900,908

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2008	2007

REVENUES	$56,006	$219,466
OPERATING COSTS AND EXPENSES:
Sales and marketing	382,193	1,160,514
Product development and content	3,831,849	4,773,965
General and administrative	7,289,881	7,829,217
Depreciation and amortization	463,588	446,635
TOTAL OPERATING COSTS AND EXPENSES	11,967,511	14,210,331
LOSS FROM OPERATIONS	(11,911,505)	(13,990,865)
OTHER INCOME (EXPENSE):
Interest income	149,248	430,205
Interest expense	(930,816)	(741)
Gain (Loss) on disposal, net	(39,134)	4,638
Gain on extinguishment of debt	5,056,052	—
Other income	536,836	198,264
TOTAL OTHER INCOME (EXPENSE)	4,772,186	632,366
LOSS BEFORE INCOME TAXES	(7,139,319)	(13,358,499)
Income taxes	—	—
NET LOSS	$(7,139,319)	$(13,358,499)
Preferred stock dividends	(55,750)	—
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(7,195,069)	$(13,358,499)

NET LOSS PER COMMON SHARE ALLOCABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.57)	$(1.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED:	12,621,621	12,233,573

NET LOSS	$(7,139,319)	$(13,358,499)
Foreign currency translation adjustment	(5,765)	4,368
COMPREHENSIVE LOSS	$(7,145,084)	$(13,354,131)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008 and 2007

					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	—	—	11,705,861	$11,706	$143,271,109	$(128,094,164)	$1,497	$15,190,148
Vesting of stock options for compensation					2,087,243			2,087,243
Issuance of common stock to directors for compensation			41,250	42	227,059			227,101
Exercise of stock options			531,000	531	891,819			892,350
Exercise of warrants			6,400	6	28,794			28,800
Commitment for Corporate Sponsorship and Management Services Agreement					(7,625,562)			(7,625,562)
Foreign currency translation adjustment							4,368	4,368
Net loss						(13,358,499)		(13,358,499)
Balance—December 31,2007	—	$—	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)
Vesting of stock options for compensation					6,101,143			6,101,143
Re-pricing of warrants					1,605,382			1,605,382
Extension of warrants					51,657			51,657
Issuance of common stock for professional services			95,000	95	359,376			359,471
Issuance of common stock to directors for compensation			35,900	35	98,508			98,543
Issuance of preferred stock	25,000	25			2,499,975			2,500,000
Exercise of stock options			300,000	300	377,200			377,500
Preferred stock dividends						(55,750)		(55,750)
Foreign currency translation adjustment							(5,765)	(5,765)
Net loss						(7,139,319)		(7,139,319)
Balance—December 31,
2008	25,000	$25	12,715,411	$12,715	$149,973,703	$(148,647,732)	$100	$1,338,811

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,139,319)	$(13,358,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463,588	446,635
Gain on extinguishment of debt	(5,056,052)	—
Write-off of accounts payable	(508,610)	—
Extension of warrants	51,657	—
Vesting of stock options for compensation	6,101,143	2,087,243
Issuance of common stock to directors for compensation	98,543	227,101
Issuance of common stock for professional services	359,471	—
Loss / (Gain) on disposal of property and equipment	39,134	(4,638)
Grant income	(36,372)	(29,063)
Bad debt expense	10,820	15,172
Non-cash interest related to notes receivable	(29,348)	—
Non-cash interest related to MATT.org agreement	379,243
Non-cash interest related to notes payable	291,387	—
Amortization of discounts on notes payable and debt issuance costs	272,246	—
Changes in operating assets and liabilities:
Accounts receivable	5,711	20,877
Other current assets and other assets	(193,417)	51,764
Accounts payable and accrued expenses	(442,378)	390,172
Net cash used in operating activities	(5,332,553)	(10,153,236)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	10,601	24,975
Purchase of property and equipment	(399,954)	(842,787)
Advance to BRC / La Alianza	(350,000)	—
Net cash used in investing activities	(739,353)	(817,812)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	377,500	921,150
Debt issuance costs associated with issuance of notes payable	(40,481)	—
Proceeds from the issuance of notes payable	7,000,000	—
Payments on long-term debt	—	(375,000)
Net cash provided by financing activities	7,337,019	546,150
Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	1,265,113	(10,424,898)
Effect of foreign currency exchange rate on cash	(5,765)	4,368
Net decrease in cash and cash equivalents	1,259,348	(10,420,530)
Cash and cash equivalents at beginning of year	3,673,281	14,093,811
Cash and cash equivalents at end of year	$4,932,629	$3,673,281

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$741
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 25, 2008, the exercise prices of outstanding warrants were reduced as part of the issuance of $7,000,000 in notes payable, resulting in a $1,605,382 increase in additional paid-in capital.  See Note 6 below.

During 2008, $55,750 of preferred stock dividends were accrued and charged to additional paid-in capital.

On June 30, 2008, 25,000 preferred shares were issued in exchange for $7,556,052 in long-term debt, resulting in a $25 increase in preferred stock and a $2,499,975 increase in additional paid-in capital and recognition of gain on extinguishment of debt of $5,056,052. See Note 5 and Note 8 below.

During 2008 the Jet Rights intangible assets was cancelled pursuant to a termination Agreement and the $878,942 was charged to the discount in debt.

During 2008 the Company loaned $350,000 to a company with no interest and recorded a discount to the note received of $104,753 and recorded the offset as an investment in the same company based on a warrant received. (See Note 4).

In 2007, the Company recorded a long-term liability in the amount of $7,195,314 payable to an Organization, in connection with the financing transaction to raise capital. See Note 5.

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Latino social network. With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of importance to users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances. Such amounts on deposit in excess of federally insured limits at December 31, 2008 approximated $4.6 million.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

Jet Rights

Jet rights are stated at the original fair value less accumulated amortization. Amortization is provided using the straight-line method over the ten year term of the rights. See Note 3.

Unearned Grant Income

Unearned grant income represents the unamortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized into other income on the accompanying statements of operations on a straight-line basis over the useful lives of the purchased assets.

Liquidity and Capital Resources

The Company had a net loss for the year 2008 of $7,139,319, net cash used in operations for the year 2008 of $5,332,553, accumulated deficit of $148,647,732 and stockholders’ equity of $1,338,811 at December 31, 2008.  However, the Company has a positive working capital of $5,023,950 at December 31, 2008 which consists primarily of cash.  Based on this positive working capital and certain recent cost-cutting measures enacted by the Company, management believes the company currently has sufficient working capital to operate through December 31, 2009 and therefore any risk of not being able to operate as a going concern is alleviated at least through December 31, 2009.  However, we will need to significantly increase revenues and/ or raise additional debt or equity capital to continue through 2010 as a going concern.   The current economic environment and volatility of the financial markets could significantly impact our ability to raise debt or equity.   If the company is unable to raise debt or equity within the next twelve months we will not be able to continue could as a going concern through 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accrued receivables, valuation of the discount on notes payable, valuation of the commitment liability, valuation of equity instruments granted for services, valuation of repricing of warrants, valuation of preferred stock issued in exchange for liabilities and recorded gain on settlement and valuation of deferred tax assets.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

During the year ended December 31, 2008, our revenue was generated from two principal sources: revenue earned from the sale of banner advertising on our website and subscription sales.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery.  Approximately 84% of our revenue came from banner advertising. Consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes advertising revenue from customers that are advertising networks, on a net basis, while advertising revenues earned directly from advertisers is recognized on a gross basis.

Subscription Sales: Subscription sales related to the Internet dating service Corazones.com. We have not focused our efforts on marketing this website.  We recognize revenue from subscription sales as services are delivered.  During 2009, we intend to merge the dating site into the social network and create a dating community with all the functionality of a dating site.  We will no longer charge a subscription fee for this service.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.

Advertising Costs

Based on the provisions of Statement of Position 93-7, (“SOP 93-7”), the Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $28,535 and $504,620, respectively.

Research and Development

The Company incurred research and development costs of $1,241,681 and $995,888 during the years ended December 31, 2008 and 2007, respectively.

Other Income

Other income on the consolidated statement of operations is primarily made up of the reversal of contingent invoices totaling $508,610 initially recorded in the third quarter of 2007 for a technical consultant. The Company and the technical consultant entered  into a mutual release of any obligation.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) for the Company consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2008	2007
Stock options	6,684,687	4,520,825
Warrants	4,432,500	4,432,500
Totals	11,117,187	8,953,325

Long-Lived Assets

In accordance with FASB No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset. No asset impairment occurred during the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2008 because of the relatively short maturity of these instruments.  The face amount of the notes payable approximate fair value based on the market rate of interest on the notes, see note 6 below.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within the Company’s website, are charged to expense as incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “ Share-Based Payment ” (“SFAS 123(R)”). The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “ Share-Based Payment ,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Significant Customers and Concentration of Credit Risk

During 2008, one customer comprised 19% of total revenues. During 2007, two customers comprised 19% and 17% of total revenues.

Two customers comprised 34% and 18% of total accounts receivable as of December 31, 2008.  Two customers comprised 43% and 28% of total accounts receivable as of December 31, 2007.

Leases

In accordance with SFAS No. 13, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

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

Note 2—Property and Equipment

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Software	$—	$489,449
Computer equipment	1,770,774	1,390,059
Vehicles	16,406	20,697
Office furniture and equipment	122,635	214,526
Other equipment	8,577	10,821
	1,918,392	2,125,552
Less accumulated depreciation	(1,001,950)	(1,102,511)
Property and equipment—net	$916,442	$1,023,041

Depreciation expense was $456,818 and $345,890 for the year ended December 31, 2008 and 2007, respectively.

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

Note 4—Note Receivable

On January 9, 2008, the Company advanced $300,000 and received a $300,000 Multiple Advance Promissory Note (the “BRC Note”) from BRC Group, LLC (“BRC”). BRC owns La Alianza de Futbol Hispano (“La Alianza”), an organization involved in the support and development of amateur Latino soccer in the United States. The Company and BRC agreed to the terms of the BRC Note with the Company, among other things, becoming the official social networking sponsor for La Alianza.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 4—Note Receivable (Continued)

On March 27, 2008, the Company entered into a Loan Agreement with BRC for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; and (ii) the Company agreed to advance BRC an additional $50,000 on April 1, 2008.

BRC executed a noninterest bearing promissory note on March 27, 2008, in favor of the Company and agreed to repay all loans made by the Company under the Loan Agreement by January 8, 2011.  In exchange for the noninterest bearing promissory note, BRC granted the Company an Equity Interests Purchase Warrant, exercisable in the event of default, and a Right of Purchase and Right of First Refusal Agreement (“Warrant Rights”).

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

As a result of the above transactions, the Company has recorded a discount to the $350,000 outstanding note receivable using a 12.75% imputed interest rate in the amount of $104,753 and assigned this value to the Warrant Rights, which is included in the Other Assets line of the balance sheet.  As of December 31, 2008, the Company has recorded $29,348 of interest income related to the amortization of the discount to the $350,000 outstanding note.

Under the terms of the agreement BRC was due a third advance in the amount of $250,000 on September 1, 2008, which the company has not made due to financial constraints on the company’s working capital.  The company received a letter from BRC’s Law firm alleging a breach under  the loan agreement.  No complaint has been filed with any court by BRC.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 5—Long-term Debt

On June 30, 2008, the Company entered into a Termination Agreement (the “Transaction”) with the Organization terminating the CSMSA.  In consideration for the Transaction, the Company issued 25,000 shares of Series A Convertible Preferred Stock with a liquidation preference of $2,500,000 (the “Preferred Stock”) to the Organization.  The estimated fair value of the preferred stock was also $2,500,000 based on various factors, including the share price of common stock into which the preferred stock may convert and based on the preferences (see Note 8). The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.

The effect of the Transaction was to eliminate the Company’s current and future obligations for the Organization’s operating costs under the CSMSA for which the Company had a remaining recorded value of $7,556,052 as of June 30, 2008.  The Company recognized a gain on the extinguishment of the long-term debt of $5,056,052, the difference between the value of the long-term liabilities and the value of preferred stock issued in exchange for the debt as of June 30, 2008. See Note 8 below.

Note 6—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share, see Note 10; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. See Note 3 above. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $21,951 at December 31, 2008 and is included in Other Assets.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share, see Note 10; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $14,080 at December 31, 20082008 and is included in Other Assets.

Notes payable consisted of the following at December 31, 2008:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	237,601	30,194	267,795
Total Discounts	(1,983,033)	(233,496)	(2,216,529)
Accrued Interest	208,133	83,254	291,387
Notes Payable, net	$3,225,100	$1,849,758	$5,074,858

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 7—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2009 and 2010. Future minimum lease payments under these leases as of December 31, 2008 are as follows:

2009	$100,465
2010	13,856
$114,321

Rent expense under these leases was $270,900 and $340,952 for they years ended December 31, 2008 and 2007, respectively.

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

On  January 29, 2009 the company received a letter from the law firm of BRC alleging a breach by the Company under the Loan agreement dated March 19, 2008, between the Company and BRC( see note 4).  BRC has demanded the Company make the $250,000 advance by February 2, 2009 and stated that failure to do so would result in BRC seeking legal remedies.  No complaint has been filed by BRC.

Note 8—Series A Preferred Stock

On June 26, 2008, the Company authorized 25,000 shares of Series A Preferred Stock. On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA, see note 5.  In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Series A Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Series A Preferred Stock has voting rights at one vote per share and may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $55,750 at December 31, 2008.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 9—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS 123(R), Share-Based Payment, for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 9—Stock-Based Compensation (Continued)

A summary of stock option activity under the 1998 Stock Option Plan during the year ended December 31, 2008 is as follows:

Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007 (1)	919,506	$2.64
Granted	—	$—
Exercised	(300,000)	$1.26
Forfeited or expired (2)	(419,506)	$3.76
Outstanding at December 31, 2008 (3)	200,000	$2.36	3.9	$17,000
Exercisable at December 31, 2008 (3)	200,000	$2.36	3.9	$17,000

____________

(1)

Includes 105,000 options held by consultants.

(2)

Includes 5,000 options held by a consultant

(3)

Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during the years ended 2008 and 2007 was $621,500 and $3,387,100, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  As of December 31, 2008, there were 270,538 shares of common stock available for grant under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 9—Stock-Based Compensation (Continued)

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended December 31, 2008 is as follows:

Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007 (1)	3,601,319	$3.57
Granted (2)	3,197,368	$2.34
Exercised	—	$—
Forfeited or expired	(314,000)	$5.22
Outstanding at December 31, 2008 (3)	6,484,687	$2.85	9.1	$—
Exercisable at December 31, 2008 (3)	2,221,228	$3.01	9.1	$—

———————

(1)

Includes 1,000 options held by a consultant.

(2)

Includes 1,649,000 performance based options, of which 1,007,040 have been expensed.

(3)

Includes 486,000 outstanding and 160,500 exercisable options to purchase common stock at a weighted average exercise price of $2.83 and $2.90 per share, respectively, being held by consultants.

The weighted-average grant date fair value of options granted during the years 2008 and 2007 was $2.34 and $3.20, respectively.  There were no options exercised under this plan during the years 2008 and 2007. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007
Risk-free interest rate:	3.10%	4.11%
Expected term:	5.6 Years	5.79 Years
Expected dividend yield:	—	—
Expected volatility:	140%	153%

The Company recognized stock-based compensation expense for the vesting of options of $6,101,143 and $2,087,243 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, there was $10,233,186 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 2.2 years.

Unrestricted Shares

During the year ended December 31, 2008, the Company granted 78,750 shares of unrestricted common stock to consultants and its non-employee directors under the 2006 Plan. The shares are fully vested. The fair value of the unrestricted shares is determined based on the closing price of the Company’s stock on the date of grant. The Company recognized stock-based compensation expense of $262,593 for the unrestricted shares issued during the year ended December 31, 2008. As of December 31, 2008 here was $29,082 in total unrecognized stock based compensation related to unrestricted share grants which is expected to be recognized over the weighed average period of 1 year.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 9—Stock-Based Compensation (Continued)

Restricted Shares

On January 18, 2008, the Board of Directors granted 25,400 shares of restricted common stock to the Company’s non-employee directors for compensation during 2008 under the 2006 Plan. The restricted shares vest monthly, on the last day of the month, through December 31, 2008. On July 22, 2008, the Board of Directors granted an additional 1,750 shares of restricted common stock to a new non-employee director under the 2006 Plan. These shares will vest monthly, on the last day of the month, through December 31, 2008.  On July 25, 2008, an additional 20,000 shares of restricted common stock were granted to a consultant, of which 10,000 vest on January 1, 2009 and the remaining 10,000 vest monthly through December 31, 2009. On October 1, 2008, an additional 25,000 shares of restricted stock were granted to a consultant, vesting monthly through December 31, 2008. Restricted shares activity during the year ended December 31, 2008 was as follows:

	Shares	Weighted Average Share Price
Unvested at January 1, 2008	—	$—
Granted	72,150	$2.59
Vested during period	(52,150)	$1.69
Cancelled during period	—	$—
Unvested at December 31, 2008	20,000	$2.48

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized stock-based compensation expense of $126,840 for the restricted shares that vested during the year ended December 31, 2008. As of December 31, 2008, there was $60,229 in total unrecognized stock -based compensation expense related to non-vested restricted share grants, which is expected to be recognized over a weighted average period of 1 year.

Note 10—Warrants

In December 2004, the Company issued warrants to purchase 342,240 shares of common stock at an exercise price of $4.50 per share to investors in connection with a financing transaction. Warrants to purchase 335,840 shares of common stock were exercised in 2006. Warrants to purchase 6,400 shares of common stock were exercised in January 2007.

In December 2005, the Company issued warrants to purchase 235,000 shares of common stock at an exercise price of $4.00 per share to investors in exchange for the exercise of warrants to purchase 235,000 shares of common stock which were previously issued to the investors in September 2004. Warrants to purchase 12,500 shares of common stock were exercised in 2006. In October 2008, the Company extended the expiration date of the remaining warrants to purchase 222,500 shares of common stock one year at an increased exercise price of $4.50 per share.  Warrants to purchase 222,500 shares of common stock remain outstanding at December 31, 2008 and expire in 2009. The fair value of the warrant extension of $49,435 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 10—Warrants (Continued)

In January 2006, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor in exchange for the exercise of warrants to purchase 10,000 shares of common stock which were previously issued to the investor in September 2004. In October 2008, the Company extended the expiration date of the warrants to purchase 10,000 shares of common stock one year at an increased exercise price of $4.50 per share. These warrants are still outstanding at December 31, 2008 and expire in 2009. The fair value of the warrant extension of $2,222 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants are still outstanding on December 31, 2008 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at December 31, 2008 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

The remaining 500,000 of the Series 2 and Series 3 warrants priced at $4.00 and $7.00, respectively, were still outstanding at December 31, 2008 and expire in March 2016. The fair value of these warrants of $3,693,990 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

	Warrant #1	Warrants #2 and #3
Risk-free interest rate:	4.69%	4.68%
Expected term:	0.25 years	5 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	53.98%	163.73%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of December 31, 2008.The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described in SFAS 157, “Fair Value Measurements,” with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the year ended December 31, 2008 is as follows:

Outstanding at December 31, 2007	4,432,500
Issued	—
Exercised	—
Expired	—
Outstanding at December 31, 2008	4,432,500

Note 11—Income Taxes

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

At December 31, 2008, the Company had net operating losses of approximately $101,501,000 related to U.S. federal and state jurisdictions. Utilization of the net operating losses, which expires at various times starting in 2012 through 2027, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008 and 2007

Note 11—Income Taxes (Continued)

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2008	2007
U.S. federal income tax at statutory rate	$(2,427,000)	$(4,542,000)
Extinguishment of debt	(1,719,000)	—
Nondeductible expenses	3,000	45,000
Exercise and forfeitures of stock based compensation	660,000	(1,059,000)
Change in valuation allowance	4,061,000	6,304,000
State tax benefit, net of federal provision (benefit)	(604,000)	(753,000)
Foreign subsidiary loss	25,000	3,000
Other	1,000	2,000
Income Tax Expense	$—	$—

Significant components of the Company's deferred tax assets (liabilities) are approximately as follows:

	December 31, 2008	December 31, 2007
Net operating loss	$39,179,000	$36,193,000
Property and equipment	(50,000)	5,000
Stock options and warrants	3,000,000	1,690,000
Accrued professional fees	—	196,000
Other	36,000	20,000
Total deferred tax assets	42,165,000	38,104,000
Valuation allowance	(42,165,000)	(38,104,000)
Net deferred tax assets	$—	$—

Note 12—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; see Note 3 - Jet Rights, Note 5 - Long-term debt, Note 6 - Notes Payable, Note 8 – Preferred Stock, and Note 10 – Warrants. MATT Inc. is also the Company’s largest shareholder.  These relationships do not qualify as related parties for accounting purposes under SFAS 57.

During 2008, the Company had a Consulting agreement with its Chairman of the Board.  Under the terms of the Consulting agreement, this director was paid $100,000 and received 210,000 stock options with associated compensation expense of $490,952.

Note 13—Subsequent Events

In October 2008, a Consulting Agreement with the Company’s then Chairman of the Board (and now a director) terminated. The Company agreed to permit the 140,000 unvested options to vest monthly over a 12-month period, subject to the director remaining a director as of each applicable vesting date.