Form 10-Q
period 2009-03-31
QUEPASA CORP
filed 2009-05-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 001-33105
———————

Quepasa Corporation

(Exact name of registrant as specified in its charter)

———————

Nevada	86-0879433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

224 Datura Street, Ste. 1100, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 491-4181

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at May 12, 2009
Common Stock, $0.001 par value per share		12,715,411 shares

QUEPASA CORPORATION AND SUBSIDIARY

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited)
and December 31, 2008

1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Three Months Ended March 31, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for
the Three Months Ended March 31, 2009 (Unaudited)

3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009
and 2008 (Unaudited)

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.     Controls and Procedures

22

Item 4T.   Controls and Procedures

22

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

24

Item 1A.   Risk Factors

24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.     Defaults upon Senior Securities

24

Item 4.     Submissions of Matters to a Vote of Security Holders

24

Item 5.     Other Information

24

Item 6.     Exhibits

24

SIGNATURES

25

INDEX TO EXHIBITS

i

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,858,256	$4,932,629
Accounts receivable, net of allowance of $16,000 and $6,000, respectively	53,782	21,775
Other current assets	282,762	397,582
Total current assets	4,194,800	5,351,986

Property and equipment, net	780,868	916,442
Note receivable, $350,000 face amount, non-interest bearing, due January 8, 2011 (less unamortized discount of $67,158 and $75,405, respectively based on an imputed interest rate of 12.75%)	282,842	274,595
Other assets	188,603	198,682
Total assets	$5,447,113	$6,741,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$67,345	$60,694
Accrued expenses	97,806	182,047
Accrued dividends	83,625	55,750
Unearned grant income	22,782	29,545
Total current liabilities	271,558	328,036

Notes payable, net of unamortized discount of $2,145,850 and $2,432,493, respectively	5,223,587	5,074,858
Total liabilities	5,495,145	5,402,894

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares issued and outstanding at March 31, 2009	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,715,411 shares issued and outstanding at March 31, 2009 and 12,715,411 shares issued and outstanding at December 31, 2008	12,715	12,715
Additional paid-in capital	151,169,791	149,973,703
Accumulated deficit	(151,229,407)	(148,647,732)
Accumulated other comprehensive income	(1,156)	100
Total stockholders’ equity (deficit)	(48,032)	1,338,811
Total liabilities and stockholders’ equity (deficit)	$5,447,113	$6,741,705

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

REVENUES	$69,159	$6,863
OPERATING COSTS AND EXPENSES:
Sales and marketing	119,239	81,416
Product development and content	758,723	874,779
General and administrative	1,480,526	2,011,628
Depreciation and amortization	131,240	108,415
TOTAL OPERATING COSTS AND EXPENSES	2,489,728	3,076,238
LOSS FROM OPERATIONS	(2,420,569)	(3,069,375)
OTHER INCOME (EXPENSE):
Interest income	11,234	50,579
Interest expense	(149,904)	(289,082)
Other income	5,439	7,395
TOTAL OTHER INCOME (EXPENSE)	(133,231)	(231,108)
LOSS BEFORE INCOME TAXES	(2,553,800)	(3,300,483)
Income taxes	—	—
NET LOSS	$(2,553,800)	$(3,300,483)
Preferred stock dividends	(27,875)	—
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,581,675)	$(3,300,483)

NET LOSS PER COMMON SHARE ALLOCABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.20)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED:	12,715,411	12,477,636

NET LOSS	$(2,553,800)	$(3,300,483)
Foreign currency translation adjustment	(1,256)	1,673
COMPREHENSIVE LOSS	$(2,555,056)	$(3,298,810)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31,2008	25,000	$25	12,715,411	$12,715	$49,973,703	$(148,647,732)	$100	$1,338,811
Vesting of stock options for compensation					1,216,559			1,216,559
Issuance (cancellation) of common stock for professional services					(20,471)			(20,471)
Preferred stock dividends						(27,875)		(27,875)
Foreign currency translation adjustment							(1,256)	(1,256)
Net loss						(2,553,800)		(2,553,800)

Balance—March 31,2009	25,000	$25	12,715,411	$12,715	$151,169,791	$(151,229,407)	$(1,156)	$(48,032)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,553,800)	$(3,300,483)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,240	108,415
Vesting of stock options for compensation	1,216,559	1,130,285
Issuance of common stock to directors for compensation	—	31,675
Issuance/ (cancellation) of common stock and stock options for professional services	(20,471)	218,800
Loss / (Gain) on disposal of property and equipment	4,334	—
Grant income	(6,763)	(6,015)
Bad debt expense	10,649	5,968
Non-cash interest related to notes receivable	(8,247)	—
Non-cash interest related to MATT.org agreement	—	191,253
Non-cash interest related to notes payable	78,050	57,237
Amortization of discounts on notes payable and debt issuance costs	71,854	52,692
Changes in operating assets and liabilities:
Accounts receivable	(42,656)	21,272
Other current assets and other assets	123,723	41,330
Accounts payable and accrued expenses	(77,589)	(166,782)
Net cash used in operating activities	(1,073,117)	(1,614,353)
Cash flows from investing activities:
Purchase of property and equipment	—	(23,583)
Advance to BRC / La Alianza	—	(300,000)
Net cash used in investing activities	—	(323,583)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	377,500
Debt issuance costs associated with issuance of notes payable	—	(40,481)
Proceeds from the issuance of notes payable	—	7,000,000
Net cash provided by financing activities	—	7,337,019
Effect of foreign currency exchange rate on cash	(1,256)	1,673
Net decrease in cash and cash equivalents	(1,074,373)	5,400,756
Cash and cash equivalents at beginning of period	4,932,629	3,673,281
Cash and cash equivalents at end of period	$3,858,256	$9,074,037

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 25, 2008, the exercise prices of outstanding warrants were reduced as part of the issuance of $7,000,000 in notes payable, resulting in a $1,605,382 increase in additional paid-in capital. See Note 6 below.

During 2009, $27,875 of preferred stock dividends were accrued and charged to additional paid-in capital.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Latino social network. With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report filed with the SEC on Form 10-K on March 31, 2009.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

The Company had a net loss for the three months ended March 31, 2009 of $2,553,800, net cash used in operations for the three months ended March 31, 2009 of $1,073,117, accumulated deficit of $151,229,407 and stockholders’ deficit of $48,032 at March 31, 2009. However, the Company has a positive working capital of $3,923,242 at March 31, 2009 which consists primarily of cash. Based on this positive working capital and certain recent cost-cutting measures enacted by the Company, management believes the company currently has sufficient working capital to operate through December 31, 2009 and therefore any risk of not being able to operate as a going concern is alleviated at least through December 31, 2009. However, we will need to significantly increase revenues and/ or raise additional debt or equity capital to continue through 2010 as a going concern.  The current economic environment and volatility of the financial markets could significantly impact our ability to raise debt or equity.  If the Company is unable to raise debt or equity within the next nine months we will not be able to continue could as a going concern through 2010.

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,
	2009	2008
Stock options	6,723,020	4,834,819
Warrants	4,432,500	4,432,500
Totals	11,155,520	9,267,319

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted EITF 07-5 and as a result evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as Other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2—Property and Equipment

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008

Computer equipment	$1,763,378	$1,770,774
Vehicles	15,660	16,406
Office furniture and equipment	120,269	122,635
Other equipment	8,188	8,577
	1,907,495	1,918,392
Less accumulated depreciation	(1,126,627)	(1,001,950)
Property and equipment—net	$780,868	$916,442

Depreciation expense was $131,240 and $101,645 for the three months ended March 31, 2009 and 2008, respectively.

Note 3—Note Receivable

On March 27, 2008, the Company entered into a Loan Agreement with BRC for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced on January 9, 2008 by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; and (ii) the Company agreed to advance BRC an additional $50,000 on April 1, 2008.

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

As a result of the above transactions, the Company has recorded a discount to the $350,000 outstanding note receivable using a 12.75% imputed interest rate in the amount of $104,753 and assigned this value to the Warrant Rights, which is included in Other Assets line of the balance sheet. As of March 31, 2009, the Company has recorded a cumulative $37,595 of interest income, $8,247 in 2009, related to the amortization of the discount to the $350,000 outstanding note.

Under the terms of the agreement BRC was due a third advance in the amount of $250,000 on September 1, 2008, which the company has not made due to financial constraints on the company’s working capital. The Company received a letter from BRC’s law firm alleging a breach under the Loan Agreement. No complaint has been filed with any court by BRC to the Company’s knowledge.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On June 30, 2008, the Company entered into a Termination Agreement (the “Transaction”) with the Organization terminating the CSMSA. In consideration for the Transaction, the Company issued 25,000 shares of Series A Convertible Preferred Stock with a liquidation preference of $2,500,000 (the “Preferred Stock”) to the Organization. The estimated fair value of the preferred stock was also $2,500,000 based on various factors, including the share price of common stock into which the preferred stock may convert and based on the preferences (see Note 7). The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.

The effect of the Transaction was to eliminate the Company’s current and future obligations for the Organization’s operating costs under the CSMSA for which the Company had recorded a reasonable estimate of $7,556,052 as of June 30, 2008. The Company recognized a gain on the extinguishment of the long-term debt of $5,056,052, the difference between the value of the long-term liabilities and the value of preferred stock issued in exchange for the debt as of June 30, 2008. See Note 7 below.

Note 5—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $21,256 at March 31, 2009.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $13,600 at March 31, 2009.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5—Notes Payable (continued)

Notes payable consist of the following at March 31, 2009:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	300,311	38,163	338,474
Total Discounts	(1,920,323)	(225,527)	(2,145,850)
Accrued Interest	263,883	105,554	369,437
Notes Payable, net	$3,343,560	$1,880,027	$5,223,587

Note 6—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2009 and 2010. Future minimum lease payments under these leases as of March 31, 2009 are as follows:

Remainder of 2009	$71,992
2010	13,856
$85,848

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

On January 29, 2009 the company received a letter from the law firm of BRC alleging a breach by the Company under the Loan Agreement dated March 19, 2008, between the Company and BRC (see note 3). BRC has demanded the Company make the $250,000 advance by February 2, 2009 and stated that failure to do so would result in BRC seeking legal remedies. No complaint has been filed by BRC to the Company’s knowledge.

Note 7—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA, see note 4. In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative. Dividends are payable in a lump sum at liquidation or conversion. Accrued dividends were $83,625 at March 31, 2009.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended March 31, 2009 and 2008 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation (continued)

Stock Option Plans (continued)

1998 Stock Option Plan (continued)

A summary of stock option activity under the 1998 Stock Option Plan during the three months ended March 31, 2009 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (1)	200,000	$2.36
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at March 31, 2009 (1)	200,000	$2.36	3.6	$—
Exercisable at March 31, 2009 (1)	200,000	$2.36	3.6	$—

———————

(1)

Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006. The total intrinsic value of options exercised during the first quarter of 2009 and 2008 was $0 and $621,500, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. As of March 31, 2009, there were 225,755 shares of common stock available for grant under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation (continued)

Stock Option Plans (continued)

2006 Stock Incentive Plan (continued)

A summary of stock option activity under the 2006 Stock Incentive Plan during the three months ended March 31, 2009 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (1) (2)	6,484,687	$2.85
Granted	150,000	$1.67
Exercised	—	$—
Forfeited or expired	(111,667)	$2.34
Outstanding at March 31, 2009 (1)	6,523,020	$2.83	8.9	$—
Exercisable at March 31, 2009 (1)	2,837,971	$3.01	8.8	$—

———————

(1)

Includes 486,000 outstanding options to purchase common stock at a weighted average exercise price of $2.83 per share being held by consultants.

(2)

Includes 1,649,000 performance based options, of which 1,007,040 have been expensed.

(3)

Includes 190,167 exercisable options to purchase common stock at a weighted average exercise price of $2.86 per share being held by consultants

The weighted-average grant date fair value of options granted during the first quarter of 2009 and 2008 was $1.67 and $2.49, respectively. There were no options exercised under this plan during the first quarter of 2009 and 2008. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Risk-free interest rate:	1.70%	2.80%
Expected term:	6 Years	6 Years
Expected dividend yield:	—	—
Expected volatility:	142%	151%

The Company recognized stock-based compensation expense for the vesting of options of $1,216,559 and $1,130,285 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $7,472,743 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.6 years.

Unrestricted Shares

During the three months ended March 31, 2009, the Company granted no unrestricted common stock. The Company recognized stock-based compensation expense of $29,082 for the unrestricted shares being amortized for a prepaid issuance to a consultant in 2008 during the three months ended March 31, 2009. As of March 31, 2009 there was no unrecognized stock based compensation related to unrestricted shares.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation (continued)

Restricted Shares

Restricted shares activity during the three months ended March 31, 2009 was as follows:

	Shares	Weighted- Average Share Price
Unvested at January 1, 2009	20,000	$2.48
Granted	—	$—
Vested during period	—	$—
Cancelled during period	(20,000)	$2.48
Unvested at March 31, 2009	—	$—

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized a reversal of $20,471 in stock-based compensation expense for restricted shares that were cancelled during the three months ended March 31, 2009. As of March 31, 2009, there was no unrecognized stock -based compensation expense related to non-vested restricted share grants.

Note 9—Warrants

In December 2005, the Company issued warrants to purchase 235,000 shares of common stock at an exercise price of $4.00 per share to investors in exchange for the exercise of warrants to purchase 235,000 shares of common stock which were previously issued to the investors in September 2004. Warrants to purchase 12,500 shares of common stock were exercised in 2006. In October 2008, the Company extended the expiration date of the remaining warrants to purchase 222,500 shares of common stock one year at an increased exercise price of $4.50 per share. Warrants to purchase 222,500 shares of common stock remain outstanding at March 31, 2009 and expire in November 2009. The fair value of the warrant extension of $49,435 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

In January 2006, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor in exchange for the exercise of warrants to purchase 10,000 shares of common stock which were previously issued to the investor in September 2004. In October 2008, the Company extended the expiration date of the warrants to purchase 10,000 shares of common stock one year at an increased exercise price of $4.50 per share. These warrants are still outstanding at March 31, 2009 and expire in November 2009. The fair value of the warrant extension of $2,222 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9—Warrants (continued)

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants are still outstanding on March 31, 2009 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at March 31, 2009 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9—Warrants (continued)

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of March 31, 2009. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described in SFAS 157, “Fair Value Measurements,” with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the three months ended March 31, 2009 is as follows:

Outstanding at December 31, 2008	4,432,500
Issued	—
Exercised	—
Expired	—
Outstanding at March 31, 2009	4,432,500

Note 10—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; Note 4 - Long-term debt, Note 6 - Notes Payable, Note 7 – Preferred Stock, and Note 9 – Warrant Re-pricing. MATT Inc. is also the Company’s largest shareholder. These relationships do not qualify as related parties for accounting purposes under SFAS 57.

Note 11—Subsequent Events

On April 28, 2009, the Board of Directors approved a compensation package for the non-employee directors consisting of 12,500 options to purchase the Company’s common stock and 3,500 shares of restricted stock to each director, with an additional 1,600 shares of restricted stock awarded to each Chairperson of a board committee. All options and shares of restricted stock vest on the last day of each calendar quarter retroactive to March 31, 2009, subject to continued service.

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

Highlights for the first quarter of 2009 included:

•

Our website traffic continued to show growth as the quarter evolved. In part, this was due to our improved ability to deliver emails inviting persons to become members of Quepasa.

•

Although still not material, revenue increased particularly late in the quarter.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS 123(R), Share-Based Payment, for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected ption term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Results of Operations

Revenue Sources

During the three months ended March 31, 2009, our revenue was generated from one principal source, revenue earned from the sale of banner advertising on our website.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery. Approximately 98% of our revenue came from banner advertising.

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

•

Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Corporate Sponsorship Agreement and Note Purchase Agreements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended March 31, 2009 with the three months ended March 31, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended March 31,
	2009	2008	Change ($)	Change (%)

REVENUES	$69,159	$6,863	$62,296	908%

OPERATING EXPENSES
Sales and marketing	119,239	81,416	37,823	46%
Product development and content	758,723	874,779	(116,056)	(13%)
General and administrative	1,480,526	2,011,628	(531,102)	(26%)
Depreciation and amortization	131,240	108,415	22,825	21%
Operating Expenses	2,489,728	3,076,238	(586,510)	(19%)

LOSS FROM OPERATIONS	(2,420,569)	(3,069,375)	648,806	(21%)

OTHER INCOME (EXPENSE):
Interest income	11,234	50,579	(39,345)	(78%)
Interest expense	(149,904)	(289,082)	139,178	(100%)
Other income	5,439	7,395	(1,956)	(26%)
TOTAL OTHER INCOME (EXPENSE)	(133,231)	(231,108)	97,877	(42%)

NET LOSS	$(2,553,800)	$(3,300,483)	$746,683	(23%)

Revenues

Our revenues were $69,159 for the three months ended March 31, 2009, an increase of $62,296 compared to 2008. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 357,741 unique visitors in the first quarter of 2008 and 4,840,928 in 2009, a 1353% increase. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

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

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $37,823, or 46%, to $119,239 for the three months ended March 31, 2009. The increase is primarily attributed to an increase in stock based compensation of $39,000.

Product Development and Content: Product development and content expenses decreased $116,056, or 13%, to $758,723 for the three months ended March 31, 2009. This decrease is attributable to a focused effort to reduce costs. During the three months ended March 31, 2009, we had decreases in consulting fees of $50,000, a decrease in stock based compensation of $102,000, a decrease in salaries and associated payroll costs of $246,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services. These decreases were partially offset by an increase of $81,000 in content for the site.

General and Administrative: General and administrative expenses decreased $531,102, or 26%, to $1,480,526, for the three months ended March 31, 2009. The significant changes consisted of:

•

a decrease in professional fees of $155,000, primarily made up of decreases in legal fees of $62,000 and accounting fees of $90,000, attributable to a focused effort to reduce costs;

•

a decrease in travel related expenses of $71,000;

•

a decrease in rent expenses of $204,000, due to the closing of our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $102,000, due to a reduction in headcount and a reduction of some salaries in exchange for stock based compensation; and

•

a decrease in stock based compensation of $24,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $86,652 to $1,310,169 for the three months ended March 31, 2009. This decrease is attributable to a reduction in headcount. Stock based compensation expense represented 53% and 45% of operating expenses for the quarters ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had $7,472,743 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next six quarters.

	For the Three Months Ended March 31,
	2009	2008
Sales and marketing	39,598	793
Product and content development	224,435	326,065
General and administrative	1,046,136	1,069,963
Total Stock Based Compensation	1,310,169	1,396,821

Depreciation and Amortization: Depreciation and amortization expense increased $22,825, or 21%, to $131,240 for the three months ended March 31, 2009. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Other Income (Expense): Other expense decreased $97,877 to $133,231 for the three months ended March 31, 2009. The decrease is primarily attributable to a reduction of $139,000 in interest expense as a result of the termination of the CSMSA discussed in Note 4 of the consolidated financial statements. This decrease is partially offset by a reduction of $39,000 in interest income due to lower interest rates and lower cash balances.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(1,073,117)	$(1,614,353)
Net cash used in investing activities	$—	$(323,583)
Net cash provided by financing activities	$—	$7,337,019

Cash used in operating activities for the three months ended March 31, 2009 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $1,073,117 for the three months ended March 31, 2009 compared to $1,614,353 for 2008. For the three months ended March 31, 2009, net cash used by operations consisted primarily of a net loss of $2,553,800, offset by non-cash expenses of $131,240 in depreciation and amortization, $69,803 in non-cash interest, $71,854 in amortization of discounts on notes payable and debt issuance costs, and $1,216,559 related to the vesting of stock options. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in other current assets and other assets of $123,723, offset by a increase in accounts receivable of $42,656 and a decrease in accounts payable and accrued expenses of $77,589. Net cash used by operations for the three months ended March 31, 2008 consisted of a net loss of $3,300,483 offset by non-cash expenses of $108,415 in depreciation and amortization and $1,380,760 related to the issuance of stock and vesting of stock options for compensation. Changes in working capital for the three months ended March 31, 2008 included a decrease of $166,782 in accounts payable and accrued expenses offset by decreases in other current assets and other assets of $41,330and accounts receivable of $21,272.

There was no net cash used in investing activities for the three months ended March 31, 2009. Net cash used in the three months ended March 31, 2008 was primarily attributable to Investment in BRC/La Alianza of $300,000, see note 3 of the condensed consolidated financial statements. Our capital expenditures were $23,583 for the three months ended March 31, 2008.

There was no net cash used in financing activities for the three months ended March 31, 2009. Net cash provided by financing activities for the three months ended March 31, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 5 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the three months ended March 31, 2008.

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$3,858,256	$4,932,629
Total assets	$5,447,113	$6,741,705
Percentage of total assets	71%	73%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception. At March 31, 2009, we had $3,858,256 in cash and cash equivalents compared to $4,932,629 at December 31, 2008, resulting in a net decrease in cash and cash equivalents of $1,074,373 for 2009.

The decrease in cash for the first quarter of 2009 was primarily attributed to cash used in operating activities of $1,073,117 for the period.

During the first quarter of 2009, we obtained no proceeds from the exercise of common stock options and warrants compared to $377,500 from the exercise of stock options and warrants during the first quarter of 2008.

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

	For the Three Months Ended March 31,
	2008	2007

LOSS FROM OPERATIONS	(2,420,569)	(3,069,375)
NET MONTHLY LOSS FROM OPERATIONS	(201,714)	(255,781)
NON CASH OPERATING EXPENSES
Stock based compensation expense	1,310,169	1,396,821
Depreciation and amortization	131,240	108,415
TOTAL NON CASH OPERATING EXPENSES	1,441,409	1,505,236

NET CASH BURN	(979,160)	(1,564,139)
NET MONTHLY CASH BURN RATE	(326,387)	(326,387)

In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters. Based on the reductions initiated by the new management team, the net cash burn rate for the three months ended March 31, 2009 dropped to $326,387 per month. We expect a net cash burn rate of approximately $310,000 per month for the remainder of 2009, excluding any promotional activities.

Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations through the remainder of 2009. We expect that by the end of the second quarter we will accelerate our efforts to raise additional capital. We have delayed our capital raising efforts pending the operating results of our business through the second quarter. Because of the current global recession and the impact on the global credit markets, as well as the weak market for small cap stocks, any financing, if it occurs, will involve substantial dilution to existing shareholders. We have not budgeted significant capital expenditures for 2009. The capital expenditures for 2008 were primarily to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Forward-Looking Statements

The statements in this Report relating to our expectations regarding future revenues, our belief that there is a direct correlation between website traffic and our ability to generate revenue and our expectations regarding the Company’s net cash burn rate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include changes in the public’s approach to social network needs, global economic conditions and the continued slump in the capital and credit markets. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors contained in Quepasa’s Form 10-K for the year ended December 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

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

Item 1A.

Risk Factors

Not applicable to smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Directors	April 28, 2009	100,000 10-year stock options at $0.83 per share (1)	Service on the Board of Directors
Directors	April 28, 2009	27,700 restricted shares of common stock	Service on the Board of Directors

———————

(1)

While the SEC only requires disclosure when options become exercisable, the Company has elected to disclose the issuance as a matter of convenience.

Item 3.

Defaults upon Senior Securities

None.

Item 4.

Submissions of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None

Item 6.

Exhibits

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEPASA CORPORATION

May 14, 2009	By:	/s/ JOHN ABBOTT
John Abbott
Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ MICHAEL MATTE
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Incorporated By Reference
3.1	Certificates of Restated Articles of Incorporation	Form 10-QSB as filed with the SEC on August 15, 2007
3.2	Certificate of Designation	Form 10-Q as filed with the SEC on July 25, 2008
3.3	Amended and Restated Bylaws	Form 8-K as filed with the SEC on July 3, 2007
4.1	BRC Group, LLC Equity Interests Purchase Warrant dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008
10.1	BRC Group, LLC Loan Agreement dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008
10.2	BRC Group, LLC Promissory Note dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008
10.3	BRC Group, LLC Right of First Refusal dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008
10.4	BRC Group, LLC Webpage Development and Hosting Agreement dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.