Form 10-Q
period 2009-06-30
QUEPASA CORP
filed 2009-08-14
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 001-33105

———————

Quepasa Corporation

(Exact name of registrant as specified in its charter)

———————

Nevada	86-0879433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

224 Datura Street, Ste. 1100 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at August 12, 2009
Common Stock, $0.001 par value per share		12,719,836 shares

QUEPASA CORPORATION AND SUBSIDIARY

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008

1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the Six Months ended June 30, 2009 (Unaudited)

3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008 (Unaudited)

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

24

Item 4.         Controls and Procedures

24

Item 4T.       Controls and Procedures

25

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

26

Item 1A.       Risk Factors

26

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.         Defaults Upon Senior Securities

26

Item 4.         Submissions of Matters to a Vote of Security Holders

26

Item 5.         Other Information

26

Item 6.         Exhibits

26

SIGNATURES

27

EXHIBIT INDEX

28

i

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,950,369	$4,932,629
Accounts receivable, net of allowance of $20,000 and $6,000, respectively	59,899	21,775
Other current assets	119,325	397,582
Total current assets	3,129,593	5,351,986

Property and equipment, net	670,032	916,442
Note receivable, $350,000 face amount, non-interest bearing, due January 8, 2011 (less unamortized discount of $58,568 and $75,405, respectively based on an imputed interest rate of 12.75%)	291,432	274,595
Other assets	180,096	198,682
Total assets	$4,271,153	$6,741,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$49,686	$60,694
Accrued expenses	109,376	182,047
Accrued dividends	111,500	55,750
Unearned grant income	18,945	29,545
Total current liabilities	289,507	328,036

Notes payable, net of unamortized discount of $2,074,384 and $2,432,493, respectively	5,373,102	5,074,858
Total liabilities	5,662,609	5,402,894

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares issued and outstanding at June 30, 2009	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,729,261 shares issued and outstanding at June 30, 2009 and 12,715,411 shares issued and outstanding at December 31, 2008	12,729	12,715
Additional paid-in capital	152,352,965	149,973,703
Accumulated deficit	(153,750,685)	(148,647,732)
Accumulated other comprehensive income	(6,490)	100
Total stockholders’ equity (deficit)	(1,391,456)	1,338,811
Total liabilities and stockholders’ equity (deficit)	$4,271,153	$6,741,705

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$76,032	$24,774	$145,191	$31,637
OPERATING COSTS AND EXPENSES:
Sales and marketing	124,098	60,259	243,337	141,675
Product development and content	697,743	894,667	1,456,466	1,769,446
General and administrative	1,485,178	1,478,164	2,965,704	3,489,792
Depreciation and amortization	132,263	113,008	263,503	221,423
TOTAL OPERATING COSTS AND EXPENSES	2,439,282	2,546,098	4,929,010	5,622,336
LOSS FROM OPERATIONS	(2,363,250)	(2,521,324)	(4,783,819)	(5,590,699)
OTHER INCOME (EXPENSE):
Interest income	14,689	46,925	25,923	97,504
Interest expense	(150,702)	(338,731)	(300,606)	(627,813)
Gain (Loss) on disposal, net	—	(42,977)	—	(42,977)
Gain on extinguishment of debt	—	5,056,052	—	5,056,052
Other income	5,860	12,084	11,299	19,479
TOTAL OTHER INCOME (EXPENSE)	(130,153)	4,733,353	(263,384)	4,502,245
LOSS BEFORE INCOME TAXES	(2,493,403)	2,212,029	(5,047,203)	(1,088,454)
Income taxes	—	—	—	—
NET LOSS	$(2,493,403)	$2,212,029	$(5,047,203)	$(1,088,454)
Preferred stock dividends	(27,875)	—	(55,750)	—
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,521,278)	$2,212,029	$(5,102,953)	$(1,088,454)

NET LOSS PER COMMON SHARE ALLOCABLE TO COMMON SHAREHOLDERS:
BASIC	$(0.20)	$0.17	$(0.40)	$(0.09)
DILUTED	$(0.20)	$0.17	$(0.40)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC	12,722,336	12,647,733	12,718,912	12,563,155
DILUTED	12,722,336	12,712,193	12,718,912	12,563,155

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31,2008	25,000	$25	12,715,411	$12,715	$149,973,703	$(148,647,732)	$100	$1,338,811
Vesting of stock options for compensation	—	—	—	—	2,388,250	—	—	2,388,250
Issuance (cancellation) of common stock for professional services	—	—	—	—	(20,471)	—	—	(20,471)
Issuance of common stock to directors for compensation	—	—	13,850	14	11,483	—	—	11,497
Preferred stock dividends	—	—	—	—	—	(55,750)	—	(55,750)
Foreign currency
translation adjustment	—	—	—	—	—	—	(6,590)	(6,590)
Net loss	—	—	—	—	—	(5,047,203)	—	(5,047,203)
Balance—June 30,2009	25,000	$25	12,729,261	$12,729	$152,352,965	$(153,750,685)	$(6,490)	$(1,391,456)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,047,203)	$(1,088,454)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,503	221,423
Gain on extinguishment of debt	—	(5,056,052)
Vesting of stock options for compensation	2,388,250	2,279,662
Issuance of common stock to directors for compensation	11,497	45,557
Issuance/ (cancellation) of common stock and stock options for professional services	(20,471)	218,800
Loss / (Gain) on disposal of property and equipment	—	42,977
Grant income	(10,600)	(11,258)
Bad debt expense	18,081	13,819
Non-cash interest related to notes receivable	(16,837)	(13,229)
Non-cash interest related to MATT.org agreement	—	379,243
Non-cash interest related to notes payable	156,100	135,287
Amortization of discounts on notes payable and debt issuance costs	144,506	125,344
Changes in operating assets and liabilities:
Accounts receivable	(56,205)	2,574
Other current assets and other assets	294,481	75,325
Accounts payable and accrued expenses	(83,679)	(176,101)
Net cash used in operating activities	(1,958,577)	(2,805,083)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	10,601
Purchase of property and equipment	(17,093)	(57,368)
Advance to BRC / La Alianza	—	(350,000)
Net cash used in investing activities	(17,093)	(396,767)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	377,500
Debt issuance costs associated with issuance of notes payable	—	(40,481)
Proceeds from the issuance of notes payable	—	7,000,000
Net cash provided by financing activities	—	7,337,019
Effect of foreign currency exchange rate on cash	(6,590)	3,545
Net decrease in cash and cash equivalents	(1,982,260)	4,138,714
Cash and cash equivalents at beginning of period	4,932,629	3,673,281
Cash and cash equivalents at end of period	$2,950,369	$7,811,995

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 25, 2008, the exercise prices of outstanding warrants were reduced as part of the issuance of $7,000,000 in notes payable, resulting in a $1,605,382 increase in additional paid-in capital.  See Note 6 below.

During 2009, $55,750 of preferred stock dividends were accrued and charged to additional paid-in capital.

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Latino social network, with content provided by the user community. With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising and other distributive social media campaigns. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

The Company voluntarily delisted its common stock from the Nasdaq Stock Market as of the close of business on June 12, 2009. The Company’s common stock is currently being traded on the Over-the-Counter Bulletin Board.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report filed with the SEC on Form 10-K on March 31, 2009.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

The Company had a net loss for the six months ended June 30, 2009 of $5,047,203, net cash used in operations for the six months ended June 30, 2009 of $1,958,577, accumulated deficit of $153,750,685 and stockholders’ deficit of $1,391,456 at June 30, 2009. However, the Company had a positive working capital of $2,840,086 at June 30, 2009 which consists primarily of cash. Based on this positive working capital and certain recent cost-cutting measures enacted by the Company, management believes the Company currently has sufficient working capital to operate through December 31, 2009 and therefore any risk of not being able to operate as a going concern is alleviated at least through December 31, 2009. However, we will need to significantly increase revenues and/ or raise additional debt or equity capital to continue through 2010 as a going concern.  The current economic environment and volatility of the financial markets could significantly impact our ability to raise debt or equity.  If the Company is unable to raise debt or equity within the next six months we will not be able to continue as a going concern through 2010.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	June 30,
	2009	2008
Stock options	6,440,187	4,897,319
Warrants	4,432,500	4,432,500
Totals	10,872,687	9,329,819

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Through June 30, 2009, there was no impact of adopting APB 14-1 on its consolidated financial statements.

 In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 Through June 30, 2009, there was no impact of FSP 142-3 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. Through June 30, 2009, there was no impact of SFAS 160 on its consolidated financial position and results of operations.

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

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2—Property and Equipment

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008

Computer equipment	$1,791,704	$1,770,774
Vehicles	17,087	16,406
Office furniture and equipment	124,793	122,635
Other equipment	8,934	8,577
	1,942,518	1,918,392
Less accumulated depreciation	(1,272,486)	(1,001,950)
Property and equipment—net	$670,032	$916,442

Depreciation expense was $132,263 and $113,008 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $263,503 and $214,653 for the six months ended June 30, 2009 and 2008, respectively.

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

As a result of the above transactions, the Company has recorded a discount to the $350,000 outstanding note receivable using a 12.75% imputed interest rate in the amount of $104,753 and assigned this value to the Warrant Rights, which is included in Other Assets line of the balance sheet. As of June 30, 2009, the Company has recorded a cumulative $46,185 of interest income, $16,837 in 2009, related to the amortization of the discount to the $350,000 outstanding note.

Under the terms of the agreement BRC would have been due a third advance in the amount of $250,000 on September 1, 2008 if BRC was not in breach of the agreement and only then at the discretion of the Company. The company exercised its discretion and declined to make the loan advance. The Company has learned that BRC materially breached the terms of the loan agreement. The Company received a letter from BRC’s law firm alleging a breach under the Loan Agreement. On April 6, 2009, BRC filed a complaint in the U.S. District Court. The Company intends to defend against the suit vigorously. At present, a Motion to Dismiss the lawsuit for lack of jurisdiction is pending before the Court.

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

Note 5—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $20,555 at June 30, 2009.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5—Notes Payable (Continued)

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $13,114 at June 30, 2009.

Notes payable consist of the following at June 30, 2009:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	—	(878,942)
Accumulated Amortization	363,719	46,221	409,940
Total Discounts	(1,856,915)	(217,469)	(2,074,384)
Accrued Interest	319,633	127,853	447,486
Notes Payable, net	$3,462,718	$1,910,384	$5,373,102

Note 6—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2009 and 2010. Future minimum lease payments under these leases as of June 30, 2009 are as follows:

Remainder of 2009	$42,924
2010	13,856
$56,780

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

On January 29, 2009 the company received a letter from the law firm representing BRC alleging a breach by the Company under the Loan Agreement dated March 19, 2008, between the Company and BRC (see note 3). On April 6, 2009, BRC filed a complaint in the U.S. District Court. The Company intends to defend against the suit vigorously. At present, a Motion to Dismiss the lawsuit for lack of jurisdiction is pending before the Court.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA, see note 4. In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative. Dividends are payable in a lump sum at liquidation or conversion. Accrued dividends were $111,500 at June 30, 2009.

Note 8—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the six months ended June 30, 2009 and 2008 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

A summary of stock option activity under the 1998 Stock Option Plan during the six months ended June 30, 2009 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (1)	200,000	$2.36
Granted	—	$—
Exercised	—	$—
Forfeited or expired (1)	(195,000)	$2.23
Outstanding at June 30, 2009	5,000	$7.60	6.9	$—
Exercisable at June 30, 2009	5,000	$7.60	6.9	$—

———————

(1)

Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006. The total intrinsic value of options exercised during the first six months of 2009 and 2008 was $0 and $621,500, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. As of June 30, 2009, there were 479,613 shares of common stock available for grant under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation (Continued)

A summary of stock option activity under the 2006 Stock Incentive Plan during the six months ended June 30, 2009 is as follows:

Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008 (1) (2)	6,484,687	$2.85

Granted	237,500	$1.36
Exercised	—	$—
Forfeited or expired	(287,000)	$3.13
Outstanding at June 30, 2009 (1)	6,435,187	$2.78	8.5	$—
Exercisable at June 30, 2009 (3)	2,871,727	$2.91	8.4	$—

———————

(1)

Includes 486,000 outstanding options to purchase common stock at a weighted average exercise price of $2.83 per share being held by consultants.

(2)

Includes 1,649,000 performance based options, of which 1,007,040 have been expensed.

(3)

Includes 206,833 exercisable options to purchase common stock at a weighted average exercise price of $2.84 per share being held by consultants

The weighted-average grant date fair value of options granted during the first six months of 2009 and 2008 was $1.36 and $2.49, respectively. There were no options exercised under this plan during the first six months of 2009 and 2008. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2009	2008
Risk-free interest rate:	1.81%	2.90%
Expected term:	5.7 Years	6 Years
Expected dividend yield:	—	—
Expected volatility:	128%	151%

The Company recognized stock-based compensation expense for the vesting of options of $1,171,692 and $1,149,374 for the three months ended June 30, 2009 and 2008, respectively, and $2,388,250 and $2,279,662 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was $6,159,712 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.3 years.

Unrestricted Shares

During the six months ended June 30, 2009, the Company granted no unrestricted common stock. The Company recognized stock-based compensation expense of $29,082 for the unrestricted shares being amortized for a prepaid issuance to a consultant in 2008 during the six months ended June 30, 2009. As of June 30, 2009 there was no unrecognized stock based compensation related to unrestricted shares.

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8—Stock-Based Compensation (Continued)

Restricted Shares

On April 28, 2009, the Board of Directors granted 27,700 shares of restricted common stock to the Company’s non-employee directors for compensation during 2009 under the 2006 Plan. The restricted shares vest monthly on the last day of the month through December 31, 2009. Restricted shares activity during the six months ended June 30, 2009 was as follows:

	Shares	Weighted Average Share Price
Unvested at January 1, 2009	20,000	$2.48
Granted	27,700	$0.83
Vested during period	(13,850)	$0.83
Cancelled during period	(20,000)	$2.48
Unvested at March 31, 2009	13,850	$0.83

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized a net reversal of $8,975 in stock-based compensation expense for restricted shares that were cancelled during the six months ended June 30, 2009. As of June 30, 2009, there was $11,496 in unrecognized stock -based compensation expense related to non-vested restricted share grants.

Note 9—Warrants

In December 2005, the Company issued warrants to purchase 235,000 shares of common stock at an exercise price of $4.00 per share to investors in exchange for the exercise of warrants to purchase 235,000 shares of common stock which were previously issued to the investors in September 2004. Warrants to purchase 12,500 shares of common stock were exercised in 2006. In October 2008, the Company extended the expiration date of the remaining warrants to purchase 222,500 shares of common stock one year at an increased exercise price of $4.50 per share. Warrants to purchase 222,500 shares of common stock remain outstanding at June 30, 2009 and expire in November 2009. The fair value of the warrant extension of $49,435 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

In January 2006, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor in exchange for the exercise of warrants to purchase 10,000 shares of common stock which were previously issued to the investor in September 2004. In October 2008, the Company extended the expiration date of the warrants to purchase 10,000 shares of common stock one year at an increased exercise price of $4.50 per share. These warrants were still outstanding at June 30, 2009 and expire in November 2009. The fair value of the warrant extension of $2,222 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9—Warrants (Continued)

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on June 30, 2009 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at June 30, 2009 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

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

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of June 30, 2009. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described in SFAS 157, “Fair Value Measurements,” with the following assumptions:

QUEPASA CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9—Warrants (Continued)

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the six months ended June 30, 2009 is as follows:

Outstanding at December 31, 2008	4,432,500
Issued	—
Exercised	—
Expired	—
Outstanding at June 30, 2009	4,432,500

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

Note 11—Subsequent Events

On July 8, 2009, the Board of Directors re-priced 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees. Some of the re-priced options were granted to the Company’s executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, Chief Financial Officer and 732,500 to Louis Bardov, Chief Technology Officer. The financial impact of this transaction is an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options.

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

Highlights for the first half of 2009 included:

•

Our website traffic continued to show growth as the year evolved. The site had 574,816 unique visitors in the first six months of 2008 and 7,967,284 in 2009, a 1286% increase. In part, this was due to our improved ability to deliver emails inviting persons to become members of Quepasa.

•

Although still not material, revenue increased by 359% to $145,191.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

Revenue Sources

During the six months ended June 30, 2009, our revenue was generated from one principal source, revenue earned from the sale of banner advertising on our website.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery. Approximately 99% of our revenue came from banner advertising.

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

•

Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation related to our property and equipment.

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

Comparison of the three months ended June 30, 2009 with the three months ended June 30, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2009	2008	Change ($)	Change (%)

REVENUES	$76,032	$24,774	$51,258	207%

OPERATING EXPENSES
Sales and marketing	124,098	60,259	63,839	106%
Product development and content	697,743	894,667	(196,924)	-22%
General and administrative	1,485,178	1,478,164	7,014	0%
Depreciation and amortization	132,263	113,008	19,255	17%
Operating Expenses	2,439,282	2,546,098	(106,816)	-4%

LOSS FROM OPERATIONS	(2,363,250)	(2,521,324)	158,074	-6%

OTHER INCOME (EXPENSE):
Interest income	14,689	46,925	(32,236)	-69%
Interest expense	(150,702)	(338,731)	188,029	-56%
Gain/ (Loss) on disposal	—	(42,977)	42,977	100%
Gain on extinguishment of debt	—	5,056,052	(5,056,052)	-100%
Other income	5,860	12,084	(6,224)	-52%
TOTAL OTHER INCOME (EXPENSE)	(130,153)	4,733,353	(4,863,506)	-103%

NET LOSS	$(2,493,403)	$2,212,029	$(4,705,432)	-213%

Revenues

Our revenues were $76,032 for the three months ended June 30, 2009, an increase of $51,258 compared to 2008. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 396,363 unique visitors in the second quarter of 2008 and 4,983,944 in 2009, an 1157% increase. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members. In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $63,839, or 106%, to $124,098 for the three months ended June 30, 2009. During the three months ended June 30, 2009, we had increases in stock based compensation of $20,000, commissions of $18,000 and salaries of $13,000.

Product Development and Content: Product development and content expenses decreased $196,924, or 22%, to $697,743 for the three months ended June 30, 2009. This decrease is attributable to a focused effort to reduce costs. During the three months ended June 30, 2009, we had decreases in consulting fees of $76,000, a decrease in U.S. salaries of $40,000, a decrease in salaries and associated payroll costs of $70,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses increased $7,014, or 0%, to $1,485,178, for the three months ended June 30, 2009. The significant changes consisted of:

•

an increase in professional fees of $82,000, since 2008 fees were unusually low due to a settlement of $135,000 toward legal fees received in the second quarter of 2008, offset by $46,000 in additional legal fees in 2008;

•

an increase in managed hosting of $46,000 for the new data center in Dallas;

•

an increase in stock based compensation of $41,000;

•

partially offset by, a decrease in salaries and associated payroll costs of $43,000 due to the change in exchange rates for our general and administrative personnel within Quepasa.com de Mexico; and

•

a decrease in U.S. salaries and related payroll costs of $88,000, due to a reduction in headcount and a reduction of some salaries in exchange for stock based compensation.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $63,248 to $1,228,685 for the three months ended June 30, 2009. This increase is attributable to an effort to reduce salaries in exchange for stock based compensation, partially offset by a reduction in headcount. Stock based compensation expense represented 50% and 46% of operating expenses for the quarters ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had $6,159,712 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next five quarters.

	For the Three Months Ended June 30,
	2009	2008
Sales and marketing	24,742	5,210
Product and content development	194,253	191,082
General and administrative	1,009,690	969,145
Total Stock Based Compensation	1,228,685	1,165,437

Depreciation and Amortization: Depreciation and amortization expense increased $19,255, or 17%, to $132,263 for the three months ended June 30, 2009. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Arizona metropolitan area as a backup.

Other Income/ Expense: Other income decreased $4,863,506 to other expense of $130,153 for the three months ended June 30, 2009. The decrease is primarily attributable to a gain on the extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 4 of the consolidated financial statements. This decrease is also attributable to a reduction of $32,000 in interest income due to lower interest rates and lower cash balances. The decrease is partially offset by a reduction in interest expense of $188,000 due to the termination of the CSMSA and a loss of $43,000 on the disposal of office furniture and equipment associated with the closure of our Scottsdale, Arizona office.

Comparison of the six months ended June 30, 2009 with the six months ended June 30, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For The Six Months Ended June 30,
	2009	2008	Change ($)	Change (%)

REVENUES	$145,191	$31,637	$113,554	359%

OPERATING EXPENSES
Sales and marketing	243,337	141,675	101,662	72%
Product development and content	1,456,466	1,769,446	(312,980)	-18%
General and administrative	2,965,704	3,489,792	(524,088)	-15%
Depreciation and amortization	263,503	221,423	42,080	19%
Operating Expenses	4,929,010	5,622,336	(693,326)	-12%

LOSS FROM OPERATIONS	(4,783,819)	(5,590,699)	806,880	-14%

OTHER INCOME (EXPENSE):
Interest income	25,923	97,504	(71,581)	-73%
Interest expense	(300,606)	(627,813)	327,207	-52%
Gain/ (Loss) on disposal	—	(42,977)	42,977	100%
Gain on extinguishment of debt	—	5,056,052	(5,056,052)	-100%
Other income	11,299	19,479	(8,180)	-42%
TOTAL OTHER INCOME (EXPENSE)	(263,384)	4,502,245	(4,765,629)	-106%

NET LOSS	$(5,047,203)	$(1,088,454)	$(3,958,749)	364%

Revenues

Our revenues were $145,191 for the six months ended June 30, 2009, an increase of $113,554 compared to 2008. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 574,816 unique visitors in the first six months of 2008 and 7,967,284 in 2009, a 1286% increase. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members. In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $101,662, or 72%, to $243,337 for the six months ended June 30, 2009. During the six months ended June 30, 2009, we had increases in stock based compensation of $58,000, commissions of $27,000 and salaries of $30,000. The increase was partially offset by a decrease of $40,000 due the shutdown of the Mexico City sales office in the first quarter of 2008.

Product Development and Content: Product development and content expenses decreased $312,980, or 13%, to $1,456,466 for the six months ended June 30, 2009. This decrease is attributable to a focused effort to reduce costs. During the six months ended June 30, 2009, we had decreases in consulting fees of $126,000, a decrease in stock based compensation of $98,000, a decrease in U.S. salaries of $40,000, and a decrease in salaries and associated payroll costs of $135,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief

Technology Officer, provides substantially all of our design, translation services, and website management and development services. These decreases were partially offset by an increase of $67,000 in content for the site.

General and Administrative: General and administrative expenses decreased $524,088, or 15%, to $2,965,704, for the six months ended June 30, 2009. The significant changes consisted of:

•

a decrease in professional fees of $73,000, primarily made up of decreases in accounting fees of $97,000 and legal fees of $108,000, attributable to a focused effort to reduce costs, partially offset by a settlement of $135,000 toward legal fees received in the second quarter of 2008;

•

a decrease in travel related expenses of $75,000;

•

a decrease in rent expenses of $201,000, due to the closing of our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $190,000, due to a reduction in headcount and a reduction of some salaries in exchange for stock based compensation; and

•

partially offset by an increase in managed hosting of $46,000 for the new data center in Dallas.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $23,403 to $2,538,854 for the six months ended June 30, 2009. This decrease is attributable to a reduction in headcount, partially offset by an effort to reduce salaries in exchange for stock based compensation. Stock based compensation expense represented 52% and 46% of operating expenses for the quarters ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had $6,159,712 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next five quarters.

	For The Six Months Ended June 30,
	2009	2008
Sales and marketing	$64,340	$6,003
Product and content development	418,688	517,147
General and administrative	2,055,826	2,039,108
Total Stock Based Compensation	$2,538,854	$2,562,258

Depreciation and Amortization: Depreciation and amortization expense increased $42,080, or 19%, to $263,503 for the six months ended June 30, 2009. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Other Income (Expense): Other expense decreased $4,765,629 to $(263,384) for the six months ended June 30, 2009. The decrease is primarily attributable to a gain on the extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 4 of the consolidated financial statements. This decrease is also attributable to a reduction of $72,000 in interest income due to lower interest rates and lower cash balances. The decrease is partially offset by a reduction in interest expense of $327,000 due to the termination of the CSMSA and a loss of $43,000 on the disposal of office furniture and equipment associated with the closure of our Scottsdale, Arizona office.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(1,958,577)	$(2,805,083)
Net cash used in investing activities	$(17,093)	$(396,767)
Net cash provided by financing activities	$—	$7,337,019

Cash used in operating activities for the six months ended June 30, 2009 was driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $1,958,577 for the six months ended June 30, 2009 compared to $2,805,083 for 2008. For the six months ended June 30, 2009, net cash used by operations consisted primarily of a net loss of $5,047,203, offset by non-cash expenses of $263,503 in depreciation and amortization, $139,263 in non-cash interest, $144,506 in amortization of discounts on notes payable and debt issuance costs, and

$2,388,250 related to the vesting of stock options. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in other current assets and other assets of $294,481, offset by an increase in accounts receivable of $56,205 and a decrease in accounts payable and accrued expenses of $83,679. For the six months ended June 30, 2008, net cash used by operations consisted primarily of a net loss of $1,088,454 plus a gain on extinguishment of debt of $5,056,052, offset by non-cash expenses of $221,423 in depreciation and amortization, $501,301 in non-cash interest, $125,344 in amortization of discounts on notes payable and debt issuance costs, $42,977 loss on the disposal of fixed assets, and $2,544,019 related to the issuance of stock options, warrants, and common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $176,101, offset by decreases in other current assets and other assets of $75,325.

Net cash used in investing activities in the six months ended June 30, 2009 was primarily attributable to the purchase of property and equipment. Net cash used in investing activities in the six months ended June 30, 2008 was primarily attributable to Investment in BRC/La Alianza of $300,000, see note 3 of the unaudited consolidated financial statements. Our capital expenditures were $17,093 for the six months ended June 30, 2009, compared to $46,767 for the same period in 2008.

There was no net cash provided by or used in financing activities for the six months ended June 30, 2009. Net cash provided by financing activities for the six months ended June 30, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 5 of the unaudited consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the six months ended June 30, 2008.

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$2,950,369	$4,932,629
Total assets	$4,271,153	$6,741,705
Percentage of total assets	69%	73%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception. At June 30, 2009, we had $2,950,369 in cash and cash equivalents compared to $4,932,629 at December 31, 2008, resulting in a net decrease in cash and cash equivalents of $1,982,260 for 2009.

The decrease in cash for the first six months of 2009 was primarily attributed to cash used in operating activities of $1,958,577 for the period.

During the first six months of 2009, we obtained no proceeds from the exercise of common stock options and warrants compared to $377,500 from the exercise of stock options and warrants during the first six months of 2008.

Cash Burn Rate – Non-GAAP Financial Measurement

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

LOSS FROM OPERATIONS	(2,363,250)	(2,521,324)	(4,783,819)	(5,590,699)
NET MONTHLY LOSS FROM OPERATIONS	(787,750)	(840,441)	(797,303)	(931,783)
NON CASH OPERATING EXPENSES
Stock based compensation expense	1,228,685	1,165,437	2,538,855	2,562,258
Depreciation and amortization	132,263	113,008	263,503	221,423
TOTAL NON CASH OPERATING EXPENSES	1,360,948	1,278,445	2,802,358	2,783,681

NET CASH BURN	(1,002,302)	(1,242,879)	(1,981,461)	(2,807,018)
NET MONTHLY CASH BURN RATE	(334,101)	(414,293)	(330,244)	(467,836)

In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters. Based on the reductions initiated by the new management team, the net cash burn rate for the three and six months ended June 30, 2009 dropped to $334,101 and $330,244 per month, respectively. We expect a net cash burn rate of approximately $330,000 per month for the remainder of 2009, excluding any promotional activities.

Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations through the remainder of 2009. We expect that by the end of the third quarter we will accelerate our efforts to raise additional capital. We have delayed our capital raising efforts pending the operating results of our business through the second quarter. Because of the current global recession and the impact on the global credit markets, as well as the weak market for small cap stocks, any financing, if it occurs, will involve substantial dilution to existing shareholders. We have not budgeted significant capital expenditures for 2009. The capital expenditures for 2008 were primarily to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Forward-Looking Statements

The statements in this report relating to our expectations regarding future revenues, our belief that there is a direct correlation between website traffic and our ability to generate revenue, our expectations regarding the Company’s net cash burn rate, our liquidity and our capital raising efforts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include changes in the public’s approach to social network needs, global economic conditions and the continued slump in the capital and credit markets. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors contained in the Company’s Form 10-K for the year ended December 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUEPASA CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On April 6, 2009, a complaint was filed in the U.S. District Court for the Northern District of California by BRC Group, LLC (“BRC”) against the Company alleging breach of contract. This claim arises from a Loan Agreement between the Company and BRC dated March 27, 2008.  BRC is seeking specific performance under the Loan Agreement.  Under the Loan Agreement, the Company was to provide a $600,000 loan to BRC.  The Company advanced BRC $350,000 but did not advance the remaining $250,000 as a result of improper actions by BRC including misrepresentations which induced the Company to enter into the Loan Agreement.  The Company views these claims as meritless and plans to vigorously defend itself.

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

Quepasa Corporation

August 14, 2009	/s/ JOHN ABBOTT
John Abbott
Chief Executive Officer (Principal Executive Officer)

August 14, 2009	/s/ MICHAEL MATTE
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference
3.1	Certificates of Restated Articles of Incorporation	Form 10-QSB as filed with the SEC on August 15, 2007

3.2	Certificate of Designation	Form 10-Q as filed with the SEC on July 25, 2008

3.3	Amended and Restated Bylaws	Form 8-K as filed with the SEC on July 3, 2007

4.1	BRC Group, LLC Equity Interests Purchase Warrant dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008

10.1	BRC Group, LLC Loan Agreement dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008

10.2	BRC Group, LLC Promissory Note dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008

10.3	BRC Group, LLC Right of First Refusal dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008

10.4	BRC Group, LLC Webpage Development and Hosting Agreement dated March 27, 2008	Form 10-KSB as filed with the SEC on March 31, 2008

31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report

31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report

32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this Report

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.

28