Form 10-Q
period 2009-09-30
QUEPASA CORP
filed 2009-11-06
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 001-33105

Quepasa Corporation

(Exact name of registrant as specified in its charter)

Nevada	86-0879433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Datura Street, Ste. 1100 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 491-4181

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, $0.001 par value per share	12,733,686 shares

UNITED STATES
QUEPASA CORPORATION AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

2

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008

2

Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)

3

Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended
September 30, 2009(Unaudited)

4

Statements of Cash Flows for the Nine months Ended September 30, 2009 and 2008 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

17

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.        Controls and Procedures

25

Item 4T.     Controls and Procedures

25

Item 1.        Legal Proceedings

26

Item 1A.     Risk Factors

26

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.        Defaults upon Senior Securities

26

Item 4.        Submissions of Matters to a Vote of Security Holders

26

Item 5.        Other Information

26

Item 6.        Exhibits

26

SIGNATURES

27

EXHIBIT INDEX

28

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,074,308	$4,932,629
Accounts receivable, net of allowance of $5,000 and $6,000, respectively	34,247	21,775
Other current assets	134,561	397,582
Total current assets	2,243,116	5,351,986

Property and equipment, net	537,906	916,442
Notes receivable, net of discount in 2008	250,000	274,595
Other assets	125,992	198,682
Total assets	$3,157,014	$6,741,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$161,088	$60,694
Accrued expenses	111,729	182,047
Accrued dividends	139,375	55,750
Unearned grant income	13,777	29,545
Total current liabilities	425,969	328,036

Notes payable, net of unamortized discount of $2,002,136 and $2,216,529, respectively	5,523,401	5,074,858
Total liabilities	5,949,370	5,402,894

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares issued and outstanding at September 30, 2009	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,736,186shares issued and outstanding at September 30, 2009 and 12,715,411 shares issued and outstanding at December 31, 2008	12,736	12,715
Additional paid-in capital	153,918,710	149,973,703
Accumulated deficit	(156,716,828)	(148,647,732)
Accumulated other comprehensive income	(6,999)	100
Total stockholders’ equity (deficit)	(2,792,356)	1,338,811
Total liabilities and stockholders’ equity (deficit)	$3,157,014	$6,741,705

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES	$51,827	$10,989	$197,018	$42,626
OPERATING COSTS AND EXPENSES:
Sales and marketing	111,774	89,357	355,111	231,032
Product development and content	718,533	1,184,884	2,174,999	2,954,330
General and administrative	1,796,930	2,097,035	4,762,634	5,586,827
Depreciation and amortization	130,527	113,710	394,030	335,133
TOTAL OPERATING COSTS AND EXPENSES	2,757,764	3,484,986	7,686,774	9,107,322
LOSS FROM OPERATIONS	(2,705,937)	(3,473,997)	(7,489,756)	(9,064,696)
OTHER INCOME (EXPENSE):
Interest income	10,128	34,544	36,051	132,048
Interest expense	(151,500)	(151,502)	(452,106)	(779,315)
Gain (Loss) on disposal, net	––	––	––	(42,977)
Gain on extinguishment of debt	––	––	––	5,056,052
Loss on settlement of receivable	(100,000)	––	(100,000)	––
Other income	9,041	511,371	20,340	530,850
TOTAL OTHER INCOME (EXPENSE)	(232,331)	394,413	(495,715)	4,896,658
LOSS BEFORE INCOME TAXES	(2,938,268)	(3,079,584)	(7,985,471)	(4,168,038)
Income taxes	––	––	––	––
NET LOSS	$(2,938,268)	$(3,079,584)	$(7,985,471)	$(4,168,038)
Preferred stock dividends	(27,875)	(27,875)	(83,625)	(27,875)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,966,143)	$(3,107,459)	$(8,069,096)	$(4,195,913)

NET LOSS PER COMMON SHARE ALLOCABLE TO COMMON SHAREHOLDERS BASIC AND DILUTED	$(0.23)	$(0.25)	$(0.63)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	12,729,261	12,654,887	12,722,412	12,563,155

NET LOSS	$(2,938,268)	$(3,079,584)	$(7,985,471)	$(4,168,038)
Foreign currency translation adjustment	(509)	5,159	(7,099)	6,832
COMPREHENSIVE LOSS	$(2,938,777)	$(3,074,425)	$(7,992,570)	$(4,161,206)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine months Ended September 30, 2009

(Unaudited)

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance—December 31, 2008	25,000	$25	12,715,411	$12,715	149,973,703	$(148,647,732)	$100	$1,338,811
Vesting of stock options for compensation	––	––	––	––	3,948,254	––	––	3,948,254
Issuance (cancellation) of common stock for professional services	––	––	––	––	(20,470)	––	––	(20,470)
Issuance of common stock to directors for compensation	––	––	20,775	21	17,223	––	––	17,244
Preferred stock dividends	––	––	––	––	––	(83,625)	––	(83,625)
Foreign currency translation adjustment	––	––	––	––	––	––	(7,099)	(7,099)
Net loss	––	––	––	––	––	(7,985,471)	––	(7,985,471)
Balance—June 30, 2009	25,000	$25	12,736,186	$12,736	153,918,710	$(156,716,828)	$(6,999)	$(2,792,356)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,985,471)	$(4,168,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,030	335,133
Gain on extinguishment of debt	––	(5,056,052)
Write-off of accounts payable	––	(508,610)
Loss on settlement of receivable	100,000	––
Vesting of stock options for compensation	3,948,254	4,450,456
Issuance of common stock to directors for compensation	17,244	63,796
Issuance/ (cancellation) of common stock and stock options for professional services	(20,471)	268,626
Loss / (Gain) on disposal of property and equipment	––	42,977
Grant income	(15,768)	(21,251)
Bad debt expense	5,996	15,496
Non-cash interest related to notes receivable	(22,803)	(21,167)
Non-cash interest related to MATT.org agreement	––	379,243
Non-cash interest related to notes payable	234,150	213,337
Amortization of discounts on notes payable and debt issuance costs	217,956	198,795
Changes in operating assets and liabilities:
Accounts receivable	(18,468)	7,486
Other current assets and other assets	279,547	(163,125)
Accounts payable and accrued expenses	30,076	(338,168)
Net cash used in operating activities	(2,835,728)	(4,301,066)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	––	10,601
Purchase of property and equipment	(15,494)	(431,134)
Advance to BRC / La Alianza	––	(350,000)
Net cash used in investing activities	(15,494)	(770,533)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	––	377,500
Debt issuance costs associated with issuance of notes payable	––	(40,481)
Proceeds from the issuance of notes payable	––	7,000,000
Net cash provided by financing activities	––	7,337,019
Effect of foreign currency exchange rate on cash	(7,099)	6,832
Net decrease in cash and cash equivalents	(2,858,321)	2,272,252
Cash and cash equivalents at beginning of period	4,932,629	3,673,281
Cash and cash equivalents at end of period	$2,074,308	$5,945,533
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$––	$––
Cash paid for income taxes	$––	$––
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reduction in exercise prices of outstanding warrants recorded as additional paid-in capital	$––	$1,605,382
Preferred shares exchanged for long-term debt, recorded as preferred stock	$––	$25
Preferred shares exchanged for long-term debt, recorded as additional paid-in capital	$––	$2,499,975
Preferred stock dividends accrued and charged to accumulated deficit	$83,625	$27,875

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Latino social network, with content provided by the user community. With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising , distributive social media campaigns and revenue generated from social applications. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 31, 2009.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

The Company had a net loss for the nine months ended September 30, 2009 of $7,985,471, net cash used in operations for the nine months ended September 30, 2009 of $2,835,728, accumulated deficit of $156,716,828 and stockholders’ deficit of $2,792,356 at September 30, 2009. However, the Company had a positive working capital of $1,817,147 at September 30, 2009 which consists primarily of cash. Based on this positive working capital and certain recent cost-cutting measures enacted by the Company, management believes the Company currently has sufficient working capital to operate through December 31, 2009 and therefore any risk of not being able to operate as a going concern is alleviated at least through December 31, 2009. However, we will need to significantly increase revenues and/ or raise additional debt or equity capital to continue through 2010 as a going concern.  The current economic environment and volatility of the financial markets could significantly impact our ability to raise debt or equity.  If the Company is unable to raise debt or equity within the next six months we will not be able to continue as a going concern through 2010.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	September 30,
	2009	2008
Stock options	6,415,187	6,368,819
Warrants	4,432,500	4,432,500
Totals	10,847,687	10,801,319

Recent Accounting Pronouncements

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the sole authoritative source for Generally Accepted Accounting Principals (GAAP) in the United States of America and superceded all previous Level a – d sources of US GAAP.

The following discusses accounting standards adopted by various bodies that have been incorporated into the authoritative FASB Codification:

In May 2009, the FASB issued guidance on subsequent events. This guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was effective for the Company in the second quarter of 2009, and the required disclosure has been included in the consolidated financial statements. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance and as a result evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under GAAP. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as Other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under GAAP are reclassified to liability at the fair value of the instrument on the reclassification date. The adoption of this guidance has not had a material impact on the Company’s consolidated financial position and results of operations.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 1—Description of Business and Summary of Significant Accounting Policies (Continued)

In May 2008, the FASB issued guidance which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of this guidance has not had a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued guidance that requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Through September 30, 2009, there was no impact of adopting this guidance on the Company’s consolidated financial statements.

 In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. This guidance was effective for fiscal years beginning after December 15, 2008. Through September 30, 2009, there was no impact of of this guidance on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirement for derivative instruments and hedging activities. It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company as of January 1, 2009. Through September 30, 2009, there was no impact of this guidance on the Company’s consolidated financial position and results of operations.

On January 1, 2008, the Company adopted guidance that defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued further guidance, which delays the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of the guidance are certain leasing transactions accounted for under GAAP. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of this guidance.

Note 2—Property and Equipment

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Computer equipment	$1,787,634	$1,770,774
Vehicles	16,676	16,406
Office furniture and equipment	123,377	122,635
Other equipment	8,719	8,577
	1,936,406	1,918,392
Less accumulated depreciation	(1,398,500)	(1,001,950)
Property and equipment—net	$537,906	$916,442

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2—Property and Equipment (Continued)

Depreciation expense was $130,527 and $113,710 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $394,030 and $328,363 for the nine months ended September 30, 2009 and 2008, respectively.

Note 3—Note Receivable

On March 27, 2008, the Company entered into a Loan Agreement with BRC Group, LLC (“BRC”) for a maximum amount of $600,000. Among other things, pursuant to the terms of the Loan Agreement: (i) the $300,000 advanced on January 9, 2008 by the Company pursuant to the BRC Note becomes advancement under the terms of the Loan Agreement; and (ii) the Company agreed to advance BRC an additional $50,000 on April 1, 2008.

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

Under the terms of the agreement BRC would have been due a third advance in the amount of $250,000 on September 1, 2008 if BRC was not in breach of the agreement and only then at the discretion of the Company. The Company exercised its discretion and declined to make the loan advance. The Company has learned that BRC materially breached the terms of the loan agreement. On April 6, 2009, BRC filed a complaint in the U.S. District Court for the Northern District of California. The Company filed an Answer with counterclaims alleging a default by BRC and to accelerate the note.

On September 22, 2009, the Company entered into a settlement agreement (the “Settlement”) with BRC. Under the Settlement, BRC’s indebtedness to the Company was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009. The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011. As collateral for the Note, BRC issued the Company a warrant (the “Warrant”) permitting the Company to receive up to a 30% membership interest in BRC upon default. If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date.

As a result of the Settlement, the Company recognized a loss of $100,000 in the Other Income (Expense) line of the Statement of Operations and Comprehensive Income (Loss) for the third quarter of 2009. As a result of the change in the prior note from non-interest bearing to an interest bearing note, the Company wrote off a discount of $52,602, which had been calculated using a 12.75% imputed interest rate, with an equal value assigned to Warrant Rights, which discount had previously been included in the Other Assets line of the balance sheet.

As a result of the Settlement and the Note, BRC and the Company agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice. Furthermore, BRC and the Company agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.

The parties have not yet agreed upon the essential language of the settlement documents and may return to litigation. In such circumstances the loss and write off of the discount would be reversed.

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

On June 30, 2008, the Company entered into a Termination Agreement (the “Transaction”) with the Organization terminating the CSMSA. In consideration for the Transaction, the Company issued 25,000 shares of Series A Convertible Preferred Stock with a liquidation preference of $2,500,000 (the “Preferred Stock”) to the Organization. The estimated fair value of the preferred stock was also $2,500,000 based on various factors, including the share price of common stock into which the preferred stock may convert and based on the preferences. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.

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

Note 5—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $19,845 at September 30, 2009.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $12,623 at September 30, 2009.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5—Notes Payable (Continued)

Notes payable consist of the following at September 30, 2009:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	––	(878,942)
Accumulated Amortization	427,822	54,367	482,189
Total Discounts	(1,792,812)	(209,323)	(2,002,135)
Accrued Interest	375,383	150,153	525,536
Notes Payable, net	$3,582,571	$1,940,830	$5,523,401

Note 6—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2010 and 2012. Future minimum lease payments under these leases as of September 30, 2009 are as follows:

Remainder of 2009	$35,232
2010	99,360
2011	85,504
2012	64,128
$284,224

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

Note 7—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA, see note 4. In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000. The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares. Dividends on the Preferred Stock accrue without Board approval from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative. Dividends are payable in a lump sum at liquidation or conversion. Accrued dividends were $139,375 at September 30, 2009.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the new fair value recognition provisions for stock based compensation under US GAAP using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the nine months ended September 30, 2009 and 2008 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which is now incorporated into the FASB Codification. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under US GAAP. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Stock-Based Compensation (Continued)

A summary of stock option activity under the 1998 Stock Option Plan during the nine months ended September 30, 2009 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options
Outstanding at December 31, 2008 (1)	200,000	$2.36
Granted	––	$––
Exercised	––	$––
Forfeited or expired (1)	(195,000)	$2.23
Outstanding at September 30, 2009	5,000	$1.00	6.7	$2,350
Exercisable at September 30, 2009	5,000	$1.00	6.7	$2,350

———————

(1)

Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006. The total intrinsic value of options exercised during the first nine months of 2009 and 2008 was $0 and $621,500, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. As of September 30, 2009, there were 504,213 shares of common stock available for grant under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Plan during the nine months ended September 30, 2009 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options
Outstanding at December 31, 2008 (1) (2)	6,484,687	$2.85
Granted	317,500	$0.70
Exercised	––	$––
Forfeited or expired	(392,000)	$2.75
Outstanding at September 30, 2009 (1)	6,410,187	$1.13	8.1	$2,774,210
Exercisable at September 30, 2009 (3)	3,381,447	$1.21	8.2	$1,430,142

———————

(1)

Includes 486,000 outstanding options to purchase common stock at a weighted average exercise price of $2.83 per share being held by consultants.

(2)

Includes 1,649,000 performance based options, of which 1,007,040 have been expensed.

(3)

Includes 224,333 exercisable options to purchase common stock at a weighted average exercise price of $2.51 per share being held by consultants

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8—Stock-Based Compensation (Continued)

The weighted-average grant date fair value of options granted during the first nine months of 2009 and 2008 was $1.28 and $2.30, respectively. There were no options exercised under this plan during the first nine months of 2009 and 2008. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate:	2.51%	3.10%
Expected term:	4.2 Years	5.7 Years
Expected dividend yield:	––	––
Expected volatility:	106%	142%

On July 8, 2009, the board of directors authorized the re-pricing of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees. Some of the re-priced options were granted to the Company’s named executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the Chief Technology Officer. The financial impact of this transaction is an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options. The re-pricing is subject to meeting performance standards set by the Company’s Chief Executive Officer.

The Company recognized stock-based compensation expense for the vesting of options of $1,560,004 and $2,170,795 for the three months ended September 30, 2009 and 2008, respectively, and $5,397,150 and $4,437,079 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $5,762,560 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1 year.

Unrestricted Shares

During the nine months ended September 30, 2009, the Company granted no unrestricted common stock. The Company recognized stock-based compensation expense of $29,082 for the unrestricted shares being amortized for a prepaid issuance to a consultant in 2008 during the nine months ended September 30, 2009. As of September 30, 2009 there was no unrecognized stock based compensation related to unrestricted shares.

Restricted Shares

On April 28, 2009, the Board of Directors granted 27,700 shares of restricted common stock to the Company’s non-employee directors for compensation during 2009 under the 2006 Plan. The restricted shares vest monthly on the last day of the month through December 31, 2009. Restricted shares activity during the nine months ended September 30, 2009 was as follows:

		Weighted-Average Share Price
	Shares
Unvested at January 1, 2009	20,000	$2.48
Granted	27,700	$0.83
Vested during period	(20,775)	$0.83
Cancelled during period	(20,000)	$2.48
Unvested at September 30, 2009	6,925	$0.83

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized a net reversal of $3,228 in stock-based compensation expense for restricted shares that were cancelled during the nine months ended September 30, 2009. As of September 30, 2009, there was $5,748 in unrecognized stock-based compensation expense related to non-vested restricted share grants.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9—Warrants

In December 2005, the Company issued warrants to purchase 235,000 shares of common stock at an exercise price of $4.00 per share to investors in exchange for the exercise of warrants to purchase 235,000 shares of common stock which were previously issued to the investors in September 2004. Warrants to purchase 12,500 shares of common stock were exercised in 2006. In October 2008, the Company extended the expiration date of the remaining warrants to purchase 222,500 shares of common stock one year at an increased exercise price of $4.50 per share. Warrants to purchase 222,500 shares of common stock remain outstanding at September 30, 2009 and expire in November 2009. The fair value of the warrant extension of $49,435 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

In January 2006, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $4.00 per share to an investor in exchange for the exercise of warrants to purchase 10,000 shares of common stock which were previously issued to the investor in September 2004. In October 2008, the Company extended the expiration date of the warrants to purchase 10,000 shares of common stock one year at an increased exercise price of $4.50 per share. These warrants were still outstanding at September 30, 2009 and expire in November 2009. The fair value of the warrant extension of $2,222 was determined using the Black-Scholes option pricing model with the following assumptions and recognized in stock compensation expenses on the accompanying statements of operations:

Risk-free interest rate:	0.45%
Expected term:	1.0 years
Expected dividend yield:	—
Expected volatility:	79.38%

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on September 30, 2009 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at September 30, 2009 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

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

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of September 30, 2009. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described in SFAS 157, “Fair Value Measurements,” with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the nine months ended September 30, 2009 is as follows:

Outstanding at December 31, 2008	4,432,500
Issued	—
Exercised	—
Expired	—
Outstanding at September 30, 2009	4,432,500

Note 10—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; Note 4 - Long-term debt, Note 5 - Notes Payable, Note 7 – Preferred Stock, and Note 9 – Warrant Re-pricing. MATT Inc. is also the Company’s largest shareholder. These relationships do not qualify as related parties for accounting purposes under GAAP.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with our condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Company Overview

In 2007, Quepasa transitioned from being a bilingual search engine into a bilingual portal and Hispanic social network. With the evolution of our website into a Hispanic portal and social network, we expect future revenues will come from predominately display advertising, distributive social media campaigns and revenue generated from social applications. In December 2006, the portal service of Quepasa was discontinued.

Highlights for the first nine months of 2009 included:

•

Our website traffic continued to show growth as the year evolved. The site had 2,322,273 unique visitors in the first nine months of 2008 and 12,923,628 in 2009, a 457% increase. In part, this was due to our improved ability to deliver emails inviting persons to become members of Quepasa.

•

Although still not material, revenue increased by 362% to $197,018.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions under GAAP, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2008 and 2007 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Results of Operations

Revenue Sources

During the nine months ended September 30, 2009, our revenue was generated from one principal source, revenue earned from the sale of banner advertising on our website.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery. Approximately 99% of our revenue came from banner advertising.

Virtual Currency Revenue: Virtual currency revenue is generated when users buy QDollars on the site and use that currency to send a broad range of virtual gifts from the Quepasa storefront. We recognize revenue related to virtual currency upon receipt.

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

Comparison of the three months ended September 30, 2009 with the three months ended September 30, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended September 30,
	2009	2008	Change ($)	Change (%)
REVENUES	$51,827	$10,989	$40,838	372%
OPERATING EXPENSES
Sales and marketing	111,774	89,357	22,417	25%
Product development and content	718,533	1,184,884	(466,351)	-39%
General and administrative	1,796,930	2,097,035	(300,105)	-14%
Depreciation and amortization	130,527	113,710	16,817	15%
Operating Expenses	2,757,764	3,484,986	(727,222)	-21%

LOSS FROM OPERATIONS	(2,705,937)	(3,473,997)	768,060	-22%

OTHER INCOME (EXPENSE):
Interest income	10,128	34,544	(24,416)	-71%
Interest expense	(151,500)	(151,502)	2	0%
Other income	(90,959)	511,371	(602,330)	-118%
TOTAL OTHER INCOME (EXPENSE)	(232,331)	394,413	(626,744)	-159%

NET LOSS	$(2,938,268)	$(3,079,584)	$141,316	-5%

Revenues

Our revenues were $51,827 for the three months ended September 30, 2009, an increase of $40,838 compared to 2008. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 1,775,432 unique visitors in the third quarter of 2008 and 5,288,445 in 2009, an 198% increase. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members. In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In addition, with the help of a third-party consultant, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in significant gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $22,417, or 25%, to $111,774 for the three months ended September 30, 2009. During the three months ended September 30, 2009, we had increases commissions of $22,000 as a result of increased ad sales.

Product Development and Content: Product development and content expenses decreased $466,351, or 39%, to $718,533 for the three months ended September 30, 2009. This decrease is attributable to a focused effort to reduce costs. During the three months ended September 30, 2009, we had decreases in stock based compensation of $275,000, consulting fees of $41,000, a decrease in U.S. salaries of $30,000, a decrease in salaries and associated payroll costs of $67,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses decreased $300,105, or 14%, to $1,796,930, for the three months ended September 30, 2009. The significant changes consisted of:

•

a decrease in stock based compensation of $426,000; and

•

a decrease in salaries and associated payroll costs of $27,000 due to the change in exchange rates for our general and administrative personnel within Quepasa.com de Mexico;

•

partially offset by, a increase in U.S. salaries and related payroll costs of $54,000, due to unusually low salary in 2008 caused by reduction of some salaries in exchange for stock based compensation;

•

an increase in professional fees of $34,000, primarily comprised of legal fees; and

•

an increase in managed hosting of $36,000 for the new data center in Dallas.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $697,312 to $1,228,685 for the three months ended September 30, 2009. This decrease is attributable to higher stock based compensation in 2008 related to vesting of a performance based grant and an effort to reduce salaries in exchange for stock based compensation. Stock based compensation expense represented 57% and 65% of operating expenses for the quarters ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had $5,762,560 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next four quarters.

	For the three months ended September 30,
	2009	2008
Sales and marketing	38,011	34,461
Product and content development	251,489	526,833
General and administrative	1,291,419	1,716,937
Total Stock Based Compensation	1,580,919	2,278,231

Depreciation and Amortization: Depreciation and amortization expense increased $16,817, or 15%, to $130,527 for the three months ended September 30, 2009. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Arizona metropolitan area as a backup.

Other Income/ Expense: Other income decreased $626,744 to other expense of $232,331 for the three months ended September 30, 2009. The decrease is primarily attributable to the write-off of invoices totaling $508,610 for a technical consultant in 2008. This decrease is also attributable to a reduction of $100,000 of a note receivable as discussed in Note 3 of the unaudited consolidated financial statements. This decrease is also attributable to a reduction of $24,000 in interest income due to lower interest rates and lower cash balances.

Comparison of the nine months ended September 30, 2009 with the nine months ended September 30, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the nine months ended September 30,
	2009	2008	Change ($)	Change (%)
REVENUES	$197,018	$42,626	$154,392	362%
OPERATING EXPENSES
Sales and marketing	355,111	231,032	124,079	54%
Product development and content	2,174,999	2,954,330	(779,331)	-26%
General and administrative	4,762,634	5,586,827	(824,193)	-15%
Depreciation and amortization	394,030	335,133	58,897	18%
Operating Expenses	7,686,774	9,107,322	(1,420,548)	-16%

LOSS FROM OPERATIONS	(7,489,756)	(9,064,696)	1,574,940	-17%

OTHER INCOME (EXPENSE):
Interest income	36,051	132,048	(95,997)	-73%
Interest expense	(452,106)	(779,315)	327,209	-42%
Gain/ (Loss) on disposal	––	(42,977)	42,977	100%
Gain on extinguishment of debt	––	5,056,052	(5,056,052)	-100%
Other income	(79,660)	530,850	(610,510)	-115%
TOTAL OTHER INCOME (EXPENSE)	(495,715)	4,896,658	(5,392,373)	-110%

NET LOSS	$(7,985,471)	$(4,168,038)	$(3,817,433)	92%

Revenues

Our revenues were $197,018 for the nine months ended September 30, 2009, an increase of $154,392 compared to 2008. In February 2008, we re-launched our website. Website traffic has increased since the re-launch. The site had 2,322,273 unique visitors in the first nine months of 2008 and 12,923,628 in 2009, a 457% increase. We believe there will be a direct correlation between website traffic and our ability to increase revenue.

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

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $124,079, or 54%, to $355,111 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we had increases in stock based compensation of $62,000, commissions of $49,000 and salaries of $47,000. The increase was partially offset by a decrease of $40,000 due the shutdown of the Mexico City sales office in the first quarter of 2008.

Product Development and Content: Product development and content expenses decreased $779,331, or 26%, to $2,174,999 for the nine months ended September 30, 2009. This decrease is attributable to a focused effort to reduce costs. During the nine months ended September 30, 2009, we had decreases in consulting fees of $167,000, a decrease in stock based compensation of $374,000, a decrease in U.S. salaries of $70,000, and a decrease in salaries and associated payroll costs of $202,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-

based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses decreased $824,193, or 15%, to $4,762,634, for the nine months ended September 30, 2009. The significant changes consisted of:

•

a decrease in professional fees of $42,000, primarily made up of decreases in accounting fees of $106,000 partially offset by an increase in legal fees of $78,000;

•

a decrease in travel related expenses of $78,000;

•

a decrease in stock based compensation of $409,000;

•

a decrease in rent expenses of $197,000, due to the closing of our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $60,000, due to a reduction in headcount and a reduction of some salaries in exchange for stock based compensation;

•

partially offset by an increase in managed hosting of $50,000 for the new data center in Dallas; and

•

an increase in reporting dues of $54,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $720,715 to $4,119,774 for the nine months ended September 30, 2009. This decrease is attributable to a reduction in headcount, partially offset by an effort to reduce salaries in exchange for stock based compensation. Stock based compensation expense represented 54% and 53% of operating expenses for the quarters ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had $5,762,560 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next four quarters.

	For the nine months ended September 30,
	2009	2008
Sales and marketing	$102,351	$40,464
Product and content development	670,177	1,043,980
General and administrative	3,347,245	3,756,045
Total Stock Based Compensation	$4,119,773	$4,840,489

Depreciation and Amortization: Depreciation and amortization expense increased $58,897, or 18%, to $394,030 for the nine months ended September 30, 2009. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Other Income (Expense): Other income decreased $5,392,373 to other expense of $495,715 for the nine months ended September 30, 2009. The decrease is primarily attributable to a gain on the extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 4 of the unaudited consolidated financial statements. This decrease is also attributable to a reduction of $100,000 of a note receivable as discussed in Note 3 of the unaudited consolidated financial statements. This decrease is also attributable to a reduction of $96,000 in interest income due to lower interest rates and lower cash balances. The decrease is partially offset by a reduction in interest expense of $327,000 due to the termination of the CSMSA and a loss of $43,000 on the disposal of office furniture and equipment associated with the closure of our Scottsdale, Arizona office.

Liquidity and Capital Resources

	For the nine months ended September 30,
	2009	2008
Net cash used in operating activities	$(2,835,728)	$(4,301,066)
Net cash used in investing activities	$(15,494)	$(770,533)
Net cash provided by financing activities	$––	$7,337,019

Cash used in operating activities for the nine months ended September 30, 2009 was driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $2,835,728 for the nine months ended September 30, 2009 compared to $4,301,066 for 2008. For the nine months ended September 30, 2009, net cash used by operations consisted primarily of a net loss of $7,985,471, offset by non-cash expenses of $394,030 in depreciation and amortization, $211,347 in non-cash interest, $217,956 in amortization of discounts on notes payable and debt issuance costs, and $3,948,254 related to the vesting of stock options. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in other current assets and other assets of $279,547, and an increase in accounts payable and accrued expenses of $30,076. For the nine months ended September 30, 2008, net cash used by operations consisted primarily of a net loss of $4,168,038 plus a gain on extinguishment of debt of $5,056,052, offset by non-cash expenses of $335,133 in depreciation and amortization, $571,413 in non-cash interest, $198,795 in amortization of discounts on notes payable and debt issuance costs, $42,977 loss on the disposal of fixed assets, and $4,782,878 related to the issuance of stock options, warrants, and common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $338,168, offset by a decrease in other current assets and other assets of $163,125.

Net cash used in investing activities in the nine months ended September 30, 2009 was primarily attributable to the purchase of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2008 was primarily attributable to Investment in BRC/La Alianza of $350,000, see Note 3 of the unaudited consolidated financial statements. Our capital expenditures were $15,494 for the nine months ended September 30, 2009, compared to $431,134 for the same period in 2008.

There was no net cash provided by or used in financing activities for the nine months ended September 30, 2009. Net cash provided by financing activities for the nine months ended September 30, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See Note 5 of the unaudited consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the nine months ended September 30, 2008.

	2009	2008
Cash and cash equivalents	$2,074,308	$4,932,629
Total assets	$3,157,014	$6,741,705
Percentage of total assets	66%	73%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception. At September 30, 2009, we had $2,074,308 in cash and cash equivalents compared to $4,932,629 at December 31, 2008, resulting in a net decrease in cash and cash equivalents of $2,858,321 for 2009.

The decrease in cash for the first nine months of 2009 was primarily attributed to cash used in operating activities of $2,835,728 for the period.

During the first nine months of 2009, we obtained no proceeds from the exercise of common stock options and warrants compared to $377,500 from the exercise of stock options and warrants during the first nine months of 2008.

Cash Burn Rate – Non-GAAP Financial Measurement

The Company uses a non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. The Company believes that both management and shareholders benefit from referring to cash burn rate, a non-GAAP financial measure, in planning, forecasting and analyzing future periods. Additionally, the cash burn rate provides meaningful information about the Company’s ability to meet its working capital needs.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
LOSS FROM OPERATIONS	(2,705,937)	(3,473,997)	(7,489,756)	(9,064,696)
NET MONTHLY LOSS FROM OPERATIONS	(901,979)	(1,157,999)	(832,195)	(1,007,188)
NON CASH OPERATING EXPENSES
Stock based compensation expense	1,580,919	2,278,231	4,119,774	4,840,489
Depreciation and amortization	130,527	113,710	394,030	335,133
TOTAL NON CASH OPERATING EXPENSES	1,711,446	2,391,941	4,513,804	5,175,622

NET CASH BURN	(994,491)	(1,082,056)	(2,975,952)	(3,889,074)
NET MONTHLY CASH BURN RATE	(331,497)	(360,685)	(330,661)	(432,119)

In October 2007, a new senior management team was put into place. Along with addressing the website performance issues, the management team focused their attention on reducing costs while maintaining the efforts to improve the performance of our websites. In November 2007, the management team terminated the majority of the consulting arrangements, closed the sales office in New York, and significantly reduced the headcount at the corporate headquarters. Based on the reductions initiated by the new management team, the net cash burn rate for the three and nine months ended September 30, 2009 dropped to $331,497 and $330,661 per month, respectively. We expect a net cash burn rate of approximately $330,000 per month for the remainder of 2009, excluding any promotional activities.

Based on the reduction of the net cash burn rate, we believe that our current cash balances are sufficient to finance our current level of operations through the remainder of 2009 and through the first quarter of 2010. We expect that during the fourth quarter we will accelerate our efforts to raise additional capital. We have delayed our capital raising efforts pending the operating results of our business through the third quarter. Because of the current global recession and the impact on the global credit markets, as well as the weak market for small cap stocks, any financing, if it occurs, will involve substantial dilution to existing shareholders. We have not budgeted significant capital expenditures for 2009. The capital expenditures for 2008 were primarily to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Forward-Looking Statements

The statements in this report relating to our expectations regarding future revenues, our belief that there is a direct correlation between website traffic and our ability to generate revenue, our belief regarding the sufficiency of our cash balances, our expectations regarding the Company’s future net cash burn rate, our liquidity and our capital raising efforts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

On September 22, 2009, the Company entered into a settlement agreement (the “Settlement”) with BRC. Under the Settlement, BRC’s indebtedness to the Company was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009. The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011. As collateral for the Note, BRC issued the Company a warrant (the “Warrant”) permitting the Company to receive up to a 30% membership interest in BRC upon default. If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date.

As a result of the Settlement and the Note, BRC and the Company agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice. Furthermore, BRC and the Company agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder. The parties have not yet agreed upon the essential language of the settlement documents and may return to litigation.

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

QUEPASA CORPORATION

November 6, 2009	/s/ JOHN ABBOTT
John Abbott
Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/s/ MICHAEL MATTE
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements. Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor to buy or sell the Company’s common stock has been included in the exhibit.

No.	Description	Incorporated By Reference
3.1	Certificates of Restated Articles of Incorporation	Form 10-QSB as filed with the SEC on August 15, 2007
3.2	Certificate of Designation	Form 10-Q as filed with the SEC on July 25, 2008
3.3	Amended and Restated Bylaws	Form 8-K as filed with the SEC on July 3, 2007
10.1	BRC Group, LLC Settlement Agreement	Filed with this report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report
32.2	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)	Furnished with this report

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael D. Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.

28