Form 10-K
period 2009-12-31
QUEPASA CORP
filed 2010-03-05
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $11,352,753 at the closing price of $0.72 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,747,211 shares were outstanding as of March 2, 2010

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2009.

PART I

Item 1.

Business

The Company

Quepasa Corporation (“Quepasa” or the “Company”), through its website Quepasa.com, is one of the fastest growing online social communities for young Hispanics.  Quepasa.com provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of importance to Hispanic users and is dedicated to empowering young Hispanics with the most entertaining online social community.  Quepasa.com is available in Spanish, English and Portuguese.

The Company focuses on expanding its community of members and is committed to providing a fun, easy-to-use website to enable Hispanics to share their interest, ideas and activities to help them embrace their heritage.  Anyone can join the Quepasa community for free by signing up on our website www.Quepasa.com.  Once signed up, members can create a profile page and personalize their page with a variety of background designs, photos, slideshows and videos that allow members to creatively express themselves.  Whenever we refer to Hispanics, we also include the large Portuguese speaking population of Brazil unless otherwise clear from the context.

Members may generate interactive community pages, or communities, to create customized pages to share news, pictures, upload videos, create blogs and receive update emails from other Quepasa members. Communities are a central focus for Quepasa.  Over 9,000 communities have been created over the past year and have contributed to Quepasa’s traffic growth.  Additionally, Quepasa believes that building interactive communities will help create an authentic Hispanic experience and help drive traffic to the website, such as:

o

the Sirena community which featured a Brazilian swimsuit contest in which 12 women were selected to appear in Sirena’s 2010 Swimsuit Calendar;

o

the Dr. Robert Rey health and beauty community which featured the prominent Beverly Hills plastic surgeon providing members unprecedented access to his expert advice on health, beauty and fitness; and

o

the Playboy Mexico community – in 2009, we launched a model search to find Cyber Girls of the Month for Playboy Mexico. Each woman chosen as a Cyber Girl appeared in a monthly edition of Playboy Mexico. One of these Cyber Girls will be chosen for the cover girl for a 2010 edition. We expect to replicate this feature for Playboy Brazil.

We are focused on expanding our communities of users and deepening their engagement on Quepasa by offering compelling Internet services and effectively integrating communities, personalization, and content to create a powerful user experience. We believe that expanding our communities of users will enhance the value of our users to advertisers and lead to increased spending by advertisers on our owned and operated sites and affiliate sites.

Product Development

Quepasa continually enhances, expands, and launches products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience.  Quepasa finds new and better ways for its members to connect and communicate with family and friends. Quepasa also helps advertisers connect with consumers most likely to be interested in their products, maximizing the advertisers’ marketing and advertising budgets.  We have focused on enhancing the overall user experience and retention of our users by developing several new interactive applications.

Most of our software and features are developed internally. However, we purchase technology and license intellectual property rights when the opportunity is strategically aligned, operationally compatible, and economically advantageous. We believe that Quepasa is not materially dependent upon licenses and other agreements with third parties relating to product development.

Distributed Social Media

Our business strategy is to focus on a social media platform in order to build ways that a company or fans of a brand can promote itself on our online communities.  We are pursuing media partners that want to engage their users through social features to drive viral consumption.

A social media platform is inherently viral through tools such as widgets and social recommendations.  This will result in content that will now be pushed to the social networks where the visitors are.  Thus, marketers and advertisers will be able to advertise where their customers are.

In 2009, we developed the Quepasa Distributed Social Media (“DSM”).  DSM is a viral advertising and contest platform which allows advertisers to have our members spread their message through the Internet, creating word-of-mouth advertising.  This tool allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by users across the most popular social media sites.  This is a highly effective ad service that allows brands to market their products to the broader Latino demographic without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.   With DSM, advertisers can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.

The DSM platform measures success by tracking the influential behavior of the contestants throughout the Internet. The virality of each user’s behavior is increased based on their reach and the reach of their friends on Quepasa.com and other networks.  We expect that our focus on DSM will provide a solid revenue stream as the measure of success is based on the volume of activity fostered and spread by brand ambassadors.  Our two initial programs are:

o

“Acapulco Revealed” campaign on behalf of the City of Acapulco, Mexico - Quepasa.com users are invited to build their ideal vacation to Acapulco based on Acapulco’s nightlife, beaches, adventure and culture.  Vacation packages will be awarded to those contestants who most effectively share their entry with friends and contacts across the web.

o

The “Summer Look” campaign for Marie Claire Magazine – Visitors to the website Marie Claire will be invited to upload a picture of themselves “that embodies originality, fashion and quality.”  Each week, users will invite their friends and family to the website to vote on their look.  Each week one winner will be awarded a prize with all weekly winners competing for a grand prize.

This approach to brand messaging and virality ensures better retention among users as the messaging comes from a trusted source

Virtual Goods and Currency

In the third quarter of 2009, we launched a dual currency virtual economy to reward usage for activity on our site through retention rewards and commerce via premium virtual gifting offerings. Our users can purchase virtual goods in the Quepasa gift store.  Some goods are purchased with QPoints which are earned in a number of ways including: spending time on the website, referring friends or filling out surveys.  Premium gifts can be purchased using QDollars, which can be bought with real money.  Currently, a substantial portion of our user base is actively engaging in virtual gifting with the usage of QPoints. Revenue to date on QDollars has not been material.

Social Applications

As social gaming and other viral applications continue to maintain their hold on the social networking audience, we plan on continuing to develop and partner with social application developers to provide top tier offerings. We have developed social applications to encourage users to return to the site and interact with other members.  The first application is a social flirtation application called “Papacito”. Users browse photos and choose other users they find attractive to create an anonymous flirting environment by trying to guess who in the game actually had an interest in their profile.  Additionally, we have created an application called QTweet that allows our users the ability to interact and communicate through a synchronization tool with the popular Twitter application.

Currently we are developing a feature rich Open Social Platform that allows third-party developers to submit and test their applications on our users. We expect this Open Social Platform will provide a strong foundation for user retention, by allowing a seamless exchange of information between other social networks and sites using the Open Social Platform.  In addition, we have entered into a partnership with SpeakTech, who pioneered development on the Open Social framework, to provide consultation and applications development resources.  Additionally, we have established agreements with key application developers that will allow their catalog to reach our multi-lingual audience.

We are also focused on an entry into the mobile application marketplace by developing companion applications for Quepasa.com original applications. We expect that the companion applications will be distributed on several major carriers in Latin America and will carry monthly subscription fees.

Community Content/Partnerships

A strong focus is being placed on maintaining and fostering a scaleable platform by providing users with the tools and content needed to fully immersive themselves within the Quepasa experience.  Our community content was a large focus in 2009 and we will continue to expand on the solid foundation already established. We expect that premiere content partnerships with established brands such as the UFC, NBA, Sony Pictures and several Latino musical artists, will drive content consumption and allow Quepasa to be a solid introduction to the Latin web audience for those brands to access the Latin American market. Our focus is on working with our content partners to ensure they have success with our expanding audience. These include a greater focus on site promotions, newsletter alerts and text messaging.

Quepasa will continue to focus on developing new partnerships to boost overall membership while enhancing the member experience.  Specifically, we are focusing our partnership efforts on entertainment, nightlife and gossip.

Revenue Sources

While most of our services are free to our users, we intend to generate revenue by providing marketing services and advertising opportunities to businesses and by establishing paying relationships with our users for premium services and products.

For advertising services, we can earn revenue as follows:

•

DSM campaigns;

•

Banner advertising – we earn revenue when an advertiser purchases advertising space within our website and “impressions” are delivered. An “impression” is delivered when an advertisement appears on our website and the page is viewed by members.  Bulletins allow ads to be posted directly to a user’s profile;

•

Other types of display advertising can earn revenue for Quepasa using various business models including cost per click, flat fee, and cost per acquisition;

•

We partner with offline properties and provide the online media component to their sponsorship packages. When the online sponsorship package is sold, we split the revenue with the content provider; and

•

We work with many of the leading online ad networks who specialize in delivering ads to the Latino audience online.

Membership Base

Our website has experienced rapid growth as reflected in the following table:

Month Ending	Number of Members
February 28, 2010	10,326,060
January 31, 2010	9,047,365
December 31, 2009	7,675,988
November 30, 2009	6,432,687
October 31, 2009	5,360,178
September 30, 2009	4,893,240
August 31, 2009	4,573,719
July 31, 2009	4,339,609
June 30, 2009	3,772,374
May 31, 2009	3,465,465
April 30, 2009	2,816,872
March 31, 2009	2,508,023
February 28, 2009	2,331,378
January 31, 2009	2,172,619

Our membership base consists of Hispanics in the U.S., Mexico, Brazil and other Latin American countries.  In March 2009, we launched Quepasa in Brazil.  Brazil is distinct from other Latin American countries because it is the only Portuguese speaking country in the Americas.  We are working with Playboy Mexico and Dr. Rey on marketing Quepasa in Brazil.  Dr. Rey was born and is a well known, idolized figure in Brazil.  Additionally, Brazilian Internet users are estimated to grow to 150 million by the end of 2010 and spend more time on the Internet than users in other countries, including the United Kingdom and Japan.

Hispanic Growth and Concentration

According to the United States Census Bureau and published sources, the Hispanic population:

•

totaled 46.9 million, or 15% of the total U.S. population, as of July 1, 2008, an increase of 1.5 million over the past year.

•

is expected to grow to 132.8 million, or 30% of the total U.S. population, by 2050, an increase of 97.1 million, or 272%, between 2000 and 2050;

•

is the fastest growing minority group at 3.2% in the U.S. by adding more than one of every two people to the U.S. population between July 1, 2007 and July 1, 2008; and

•

as of 2008, is the 2nd largest Hispanic population in the world.  Only Mexico (110 million) had a larger population than the U.S.

In addition, 16 states have at least 500,000 Hispanic residents and in 20 states Hispanics are the largest minority, which makes Hispanics in the United States an attractive demographic group for advertisers, enabling marketers to deliver messages cost effectively to a highly targeted audience through geographic targeted ad serving.

Hispanic Use of the Internet

The number of Internet users in Latin America is growing rapidly because of affordable computers, increased broadband availability and interest in social media.  According to Internet World Stats, as of 2008, the number of Internet users in Latin America was estimated at 179 million.  Latin America has shown an 890% growth in Internet penetration from 2000-2009 and now makes up 10% of the world Internet population.

According to Scarborough Research Firm, over half (54%) of U.S. Hispanics use the Internet today.  These users download more digital content than the general population, have a higher household income than the average U.S. Hispanic, and make online purchases.  In 2008, 43% of Hispanic users downloaded some form of digital content, such as music, podcasts, video games, etc. compared to 35% of the general population.  The average household income for all U.S. Hispanics is $54,000 compared to $67,000 for the U.S. Hispanic Internet user.  62% of Hispanic Internet users are online purchasers, spending an average of $762 per person annually.

Hispanic Purchasing Power

The purchasing power of Hispanic households is rapidly increasing.  According to the Selig Center, U.S. Hispanic purchasing power surged to $950 billion in 2008 and is projected to reach as much as $1.4 trillion by 2013.  During the past decade, the rate of growth was more than two times the overall national rate.

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

•

According to eMarketer, marketers will spend $2.35 billion to advertise on social networks in 2009, a 17% increase from 2008, and project double digit growth (11%) in 2010, reaching $2.6 billion; and

•

A study conducted by comScore World Metrix found that 87% of Internet users in Latin America used social networking sites in 2008.  This was an increase from 78% in 2007.

Quepasa is committed to capitalizing on this shift to Internet advertising and helping its advertisers create and execute Internet marketing strategies that both encourage its users to interact with our advertisers’ brands as well as provide valuable insights into their customer base.

We offer all of our services in English, Spanish and Portuguese, which we believe provides great value to advertisers seeking to reach the Hispanic audience. According to published sources, approximately 90% of Hispanic adults in the U.S. speak Spanish at home.  Moreover, Hispanics in the U.S. are expected to continue to speak Spanish because:

o

Approximately two-thirds were born outside the U.S.;

o

Hispanic immigration is continuing;

o

Hispanics generally seek to preserve their cultural identity; and

o

Hispanic population concentration encourages communication in Spanish.

Acquiring Members

We primarily rely on viral growth to acquire members.  We encourage our members to invite their friends to join to share the Quepasa experience.

With respect to our users, our sales and marketing activities are focused on developing the Quepasa brand within the Hispanic community in order to gain a competitive advantage that will enable us to attract, retain, and more deeply engage users and advertisers. We believe that our ability to obtain and retain users is also related to our ability to provide a fully trilingual site.  To date, we do not allocate any budget for the direct marketing efforts to acquire more users.   Our marketing efforts are simply focused on providing great entertainment content to our users and trusting that they will want to share this content with their friends. Our success with user acquisition has been solely dependent on “word of mouth” marketing by the Quepasa user base and our ability to deliver large volumes of email invitations to the contacts of our users.

In 2008, Quepasa focused on creating a new email system because major Internet service providers (“ISPs”) and websites providing email were blocking Quepasa’s emails inviting users to join Quepasa.  In order to avoid Quepasa’s invitations going straight to spam, Quepasa obtained a third party service provider to cause Quepasa to be whitelisted; this has dramatically improved email delivery to major ISPs, especially to popular free email services such as Hotmail, Gmail and Yahoo Mail.  As a result, Quepasa immediately saw increased traffic and increases in the number of new members, every subsequent month thereafter.  In November 2009, we formed a cross functional team dedicated to email management and deliverability.

Sales and Marketing

We sell our marketing services to businesses through both direct and indirect channels. Our main focus is on selling our marketing services and solutions to leading advertising agencies and marketers in the U.S., Mexico and Latin America.  For the portion of banner advertising inventory that we do not sell direct, we work with the leading ad networks to fill the unused ad inventory with banner advertisement aggregated by those ad network partners.

Quepasa employs sales professionals in Miami, Florida, Mexico City, Mexico (reopened in February 2010) and Sao Paulo, Brazil.  Our sales representatives consult regularly with agencies and advertisers on design and placement of online advertising, and provide customers with measurements and analysis of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns.

Intellectual Property

Our intellectual property includes trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through, copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the Quepasa trademark and our related trademarks to be valuable to Quepasa and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

Competition

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition for users, advertisers, publishers, and developers is from other social networking sites, such as Yahoo!Español, Facebook, MySpace Latino, MySpace, America Online Latin America StarMedia, Hi5, Orkut and Batanga and Terra.com and UOL.com . We also compete with these companies to obtain agreements with software publishers, ISPs, mobile carriers, device manufacturers and others to promote or distribute our services to their users.

The principal competitive factors relating to attracting and retaining users include functionality, performance, ease of use, usefulness, accessibility, integration, and personalization of the online services that we offer, the overall user experience and quality of support on Quepasa properties. The principal competitive factors relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the audience and/or demographic that can be accessed through the Quepasa network. “Effectiveness” for advertisers is delivering against advertisers’ targets, measuring those achievements against those targets and optimizing for these across the Quepasa network. “Effectiveness” for publishers is our advertising technology platforms and the monetization we are able to offer through our marketing services.

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

Employees

As of March 1, 2010, we employed approximately 71 employees, 59 individuals in Hermosillo, Mexico and 12 in the United States none of whom are represented by a labor union. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

Research and Development Expenses

During 2009 and 2008, we incurred $1,040,022 and $1,241,681 in research and development costs, respectively.

Corporate History

Quepasa was incorporated in the State of Nevada in June 1997 under the name Internet Century, Inc. and later changed its name to quepasa.com, Inc. to reflect our decision to operate a Spanish language portal and search engine.  On August 5, 2003, we changed our name to Quepasa Corporation.  In 2007, Quepasa moved away from being a bilingual search engine into a multilingual portal and Hispanic social network. With the evolution of the website into a Hispanic portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December 2007, the portal service of Quepasa was discontinued. Quepasa re-launched the site on February 6, 2008, to be solely a Hispanic social network with content provided by the user community. In August 2008, Quepasa again re-launched Quepasa.com with an improved user interface and enhanced technical capabilities.

Government Regulation

Advertising and promotional information presented to visitors on our website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the CAN-SPAM Act of 2003 and laws in the various Latin

American countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.  See our risk factors found elsewhere in this report for further discussion of government regulations.

Item 1A.

Risk Factors

Not applicable to smaller reporting companies.  However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our headquarters are located in West Palm Beach, Florida and consists of approximately 1,800 square feet of office space. The lease expires in March 2010. When this lease expires, we plan on moving offices with a lower rent expense as part of our cost cutting measures. We also lease office space in Scottsdale, Arizona and Los Angeles, California.  Our data centers are operated in Dallas, Texas and Tempe, Arizona. Our technical operations are provided in leased offices located in Hermosillo, Mexico. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations.

Item 3.

Legal Proceedings

None.

Item 4.

(Removed and Reserved).

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol “QPSA”.  Until June 2009, our common stock was listed on Nasdaq.  The last reported sale price of our common stock as reported by the Bulletin Board on March 2, 2010 was $3.90 per share.   As of March 2, 2010, there were approximately 627 shareholders of record.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
2009	March 31	$2.27	$0.74
	June 30	$1.06	$0.41
	September 30	$1.90	$0.70
	December 31	$2.50	$1.11

2008	March 31	$3.99	$2.23
	June 30	$3.29	$2.03
	September 30	$3.46	$1.77
	December 31	$3.22	$1.30

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Equity Compensation Plan Information

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	6,560,187	$1.15	360,413
Equity compensation plans not approved by security holders	753,038	$1.54	1,246,962
Total	7,313,225	$1.19	1,607,375

Recent Sales of Unregistered Securities

We have granted rights to securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.

Name	Date of Sale	No. of Securities	Reason for Issuance
Service provider	November 18, 2009	100,000 three-year warrants exercisable at $1.50 per share (1)	In consideration for investor relation services
Service provider	November 18, 2009	10,000 10-year stock options exercisable at $2.00 per share and10,000 10-year stock options exercisable at $3.00 per share (1)	In consideration for investor relation services

———————

(1)

These warrants/options did not vest and have expired.  We have not included any expense associated with these warrants/options for the period.

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors” which are located at the end of this Item 7.

Company Overview

With the evolution of our website into a social network, we expect future revenues will come from predominately our DSM service and display advertising.

Highlights for 2009 included:

o

In December 2009, we generated $300,000 in revenue from a single banner campaign.

o

Quepasa DSM – Launched in December 2009, this is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.

o

Our membership grew rapidly.  We had 7,675,988 at December 31, 2009 up from 1,914,623 a year earlier.

o

the Playboy Mexico community – in 2009, we launched a model search to find Cyber Girls of the Month for Playboy Mexico.  Each woman chosen as a Cyber Girl appeared in a monthly edition of Playboy Mexico.  One of these Cyber Girls will be chosen for the cover girl for a 2010 edition.  We expect to replicate this feature for Playboy Brazil.

o

In late March 2009, we became the first U.S.-based social networking site targeting Latinos to expand its reach into Latin America by launching our Brazilian website.  According to ComScore (September 2008), 85 percent of Brazilians age 15 and older visit a social networking site.

o

In September 2009, we introduced virtual gifting and virtual currency with QDollars and QPoints that can be bought or earned to send a broad range of virtual gifts from the Quepasa storefront.

o

In October 2009, we launched the Papacito dating application.  The application allows users to anonymously admire other users by adding them as their “Papacito”.  Users then have a limited number of guesses to choose who selected them.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of GAAP, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2009 and 2008 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the SEC issued guidance that allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP, for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we used the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. We have continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Contingencies

Quepasa accrues for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Income Taxes

Quepasa uses the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Results of Operations

Revenue Sources

During the year ended December 31, 2009, our revenues were generated from one principal source, revenues earned from the sale of banner advertising on our website, which generated $300,000 in December.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery.  Approximately 99% of our revenue came from banner advertising.  Consistent with GAAP, the Company recognizes advertising revenue from customers that are advertising networks, on a net basis, while advertising revenues earned directly from advertisers is recognized on a gross basis.

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

•

Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our CSMSA and Notes Payable discussed in Notes 5 and 6 of our Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets. In the year ended December 31, 2008, we recognized a one-time non-cash gain on extinguishment of debt resulting from termination of the CSMSA.

Comparison of the year ended December 31, 2009 with the year ended December 31, 2008

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the years ended December 31,
	2009	2008	Change ($)	Change (%)

REVENUES	$535,976	$56,006	$479,970	857%

OPERATING EXPENSES
Sales and marketing	455,427	382,193	73,234	19%
Product development and content	2,870,411	3,831,849	(961,438)	-25%
General and administrative	6,627,841	7,289,881	(662,040)	-9%
Depreciation and amortization	512,977	463,588	49,389	11%
Operating Expenses	10,466,656	11,967,511	(1,500,855)	-13%

LOSS FROM OPERATIONS	(9,930,680)	(11,911,505)	1,980,825	-17%

OTHER INCOME (EXPENSE):
Interest income	38,351	149,248	(110,897)	-74%
Interest expense	(603,607)	(930,816)	327,209	-100%
Gain/ (Loss) on disposal	(650)	(39,134)	38,484	-98%
Gain on extinguishment of debt	––	5,056,052	(5,056,052)	100%
Loss on settlement of receivable	(100,000)	––	(100,000)	100%
Other income	21,079	536,836	(515,757)	-96%
TOTAL OTHER INCOME (EXPENSE)	(644,827)	4,772,186	(5,417,013)	-114%

NET LOSS	$(10,575,507)	$(7,139,319)	$(3,436,188)	48%

Revenues

Our revenues were $535,976 for the year ended December 31, 2009, an increase of $479,970 compared to $56,006 in 2008 as a result of the significant increase in new members and website traffic during the 4th quarter of 2009. In February 2008, we re-launched our website as a Hispanic social network with content provided by the user community. Website traffic has experienced significant increases since the re-launch in February 2008. The site had 24,982,695 unique visitors in 2009, a 315% increase from 6,014,865 unique visitors in 2008.  We believe there will be a direct correlation between website traffic and our ability to increase revenues.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members. In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com. In order to avoid Quepasa’s invitations going straight to spam,  we obtained a third party service provider to assist Quepasa to be whitelisted; which has dramatically improved email delivery to major ISPs and substantially increased the number of Quepasa.com invitation emails that reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.  Registered users at December 31, 2009 and 2008 were 7,675,988 and 1,914,623, respectively. An increase of over 301% in 2009.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $73,234, or 19%, to $455,427 for the year ended December 31, 2009 from $382,193 in 2008. During the year ended December 31, 2009, we had increases in commissions of $52,000 resulting from the increase in revenues and increases in salaries of $66,000. The increases were partially offset by a decrease of $40,000 due the shutdown of the Mexico City sales office in the first quarter of 2008.

Product Development and Content: Product development and content expenses decreased $961,438, or 25%, to $2,870,411 for the year ended December 31, 2009 from 3,831,849 in 2008. This decrease is attributable to a focused effort to reduce costs and focused development effort. During the year ended December 31, 2009, we had decreases in various consulting fees of $187,000, a decrease in stock based compensation of $441,000, a decrease in U.S. salaries of $40,000, and a decrease in salaries and associated payroll costs of $202,000 in Mexico due to the favorable exchange rates for our product development and technology personnel within Quepasa.com de Mexico.

General and Administrative: General and administrative expenses decreased $662,040, or 9%, to $6,627,841, for the year ended December 31, 2009 from 7,289,881 in 2008. The significant changes consisted of:

•

a decrease in professional fees of $85,000, primarily made up of decreases in accounting fees of $138,000 partially offset by an increase in legal fees of $68,000;

•

a decrease in travel related expenses of $60,000;

•

a decrease in stock based compensation of $359,000;

•

a decrease in rent expenses of $195,000, due to the closing of our Scottsdale, AZ headquarters;

•

a decrease in salaries and related payroll costs of $93,000, due to a reduction in headcount and a reduction of some salaries in exchange for stock based compensation;

•

partially offset by an increase in managed hosting cost of $83,000 for the new data center in Dallas;

•

impairment of an intangible asset of $67,000; and

•

an increase in Internet reporting fees of $50,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $809,634 to $5,626,436 for the year ended December 31, 2009 from $6,436,070 in 2008. This decrease is attributable to a reduction in overall headcount. Stock based compensation expense represented 54% of operating expenses for the years ended December 31, 2009 and 2008.  At December 31, 2009, we had $4,314,589 of unrecognized stock based compensation expense, almost all of which we expect to recognize over the next three quarters.

	For the year ended December 31,
	2009	2008

Sales and marketing	$137,427	$147,601
Product and content development	873,313	1,314,013
General and administrative	4,615,696	4,974,456
Total Stock Based Compensation	$5,626,436	$6,436,070

Stock Based Compensation expense is composed of the following:

	For the year ended December 31,
	2009	2008

Vesting of stock options	$5,449,170	$6,101,143
Extension of warrants	––	51,657
Issuance (cancellation) of common stock for professional services	(20,471)	319,971
Issuance of common stock to directors for compensation	22,992	98,543
Amortization of prepaid expenses	174,745	(135,244)
Total Stock Based Compensation	$5,626,436	$6,436,070

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense increased $49,389, or 11%, to $512,977 for the year ended December 31, 2009 from $463,588 in 2008. This increase is attributable to fixed asset additions to create a primary data center in the Dallas, Texas metropolitan area leaving the redundant data center in the Phoenix, Arizona metropolitan area as a backup.

Other Income (Expense): Other income decreased $5,417,013 to an expense of $644,827 for the year ended December 31, 2009 from other income of $4,772,186 in 2008. The decrease is primarily attributable to a gain on the extinguishment of debt of $5,056,052 recorded in the second quarter of 2008 as a result of the termination of the CSMSA discussed in Note 4 of the consolidated financial statements.  This decrease is also attributable to a writeoff of $100,000 of a note receivable as discussed in Note 3 of the consolidated financial statements.  In addition, there was a reduction of $111,000 in interest income due to lower interest rates and lower cash balances.  The decrease is partially offset by a reduction in interest expense of $327,000 due to the termination of the CSMSA and a loss of $39,000 on the disposal of office furniture and equipment associated with the closure of our Scottsdale, Arizona office.

Liquidity and Capital Resources

	For the year ended December 31,
	2009	2008

Net cash used in operating activities	$(3,878,474)	$(5,332,553)
Net cash used in investing activities	$(19,733)	$(739,353)
Net cash provided by financing activities	$––	$7,337,019

Cash used in operating activities for the year ended December 31, 2009 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $3,878,474 for the year ended December 31, 2009 compared to $5,332,553 for 2008. For the year ended December 31, 2009, net cash used by operations consisted primarily of a net loss of $10,575,507 less non-cash expenses of $512,977 in depreciation and amortization, $289,397 in non-cash interest, $291,407 in amortization of discounts on notes payable and debt issuance costs, loss of $100,000 on settlement of a receivable, $67,000 for the write-off of an intangible asset and $5,451,691 related to the vesting of stock options, and issuance (cancellation) of common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts receivable of $327,320, offset by decreases in other current assets and other assets of $233,104 and increases in accounts payable and accrued expenses of $55,548. Cash used in operating activities for the year ended December 31, 2008 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include a gain on the extinguishment of debt, depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. For the year ended December 31, 2008, net cash used by operations consisted primarily of a net loss of $7,139,319 plus a gain on extinguishment of debt of $5,056,052 and a write-off of invoices totaling $508,610, offset by non-cash expenses of $463,588 in depreciation and amortization, $641,282 in non-cash interest, $272,246 in amortization of discounts on notes payable and debt issuance costs, $39,134 loss on the disposal of fixed assets, and $6,610,814 related to the vesting of stock options, extension of warrants, and issuance common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in accounts payable and accrued expenses of $442,378, offset by decreases in other current assets and other assets of $193,417.

Our capital expenditures were $20,483 for the year ended December 31, 2009, compared to capital expenditures of $399,954 for 2008. Net cash used in investing activities for the year ended December 31, 2008 is primarily attributable to Investment in BRC/La Alianza of $350,000, see note 3 of the condensed consolidated financial statements.

There was no cash flow from financing activities during the year ended December 31, 2009. Net cash provided by financing activities for the year ended December 31, 2008 came from net proceeds of $6,959,519 from our borrowing in January 2008. See note 6 of the condensed consolidated financial statements. Cash proceeds from the exercise of stock options and warrants was $377,500 for the year ended December 31, 2008.

	December 31, 2009	December 31, 2008

Cash and cash equivalents	$1,028,267	$4,932,629
Total assets	$2,250,391	$6,741,705
Percentage of total assets	46%	73%

Quepasa had a positive working capital of $1,050,212 at December 31, 2009 which consists primarily of cash.

Cash Burn Rate – Non-GAAP Financial Measurement

Management uses a non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. We believe that both management and shareholders benefit from referring to cash burn rate, a non-GAAP financial measure, in planning, forecasting and analyzing future periods. Additionally, the cash burn rate provides meaningful information about Quepasa’s ability to meet its working capital needs.

	For the year ended December 31,
	2009	2008

LOSS FROM OPERATIONS	(9,930,680)	(11,911,505)

NON CASH OPERATING EXPENSES
Stock based compensation expense	5,626,436	6,436,070
Depreciation and amortization	512,977	463,588
TOTAL NON CASH OPERATING EXPENSES	6,139,413	6,899,658

NET CASH BURN	(3,791,267)	(5,011,847)
NET MONTHLY CASH BURN RATE	(315,939)	(417,654)

We expect a net cash burn rate of approximately $315,000 per month for 2010, excluding any promotional activities and growth of advertising revenues.

We have budgeted capital expenditures of $415,000 for 2010, which will allow us to continue to grow the business given our member growth and allow us to be able to run DSM campaigns

As of the date of the filing of this report, we have $419,105 in cash and $605,477 in accounts receivable. Management does not believe that we have sufficient working capital to operate beyond May 31, 2010.  With our net cash burn rate, this forecast assumes that we collect approximately $500,000 in accounts receivables by early April 2010.  Our management has been focused on completing a financing through the sale of equity or debt securities.  To remain operational through December 31, 2010, we will need to raise at least $2,000,000 in net proceeds. The current global recession and volatility of the financial markets could significantly impact our debt or equity.   At the same time that we are seeking to raise capital, we expect that our marketing efforts in Mexico will generate a minimum of $3,000,000 in revenues from Mexican government units over the next 12 months including $300,000 of revenues generated in the fourth quarter of 2009.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $3,000,000 in revenues, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward-Looking Statements

The statements in this report relating to our future liquidity, our anticipated capital expenditures, our belief that building interactive communities will help create an authentic Hispanic experience and drive traffic to the website, expectations regarding replicating Cyber Girl Mexico in Brazil, our belief that expanding our communities will lead to increased spending by advertisers on our owned and operated sites and our affiliates’ sites, expected revenue from our DSM service, our plans regarding developing and partnering with social platform developers to provide top tier social media offerings, expectations regarding social media, expectations regarding companion applications, expectations regarding our premiere content partnerships and the ability of these partnerships to drive content consumption, continuing to develop partnerships to boost overall memberships, our plan to generate revenue by providing marketing services and advertising opportunities to businesses and by establishing paying relationships with our users for premium services and products and our belief that there is a direct correlation between website traffic and our ability to increase revenues, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to invest in Quepasa. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risks Related to Quepasa

If we do not complete a financing, our ability to continue as a going concern is in substantial doubt.

We incurred net losses of approximately $10.5 million in 2009 and $7.1 million in 2008. We anticipate these losses will continue for the foreseeable future.  We have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern.  Although substantially higher in 2009 than in 2008, our revenues are not significant.  We believe that our limited working capital will permit us to remain operational only through May 31, 2010.  Accordingly, we must raise at least $2,000,000 to have sufficient working capital through December 31, 2010.  To the extent our revenues increase in 2010, we will be able to remain operational for a longer period.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital to enable us to remain operational.

Because of our continuing losses, we have working capital to permit us to remain in business only through May 31, 2010.  As a result, we are actively seeking to raise funds through the sale of equity or debt securities.  Because of the severe impact that the recession has had on the capital and credit markets, we may be adversely affected in our ability to raise capital. Even if we secure additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because of the severity of the global economic recession, advertisers may reduce their spending.

As the global economy continues to deteriorate, we may find that advertisers will reduce Internet advertising which would reduce the potential for future revenue. Also, Mexico is a very important market for us. The recession has had a severe impact on the Mexican economy, and its currency—the peso—has fallen dramatically against the dollar reflecting its economic weakness. These events will result in a number of adverse effects upon us including increasing our borrowing costs, reducing our gross profit margins, reducing our ability to borrow, and reducing our ability to grow our business.  Also, we may find that advertisers may delay in paying us. These events would have a material and adverse effect upon us.

If we are unable to enter into partnerships with third parties to provide them our social network platform, we may be unsuccessful in increasing the viewers and members of our website.

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

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members will suffer and our revenue will decrease.

Part of our success is dependent upon our social networking members interacting with our website and contributing to our viral advertising platform.  If our DSM platform is unsuccessful and our members do not spread our advertisers’ messages throughout the Internet, our operating results will suffer.

The majority of our members do not visit our website frequently and spend a limited amount of time when they visit.  If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users to our website and our financial results will suffer.

If technologies are developed that block our email invitations to join Quepasa or our advertising displays, we may be unable to obtain additional memberships or revenue from advertisements which would adversely affect our operating results.

We send mass emails to attract users to our website. We believe that our business will continue to rely on this method for attracting users in the foreseeable future. If we are unable to send these advertisements on cost-effective terms, this could limit our ability to attract users cost-effectively.

In 2008, a large number of our email invitations were going straight into potential members’ spam folders.  We retained a third party service provider, which caused Quepasa to be whitelisted or have major ISPs accept delivery of Quepasa emails. This has dramatically improved email delivery to major ISPs. We cannot assure you this will continue.  We recently formed a cross-functional team dedicated to email management and deliverability and hired a Director of Deliverability.  We cannot assure you that this will stop the inconsistent delivery of our emails to potential members.  Additionally, technologies may be developed that can block the display of our ads and hinder our ability to generate revenues.  Unsuccessful email delivery could stunt our ability to monetize our products.  As a result, any email or ad-blocking technology could, in the future, adversely affect our operating results.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising. We expect that large advertisers will continue to increase their advertising efforts on the Internet. If we fail to convince these companies to spend a portion of their advertising budgets with us, our operating results would be harmed.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face formidable competition from other companies that seek to connect young Hispanics online.  Our primary competitors are other companies providing portal and online community services, especially to the Spanish-language Internet users, such as Yahoo!Español, Facebook, MySpace Latino, America Online Latin America, StarMedia, Hi5, Orkut, Batanga, Terra.com and UOL.com.  All of these companies have longer operating histories and more established relationships with customers.  They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers.  Yahoo and America Online also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content and products and services.

If we are unable to expand the number of users to our website and generate sufficient revenue from Internet advertising, your investment may be jeopardized.

In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website.  Advertisers reply upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors.  These metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them.  If we unable to attract sufficient users, we will not generate sufficient revenue and your investment may be jeopardized.

Advertising is currently a significant part of our business model. The success of our business depends in part on our ability to offer our advertising customers access to a large audience of users. As a result, it is critical to our success that we continually add substantial numbers of new users including many who regularly visit our website. If we are unable to meet these goals, we will not be able to generate substantial revenue.

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

If our cost reduction initiatives do not yield anticipated benefits or if we do not manage our operating expenses effectively, our business could be affected.

We have implemented cost reduction initiatives designed to better align our operating expenses with our revenue projection and working capital, including reducing our headcount, consolidating space and terminating leases. We plan to continue to implement these initiatives and to manage costs to better and more efficiently manage our business. Our cost reduction initiatives, however, might not yield the anticipated benefits. Our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Quepasa brand, and fund product development. In addition, deteriorating economic conditions or other factors could cause our business to contract requiring us to implement additional cost cutting measures. If we do not recognize the anticipated benefits of our cost reduction initiatives, our expenses increase at a greater pace than our current cash burn, or we fail to implement additional cost cutting measures, if required, in a timely manner, our ability to continue as a going concern will be in question.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, John Abbott, Chief Executive Officer, Michael Matte, Chief Financial Officer and Louis Bardov, Chief Technology Officer are important to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Abbott, Matte or Bardov and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue, and damage our brand. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

Our success and ability to compete are often dependent upon internally developed software technology that we developed for our Quepasa.com website. While we rely on copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements or our services and reliable maintenance are more essential to establishing a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, making it more difficult for us to compete.

If Government regulation of the Internet increases, it may adversely affect our business and operating results.

We may be subject to additional operating restrictions and regulations in the future. Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, federal and state governments are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Political factors may cause governments to restrict Internet Social Networking usage as has occurred in Non-Hispanic countries. Other countries, including Venezuela, may begin to restrict the usage of Internet Social Networks.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•

The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•

The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

•

The Communication Decency Act is intended to provide statutory protections to online service providers who distribute third party content.

•

Some data protection laws such as California’s Information Practices Act require notifying users when there is a security breach of personal data.

•

There have been several bills introduced in the Congress in recent years relating to protecting privacy. As with any change in Presidential administration, especially to one more likely to protect privacy, new legislation in this area may be enacted.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways.  As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, it is anticipated that new legislation may be adopted by federal and state governments with respect to user privacy.  Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws.  The restrictions imposed by and cost of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

If there are changes in regulations or user concerns regarding privacy and protection of user data, or we fail to comply with such laws, it could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. We have posted on our and many of our affiliates’ websites our own privacy policies and practices concerning the collection, use, and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy or data protection-related matters could result in a loss of user confidence in us, damage to the Quepasa brand, and ultimately in a loss of users, and advertising partners, or which could adversely affect our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If we fail to prevent click fraud or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability might decline.

A portion of our revenue arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Quepasa properties and affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising and marketing programs which could lead the advertisers to become dissatisfied and they might refuse to pay or demand refunds. This could damage our brand and lead to a loss of advertisers and revenue. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

If there is new tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that, governments of states or foreign countries might attempt to tax our activities.  As the recession placed budgetary pressures on governments, it is possible that they may seek to tax all Internet sales.  New or revised tax regulations may subject us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet. Any of these events could have an adverse effect on our business and results of operations.

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

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•

changes in the growth rate of our members,

•

changes in the usage of Quepasa.com by our members,

•

independent reports relating to the metrics of our website, including the number of visitors,

•

our failure to generate increases in revenue,

•

our failure to achieve or maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of significant business relationships,

•

changes in market valuations of similar companies,

•

the loss of major advertisers,

•

future acquisitions,

•

the departure of key personnel,

•

short selling activities, or

•

regulatory developments.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because our officers and directors do not solely by virtue of their ownership of our common stock control Quepasa, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors beneficially own 1,380,963 shares or 10.8% of our outstanding shares of common stock.  By including shares of common stock which are issuable upon exercise of options and warrants held by them, they beneficially own 7,736,618 shares or 40.5%.  If all of our equity equivalents are exercised, we would have 24,276,336 shares outstanding.  For that reason, it may be easier for a third party to obtain control of Quepasa and change the direction of our business.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of the date of this report, we had outstanding 12,747,211 shares of common stock of which our directors and executive officers beneficially own 1,380,963 which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of Quepasa, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of ours may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions,

(iii)

filing of Form 144, and

(iv)

volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the 1% of the total number of outstanding shares.

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

Item 8.

Financial Statements and Supplementary Data

See pages F-1 through F-20.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Not applicable for smaller reporting companies.

Item 9A(T).

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference in our 2010 Proxy Statement.

Item 11.

Executive Compensation

The information required by this Item is incorporated by reference in our 2010 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference in our 2010 Proxy Statement.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference in our 2010 Proxy Statement.

Item 14.

Principal Accountant Fees and Services

The information required by this Item is incorporated by reference in our 2010 Proxy Statement.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

(2) Financial Statements Schedule

(3) Exhibits

No.	Description
3.1	Restated Articles of Incorporation	Contained in Form 10-QSB filed on August 15, 2007	3.1
3.2	Certificate of Designation	Contained in Form 10-Q filed on July 25, 2008	3.2
3.3	Amended and Restated Bylaws	Contained in Form 8-K filed on July 3, 2007	3.2
10.1	John Abbott Employment Agreement	Contained in Form 8-K filed on October 30, 2007	10.2
10.2	John Abbott Amendment to Employment Agreement	Contained in Form 10-KSB filed on March 31, 2008	10.18
10.3	Michael Matte Employment Agreement	Contained in Form 8-K filed on October 30, 2007	10.3
10.4	Michael Matte Amendment to Employment Agreement	Contained in Form 10-KSB filed on March 31, 2008	10.21
10.5	Louis Bardov Employment Agreement	Contained in Form 10-Q filed on July 25, 2008	10.18
10.6	MATT Inc. and MATTF Termination Agreement	Contained in Form 10-Q filed on July 25, 2008	10.19
10.7	Valdez Consulting Agreement	Contained in Form 10-KSB filed on March 31, 2008	10.34
10.8	2006 Stock Incentive Plan	Contained in Form 8-K filed on July 3, 2007	10.1
14.1	Code of Conduct and Ethics	Contained in this report
21.1	List of Subsidiaries	Contained in this report
23.1	Consent of Salberg & Co., P.A.	Contained in this report
31.1	Certification of Principal Financial Officer (Section 302)	Contained in this report
31.2	Certification of Principal Financial Officer (Section 302)	Contained in this report
32.1	Certification of Principal Executive Officer (Section 906)	Furnished with this report
32.2	Certification of Principal Financial Officer (Section 906)	Furnished with this report

Copies of any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request therefore to Michael Matte, Quepasa Corporation, 224 Datura Street, Suite 1100, West Palm Beach, FL 33401.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2010

Quepasa Corporation

By:	/s/ John Abbott
John Abbott Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael Matte	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 4, 2010
Michael Matte

/s/ John Abbott	Chairman of the Board of Directors	March 4, 2010
John Abbott

/s/ Alonso Ancira	Director	March 4, 2010
Alonso Ancira

/s/ Ernesto Cruz	Director	March 4, 2010
Ernesto Cruz

/s/ James Ferris	Director	March 4, 2010
James Ferris

/s/ Malcolm Jozoff	Director	March 4, 2010
Malcolm Jozoff

/s/ Lionel Sosa	Director	March 4, 2010
Lionel Sosa

/s/ Dr. Jill Syverson-Stork	Director	March 4, 2010
Dr. Jill Syverson-Stork

/s/ Jeffrey Valdez	Director	March 4, 2010
Jeffrey Valdez

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Quepasa Corporation

We have audited the accompanying consolidated balance sheets of Quepasa Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2009 of $10,575,507 and $3,878,474, respectively, and has a stockholders' deficit and an accumulated deficit of $3,902,660 and $159,334,739, respectively, at December 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 4, 2010

QUEPASA CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,028,267	$4,932,629
Accounts receivable, net of allowance of $37,000 and $6,000, respectively	310,781	21,775
Other current assets	190,513	397,582
Total current assets	1,529,561	5,351,986

Property and equipment, net	422,548	916,442
Note Receivable, net of discount in 2008	250,000	274,595
Other assets	48,282	198,682
Total assets	$2,250,391	$6,741,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$118,001	$60,694
Accrued expenses	180,288	182,047
Accrued dividends	167,250	55,750
Unearned grant income	13,810	29,545
Total current liabilities	479,349	328,036

Notes payable, net of unamortized discount of $1,929,885 and $2,216,529, respectively	5,673,702	5,074,858
Total liabilities	6,153,051	5,402,894

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.001 par value; authorized 5,000,000 shares; 25,000 - shares of Series A Convertible issued and outstanding at December 31, 2009 and December 31, 2008	25	25

Common stock, $.001 par value; authorized - 50,000,000 shares; 12,743,111 shares issued and outstanding at December 31, 2009 and 12,715,411 shares issued and outstanding at December 31, 2008	12,743	12,715
Additional paid-in capital	155,425,366	149,973,703
Accumulated deficit	(159,334,739)	(148,647,732)
Accumulated other comprehensive income	(6,055)	100
Total stockholders’ equity (deficit)	(3,902,660)	1,338,811
Total liabilities and stockholders’ equity (deficit)	$2,250,391	$6,741,705

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2009	2008

REVENUES	$535,976	$56,006
OPERATING COSTS AND EXPENSES:
Sales and marketing	455,427	382,193
Product development and content	2,870,411	3,831,849
General and administrative	6,627,841	7,289,881
Depreciation and amortization	512,977	463,588
TOTAL OPERATING COSTS AND EXPENSES	10,466,656	11,967,511
LOSS FROM OPERATIONS	(9,930,680)	(11,911,505)
OTHER INCOME (EXPENSE):
Interest income	38,351	149,248
Interest expense	(603,607)	(930,816)
Gain (Loss) on disposal, net	(650)	(39,134)
Gain on extinguishment of debt	––	5,056,052
Loss on settlement of receivable	(100,000)	––
Other income (expense), net	21,079	536,836
TOTAL OTHER INCOME (EXPENSE)	(644,827)	4,772,186
LOSS BEFORE INCOME TAXES	(10,575,507)	(7,139,319)
Income taxes	––	––
NET LOSS	$(10,575,507)	$(7,139,319)
Preferred stock dividends	(111,500)	(55,750)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(10,687,007)	$(7,195,069)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.84)	$(0.57)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, BASIC AND DILUTED:	12,725,894	12,621,621

NET LOSS	$(10,575,507)	$(7,139,319)
Foreign currency translation adjustment	(6,155)	(5,765)
COMPREHENSIVE LOSS	$(10,581,662)	$(7,145,084)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2009 and 2008

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance—December 31, 2007	––	$––	12,284,511	$12,285	$138,880,462	$(141,452,663)	$5,865	$(2,554,051)
Vesting of stock options for compensation					6,101,143			6,101,143
Re-pricing of warrants					1,605,382			1,605,382
Extension of warrants					51,657			51,657
Issuance of common stock for professional services			95,000	95	359,376			359,471
Issuance of common stock to directors for compensation			35,900	35	98,508			98,543
Issuance of preferred stock	25,000	25			2,499,975			2,500,000
Exercise of stock options			300,000	300	377,200			377,500
Preferred stock dividends						(55,750)		(55,750)
Foreign currency translation adjustment							(5,765)	(5,765)
Net loss						(7,139,319)		(7,139,319)
Balance—December 31, 2008	25,000	$25	12,715,411	$12,715	$149,973,703	$148,647,732)	$100	$1,338,811
Vesting of stock options for compensation					5,449,170			5,449,170
Issuance (cancellation) of common stock for professional services					(20,471)			(20,471)
Issuance of common stock to directors for compensation			27,700	28	22,964			22,992
Preferred stock dividends						(111,500)		(111,500)
Foreign currency translation adjustment							(6,155)	(6,155)
Net loss						(10,575,507)		(10,575,507)
Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,575,507)	$(7,139,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512,977	463,588
Gain on extinguishment of debt	––	(5,056,052)
Write-off of accounts payable	––	(508,610)
Loss on settlement of receivable	100,000	––
Impairment of intangible asset	67,000	––
Extension of warrants	––	51,657
Vesting of stock options for compensation	5,449,170	6,101,143
Issuance of common stock to directors for compensation	22,992	98,543
Issuance (cancellation) of common stock for professional services	(20,471)	359,471
Loss / (Gain) on disposal of property and equipment	650	39,134
Grant income	(15,735)	(36,372)
Bad debt expense	38,314	10,820
Non-cash interest related to notes receivable	(22,803)	(29,348)
Non-cash interest related to MATT.org agreement	––	379,243
Non-cash interest related to notes payable	312,200	291,387
Amortization of discounts on notes payable and debt issuance costs	291,407	272,246
Changes in operating assets and liabilities:
Accounts receivable	(327,320)	5,711
Other current assets and other assets	233,104	(193,417)
Accounts payable and accrued expenses	55,548	(442,378)
Net cash used in operating activities	(3,878,474)	(5,332,553)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	750	10,601
Purchase of property and equipment	(20,483)	(399,954)
Advance to BRC / La Alianza	––	(350,000)
Net cash used in investing activities	(19,733)	(739,353)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	––	377,500
Debt issuance costs associated with issuance of notes payable	––	(40,481)
Proceeds from the issuance of notes payable	––	7,000,000
Net cash provided by financing activities	––	7,337,019
Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(3,898,207)	1,265,113
Effect of foreign currency exchange rate on cash	(6,155)	(5,765)
Net decrease in cash and cash equivalents	(3,904,362)	1,259,348
Cash and cash equivalents at beginning of period	4,932,629	3,673,281
Cash and cash equivalents at end of period	$1,028,267	$4,932,629

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$––	$––
Cash paid for income taxes	$––	$––

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reduction in exercise prices of outstanding warrants recorded as additional paid-in capital	$––	$1,605,382
Preferred shares exchanged for long-term debt, recorded as preferred stock and additional paid-in capital	$––	$2,500,000
Preferred stock dividends accrued and charged to accumulated deficit	$111,500	$55,750
Warrants recorded as investment assets	$––	$104,753
Revaluation of warrants recorded as debt discount and additional paid-in capital	$––	$1,605,382
Write-off of Jet Rights recorded as debt discount	$––	$878,942

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. In 2007, the Company transitioned from being a bilingual search engine into a Latino social network. With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from advertising. The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by the user community. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of importance to users, such as games and virtual economy. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by the Company’s wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported net losses and operating activities have used cash, and the Company has a stockholders’ deficit at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company reported a net loss of approximately $10.6 million for the year ended December 31, 2009, and operating activities used cash of approximately $3.9 million during the year ended December 31, 2009, and as of December 31, 2009, the Company had a stockholders’ deficit of $3.9 million and accumulated losses from inception of $159.3 million.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors. Management does not believe the Company has sufficient working capital to operate beyond May 31, 2010 with the current working capital on hand.  With our net cash burn rate, this forecast assumes that we collect approximately $500,000 in accounts receivables by early April 2010.  Our management has been focused on completing a financing through the sale of equity or debt securities.  To remain operational through December 31, 2010, we will need to raise at least $2,000,000 in net proceeds. The current global recession and volatility of the financial markets could significantly impact our debt or equity.   At the same time that we are seeking to raise capital, we expect that our marketing efforts in Mexico will generate a minimum of $3,000,000 in revenues from Mexican government units over the next 12 months including $300,000 of revenues generated in the fourth quarter of 2009.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $3,000,000 in revenue, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

At December 31, 2009, the Company has cash and cash equivalents of approximately $1.0 million and working capital of $1.1 million, compared to cash and cash equivalents of approximately $4.9 million and a working capital of $5.0 million at December 31, 2008.  At December 31, 2009, the Company had total stockholders’ deficit of $3.9 million as compared with total stockholders’ equity of $1.3 million at December 31, 2008.  The Company’s financial position and condition has deteriorated from December 31, 2008 to December 31, 2009 and the Company does not have sufficient cash to meets it needs for the next twelve months.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quepasa.com de Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at December 31, 2009 approximated $778,000.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivables, valuation of the discount on notes payable, valuation of equity instruments granted for services, valuation of repricing of warrants, valuation of preferred stock issued in exchange for liabilities and recorded gain on extinguishment and valuation of deferred tax assets.

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

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

During the year ended December 31, 2009, our revenue was generated from one principal source, revenue earned from the sale of banner advertising on our website.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website. We recognize revenue related to banner advertisements upon delivery.  Approximately 99% of our revenue came from banner advertising. Consistent with GAAP, the Company recognizes advertising revenue from customers that are advertising networks, on a net basis, while advertising revenues earned directly from advertisers is recognized on a gross basis.

Virtual Currency Revenue: In the third quarter of 2009, we launched a dual currency virtual economy to reward usage for activity on our site through retention rewards and commerce via premium virtual gifting offerings. Our users can purchase virtual goods in the Quepasa gift store.  Premium gifts can be purchased using QDollars, which can be bought with real money, generating virtual currency revenue.  We recognize revenue related to virtual currency upon purchase. Revenue to date on QDollars has not been material

Income Taxes

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for uncertainty in income tax positions. This guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of this guidance were effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, cash flows, and results of operations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $14,500 and $28,535, respectively.

Research and Development

The Company incurred research and development costs of $1,040,022 and $1,241,681 during the years ended December 31, 2009 and 2008, respectively.

Other Income/Expense

Other income on the consolidated statement of operations for 2009 was primarily made up of grant income of $16,627. Other income on the consolidated statement of operations for 2008 was primarily made up of the reversal of contingent invoices totaling $508,610 initially recorded in the third quarter of 2007 for a technical consultant. The Company and the technical consultant entered into a mutual release of any obligation.

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

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2009	2008

Stock options	7,333,225	6,684,687
Warrants	4,200,000	4,432,500
Totals	11,533,225	11,117,187

Long-Lived Assets

In accordance with GAAP, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset. During the year ended December 31, 2009, impairment was recognized on an intangible asset for a writeoff of $67,000 and the expense is included in General and Administrative expense. No asset impairment occurred during the year ended December 31, 2008.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and  assumptions developed by us, which reflect those that a market participant would use.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

We currently measure and report intangible assets at fair value.  The intangible asset is adjusted to fair value using level three unobservable inputs to a present value of cash flows model. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Balance at December 31, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant Unobservable inputs

Assets:
Intangible Asset	$––	$––	$––	$0
Total financial assets	$––	$––	$––	$––

Following is a roll forward through December 31, 2009 of the fair value of the intangible asset:

Fair Value of Intangible Asset

Balance at December 31, 2008	$67,000
Change in fair value included in net loss	(67,000)
Ending balance at December 31, 2009	$0

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within the Company’s website, are charged to expense as incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The Company has elected to use the simplified method described in GAAP to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Significant Customers and Concentration of Credit Risk

During 2009, one customer comprised 55% of total revenues.  During 2008, one customer comprised 19% of total revenues.

One customer comprised 86% of total accounts receivable as of December 31, 2009.  Two customers comprised 34% and 18% of total accounts receivable as of December 31, 2008

Leases

In accordance with GAAP, the Company performs a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Contingencies

The Company accrues for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Accounting Pronouncements

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the sole authoritative source for Generally Accepted Accounting Principals (GAAP) in the United States of America and superceded all previous Level a – d sources of US GAAP.

The following discusses non-authoritative accounting standards adopted by various bodies that have been incorporated into the authoritative FASB Codification:

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

In May 2008, the FASB issued guidance that requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Through December 31, 2009, there was no impact of adopting this guidance on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. This guidance was effective for fiscal years beginning after December 15, 2008. Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial position and results of operations.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

In March 2008, the FASB issued guidance that amends and expands the disclosure requirement for derivative instruments and hedging activities. It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under GAAP, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company as of January 1, 2009. Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial position and results of operations.

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

Note 2—Property and Equipment

Property and equipment consist of the following:

	December 31, 2009	December 31, 2008

Computer equipment	$1,796,197	$1,770,774
Vehicles	17,340	16,406
Office furniture and equipment	123,256	122,635
Other equipment	9,065	8,577
	1,945,858	1,918,392
Less accumulated depreciation	(1,523,310)	(1,001,950)
Property and equipment—net	$422,548	$916,442

Depreciation expense was $512,977 and $456,818 for the year ended December 31, 2009 and 2008, respectively.

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

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

As a result of the Settlement, the Company recognized a loss of $100,000 in the Other Income (Expense) line of the Statement of Operations and Comprehensive Income (Loss) for the third quarter of 2009.  As a result of the change in the prior note from non-interest bearing to an interest bearing note, the Company wrote off a discount of $52,602, which had been calculated using a 12.75% imputed interest rate, with an equal value assigned to Warrant Rights, included in the Other Assets line of the balance sheet.

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

Note 4—Long-term Debt and Gain on Extinguishment

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

The effect of the Transaction was to eliminate the Company’s current and future obligations for the Organization’s operating costs under the CSMSA for which the Company had a remaining recorded value of $7,556,052 as of June 30, 2008.  The Company recognized a gain on the extinguishment of the long-term debt of $5,056,052, the difference between the value of the long-term liabilities and the value of preferred stock issued in exchange for the debt as of June 30, 2008. (See Note 7 below.)

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 5—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share (see Note 9); and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016. The $878,942 net book value of the Jet Rights was written off and recorded as a debt discount. Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $19,135 at December 31, 2009 and is included in Other Assets.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share, see Note 9; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $12,131 at December 31, 2009 and is included in Other Assets.

Notes payable consisted of the following at December 31, 2009:

	MATT	RSI	Total

Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	––	(878,942)
Accumulated Amortization	491,926	62,513	554,439
Total Discounts	(1,728,708)	(201,177)	(1,929,885)
Accrued Interest	431,133	172,454	603,587
Notes Payable, net	$3,702,425	$1,971,277	$5,673,702

Note 6—Commitments and Contingencies

Operating Leases

On March 20, 2008, the Company terminated its future lease obligations of $344,495, relating to one of its operating leases for office space in Scottsdale, Arizona. Under the terms of the Lease Termination Agreement, the Company paid $64,261 to the Lessor and forfeited the security deposit in the amount of $44,703.

The Company leases its facilities under three non-cancelable operating leases which expire in 2010 and 2012. Future minimum lease payments under these leases as of December 31, 2009 are as follows:

2010	$102,760
2011	88,904
2012	66,678
$258,342

Rent expense under these leases was $76,522 and $270,900 for the years ended December 31, 2009 and 2008, respectively.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Note 7—Series A Convertible Preferred Stock

On June 26, 2008, the Company authorized 25,000 shares of Series A Preferred Stock. On June 30, 2008, the Company entered into the Transaction with the Organization terminating the CSMSA (see note 5).  In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Series A Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Series A Preferred Stock has voting rights at one vote per share and may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $167,250 at December 31, 2009.

Note 8—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized subsequent to 2005 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued guidance which allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of employee stock option grants when calculating the compensation expense to be recorded under GAAP for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. During 2008 and 2009, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

A summary of stock option activity under the 1998 Stock Option Plan during the year ended December 31, 2009 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008 (1)	200,000	$2.36
Granted	––	$––
Exercised	––	$––
Forfeited or expired	(95,000)	$3.00
Outstanding at December 31, 2009 (1)	105,000	$1.48	2.6	$65,500
Exercisable at December 31, 2009 (1)	105,000	$1.48	2.6	$65,500

———————

(1)

Includes 100,000 options held by consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below). On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan. As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during the years ended 2009 and 2008 was $0 and $621,500, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock. In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.   As of December 31, 2009, there were 1,607,375 shares of common stock available for grant under the 2006 Plan. Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended December 31, 2009 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008 (1)(2)	6,484,687	$2.85
Granted (3)	1,095,538	$1.41
Exercised	––	$––
Forfeited or expired (4)	(372,000)	$2.84
Outstanding at December 31, 2009 (5)	7,208,225	$1.19	8.2	$6,929,087
Exercisable at December 31, 2009 (5)	4,279,048	$1.19	7.9	$4,226,502

———————

(1)

Includes 486,000 options to purchase common stock at a weighted average exercise price of $2.83 per share being held by consultants.

(2)

Includes 1,649,000 performance based options, of which 1,007,040 have been expensed.

(3)

Includes 45,000 options to purchase common stock at a weighted average exercise price of $2.22 per share being held by consultants.

(4)

Includes 15,000 options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.

(5)

Includes 511,000 outstanding and 287,667 exercisable options to purchase common stock at a weighted average exercise price of $1.99 and $2.36 per share, respectively, being held by consultants.

The weighted-average grant date fair value of options granted during the years 2009 and 2008 was $1.36 and $2.34, respectively.  There were no options exercised under this plan during the years 2009 and 2008. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2009	2008

Risk-free interest rate:	2.49%	3.10%
Expected term:	4.4 Years	5.6 Years
Expected dividend yield:	––	––
Expected volatility:	105%	140%

On July 8, 2009, the board of directors authorized the re-pricing of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees.  Some of the re-priced options were granted to the Company’s named executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the Chief Technology Officer.  The financial impact of this transaction is an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options.  The re-pricing was subject to meeting performance standards set by the Company’s Chief Executive Officer, which have now been met.

The Company recognized stock-based compensation expense for the vesting of options of $5,449,170 and $6,101,143 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there was $4,314,589 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 0.8 years.

Unrestricted Shares

During the year ended December 31, 2009, the Company granted no unrestricted common stock. The Company recognized stock-based compensation expense of $29,082 for the unrestricted shares being amortized for a prepaid issuance to a consultant in 2008 during the year ended December 31, 2009. As of December 31, 2009 there was no unrecognized stock based compensation related to unrestricted shares.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Restricted Shares

On April 28, 2009, the Board of Directors granted 27,700 shares of restricted common stock to the Company’s non-employee directors for compensation during 2009 under the 2006 Plan. The restricted shares vest monthly on the last day of the month through December 31, 2009. Restricted shares activity during the year ended December 31, 2009 was as follows:

	Shares	Weighted-Average Share Price

Unvested at January 1, 2009	––	$––
Granted	27,700	$0.83
Vested during period	(27,700)	$0.83
Cancelled during period	––	$––
Unvested at December 31, 2009	––	$––

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant. The Company recognized stock-based compensation expense of $22,991 for the restricted shares that vested during the year ended December 31, 2009. As of December 31, 2009, there was no unrecognized stock -based compensation expense related to non-vested restricted share grants.

Note 9—Warrants

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on December 31, 2009 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 5. The Series 2 and Series 3 warrants were still outstanding at December 31, 2009 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The remaining 500,000 of the Series 2 and Series 3 warrants priced at $4.00 and $7.00, respectively, were still outstanding at December 31, 2009 and expire in March 2016. The fair value of these warrants of $3,693,990 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

	Warrant #1	Warrants #2 and #3
Risk-free interest rate:	4.69%	4.68%
Expected term:	0.25 years	5 years
Expected dividend yield:	0.00%	0.00%
Expected volatility:	53.98%	163.73%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”). Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 5 above. These warrants expire in October 2016 and were still outstanding as of December 31, 2009. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described under GAAP with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the year ended December 31, 2009 is as follows:

Outstanding at January 1, 2009	4,432,500
Issued	—
Exercised	—
Expired	(232,500)
Outstanding at December 31, 2009	4,200,000

Note 10—Income Taxes

The Company did not provide a current or deferred U.S. federal, state, or foreign income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of the net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized.

At December 31, 2009, the Company had net operating losses of approximately $106,227,000 related to U.S. federal and state jurisdictions. Utilization of the net operating losses, which expire at various times starting in 2012 through 2029, may be subject to certain limitations under Section 382 of the Internal Revenue Code, as amended, and other limitations under state and foreign tax laws.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2009	2008
U.S. federal income tax at statutory rate	$(3,596,000)	$(2,427,000)
Extinguishment of debt	––	(1,719,000)
Nondeductible expenses	3,000	3,000
Exercise and forfeitures of stock based compensation	(13,000)	660,000
Change in valuation allowance	4,083,000	4,061,000
State tax benefit, net of federal provision (benefit)	(486,000)	(604,000)
Foreign subsidiary loss	8,000	25,000
Other	1,000	1,000
Income Tax Expense	$––	$––

Significant components of the Company's deferred tax assets (liabilities) are approximately as follows:

	December 31, 2009	December 31, 2008
U.S. federal income tax at statutory rate	$41,016,000	$39,179,000
Extinguishment of debt	23,000	(50,000)
Change in valuation allowance	5,158,000	3,000,000
State tax benefit, net of federal provision (benefit)	51,000	36,000
Foreign subsidiary loss	46,248,000	42,165,000
Other	(46,248,000)	(42,165,000)
Income Tax Expense	$––	$––

Note 11—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; see Note 4 - Long-Term Debt and Gain on Extinguishment, Note 5 - Notes Payable, Note 7 – Preferred Stock, and Note 9 – Warrants. MATT Inc. is also the Company’s largest shareholder.  These relationships do not qualify as related parties for accounting purposes under GAAP.

During 2008, the Company had a Consulting agreement with its then Chairman of the Board.  Under the terms of the Consulting agreement, this director was paid $100,000 and received 210,000 stock options with associated compensation expense of $490,952.

Note 12—Subsequent Events

Management evaluated all activity of the Company through March 4, 2010 (the issue date of the Company’s consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Conduct and Ethics
21.1	List of Subsidiaries
23.1	Consent of Salberg & Co., P.A.
31.1	Certification of Principal Financial Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)