Form 10-Q
period 2010-03-31
QUEPASA CORP
filed 2010-05-17
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
'
For the transition period from ________________ to ________________

Commission file number:  001-33105

Quepasa Corporation
(Exact name of registrant as specified in its charter)

Nevada	86-0879433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

324 Datura Street, Ste. 114 West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (561) 366-1249

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☑

Class	Outstanding at May 13, 2010
Common Stock, $0.001 par value per share	12,960,211 shares

QUEPASA CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$639,186	$1,028,267
Accounts receivable, net of allowance of $37,000 and $37,000, respectively	308,346	310,781
Other current assets	141,659	190,513
Total current assets	1,089,191	1,529,561

Property and equipment, net	413,051	422,548
Note receivable	250,000	250,000
Other assets	48,779	48,282
Total assets	$1,801,021	$2,250,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$67,051	$118,001
Accrued expenses	182,911	180,288
Deferred revenue	250,000	-
Accrued dividends	195,125	167,250
Unearned grant income	13,962	13,810
Total current liabilities	709,049	479,349
Notes payable, net of unamortized discount of $1,859,206 and $1,929,885, respectively	5,822,431	5,673,702
Total liabilities	6,531,480	6,153,051

COMMITMENTS AND CONTINGENCIES (see Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares
issued and outstanding at March 31, 2010	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,949,711
shares issued and outstanding at March 31, 2010 and 12,743,111 shares issued and outstanding at December 31, 2009	12,950	12,743
Additional paid-in capital	157,292,939	155,425,366
Accumulated deficit	(162,029,904)	(159,334,739)
Accumulated other comprehensive income (loss)	(6,469)	(6,055)
Total stockholders’ equity (deficit)	(4,730,459)	(3,902,660)
Total liabilities and stockholders’ equity (deficit)	$1,801,021	$2,250,391

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUES	$321,970	$69,159
OPERATING COSTS AND EXPENSES:
Sales and marketing	173,696	119,239
Product development and content	763,499	758,723
General and administrative	1,795,371	1,480,526
Depreciation and amortization	107,660	131,240
TOTAL OPERATING COSTS AND EXPENSES	2,840,226	2,489,728
LOSS FROM OPERATIONS	(2,518,256)	(2,420,569)
OTHER INCOME (EXPENSE):
Interest income	345	11,234
Interest expense	(149,904)	(149,904)
Other income	525	5,439
TOTAL OTHER INCOME (EXPENSE)	(149,034)	(133,231)
LOSS BEFORE INCOME TAXES	(2,667,290)	(2,553,800)
Income taxes	-	-
NET LOSS	$(2,667,290)	$(2,553,800)
Preferred stock dividends	(27,875)	(27,875)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,695,165)	$(2,581,675)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.21)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, BASIC AND DILUTED:	12,797,725	12,715,411

NET LOSS	$(2,667,290)	$(2,553,800)
Foreign currency translation adjustment	(414)	(1,256)
COMPREHENSIVE LOSS	$(2,667,704)	$(2,555,056)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2010
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)
Vesting of stock options
for compensation					1,433,633			1,433,633
Re-pricing of warrants					147,813			147,813
Exercise of stock options			200,000	200	259,800			260,000
Issuance of common stock
for professional services			6,600	7	26,327			26,334
Preferred stock dividends						(27,875)		(27,875)
Foreign currency
translation adjustment							(414)	(414)
Net loss						(2,667,290)		(2,667,290)
Balance—March 31, 2010	25,000	$25	12,949,711	$12,950	$157,292,939	$(162,029,904)	$(6,469)	$(4,730,459)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,667,290)	$(2,553,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,660	131,240
Repricing of warrants	147,813	-
Vesting of stock options for compensation	1,433,633	1,216,559
Issuance/ (cancellation) of common stock and stock options for professional services	26,334	(20,471)
Loss / (Gain) on disposal of property and equipment	-	4,334
Grant income	152	(6,763)
Bad debt expense	160	10,649
Non-cash interest related to notes receivable	-	(8,247)
Non-cash interest related to notes payable	78,050	78,050
Amortization of discounts on notes payable and debt issuance costs	71,854	71,854
Changes in operating assets and liabilities:
Accounts receivable	2,275	(42,656)
Other current assets and other assets	47,182	123,723
Accounts payable and accrued expenses	(48,327)	(77,589)
Deferred revenue	250,000	-
Net cash used in operating activities	(550,504)	(1,073,117)
Cash flows from investing activities:
Purchase of property and equipment	(98,163)	-
Net cash used in investing activities	(98,163)	-
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	260,000	-
Net cash provided by financing activities	260,000	-
Effect of foreign currency exchange rate on cash	(414)	(1,256)
Net decrease in cash and cash equivalents	(389,081)	(1,074,373)
Cash and cash equivalents at beginning of period	1,028,267	4,932,629
Cash and cash equivalents at end of period	$639,186	$3,858,256

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reduction in exercise prices of outstanding warrants recorded as additional paid-in capital	$-	$1,605,382
Preferred stock dividends accrued and charged to accumulated deficit	$27,875	$27,875

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997.  In 2007, the Company transitioned from being a bilingual search engine into a Latino social network.  With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising and the company’s new DSM contest platform.  The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by the user community.  The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website.  We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website.  The Quepasa.com website is operated and managed by the Company’s wholly owned Mexico-based subsidiary, Quepasa.com de Mexico.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report filed with the SEC on Form 10-K on March 5, 2010.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  Since inception, the Company has reported net losses and operating activities have used cash, and the Company has a stockholders’ deficit at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company reported a net loss of approximately $2.7 million for the three months ended March 31, 2010, and operating activities used cash of approximately $551,000 during the three months ended March 31, 2010 and as of March 31, 2010, the Company had a stockholders’ deficit of $4.7 million and accumulated losses from inception of $162.0 million.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors.  Management does not believe the Company has sufficient working capital to operate beyond December 31, 2010 with the current working capital on hand.  With our net cash burn rate, this forecast assumes that we collect approximately $300,000 in accounts receivables during 2010.  We expect that the $3.5 million contract we recently announced will supply us working capital to remain operational through 2010.  Our management has considered completing a financing through the sale of equity or debt securities.  To remain operational through December 31, 2011, we will need to raise at least $2,000,000 in net proceeds.  The current global recession and volatility of the financial markets could significantly impact our debt or equity.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $3.5 million in revenue, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

At March 31, 2010, the Company had cash and cash equivalents of approximately $639,000 and working capital of approximately $380,000, compared to cash and cash equivalents of approximately $1.0 million and a working capital of $1.1 million at December 31, 2009.  At March 31, 2010, the Company had total stockholders’ deficit of $4.7 million as compared with total stockholders’ deficit of $3.9 million at December 31, 2009.  The Company’s financial position and condition has deteriorated from December 31, 2009 to March 31, 2010 and the Company does not have sufficient cash to meets it needs for the next twelve months.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs.  In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quepasa.com de Mexico.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of the discount on notes payable, valuation of equity instruments granted for services and valuation of repricing of warrants.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at March 31, 2010 approximated $400,000.

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

Fair Value Measurements

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,
	2010	2009
Stock options	7,372,822	6,723,020
Warrants	4,200,000	4,432,500
Total	11,572,822	11,155,520

Significant Customers and Concentration of Credit Risk

During the first quarter of 2010, one customer comprised 78% of total revenues. During the first quarter of 2009, one customer comprised 26% of total revenues.

One customer comprised 87% of total accounts receivable as of March 31, 2010. One customer comprised 86% of total accounts receivable as of December 31, 2009.

Recent Accounting Pronouncements

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the sole authoritative source for Generally Accepted Accounting Principles (GAAP) in the United States of America and superceded all previous Level a – d sources of US GAAP.

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

Note 2—Property and Equipment

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009

Computer equipment	$1,900,650	$1,796,197
Vehicles	18,211	17,340
Office furniture and equipment	126,042	123,256
Other equipment	9,520	9,065
	2,054,423	1,945,858
Less accumulated depreciation	(1,641,372)	(1,523,310)
Property and equipment—net	$413,051	$422,548

Depreciation expense was $107,660 and $131,240 for the three months ended March 31, 2010 and 2009, respectively.

Note 3—Note Receivable

On March 27, 2008, the Company entered into a Loan Agreement with BRC Group, LLC (“BRC”) for a maximum amount of $600,000.

A dispute arose and on April 6, 2009, BRC filed a complaint in the U.S. District Court for the Northern District of California.  The Company filed an Answer with counterclaims alleging a default by BRC and to accelerate the note.

In February 2010, the Company entered into a settlement agreement (the “Settlement”) with BRC effective as of September 22, 2009.  Under the Settlement, BRC’s indebtedness to the Company was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009.  The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011.  As collateral for the Note, BRC issued the Company a warrant (the “Warrant”) permitting the Company to receive up to a 30% membership interest in BRC upon default.  If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date.

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

Note 4—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $18,441 included on the balance sheet in Other Assets at March 31, 2010.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $11,651 included on the balance sheet in Other Assets at March 31, 2010.

Notes payable consist of the following at March 31, 2010:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	554,635	70,483	625,118
Total Discounts	(1,665,999)	(193,207)	(1,859,206)
Accrued Interest	486,883	194,754	681,637
Notes Payable, net	$3,820,884	$2,001,547	$5,822,431

Note 5—Commitments and Contingencies

Operating Leases

The Company leases its facilities under two non-cancelable operating leases, which expire in 2011 and 2012.  Future minimum lease payments under these leases as of March 31, 2010 are as follows:

Remainder of 2010	$84,006
2011	98,030
2012	70,028
$252,064
Litigation

On November 16, 2009, the Company entered an agreement with the Investor Relations Group (“IRG”) to provide investor relations and public relations services.  For services rendered from November 15, 2009 through February 15, 2010, IRG would receive 100,000 three-year warrants to purchase common stock at $1.50 vesting February 15, 2010 if the Company completed a securities offering at $2.50 per share or greater.  Since no securities offering took place, the warrants did not vest.  On March 1, 2010, IRG filed a complaint in the New York Supreme Court, County of New York alleging damages in excess of $300,000 plus interest from February 15, 2010.  The complaint alleges trade and also alleges the plaintiff is entitled to the reasonable value of the services.  The Company intends to contest the allegations since they are baseless.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  Other than the action described above, there are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 6—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.  The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year.  The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $195,125 at March 31, 2010.

Note 7—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP, using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended March 31, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option-pricing model.

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option-pricing model, based on weighted average assumptions.  Expected volatility is based on historical volatility of the Company’s common stock.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

In December 2007, the SEC issued guidance which allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP for employee stock options.  The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.  During 2009 and 2010, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock options granted pursuant to the 1998 Plan may not have an option price that is less than the fair market value of the Company’s common stock on the date of grant.  Incentive stock options granted to significant stockholders must have an exercise price of not less than 110% of the fair market value of the Company’s common stock on the date of grant.  Generally, options granted under the 1998 Plan vest ratably over a three-year service period and expire ten years from the date of the grant (or 90 days after the termination of employment).  The Board of Directors of the Company may modify the exercise price, vesting term and expiration date of the individual grants at their discretion.

The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s common stock.  The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity under the 1998 Stock Option Plan during the three months ended March 31, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	105,000	$1.48
Granted	-	$-
Exercised	(100,000)	$1.50
Forfeited or expired	-	$-
Outstanding at March 31, 2010	5,000	$1.00	6.2	$13,750
Exercisable at March 31, 2010	5,000	$1.00	6.2	$13,750
____________

(1)	Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

In September 2006, the Board of Directors approved the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below).  On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan.  As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during the first quarter of 2010 and 2009 was $215,125 and $0, respectively.

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

In April 2008, our Board of Directors approved and on June 27, 2008, the stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  As of March 31, 2010, there were 1,800,816 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Incentive Plan during the three months ended March 31, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1) (2)	6,765,187	$1.18
Granted	254,597	$3.07
Exercised	(90,000)	$1.00
Forfeited or expired	(5,000)	$10.00
Outstanding at March 31, 2010 (3)	6,924,784	$1.24	7.9	$17,409,737
Exercisable at March 31, 2010 (4)	4,817,879	$1.18	7.7	$12,472,849
_______________

(1)	Includes 516,000 outstanding options to purchase common stock at a weighted average exercise price of $2.03 per share being held by consultants.
(2)	Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)	Includes 481,097 outstanding options to purchase common stock at a weighted average exercise price of $2.11 per share being held by consultants.
(4)	Includes 311,930 exercisable options to purchase common stock at a weighted average exercise price of $2.33 per share being held by consultants.

The weighted-average grant date fair value of options granted during the first quarter of 2010 and 2009 was $3.07 and $1.67, respectively.  The total intrinsic value of options exercised during the first quarter of 2010 and 2009 was $253,000 and $0, respectively.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate:	2.62%	1.70%
Expected term:	5.7 Years	6 Years
Expected dividend yield:	-	-
Expected volatility:	93%	142%

Non-Plan Options

The Board of Directors has approved issuance of some stock options outside of either of the stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2010, is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	463,038	$1.39
Granted	-	$-
Exercised (2)	(10,000)	$2.00
Forfeited or expired (3)	(10,000)	$3.00
Outstanding at March 31, 2010	443,038	$1.34	0.6	$1,067,722
Exercisable at March 31, 2010	184,599	$1.34	0.4	$444,884
____________

(1)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $2.50 per share being held by consultants.
(2)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $2.00 per share being held by consultants.
(3)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $3.00 per share being held by consultants.

There were no options granted during the first quarter of 2010 and 2009.  The total intrinsic value of options exercised during the first quarter of 2010 and 2009 was $17,200 and $0, respectively.

On July 8, 2009, the board of directors authorized an option exchange of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees.  Some of the exchanged options were granted to the Company’s named executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the Chief Technology Officer.  The financial impact of this transaction was an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options.  The option exchange was subject to meeting performance standards set by the Company’s Chief Executive Officer, which have now been met.

The Company recognized stock-based compensation expense for the vesting of options of $1,433,633 and $1,216,559 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $4,244,476 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.0 years.

Restricted Shares

Restricted shares activity during the three months ended March 31, 2010 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2010	-	$-
Granted	6,600	$3.99
Vested during period	(6,600)	$3.99
Cancelled during period	-	$-
Unvested at March 31, 2010	-	$-

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant.  The Company recognized $26,334 in stock-based compensation expense for restricted shares that were issued during the three months ended March 31, 2010.  As of March 31, 2010, there was no unrecognized stock -based compensation expense related to non-vested restricted share grants.

Note 8—Warrants

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer.  These warrants are still outstanding on March 31, 2010 and expire in March 2016.  The fair value of these warrants of $667,581 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer.  The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI.  On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 4.  The Series 2 and Series 3 warrants were still outstanding at March 31, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at March 31, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock.  On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above.  These warrants expire in October 2016 and were still outstanding as of March 31, 2010.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model as appropriately discounted for these noncompensatory warrants using the method described by GAAP with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the three months ended March 31, 2010 is as follows:

Outstanding at December 31, 2009	4,200,000
Issued	—
Exercised	—
Expired	—
Outstanding at March 31, 2010	4,200,000

Note 9—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc. The Company has participated in several significant transactions with MATT Inc. and the Organization; Note 4 - Notes Payable, Note 6 – Preferred Stock, and Note 8 – Warrants.  The $250,000 in DSM revenue for the first three months of 2010 was received from MATT Inc. on behalf of the Municipality of Acapulco in Mexico without commission or fees.  The $250,000 in Deferred Revenue as of March 31, 2010 was received from MATT Inc. on behalf of the Municipality of Ixtapa in Mexico without commission or fees.  MATT Inc. is also the Company’s largest shareholder.  These relationships do not qualify as related parties for accounting purposes under GAAP.

Note 10—Subsequent Events

Management evaluated all activity of the Company through the issue date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements other than as follows.

On April 22, 2010, we received from AHMSA, which owns MATT Inc., a $3.5 million 12-month contract to develop a series of environmental campaigns using our DSM Technology (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Company Overview

With the evolution of our website into a social network, we expect future revenues will come from predominately our DSM contest platform, display advertising and revenue generated from social gaming.

Highlights for the first quarter of 2010 included:

•
Quepasa DSM – Launched in December 2009, this is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  In the first quarter of 2010, we generated $250,000 in DSM revenue.

•	We partnered with Moblyng & Viximo to offer a portfolio of social games to the website and members’ mobile phones.
•	A new community was launched devoted to the Ultimate Fighting Championship (“UFC”). The community features a UFC themed contest.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe that the critical accounting policies discussed below reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.  In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these and other items could have a material impact on our financial statements.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP, using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued guidance which allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under GAAP for employee stock options.  The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.  Through 2009 and 2010, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Results of Operations

Revenue Sources

During the three months ended March 31, 2010, our revenue was generated from two principal sources: revenue earned from the sale of banner advertising on our website and DSM sales.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to banner advertisements upon delivery.  Approximately 22% of our revenue came from banner advertising.

DSM Revenues: We recognize DSM revenues over the period of the contest or other service.  Approximately 78% of our revenue came from DSM.

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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income.  We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Note Purchase Agreements.  Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures.  The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended March 31, 2010 with the three months ended March 31, 2009

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended March 31,
	2010	2009	Change ($)	Change (%)

REVENUES	$321,970	$69,159	$252,811	366%

OPERATING EXPENSES
Sales and marketing	173,696	119,239	54,457	46%
Product development and content	763,499	758,723	4,776	1%
General and administrative	1,795,371	1,480,526	314,845	21%
Depreciation and amortization	107,660	131,240	(23,580)	-18%
Operating Expenses	2,840,226	2,489,728	350,498	14%

LOSS FROM OPERATIONS	(2,518,256)	(2,420,569)	(97,687)	4%

OTHER INCOME (EXPENSE):
Interest income	345	11,234	(10,889)	-97%
Interest expense	(149,904)	(149,904)	-	-100%
Other income	525	5,439	(4,914)	-90%
TOTAL OTHER INCOME (EXPENSE)	(149,034)	(133,231)	(15,803)	12%

NET LOSS	$(2,667,290)	$(2,553,800)	$(113,490)	4%

Revenues

Our revenues were $321,970 for the three months ended March 31, 2010, an increase of $252,811 or 366% compared to $69,159 for the same period in 2009.  This increase is primarily attributable to $250,000 in DSM revenue earned in the quarter ended March 31, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  The $250,000 in DSM revenue for the first three months of 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Acapulco in Mexico without commission or fees (see Note 9).

We expect our revenues will continue to increase in 2010 as a result of the $3.5 million contract with AHMSA to develop a series of environmental campaigns using our DSM Technology.

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The site had 4,840,928 unique visitors in the first quarter of 2009 and 7,928,589 in 2010, a 64% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

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

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $54,457, or 46%, to $173,696 for the three months ended March 31, 2010 from $119,239 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $31,000 and an increase in salaries of $18,000 due to the addition of a salesperson in Mexico City.

Product Development and Content: Product development and content expenses increased $4,776, or 1%, to $763,499 for the three months ended March 31, 2010 from $758,723 in 2009.  During the three months ended March 31, 2010, we had increases in consulting U.S. salaries of $47,000 and an increase in salaries and associated payroll costs of $33,000 due to the change in exchange rates for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.  These decreases were offset by a decrease of $41,000 in content expense for the site and a decrease in stock based compensation of $40,000.

General and Administrative: General and administrative expenses increased $314,845, or 21%, to $1,795,371 for the three months ended March 31, 2010 from $1,480,526 for the same period in 2009.  The increase consisted primarily of an increase in stock based compensation of $306,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $297,611 to $1,607,780 for the three months ended March 31, 2010 from $1,310,169 in 2009.  This increase is attributable to the July 2009 stock option exchange (Note 7) and the re-pricing of warrants (Note 8).  Stock based compensation expense represented 57% and 53% of operating expenses for the quarters ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we had $4,244,476 of unrecognized stock based compensation expense, most of which we expect to recognize over the next four quarters.

	For the three months ended March 31,
	2010	2009
Sales and marketing	70,860	39,598
Product and content development	184,728	224,435
General and administrative	1,352,192	1,046,136
Total Stock Based Compensation	1,607,780	1,310,169

Stock Based Compensation expense is composed of the following:

	For the three months ended March 31,
	2010	2009
Vesting of stock options	$1,433,633	$1,216,558
Re-pricing of warrants	147,813	-
Issuance (cancellation) of common stock for professional services	26,334	(20,471)
Amortization of prepaid expenses	-	114,082
Total Stock Based Compensation	$1,607,780	$1,310,169

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $23,580, or 18%, to $107,660 for the three months ended March 31, 2010 from $131,240 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $15,803 to $149,034 for the three months ended March 31, 2010 from $133,231 in 2009.  The decrease is primarily attributable to a reduction of $11,000 in interest income as a result of the settlement of the note receivable discussed in Note 3 of the consolidated financial statements

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(550,504)	$(1,073,117)
Net cash used in investing activities	$(98,163)	$-
Net cash provided by financing activities	$260,000	$-

Cash used in operating activities for the three months ended March 31, 2010 is driven by our net loss, adjusted for non-cash items.  Non-cash adjustments include depreciation and amortization, stock based compensation for the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt.  Net cash used in operations was $550,504 for the three months ended March 31, 2010 compared to $1,073,117 for 2009.  For the three months ended March 31, 2010, net cash used by operations consisted primarily of a net loss of $2,667,290, offset by non-cash expenses of $107,660 in depreciation and amortization, $78,050 in non-cash interest, $71,854 in amortization of discounts on notes payable and debt issuance costs, and $1,433,633 related to stock based compensation for the vesting of stock options.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included a decrease in other current assets and other assets of $47,182 and an increase in deferred revenue of $250,000, offset by a decrease in accounts payable and accrued expenses of $48,327.  Net cash used by operations for the three months ended March 31, 2009 consisted of a net loss of $2,553,800 offset by non-cash expenses of $131,240 in depreciation and amortization and $1,216,559 related to the vesting of stock options for compensation.  Changes in working capital for the three months ended March 31, 2009 included a decrease of $77,589 in accounts payable and accrued expenses and increase in accounts receivable of $42,656, offset by decreases in other current assets and other assets of $123,723.

There was $98,163 used in investing activities for the three months ended March 31, 2010, attributable to capital expenditures.  There was no cash used in investing activities for the three months ended March 31, 2009.

There was $260,000 provided by financing activities for the three months ended March 31, 2010, attributable to proceeds from the exercise of stock options.  There was no net cash used in financing activities for the three months ended March 31, 2009.

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$639,186	$1,028,267
Total assets	$1,801,021	$2,250,391
Percentage of total assets	35%	46%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception.  At March 31, 2010, we had $639,186 in cash and cash equivalents compared to $1,028,267 at December 31, 2009, resulting in a net decrease in cash and cash equivalents of $389,081 for 2010.

The decrease in cash for the first quarter of 2010 was primarily attributed to cash used in operating activities of $550,504 for the period.

During the first quarter of 2010, we obtained proceeds from the exercise of common stock options and warrants of $260,000.  There were no proceeds from the exercise of stock options and warrants during the first quarter of 2009.

Net Cash Burn – Non-GAAP

Net cash burn is a non-GAAP financial measure that may be considered n addition to results prepared in accordance with GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  We define “net cash burn” as loss from operations plus non-cash operating expenses including stock based compensation expenses, depreciation, amortization and other non-cash charges.  This non-GAAP measure should not be considered a substitute for, or superior to, GAAP results. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison.  We believe that both management and shareholders benefit from referring to non-GAAP financial measures such as net cash burn in planning, forecasting and analyzing future periods.  Additionally, net cash burn rate provides meaningful information about our ability to meet our working capital needs.  Net cash burn, as presented below, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate net cash burn in an identical manner and, therefore, it is not necessarily an accurate measure of comparison between companies.  The following table is a reconciliation of our non-GAAP financial measure to loss from operations.

	For the three months ended March 31,
	2010	2009

LOSS FROM OPERATIONS	(2,518,256)	(2,420,569)

NON CASH OPERATING EXPENSES
Stock based compensation expense	1,607,780	1,310,169
Depreciation and amortization	107,660	131,240
TOTAL NON CASH OPERATING EXPENSES	1,715,440	1,441,409

NET CASH BURN	(802,816)	(979,160)
NET MONTHLY CASH BURN RATE	(267,605)	(326,387)

We expect a net cash burn rate of approximately $100,000 per month for 2010, excluding any promotional activities and growth of advertising revenues.

We have budgeted capital expenditures of $415,000 for 2010, which will allow us to continue to grow the business given our member growth and allow us to run DSM campaigns.

As of the date of the filing of this report, we had $86,179 in cash and $622,771 in accounts receivable and the $1.1 million owed to us under the $3.5 million dollar contract discussed in Note 10.  Management does not believe that we have sufficient working capital to operate beyond December 31, 2010.  With our net cash burn rate, this forecast assumes that we collect approximately $1.7 million in receivables during 2010.  Our management has considered completing a financing through the sale of equity or debt securities.  We expect that the revenue we receive from the $3.5 million contract will supply us with working capital to remain operational through 2010.  Nonetheless, we intend to raise at least $2,000,000 in net proceeds to provide a cushion of working capital.  The current global recession and volatility of the financial markets could significantly impact our debt or equity.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $3.5 million in revenues, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including expectations that revenues will come from predominately our DSM contest platform, display advertising and social gaming, belief that there will be a direct correlation between website traffic and our ability to increase revenue, expected cash burn rate, continued growth of our business, expectations regarding working capital and receipt of revenues from the $3.5 million contract.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in the public’s approach to social networking needs, competition, our ability to continue to enrich our website to attract users and unanticipated failure to reach our users.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4. CONTROLS AND PROCEDURES

Not applicable to smaller reporting companies

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUEPASA CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 2, 2010, the Investor Relations Group, Inc. filed a suit in the New York County Supreme Court, State of New York, Case No. 10102623, seeking in excess of $300,000 of damages together with interest.  The Complaint consists of two counts; one for fraud and one for the reasonable value of the services rendered by the Plaintiff.  The Plaintiff alleges that on November 16, 2009 it entered into a written agreement through which the Plaintiff agreed to provide investor relations and public relation services in exchange for 100,000 of our warrants exercisable at $1.50 per share.  The warrants would not vest unless by February 15, 2010 we had completed a securities offering at no less than $2.50 per share.  The Complaint alleges that we represented that present investors had committed to purchase shares at $2.50 per share by February 15, 2010 but we were seeking additional investors at a higher valuation.  We did not complete a securities offering.  Plaintiff alleges that during the brief period of time it provided services that were worth in excess of $300,000.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  Other than above, there are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon an exemption provided by Section 4(2) as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Investor relations	February 19, 2010	16,600 shares of common stock	Investor Relation Services
Investor	February 19, 2010	1,000,000 warrants exercisable at $3.55 per share	Reduction of exercise price of outstanding warrants
Employee	March 8, 2010	15,000 shares of common stock	Exercise of stock options at an exercise price of $1.00 per share
Employee	March 8, 2010	25,000 shares of common stock	Exercise of stock options at an exercise price of $1.00 per share
Consultant	March 12, 2010	10,000 shares of common stock	Exercise of stock options at an exercise price of $2.00 per share
Employee	March 16, 2010	50,000 shares of common stock	Exercise of stock options at an exercise price of $1.00 per share
Consultant	March 25, 2010	37,500 shares of common stock	Exercise of stock options at an exercise price of $1.50 per share
Consultant	March 30, 2010	50,000 shares of common stock	Exercise of stock options at an exercise price of $1.50 per share
Consultant	March 31, 2010	12,500 shares of common stock	Exercise of stock options at an exercise price of $1.50 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Quepasa Corporation

May 17, 2010	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

May 17, 2010	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Designation	10-Q	7/25/08	3.2
3.3	Amended and Restated Bylaws	8-K	7/3/07	3.3
3.4	Amendment to the Amended and Restated Bylaws	8-K	5/14/10	3.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of any of the exhibits referred to above will be furnished at no cost to stockholders who make a written request therefore to Michael Matte, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.