Form 10-Q
period 2010-06-30
QUEPASA CORP
filed 2010-08-09
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Registrants telephone number: (561) 366-1249

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

Class	Outstanding at August 6, 2010
Common Stock, $0.001 par value per share	13,125,211 shares

QUEPASA CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$516,914	$1,028,267
Accounts receivable, net of allowance of $18,000 and $37,000, respectively	379,796	310,781
Other current assets	103,694	190,513
Total current assets	1,000,404	1,529,561

Property and equipment, net	369,716	422,548
Note receivable	250,000	250,000
Other assets	42,425	48,282
Total assets	$1,662,545	$2,250,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$25,055	$118,001
Accrued expenses	229,945	180,288
Deferred revenue	297,679	-
Accrued dividends	223,000	167,250
Unearned grant income	12,982	13,810
Total current liabilities	788,661	479,349

Notes payable, net of unamortized discount of $1,787,743 and $1,929,885, respectively	5,971,944	5,673,702
Total liabilities	6,760,605	6,153,051

COMMITMENTS AND CONTINGENCIES (see Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares
issued and outstanding at June 30, 2010	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 12,972,711
shares issued and outstanding at June 30, 2010 and 12,743,111 shares issued and outstanding at December 31, 2009	12,973	12,743
Additional paid-in capital	158,832,239	155,425,366
Accumulated deficit	(163,937,653)	(159,334,739)
Accumulated other comprehensive income (loss)	(5,644)	(6,055)
Total stockholders’ equity (deficit)	(5,098,060)	(3,902,660)
Total liabilities and stockholders’ equity (deficit)	$1,662,545	$2,250,391

See notes to unaudited condensed consolidated financial statements.

  QUEPASA CORPORATION AND SUBSIDIARY
  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	2009	June 30, 2010	2009

REVENUES	$1,156,116	$76,032	$1,478,086	$145,191
OPERATING COSTS AND EXPENSES:
Sales and marketing	207,198	124,098	380,894	243,337
Product development and content	850,353	697,743	1,613,852	1,456,466
General and administrative	1,743,147	1,485,178	3,538,518	2,965,704
Depreciation and amortization	85,183	132,263	192,843	263,503
TOTAL OPERATING COSTS AND EXPENSES	2,885,881	2,439,282	5,726,107	4,929,010
LOSS FROM OPERATIONS	(1,729,765)	(2,363,250)	(4,248,021)	(4,783,819)
OTHER INCOME (EXPENSE):
Interest income	57	14,689	402	25,923
Interest expense	(150,700)	(150,702)	(300,604)	(300,606)
Other income	534	5,860	1,059	11,299
TOTAL OTHER INCOME (EXPENSE)	(150,109)	(130,153)	(299,143)	(263,384)
LOSS BEFORE INCOME TAXES	(1,879,874)	(2,493,403)	(4,547,164)	(5,047,203)
Income taxes	-	-	-	-
NET LOSS	$(1,879,874)	$(2,493,403)	$(4,547,164)	$(5,047,203)
Preferred stock dividends	(27,875)	(27,875)	(55,750)	(55,750)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,907,749)	$(2,521,278)	$(4,602,914)	$(5,102,953)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS
BASIC AND DILUTED	$(0.15)	$(0.20)	$(0.36)	$(0.40)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	12,963,227	12,722,336	12,881,396	12,718,912

NET LOSS	$(1,879,874)	$(2,493,403)	$(4,547,164)	$(5,047,203)
Foreign currency translation adjustment	825	(5,334)	411	(6,590)
COMPREHENSIVE LOSS	$(1,879,049)	$(2,498,737)	$(4,546,753)	$(5,053,793)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2010
(Unaudited)

							Accumulated	Total
					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)
Vesting of stock options
for compensation					2,949,956			2,949,956
Re-pricing of warrants					147,813			147,813
Exercise of stock options			223,000	223	282,777			283,000
Issuance of common stock
for professional services			6,600	7	26,327			26,334
Preferred stock dividends						(55,750)		(55,750)
Foreign currency
translation adjustment							411	411
Net loss						(4,547,164)		(4,547,164)
Balance—June 30, 2010	25,000	$25	12,972,711	$12,973	$158,832,239	$(163,937,653)	$(5,644)	$(5,098,060)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,547,164)	$(5,047,203)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,843	263,503
Repricing of warrants	147,813	-
Vesting of stock options for compensation	2,949,956	2,388,250
Issuance of common stock to directors for compensation	-	11,497
Issuance/ (cancellation) of common stock and stock options for professional services	26,334	(20,471)
Grant income	(828)	(10,600)
Bad debt expense	(18,669)	18,081
Non-cash interest related to notes receivable	-	(16,837)
Non-cash interest related to notes payable	156,100	156,100
Amortization of discounts on notes payable and debt issuance costs	144,504	144,506
Changes in operating assets and liabilities:
Accounts receivable	(50,346)	(56,205)
Other current assets and other assets	90,314	294,481
Accounts payable and accrued expenses	(43,289)	(83,679)
Deferred revenue	297,679	-
Net cash used in operating activities	(654,753)	(1,958,577)
Cash flows from investing activities:
Purchase of property and equipment	(140,011)	(17,903)
Net cash used in investing activities	(140,011)	(17,903)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	283,000	-
Net cash provided by financing activities	283,000	-
Effect of foreign currency exchange rate on cash	411	(6,590)
Net decrease in cash and cash equivalents	(511,353)	(1,983,070)
Cash and cash equivalents at beginning of period	1,028,267	4,932,629
Cash and cash equivalents at end of period	$516,914	$2,949,559

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reduction in exercise prices of outstanding warrants recorded as additional paid-in capital	$-	$1,605,382
Preferred stock dividends accrued and charged to accumulated deficit	$55,750	$55,750

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997.  In 2007, the Company transitioned from being a bilingual search engine into a Latino social network.  With the evolution of the Company’s Quepasa.com website into a Latino social network, the future revenue will come predominantly from display advertising, the DSM contest platform, website development and revenue from games introduced to the site.  The Company re-launched its Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by the user community.  The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website.  We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website.  The Quepasa.com website is operated and managed by the Company’s wholly owned Mexico-based subsidiary, Quepasa.com de Mexico.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report filed with the SEC on Form 10-K on March 5, 2010.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  Since inception, the Company has reported net losses and operating activities have used cash, and the Company had a stockholders’ deficit at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company reported a net loss of approximately $4.6 million for the six months ended June 30, 2010, and operating activities used cash of approximately $655,000 during the six months ended June 30, 2010 and as of June 30, 2010, the Company had a stockholders’ deficit of $5.1 million and accumulated losses from inception of $163.9 million.

Management believes the Company has sufficient working capital to operate through December 31, 2010 with the current working capital on hand and revenue from contracts signed.  With our net cash burn rate, this forecast assumes that we collect approximately $1.4 million in accounts receivables during 2010.  We expect that the $6.5 million in contracts signed this quarter, which includes $1.4 million in current accounts receivable, will supply us working capital to remain operational through 2010 and beyond.  Assuming we collect the full $6.5 million in revenue for contracts signed, we expect that we will have adequate working capital through April 30, 2011.

At June 30, 2010, the Company had cash and cash equivalents of approximately $517,000 and working capital of approximately $212,000, compared to cash and cash equivalents of approximately $1.0 million and a working capital of $1.1 million at December 31, 2009.  At June 30, 2010, the Company had total stockholders’ deficit of $5.1 million as compared with total stockholders’ deficit of $3.9 million at December 31, 2009

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quepasa.com de Mexico.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of the discount on notes payable, valuation of equity instruments granted for services and valuation of re-pricing of warrants.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at June 30, 2010 approximated $267,000.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	June 30,
	2010	2009
Stock options	7,326,780	6,440,187
Warrants	4,200,000	4,432,500
Totals	11,526,780	10,872,687

Significant Customers and Concentration of Credit Risk

During the first six months of 2010, two customers comprised 91% of total revenues, see Note 9. During the first six months of 2009, one customer comprised 35% of total revenues.

One customer comprised 64% of total accounts receivable as of June 30, 2010. One customer comprised 86% of total accounts receivable as of December 31, 2009.

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

Note 2—Property and Equipment

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009

Computer equipment	$1,931,181	$1,796,197
Vehicles	17,614	17,340
Office furniture and equipment	130,944	123,256
Other equipment	9,209	9,065
	2,088,948	1,945,858
Less accumulated depreciation	(1,719,232)	(1,523,310)
Property and equipment—net	$369,716	$422,548

Depreciation expense was $85,183 and $132,263 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense was $192,843 and $263,503 for the six months ended June 30, 2010 and 2009, respectively.

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

Note 4—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $17,739 included on the balance sheet in Other Assets at June 30, 2010.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $11,165 included on the balance sheet in Other Assets at June 30, 2010.

Notes payable consist of the following at June 30, 2010:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	618,041	78,540	696,581
Total Discounts	(1,602,593)	(185,150)	(1,787,743)
Accrued Interest	542,633	217,054	759,687
Notes Payable, net	$3,940,040	$2,031,904	$5,971,944

Note 5—Commitments and Contingencies

Operating Leases

The Company leases its facilities under two non-cancelable operating leases, which expire in 2011 and 2012.  Future minimum lease payments under these leases as of June 30, 2010 are as follows:

Remainder of 2010	$54,474
2011	94,971
2012	67,734
$217,179

Litigation

On November 16, 2009, the Company entered an agreement with the Investor Relations Group (“IRG”) to provide investor relations and public relations services.  For services rendered from November 15, 2009 through February 15, 2010, IRG would receive 100,000 three-year warrants to purchase common stock at $1.50 vesting February 15, 2010 if the Company completed a securities offering at $2.50 per share or greater.  Since no securities offering took place, the warrants did not vest.  On March 1, 2010, IRG filed a complaint in the New York Supreme Court, County of New York alleging damages in excess of $300,000 plus interest from February 15, 2010.  The complaint alleges trade and also alleges the plaintiff is entitled to the reasonable value of the services.  The Company intends to contest the allegations since they are baseless.  On July 14, 2010, the court granted our motion to dismiss and allowed IRG 30 days to replead any fraud claim that it might have with particularity.

The Company has commenced an action for Declaratory Judgment against a former consultant and former member of the Board of Directors in order to determine the ownership of certain intellectual property.  That case is currently pending in the U.S. District Court.  The Defendant has filed a Motion to Dismiss and also seeks to transfer the case to California.  Those motions remain pending.  The intellectual property in question is not related to any income producing activity and the outcome of the case will not have an effect on the performance of the Company.  However, the Company intends to aggressively protect its marks and intellectual property.

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

Note 6—Series A Preferred Stock

On June 30, 2008, the Company entered into the Transaction with the Organization terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.  The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year.  The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $223,000 at June 30, 2010.

Note 7—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP, using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the six months ended June 30, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option-pricing model.

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

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below).  On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan.  As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during the first six months of 2010 and 2009 was $215,125 and $0, respectively.

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

A summary of stock option activity under the 1998 Stock Option Plan during the six months ended June 30, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	105,000	$1.48
Granted	-	$-
Exercised	(100,000)	$1.50
Forfeited or expired	-	$-
Outstanding at June 30, 2010	5,000	$1.00	5.9	$14,300
Exercisable at June 30, 2010	5,000	$1.00	5.9	$14,300
____________
(1)	Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”), provides for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan.

In 2008, our Board of Directors approved and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   As of June 30, 2010, there were 1,833,858 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Plan during the six months ended June 30, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1) (2)	6,765,187	$1.18
Granted (3)	274,597	$3.15
Exercised (4)	(113,000)	$1.00
Forfeited or expired (5)	(48,042)	$3.43
Outstanding at June 30, 2010 (6)	6,878,742	$1.25	7.8	$18,052,835
Exercisable at June 30, 2010 (7)	5,215,822	$1.20	7.6	$13,976,917
___________________
(1)	Includes 516,000 outstanding options to purchase common stock at a weighted average exercise price of $2.03 per share being held by consultants.
(2)	Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)	Includes 20,097 outstanding options to purchase common stock at a weighted average exercise price of $3.15 per share being held by consultants.

(4)	Includes 35,000 options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.
(5)	Includes 29,167 options to purchase common stock at a weighted average exercise price of $2.49 per share being held by consultants.
(6)	Includes 471,930 outstanding options to purchase common stock at a weighted average exercise price of $2.17 per share being held by consultants.
(7)	Includes 381,930 exercisable options to purchase common stock at a weighted average exercise price of $2.31 per share being held by consultants.

The weighted-average grant date fair value of options granted during the first six months of 2010 and 2009 was $2.83 and $1.34, respectively.  The total intrinsic value of options exercised during the first six months of 2010 and 2009 was $319,100 and $0, respectively.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2010	2009
Risk-free interest rate:	2.61%	1.81%

Expected term:	5.7 Years	5.7 Years

Expected dividend yield:	-	-
Expected volatility:	92%	128%

Non-Plan Options

The Board of Directors has approved the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the six months ended June 30, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	463,038	$1.39
Granted	-	$-
Exercised (2)	(10,000)	$2.00
Forfeited or expired (3)	(10,000)	$3.00
Outstanding at June 30, 2010	443,038	$1.34	0.6	$1,116,456
Exercisable at June 30, 2010	295,359	$1.34	0.5	$744,304

(1)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $2.50 per share being held by consultants.
(2)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $2.00 per share being held by consultants.
(3)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $3.00 per share being held by consultants.

There were no options granted during the first six months of 2010 and 2009.  The total intrinsic value of options exercised during the first six months of 2010 and 2009 was $17,200 and $0, respectively.

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

The Company recognized stock-based compensation expense for the vesting of options of $1,516,322 and $1,171,692 for the three months ended June 30, 2010 and 2009, respectively and $2,949,956 and $2,279,662 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was $2,812,276 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 0.9 years.

Restricted Shares

Restricted shares activity during the six months ended June 30, 2010 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2010	-	$-
Granted	6,600	$3.99
Vested during period	(6,600)	$3.99
Cancelled during period	-	$-
Unvested at June 30, 2010	-	$-

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant.  The Company recognized $26,334 in stock-based compensation expense for restricted shares that were issued during the six months ended June 30, 2010.  As of June 30, 2010, there was no unrecognized stock-based compensation expense related to non-vested restricted share grants.

Note 8—Warrants

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer.  These warrants are still outstanding on June 30, 2010 and expire in March 2016.  The fair value of these warrants of $667,581 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer.  The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI.  On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 4.  The Series 2 and Series 3 warrants were still outstanding at June 30, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at June 30, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock.  On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 4 above.  These warrants expire in October 2016 and were still outstanding as of June 30, 2010.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model as appropriately discounted for these noncompensatory warrants using the method described by GAAP with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

Outstanding at December 31, 2009	4,200,000
Issued	—
Exercised	—
Expired	—
Outstanding at June 30, 2010	4,200,000

Note 9—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization and is the Chairman of the Board of Directors of MATT Inc., the Company’s largest shareholder. The Company has participated in several significant transactions with MATT Inc., the Organization and Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc.; Note 4 - Notes Payable, Note 6 – Preferred Stock, and Note 8 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We received the following from MATT Inc. on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico without commission or fees:

●	$572,321 of DSM revenue for the first six months of 2010; and
●	$227,679 of Deferred Revenue as of June 30, 2010 for future services rendered which under GAAP is treated as liability.

We received the following from AHMSA:

●	$434,167 of DSM revenue and $337,500 of Website Development revenue for the first six months of 2010; and
●	$70,000 of Deferred Revenue as of June 30, 2010 for future services rendered (GAAP liability).

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

Company Overview

With the evolution of our website into a social network, we expect future revenues will come from predominately our DSM contest platform, display advertising, website development and revenue generated from social gaming.

Highlights for the first half of 2010 included:

●
Quepasa DSM – Launched in December 2009, this is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  In the first half of 2010, we signed contracts totaling $5.2 million and generated $1,006,488 in DSM revenue.

●	Website Development - In the first half of 2010, we signed contracts totaling $1.3 million in website development revenue.

●	We partnered with Moblyng & Viximo to offer a portfolio of social games to the website.

●	A new community was launched devoted to the Ultimate Fighting Championship (“UFC”). The community features a UFC themed contest.

●
We received from AHMSA, which owns MATT Inc., a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology and a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology.  These contracts are the ones described in DSM and website development revenue above.

●	We partnered with and launched the Zoosk online dating service for Latin America.

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

Results of Operations

Revenue Sources

During the six months ended June 30, 2010, our revenue was generated from three principal sources: revenue earned from the sale of DSM campaigns, banner advertising on our website and website development services.

DSM Revenues: We recognize DSM revenues over the period of the contest or other service.  Approximately 68% of our revenue came from DSM.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to banner advertisements upon delivery.  Approximately 7% of our revenue came from banner advertising.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 23% of our revenue came from website development.

Operating Expenses

Our principal operating expenses are divided into the following categories:

●
Product Development and Content Expenses: Product development and content expenses consist of personnel costs associated with the development, testing and upgrading of our website and systems, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure upgrade.

●
Sales and Marketing Expenses: Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

●
General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fees, such as legal and accounting fees.

●	Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation related to our property and equipment.

●
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income.  We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Note Purchase Agreements.  Earned grant income represents the amortized portion of a cash grant received in 2006 from the Mexican government for approved capital expenditures.  The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended June 30, 2010 with the three months ended June 30, 2009

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended June 30,
	2010	2009	Change ($)	Change (%)
REVENUES	$1,156,116	$76,032	$1,080,084	1421%

OPERATING EXPENSES
Sales and marketing	207,198	124,098	83,100	67%
Product development and content	850,353	697,743	152,610	22%
General and administrative	1,743,147	1,485,178	257,969	17%
Depreciation and amortization	85,183	132,263	(47,080)	-36%
Operating Expenses	2,885,881	2,439,282	446,599	18%

LOSS FROM OPERATIONS	(1,729,765)	(2,363,250)	633,485	-27%

OTHER INCOME (EXPENSE):
Interest income	57	14,689	(14,632)	-100%
Interest expense	(150,700)	(150,702)	2	-100%
Other income	534	5,860	(5,326)	-91%
TOTAL OTHER INCOME (EXPENSE)	(150,109)	(130,153)	(19,956)	15%

NET LOSS	$(1,879,874)	$(2,493,403)	$613,529	-25%

Revenues

Our revenues were $1,156,116 for the three months ended June 30, 2010, an increase of $1,080,084 or 1421% compared to $76,032 for the same period in 2009.  This increase is primarily attributable to $756,488 in DSM revenue and $337,500 in website development revenue earned in the quarter ended June 30, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $322,321 of DSM revenue for the second quarter of 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipalities of Cozumel and Ixtapa in Mexico, without commission or fees.  $434,167 of DSM revenue and $337,500 of Website Development revenue for the second quarter of 2010 was received from AHMSA, which owns MATT, Inc. (see Note 9).

We expect our revenues will continue to increase in 2010 as a result of the $6.5 million in contracts currently signed to develop websites and a series of environmental and legislative campaigns using our DSM Technology.

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The site had 4,983,944 unique visitors in the second quarter of 2009 and 25,298,771 in the second quarter of 2010, a 408% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members.  In June, 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com.  In addition, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $83,100, or 67%, to $207,198 for the three months ended June 30, 2010 from $124,098 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $57,000 and an increase in salaries of $51,000 due to the addition of a salesperson in Mexico City and a marketing person in the US, partially offset by a decrease of $19,000 in advertising.

Product Development and Content: Product development and content expenses increased $152,610, or 22%, to $850,353 for the three months ended June 30, 2010 from $697,743 in 2009.  During the three months ended June 30, 2010, we had increases in U.S. salaries of $58,000, an increase in salaries and associated payroll costs of $61,000 due to salary increases for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services and an increase of $41,000 in content expense for the site.

General and Administrative: General and administrative expenses increased $257,969, or 17%, to $1,743,147 for the three months ended June 30, 2010 from $1,485,178 for the same period in 2009.  The increase consisted primarily of an increase in stock based compensation of $230,000 and hosting, server storage and bandwidth of $41,000.  These increases were partially offset by a decrease of $26,000 in bad debt expense.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $287,637 to $1,516,322 for the three months ended June 30, 2010 from $1,228,685 in 2009.  This increase is attributable to the July 2009 stock option exchange (Note 7) and an increase in headcount.  Stock based compensation expense represented 53% and 50% of operating expenses for the quarters ended June 30, 2010 and 2009, respectively.  At June 30, 2010, we had $2,812,276 of unrecognized stock based compensation expense, most of which we expect to recognize over the next four quarters.

	For the three months ended June 30,
	2010	2009
Sales and marketing	81,497	24,742
Product and content development	194,850	194,253
General and administrative	1,239,975	1,009,690
Total Stock Based Compensation	1,516,322	1,228,685

Stock Based Compensation expense is composed of the following:

	For the three months ended June 30,
	2,010	2009
Vesting of stock options	$1,516,322	$1,171,692
Issuance of common stock to directors for compensation	-	11,495
Amortization of prepaid expenses	-	45,498
Total Stock Based Compensation	$1,516,322	$1,228,685

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $47,080, or 36%, to $85,183 for the three months ended June 30, 2010 from $132,263 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $19,956 to $150,109 for the three months ended June 30, 2010 from $130,153 in 2009.  The decrease is primarily attributable to a reduction of $15,000 in interest income as a result of the settlement of the note receivable discussed in Note 3 of the consolidated financial statements.

Comparison of the six months ended June 30, 2010 with the six months ended June 30, 2009

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the six months ended June 30,
	2010	2009	Change ($)	Change (%)

REVENUES	$1,478,086	$145,191	$1,332,895	918%

OPERATING EXPENSES
Sales and marketing	380,894	243,337	137,557	57%
Product development and content	1,613,852	1,456,466	157,386	11%
General and administrative	3,538,518	2,965,704	572,814	19%
Depreciation and amortization	192,843	263,503	(70,660)	-27%
Operating Expenses	5,726,107	4,929,010	797,097	16%

LOSS FROM OPERATIONS	(4,248,021)	(4,783,819)	535,798	-11%

OTHER INCOME (EXPENSE):
Interest income	402	25,923	(25,521)	-98%
Interest expense	(300,604)	(300,606)	2	-100%
Other income	1,059	11,299	(10,240)	-91%
TOTAL OTHER INCOME (EXPENSE)	(299,143)	(263,384)	(35,759)	14%

NET LOSS	$(4,547,164)	$(5,047,203)	$500,039	-10%

Revenues

Our revenues were $1,478,086 for the six months ended June 30, 2010, an increase of $1,332,895 or 918% compared to $145,191 for the same period in 2009.  This increase is primarily attributable to $1,006,488 in DSM revenue and $337,500 in website development revenue earned in the six months ended June 30, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $572,321 of DSM revenue for the second quarter of 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico, without commission or fees.  $434,167 of DSM revenue and $337,500 of Website Development revenue for the second quarter of 2010 was received from AHMSA, which owns MATT, Inc. (see Note 9).

We expect our revenues will continue to increase in 2010 as a result of the $6.5 million in signed contracts to develop websites and a series of environmental and legislative campaigns using our DSM Technology.

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The site had 7,967,284 unique visitors in the first six months of 2009 and 42,041,542 in 2010, a 428% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the home page for our members.  In June, 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com.  In addition, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $137,557, or 57%, to $380,894 for the six months ended June 30, 2010 from $243,337 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $88,000 and an increase in salaries of $69,000 due to the addition of a salesperson in Mexico City and a marketing person in the US, partially offset by a decrease of $28,000 in advertising.

Product Development and Content: Product development and content expenses increased $157,386, or 11%, to $1,613,852 for the six months ended June 30, 2010 from $1,456,466 in 2009.  During the six months ended June 30, 2010, we had increases in U.S. salaries of $104,000 and an increase in salaries and associated payroll costs of $93,000 due to salary increases for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.  These increases were partially offset by a decrease of $39,000 in stock based compensation.

General and Administrative: General and administrative expenses increased $572,814, or 19%, to $3,538,518 for the six months ended June 30, 2010 from $2,965,704 for the same period in 2009.  The increase consisted primarily of an increase in stock based compensation of $536,000 and hosting, server storage and bandwidth of $60,000.  These increases were partially offset by a decrease of $37,000 in bad debt expense.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $585,247 to $3,124,102 for the six months ended June 30, 2010 from $2,538,855 in 2009.  This increase is attributable to the July 2009 stock option exchange (Note 7) and an increase in headcount.  Stock based compensation expense represented 55% and 52% of operating expenses for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, we had $2,812,276 of unrecognized stock based compensation expense, most of which we expect to recognize over the next four quarters.

	For the six months ended June 30,
	2010	2009
Sales and marketing	152,357	64,340
Product and content development	379,578	418,688
General and administrative	2,592,167	2,055,826
Total Stock Based Compensation	3,124,102	2,538,854

Stock Based Compensation expense is composed of the following:

	For the six months ended June 30,
	2,010	2009
Vesting of stock options	$2,949,955	$2,388,250
Re-pricing of warrants	147,813	-
Issuance (cancellation) of common stock for professional services	26,334	(20,471)
Issuance of common stock to directors for compensation	-	11,495
Amortization of prepaid expenses	-	159,580
Total Stock Based Compensation	$3,124,102	$2,538,854

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $70,660, or 27%, to $192,843 for the six months ended June 30, 2010 from $263,503 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $35,759 to $299,143 for the six months ended June 30, 2010 from $263,503 in 2009.  The decrease is primarily attributable to a reduction of $17,000 in interest income as a result of the settlement of the note receivable discussed in Note 3 of the consolidated financial statements.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(654,753)	$(1,958,577)
Net cash used in investing activities	$(140,011)	$(17,093)
Net cash provided by financing activities	$283,000	$-

Cash used in operating activities for the six months ended June 30, 2010 was driven by our net loss, adjusted for non-cash items.  Non-cash adjustments include depreciation and amortization, stock based compensation for the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt.  Net cash used in operations was $654,753 for the six months ended June 30, 2010 compared to $1,958,577 for 2009.  For the six months ended June 30, 2010, net cash used by operations consisted primarily of a net loss of $4,547,164, offset by non-cash expenses of $192,843 in depreciation and amortization, $156,100 in non-cash interest, $144,504 in amortization of discounts on notes payable and debt issuance costs, and $2,949,956 related to stock based compensation for the vesting of stock options.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included an increase in accounts receivable of $50,346 and a decrease in accounts payable and accrued expenses of $43,289, offset by an increase in deferred revenue of $297,679 and a decrease in current assets and other assets of $90,314.  For the six months ended June 30, 2009, net cash used by operations consisted primarily of a net loss of $5,047,203, offset by non-cash expenses of $263,503 in depreciation and amortization, $139,263 in non-cash interest, $144,506 in amortization of discounts on notes payable and debt issuance costs, and $2,388,250 related to the vesting of stock options. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in other current assets and other assets of $294,481, offset by an increase in accounts receivable of $56,205 and a decrease in accounts payable and accrued expenses of $83,679.

There was $140,011and $17,093 used in investing activities for the six months ended June 30, 2010 and 2009 respectively, attributable to capital expenditures.

There was $283,000 provided by financing activities for the six months ended June 30, 2010, attributable to proceeds from the exercise of stock options.  There was no net cash used in financing activities for the six months ended June 30, 2009.

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$516,914	$1,028,267
Total assets	$1,662,545	$2,250,391
Percentage of total assets	31%	46%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception.  At June 30, 2010, we had $516,914 in cash and cash equivalents compared to $1,028,267 at December 31, 2009, resulting in a net decrease in cash and cash equivalents of $511,353 for 2010.

The decrease in cash for the first half of 2010 was primarily attributed to cash used in operating activities of $654,753 for the period.

During the first half of 2010, we obtained proceeds from the exercise of common stock options and warrants of $283,000.  There were no proceeds from the exercise of stock options and warrants during the first half of 2009.

Net Cash Burn – Non-GAAP

Net cash burn is a non-GAAP financial measure that may be considered in addition to results prepared in accordance with GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  We define “net cash burn” as loss from operations plus non-cash operating expenses including stock based compensation expenses, depreciation, amortization and other non-cash charges.  This non-GAAP measure should not be considered a substitute for, or superior to, GAAP results. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison.  We believe that both management and shareholders benefit from referring to non-GAAP financial measures such as net cash burn in planning, forecasting and analyzing future periods.  Additionally, net cash burn rate provides meaningful information about our ability to meet our working capital needs.  Net cash burn, as presented below, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate net cash burn in an identical manner and, therefore, it is not necessarily an accurate measure of comparison between companies.  The following table is a reconciliation of our non-GAAP financial measure to loss from operations.

	For the six months ended June 30,
	2010	2009

LOSS FROM OPERATIONS	(4,248,021)	(4,783,819)

NON CASH OPERATING EXPENSES
Stock based compensation expense	3,124,102	2,538,855
Depreciation and amortization	192,843	263,503
TOTAL NON CASH OPERATING EXPENSES	3,316,945	2,802,358

NET CASH BURN	(931,076)	(1,981,461)
NET MONTHLY CASH BURN RATE	(155,179)	(330,244)

We expect a net cash burn rate of approximately zero per month for 2010, excluding any promotional activities and growth of advertising revenues.

We have budgeted capital expenditures of $415,000 for 2010, which will allow us to continue to grow the business given our member growth and allow us to run DSM campaigns.

As of the date of the filing of this report, we have $1,080,842 in cash and $1,392,192 in accounts receivable.  Management believes that we have sufficient working capital to operate through December 31, 2010.  With our net cash burn rate, this forecast assumes that we collect approximately $1.4 million in accounts receivable during 2010.  We expect that the $6.5 million in contracts we signed this quarter will supply us working capital to remain operational through April 30, 2011.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statement concerning having adequate working capital net cash burn rate, continued growth, expectations regarding revenues and correlation between website traffic and our ability to increase revenue.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in the public’s approach to social networking needs, competition, our ability to continue to enrich our website to attract users, unanticipated failure to reach our users and unanticipated factors which cause us not to collect our accounts receivable.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2009.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

QUEPASA CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our SEC filings, the Investor Relations Group, Inc. (“IRG”) filed a suit in the New York County Supreme Court, against the Company. On July 14, 2010, the court granted our motion to dismiss and allowed IRG 30 days to replead any fraud claim that it might have with particularity.

On May 14, 2010, the Company has commenced an action for Declaratory Judgment Relief against Jeffrey Valdez and Valdez Productions, Inc.  Mr. Valdez is a former consultant and former member of our Board of Directors.  The Company filed the complaint to the company in order to determine the ownership of certain intellectual property and to prohibit the use of such intellectual property by the former director.   The Company also alleges that the former director has breached his fiduciary duty to the Company and its shareholders by competing with the Company.  The case is currently pending in the U.S. District Court.   The Defendant has filed a Motion to Dismiss and is seeking to transfer the case to California.  Those motions remain pending.  The intellectual property in question is not related to any income producing activity and the outcome of the case will not have an effect on the performance of the Company.  However, the Company intends to aggressively protect its marks and intellectual property.

Additionally, from time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  Other than above, there are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Quepasa Corporation

August 9, 2010	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

August 9, 2010	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection				Filed
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.3
3.5	Amendment to Restated Bylaws	8-K	5/14/10	3.1
10.1	Amended and Restated 2006 Stock Incentive Plan*				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan, contract or agreement.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Michael Matte, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.