Form 10-Q
period 2010-09-30
QUEPASA CORP
filed 2010-11-12
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑

Class	Outstanding at November 10, 2010
Common Stock, $0.001 par value per share	13,471,168 shares

QUEPASA CORPORATION AND SUBSIDIARY

INDEX

		Page

	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2010 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	(Removed and Reserved)	30

Item 5	Other Information	30

Item 6	Exhibits	30

SIGNATURES		31

INDEX TO EXHIBITS		32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$527,854	$1,028,267
Accounts receivable, net of allowance of $5,000 and $37,000, respectively	1,819,803	310,781
Other current assets	220,210	190,513
Total current assets	2,567,867	1,529,561

Property and equipment, net	312,896	422,548
Notes receivable, including accrued interest of $356 and $0, respectively	467,023	250,000
Other assets	41,243	48,282
Total assets	$3,389,029	$2,250,391

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$42,060	$118,001
Accrued expenses	237,358	180,288
Accrued dividends	250,875	167,250
Unearned grant income	12,805	13,810
Total current liabilities	543,098	479,349

Notes payable, net of unamortized discount of $1,715,494 and $1,929,885, respectively	6,122,243	5,673,702
Total liabilities	6,665,341	6,153,051

COMMITMENTS AND CONTINGENCIES (see Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares
issued and outstanding at September 30, 2010 and December 31, 2009	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 13,238,669
shares issued and outstanding at September 30, 2010 and 12,743,111 shares issued and outstanding at December 31, 2009	13,239	12,743
Additional paid-in capital	161,000,693	155,425,366
Accumulated deficit	(164,283,701)	(159,334,739)
Accumulated other comprehensive income (loss)	(6,568)	(6,055)
Total stockholders’ equity (deficit)	(3,276,312)	(3,902,660)
Total liabilities and stockholders’ equity (deficit)	$3,389,029	$2,250,391

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$2,721,760	$51,827	$4,199,846	$197,018
OPERATING COSTS AND EXPENSES:
Sales and marketing	221,311	111,774	602,205	355,111
Product development and content	844,466	718,533	2,458,318	2,174,999
General and administrative	1,761,810	1,796,930	5,300,328	4,762,634
Depreciation and amortization	62,310	130,527	255,153	394,030
TOTAL OPERATING COSTS AND EXPENSES	2,889,897	2,757,764	8,616,004	7,686,774
LOSS FROM OPERATIONS	(168,137)	(2,705,937)	(4,416,158)	(7,489,756)
OTHER INCOME (EXPENSE):
Interest income	940	10,128	1,342	36,051
Interest expense	(151,500)	(151,500)	(452,104)	(452,106)
Loss on settlement of receivable	-	(100,000)	-	(100,000)
Other income	524	9,041	1,583	20,340
TOTAL OTHER INCOME (EXPENSE)	(150,036)	(232,331)	(449,179)	(495,715)
LOSS BEFORE INCOME TAXES	(318,173)	(2,938,268)	(4,865,337)	(7,985,471)
Income taxes	-	-	-	-
NET LOSS	$(318,173)	$(2,938,268)	$(4,865,337)	$(7,985,471)
Preferred stock dividends	(27,875)	(27,875)	(83,625)	(83,625)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(346,048)	$(2,966,143)	$(4,948,962)	$(8,069,096)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS
BASIC AND DILUTED	$(0.03)	$(0.23)	$(0.38)	$(0.63)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	12,982,326	12,729,261	12,951,513	12,722,412

NET LOSS	$(318,173)	$(2,938,268)	$(4,865,337)	$(7,985,471)
Foreign currency translation adjustment	(924)	(509)	(513)	(7,099)
COMPREHENSIVE LOSS	$(319,097)	$(2,938,777)	$(4,865,850)	$(7,992,570)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2010
(Unaudited)

							Accumulated	Total
					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)
Vesting of stock options
for compensation					4,503,711			4,503,711
Re-pricing of warrants					147,813			147,813
Issuance of warrants					26,835			26,835
Exercise of stock options			488,958	489	870,641			871,130
Issuance of common stock
for professional services			6,600	7	26,327			26,334
Preferred stock dividends						(83,625)		(83,625)
Foreign currency
translation adjustment							(513)	(513)
Net loss						(4,865,337)		(4,865,337)
Balance—September 30, 2010	25,000	$25	13,238,669	$13,239	$161,000,693	$(164,283,701)	$(6,568)	$(3,276,312)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,865,337)	$(7,985,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,153	394,030
Loss on settlement of receivable	-	100,000
Repricing of warrants	147,813	-
Issuance of warrants	26,835	-
Vesting of stock options for compensation	4,503,711	3,948,254
Issuance of common stock to directors for compensation	-	17,244
Issuance/ (cancellation) of common stock and stock options for professional services	26,334	(20,471)
Grant income	(1,005)	(15,768)
Bad debt expense	(29,636)	5,996
Non-cash interest related to notes receivable	(356)	(22,803)
Non-cash interest related to notes payable	234,150	234,150
Amortization of discounts on notes payable and debt issuance costs	217,954	217,956
Changes in operating assets and liabilities:
Accounts receivable	(1,479,386)	(18,468)
Other current assets and other assets	(26,221)	279,547
Accounts payable and accrued expenses	(18,871)	30,076
Net cash used in operating activities	(1,008,862)	(2,835,728)
Cash flows from investing activities:
Purchase of property and equipment	(145,501)	(15,494)
Advance to Hollywood Creations	(216,667)	-
Net cash used in investing activities	(362,168)	(15,494)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	871,130	-
Net cash provided by financing activities	871,130	-
Effect of foreign currency exchange rate on cash	(513)	(7,099)
Net decrease in cash and cash equivalents	(500,413)	(2,858,321)
Cash and cash equivalents at beginning of period	1,028,267	4,932,629
Cash and cash equivalents at end of period	$527,854	$2,074,308

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$83,625	$83,625

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. The Company operates the world’s fastest growing Latino social network, with content provided by the user community.  It expects to generate revenue from display advertising, the DSM contest platform, website development, royalty revenue and revenue from games introduced to the site.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report filed with the SEC on Form 10-K on March 5, 2010.

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  Since inception, the Company has reported net losses and operating activities have used cash, and the Company had a stockholders’ deficit at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company reported a net loss of approximately $4.9 million for the nine months ended September 30, 2010, and operating activities used cash of approximately $1.0 million during the nine months ended September 30, 2010 and as of September 30, 2010, the Company had a stockholders’ deficit of $3.3 million and accumulated losses from inception of $164.3 million.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors.  Management believes the Company has sufficient working capital to operate through December 31, 2010 with the current working capital on hand and revenue from contracts signed.  With our net cash earn (burn) rate, this forecast assumes that we collect approximately $786,000 in accounts receivables during 2010.  We expect that the $6.5 million in contracts signed this year, which includes $719,000 in current accounts receivable, will supply us working capital to remain operational through 2010 and beyond.  In order to expand our business, we currently need to complete an equity or debt financing and raise approximately $10,000,000 and are currently engaged in discussions with a placement agent about the sale of equity.  The current global recession and volatility of the financial markets could significantly impact our ability to complete any financing.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $6.5 million in revenue, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

At September 30, 2010, the Company had cash and cash equivalents of approximately $528,000 and working capital of approximately $2.0 million, compared to cash and cash equivalents of approximately $1.0 million and a working capital of $1.1 million at December 31, 2009.  At September 30, 2010, the Company had total stockholders’ deficit of $3.3 million as compared with total stockholders’ deficit of $3.9 million at December 31, 2009

Principles of Consolidation

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at September 30, 2010 approximated $332,000.

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

The following table summarizes the number of dilutive securities outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	September 30,
	2010	2009
Stock options	7,957,400	6,415,187
Warrants	4,465,000	4,432,500
Totals	12,422,400	10,847,687

Significant Customers and Concentration of Credit Risk

During the first nine months of 2010, two customers comprised 77% and 19% of total revenues, see Note 9. During the first nine months of 2009, one customer comprised 23% of total revenues.

One customer comprised 98% of total accounts receivable as of September 30, 2010, see Note 9. One customer comprised 86% of total accounts receivable as of December 31, 2009.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, “Revenue Recognition,” which requires that certain criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured, and ASC 605-25, “Multiple-Element Arrangements.”

During the nine months ended September 30, 2010, we signed two contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns Mexicans and Americans Trading Together, Inc. ("MATT Inc."), that qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The revenue from these contracts is being allocated between DSM and Website Development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and clickthrough rate that other advertising would require to generate similar engagements, since the DSM is a relatively new concept developed by the Company. The selling price for Website Development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources. Revenue recognition policies for separate units of accounting, among other revenue recognition policies are discussed below.

During the nine months ended September 30, 2010, our revenue was generated from four principal sources: revenue earned from the sale of Distributed Social Media (“DSM”) campaigns, website development services, banner advertising on our website and royalty revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided.  Approximately 71% of our revenue came from DSM campaigns.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 24% of our revenue came from website development.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to banner advertisements upon delivery.  Approximately 3% of our revenue came from banner advertising.

Royalty Revenue: Royalty revenue is generated as a percentage of product sales from certain partnership arrangements.We recognize royalty revenues as reported to us by third parties.  Approximately 1% of our revenue came from royalties.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted the provisions of the standard on July 1, 2010, which did not have a material impact on our financial statements.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In October 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.  This amendment modifies the criteria for separating consideration in multiple deliverable arrangements and replaces fair value for the revenue allocation with selling price.  The amendments in this Update are effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted. The Company adopted the provisions of the standard on July 1, 2010, which did not have a material impact on our financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2—Property and Equipment

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009

Computer equipment	$1,940,299	$1,796,197
Vehicles	18,104	17,340
Office furniture and equipment	132,701	123,256
Other equipment	9,465	9,065
	2,100,569	1,945,858
Less accumulated depreciation	(1,787,673)	(1,523,310)
Property and equipment—net	$312,896	$422,548

Depreciation expense was $62,310 and $130,527 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense was $255,153 and $394,030 for the nine months ended September 30, 2010 and 2009, respectively.

Note 3—Notes Receivable

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

On September 20, 2010, the Company and Hollywood Creations, Inc. (“Hollywood”) entered into a Note Purchase Agreement and the Company agreed to lend Hollywood $650,000 in three separate equal installments.  Each loan will be evidenced by a 6% Convertible Promissory Note due one year from the date of issuance (“Note”).   The Note may be converted (i) automatically if a Qualified Financing occurs on or before the Maturity Date; or (ii) if no Qualified Financing occurs on or before the Maturity Date, upon election of the Company.  A Qualified Financing is a transaction (or series of transactions) in which Hollywood issues and sells shares of its preferred stock for aggregate gross proceeds of at least $2 million with the principal purpose of raising capital. The Note may be converted at a price per share equal to the lower of (i) 80% of the price per share paid by the other purchasers of the Preferred Stock sold in the Qualified Financing or (ii) the amount obtained by dividing (A) $5,000,000 by (B) the number of shares of the Company’s capital stock outstanding immediately prior to the Qualified Financing (assuming full conversion and exercise of all convertible and exercisable securities then outstanding (except for the Notes), and including any shares reserved for future issuance pursuant to an equity incentive or similar plan), with no fractional shares.  In the quarter ended September 30, 2010, the Company lent the first $216,667 installment and Hollywood issued the Company a Note due on September 20, 2011.

The second and third installments are subject to certain milestones being met with respect to the development, delivery and integration of certain social web games and skill-based wagering titles on the Company’s website. Once the applicable milestone is met, Hollywood may request the second and third loans of $216,667.  The Company has the right not to lend the second or third installments and also has a put arrangement permitting it to make the additional advances.

Notes receivable consist of the following at September 30, 2010:

	BRC	Hollywood Creations	Total
Notes Receivable, face amount	$250,000	$216,667	$466,667
Accrued Interest	-	356	356
Notes Receivable, including accrued interest	$250,000	$217,023	$467,023

Note 4—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $17,030 included on the balance sheet in Other Assets at September 30, 2010.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $10,674 included on the balance sheet in Other Assets at September 30, 2010.

Notes payable consist of the following at September 30, 2010:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	682,144	86,686	768,830
Total Discounts	(1,538,490)	(177,004)	(1,715,494)
Accrued Interest	598,383	239,354	837,737
Notes Payable, net	$4,059,893	$2,062,350	$6,122,243

Note 5—Commitments and Contingencies

Operating Leases

The Company leases its facilities under two non-cancelable operating leases, which expire in 2011 and 2012.  Future minimum lease payments under these leases as of September 30, 2010 are as follows:

Remainder of 2010	$24,554
2011	85,092
2012	60,538
$170,184

Litigation

On November 16, 2009, the Company entered an agreement with the Investor Relations Group (“IRG”) to receive investor relations and public relations services.  For services rendered from November 15, 2009 through February 15, 2010, IRG would receive 100,000 three-year warrants to purchase common stock at $1.50 vesting February 15, 2010 if the Company completed a securities offering at $2.50 per share or greater.  Since no securities offering took place, the warrants did not vest.  On March 1, 2010, IRG filed a complaint in the New York Supreme Court, County of New York alleging damages in excess of $300,000 plus interest from February 15, 2010.  Subsequently, the Court dismissed the case with prejudice.

The Company has commenced an action for Declaratory Judgment against a former consultant and former member of the Board of Directors in order to determine the ownership of certain intellectual property.  That case is currently pending in the U.S. District Court.  The Defendant has filed a Motion to Dismiss and also seeks to transfer the case to California. The Company has filed a Motion for Remand to send the case back to State court because the damages sought involve less than $75,000, the jurisdictional minimum for federal court jurisdiction.  Those motions remain pending.  The intellectual property in question is not related to any income producing activity and the outcome of the case will not have an effect on the performance of the Company.  However, the Company intends to aggressively protect its marks and intellectual property.

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

Note 6—Series A Preferred Stock

On June 30, 2008, the Company entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the termination, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.  The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year.  The Preferred Stock may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $250,875 at September 30, 2010.

Note 7—Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the nine months ended September 30, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option-pricing model.

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

In December 2007, the SEC issued guidance which allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under ASC 718, "Compensation - Stock Compensation" for employee stock options.  The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.  During 2009 and 2010, we continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below).  On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan.  As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during the first nine months of 2010 and 2009 was $215,125 and $0, respectively.

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

A summary of stock option activity under the 1998 Stock Option Plan during the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	105,000	$1.48
Granted	-	$-
Exercised	(100,000)	$1.50
Forfeited or expired	-	$-
Outstanding at September 30, 2010	5,000	$1.00	5.7	$21,250
Exercisable at September 30, 2010	5,000	$1.00	5.7	$21,250
____________
(1)	Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan (the “2006 Plan”), provides for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Plan.

In 2008, our Board of Directors approved and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   As of September 30, 2010, there were 927,280 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Plan during the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1) (2)	6,765,187	$1.18
Granted (3)	1,206,175	$4.24
Exercised (4)	(378,958)	$1.85
Forfeited or expired (5)	(83,042)	$3.01
Outstanding at September 30, 2010 (6)	7,509,362	$1.61	7.8	$27,413,735
Exercisable at September 30, 2010 (7)	5,331,510	$1.14	7.4	$21,974,021
____________
(1)  Includes 516,000 outstanding options to purchase common stock at a weighted average exercise price of $2.03 per share being held by consultants.
(2)  Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)  Includes 105,000 outstanding options to purchase common stock at a weighted average exercise price of $3.81 per share being held by consultants.
(4)  Includes 215,833 options to purchase common stock at a weighted average exercise price of $2.25 per share being held by consultants.
(5)  Includes 29,167 options to purchase common stock at a weighted average exercise price of $2.49 per share being held by consultants.
(6)  Includes 376,000 outstanding options to purchase common stock at a weighted average exercise price of $2.12 per share being held by consultants.
(7)  Includes 239,299 exercisable options to purchase common stock at a weighted average exercise price of $1.95 per share being held by consultants.

The weighted-average grant date fair value of options granted during the first nine months of 2010 and 2009 was $0.83 and $1.28, respectively.  The total intrinsic value of options exercised during the first nine months of 2010 and 2009 was $755,894 and $0, respectively.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate:	1.87%	2.51%
Expected term:	5.8 Years	4.2 Years
Expected dividend yield:	-	-
Expected volatility:	89%	106%

Non-Plan Options

The Board of Directors has approved the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the nine months ended September 30, 2010 is as follows:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
Options	Options	Price	Contractual Life	Value
Outstanding at December 31, 2009 (1)	463,038	$1.39
Granted	-	$-
Exercised (2)	(10,000)	$2.00
Forfeited or expired (3)	(10,000)	$3.00
Outstanding at September 30, 2010	443,038	$1.34	0.5	$1,732,279
Exercisable at September 30, 2010	406,118	$1.34	0.7	$1,587,922
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

The weighted-average grant date fair value of non-plan options granted during the first nine months of 2010 and 2009 was $0 and $1.40, respectively.  The total intrinsic value of non-plan options exercised during the first nine months of 2010 and 2009 was $17,200 and $0, respectively.

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

The Company recognized stock-based compensation expense for the vesting of options of $1,595,110 and $1,560,004 for the three months ended September 30, 2010 and 2009, respectively and $4,545,065 and $5,397,150 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $4,131,787 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Shares

Restricted shares activity during the nine months ended September 30, 2010 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2010	-	$-
Granted	6,600	$3.99
Vested during period	(6,600)	$3.99
Cancelled during period	-	$-
Unvested at September 30, 2010	-	$-

The fair value of the restricted shares is based on the closing price of the Company’s common stock on the date of the grant.  The Company recognized $26,334 in stock-based compensation expense for restricted shares that were issued during the nine months ended September 30, 2010.  As of September 30, 2010, there was no unrecognized stock-based compensation expense related to non-vested restricted share grants.

Note 8—Warrants

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer.  These warrants are still outstanding on September 30, 2010 and expire in March 2016.  The fair value of these warrants of $667,581 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of the Company’s Chief Executive Officer.  The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI.  On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 4.  The Series 2 and Series 3 warrants were still outstanding at September 30, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at September 30, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock.  On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share.  The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 4 above.  These warrants expire in October 2016 and were still outstanding as of September 30, 2010.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model as appropriately discounted for these noncompensatory warrants using the method described by GAAP with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

In September 2010, the Company issued warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants are subject to vesting based on performance standards detailed in the agreement. These warrants are still outstanding on September 30, 2010 and expire in September 2013.  The fair value of these warrants of $26,835 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

Outstanding at December 31, 2009	4,200,000
Issued	265,000
Exercised	—
Expired	—
Outstanding at September 30, 2010	4,465,000

Note 9—Related Party Transactions

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., the Company’s largest shareholder and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 4 - Notes Payable, Note 6 – Preferred Stock, and Note 8 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We received $800,000 of DSM revenue for the first nine months of 2010 from MATT Inc. on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico. MATT Inc. received no compensation from the Company for arranging these campaigns.  We received $2.2 million of DSM revenue and $1.0 million of Website Development revenue for the first nine months of 2010 from AHMSA.  At September 30, 2010, $1.8 million of the Company’s accounts receivable were from AHMSA.

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

Company Overview

With the evolution of our website into a social network, we expect future revenues will come from predominately our DSM contest platform, display advertising, website development, royalties from partner’s product sales and revenue generated from social gaming.

Highlights for the first nine months of 2010 included:

●
Quepasa DSM – Launched in December 2009, this is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  In the first nine months of 2010, we signed contracts totaling $5.2 million and generated $3.0 million in DSM revenue.

●	Website Development - In the first nine months of 2010, we signed contracts totaling $1.3 million in website development revenue and generated $1.0 million in website development revenue.
●	We partnered with Moblyng, Viximo and Hollywood Creations to offer a portfolio of social games to the website.
●	A new community was launched devoted to the Ultimate Fighting Championship (“UFC”). The community features a UFC themed contest.
●
We received from Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns Mexicans and Americans Trading Together, Inc. ("MATT Inc."), a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology and a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology.  These contracts are the ones described in the first and second bullet points above.

●	We partnered with and launched the Zoosk online dating service for Latin America.
●	As a result of our ongoing partnership with Dr. Robert Rey (Dr. 90210), we recognized $36,000 in royalty revenue for the first nine months of 2010 from product sales in Brazil.

Substantially all of the Company’s revenue has been generated from or arranged by AHMSA and MATT Inc., which are companies affiliated with Alonso Ancira, a director of the Company.  The Company did not pay Mr. Ancira for his efforts.  To date, Mr. Ancira has played an important role in generating revenue and played a prominent role in the Company obtaining financings.  All contracts with AHMSA (and its subsidiary, MATT Inc.) were negotiated by Mr. Ancira and Company management and benefited both the Company and AHMSA.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Results of Operations

Revenue Sources

During the nine months ended September 30, 2010, our revenue was generated from four principal sources: revenue earned from the sale of DSM campaigns, website development services, banner advertising on our website and royalty revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided.  Approximately 71% of our revenue came from DSM campaigns.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 24% of our revenue came from website development.

Banner Advertising Revenue: Banner advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to banner advertisements upon delivery.  Approximately 3% of our revenue came from banner advertising.

Royalty Revenue: We recognize royalty revenues as reported to us by third parties.  Approximately 1% of our revenue came from royalties.

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

Comparison of the three months ended September 30, 2010 with the three months ended September 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended September 30,
	2010	2009	Change ($)	Change (%)

REVENUES	$2,721,760	$51,827	$2,669,933	5152%

OPERATING EXPENSES
Sales and marketing	221,311	111,774	109,537	98%
Product development and content	844,466	718,533	125,933	18%
General and administrative	1,761,810	1,796,930	(35,120)	-2%
Depreciation and amortization	62,310	130,527	(68,217)	-52%
Operating Expenses	2,889,897	2,757,764	132,133	5%

LOSS FROM OPERATIONS	(168,137)	(2,705,937)	2,537,800	-94%

OTHER INCOME (EXPENSE):
Interest income	940	10,128	(9,188)	-91%
Interest expense	(151,500)	(151,500)	-	-100%
Loss on settlement of receivable	-	(100,000)	100,000	100%
Other income	524	9,041	(8,517)	-94%
TOTAL OTHER INCOME (EXPENSE)	(150,036)	(232,331)	82,295	-35%

NET LOSS	$(318,173)	$(2,938,268)	$2,620,095	-89%

Revenues

Our revenues were $2,721,760 for the three months ended September 30, 2010, an increase of $2,669,933 or 5152% compared to $51,827 for the same period in 2009.  This increase is primarily attributable to $1,993,512 in DSM revenue and $677,500 in website development revenue earned in the quarter ended September 30, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $227,679 of DSM revenue for the third quarter of 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico. MATT Inc. received no compensation from the Company for arranging these campaigns.  $1,765,833 of DSM revenue and $677,500 of Website Development revenue for the third quarter of 2010 was received from AHMSA, which owns MATT, Inc. (see Note 9).

We expect our revenues will continue to increase in 2010 as a result of the $6.5 million in contracts currently signed to develop websites and a series of environmental and legislative campaigns using our DSM Technology.

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The website had 5,288,445 unique visitors in the third quarter of 2009 and 41,308,183 in the third quarter of 2010, a 681% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the site through an enhanced user interface.  In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com.  In addition, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps and a more robust user experience, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $109,537, or 98%, to $221,311 for the three months ended September 30, 2010 from $111,774 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $58,000 and an increase in salaries of $47,000 due to the addition of a salesperson in Mexico City and a marketing person in the US.

Product Development and Content: Product development and content expenses increased $125,933, or 18%, to $844,466 for the three months ended September 30, 2010 from $718,533 in 2009.  During the three months ended September 30, 2010, we had increases in U.S. salaries of $49,000 and an increase in salaries and associated payroll costs of $52,000 due to salary increases for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services.

General and Administrative: General and administrative expenses decreased $35,120, or 2%, to $1,761,810 for the three months ended September 30, 2010 from $1,796,930 for the same period in 2009.  The significant changes consisted of:

●	a decrease in stock based compensation of $54,000; and

●	a decrease in reporting dues of $21,000;

●	partially offset by an increase of $53,000 in hosting, server storage and bandwidth costs.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $329 to $1580,590 for the three months ended September 30, 2010 from $1,580,919 in 2009.  Stock based compensation expense represented 55% and 57% of operating expenses for the three months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, we had $4,131,787 of unrecognized stock based compensation expense, most of which we expect to recognize over the next five quarters.

	For the three months ended September 30,
	2010	2009
Sales and marketing	96,102	38,011
Product and content development	246,639	251,489
General and administrative	1,237,849	1,291,419
Total Stock Based Compensation	1,580,590	1,580,919

Stock Based Compensation expense is composed of the following:

	For the three months ended September 30,
	2010	2009
Vesting of stock options	$1,553,755	$1,560,005
Issuance of warrants	26,835	-
Issuance of common stock to directors for compensation	-	5,748
Amortization of prepaid expenses	-	15,166
Total Stock Based Compensation	$1,580,590	$1,580,919

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $68,217, or 52%, to $62,310 for the three months ended September 30, 2010 from $130,527 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $82,295 to $150,036 for the three months ended September 30, 2010 from $232,331 in 2009.  The decrease is primarily attributable to a 2009 loss of $100,000 on settlement of the note receivable discussed in Note 3 of the unaudited condensed consolidated financial statements contained elsewhere in this report.

Comparison of the nine months ended September 30, 2010 with the nine months ended September 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the nine months ended September 30,
	2010	2009	Change ($)	Change (%)

REVENUES	$4,199,846	$197,018	$4,002,828	2032%

OPERATING EXPENSES
Sales and marketing	602,205	355,111	247,094	70%
Product development and content	2,458,318	2,174,999	283,319	13%
General and administrative	5,300,328	4,762,634	537,694	11%
Depreciation and amortization	255,153	394,030	(138,877)	-35%
Operating Expenses	8,616,004	7,686,774	929,230	12%

LOSS FROM OPERATIONS	(4,416,158)	(7,489,756)	3,073,598	-41%

OTHER INCOME (EXPENSE):
Interest income	1,342	36,051	(34,709)	-96%
Interest expense	(452,104)	(452,106)	2	-100%
Loss on settlement of receivable	-	(100,000)	100,000	100%
Other income	1,583	20,340	(18,757)	-92%
TOTAL OTHER INCOME (EXPENSE)	(449,179)	(495,715)	46,536	-9%

NET LOSS	$(4,865,337)	$(7,985,471)	$3,120,134	-39%

Revenues

Our revenues were $4,199,846 for the nine months ended September 30, 2010, an increase of $4,002,828 or 2032% compared to $197,018 for the same period in 2009.  This increase is primarily attributable to $3.0 million in DSM revenue and $1.0 million in website development revenue earned in the nine months ended September 30, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $800,000 of DSM revenue for the nine months ended September 30, 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico. MATT Inc. received no compensation from the Company for arranging these campaigns.  $2.2 million of DSM revenue and $1.0 million of Website Development revenue for the nine months ended September 30, 2010 was received from AHMSA, which owns MATT, Inc. (see Note 9).

We expect our revenues will continue to increase in 2010 as a result of the $6.5 million in signed contracts to develop websites and a series of environmental and legislative campaigns using our DSM Technology.

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The website had 12,923,628 unique visitors in the first nine months of 2009 and 82,074,670 in 2010, a 535% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the site through an enhanced user interface.  In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com.  In addition, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps and a more robust user experience, has resulted in meaningful gains in the number new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $247,094, or 70%, to $602,205 for the nine months ended September 30, 2010 from $355,111 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $146,000 and an increase in salaries of $116,000 due to the addition of a salesperson in Mexico City and a marketing person in the US, partially offset by a decrease of $29,000 in advertising.

Product Development and Content: Product development and content expenses increased $283,319, or 13%, to $2,458,318 for the nine months ended September 30, 2010 from $2,174,999 in 2009.  During the nine months ended September 30, 2010, we had increases in U.S. salaries of $153,000, an increase in salaries and associated payroll costs of $145,000 due to salary increases for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services and an increase in of $74,000 technical and product development consulting.  These increases were partially offset by decreases of $44,000 in stock based compensation and $58,000 in public relations and design consulting expenses.

General and Administrative: General and administrative expenses increased $537,694, or 11%, to $5,300,328 for the nine months ended September 30, 2010 from $4,762,634 for the same period in 2009.  The increase consisted primarily of an increase in stock based compensation of $483,000 and hosting, server storage and bandwidth costs of $102,000.  These increases were partially offset by a decrease of $34,000 in U.S. salaries.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $584,919 to $4,704,692 for the nine months ended September 30, 2010 from $4,119,773 in 2009.  This increase is attributable to the July 2009 stock option exchange (see Note 7) and an increase in headcount.  Stock based compensation expense represented 55% and 54% of operating expenses for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, we had $4,131,787 of unrecognized stock based compensation expense, most of which we expect to recognize over the next five quarters.

	For the nine months ended September 30,
	2010	2009
Sales and marketing	248,459	102,351
Product and content development	626,217	670,177
General and administrative	3,830,017	3,347,245
Total Stock Based Compensation	4,704,693	4,119,773

Stock Based Compensation expense is composed of the following:

	For the nine months ended September 30,
	2,010	2009
Vesting of stock options	$4,503,711	$3,948,254
Re-pricing of warrants	147,813	-
Issuance of warrants	26,835	-
Issuance (cancellation) of common stock for professional services	26,334	(20,471)
Issuance of common stock to directors for compensation	-	17,244
Amortization of prepaid expenses	-	174,746
Total Stock Based Compensation	$4,704,693	$4,119,773

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $138,877, or 35%, to $255,153 for the nine months ended September 30, 2010 from $394,030 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $46,536 to $449,179 for the nine months ended September 30, 2010 from $495,715 in 2009.  The decrease is primarily attributable to a loss in 2009 of $100,000 on the settlement of the note receivable discussed in Note 3 of the unaudited condensed consolidated financial statements contained elsewhere in this report, partially offset by $35,000 reduction in interest income due to settlement of that note.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(1,008,862)	$(2,835,728)
Net cash used in investing activities	$(362,168)	$(15,494)
Net cash provided by financing activities	$871,130	$-

Cash used in operating activities for the nine months ended September 30, 2010 was driven by our net loss, adjusted for non-cash items.  Non-cash adjustments include depreciation and amortization, stock based compensation for the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt.  Net cash used in operations was $1,008,862 for the nine months ended September 30, 2010 compared to $2,835,728 for 2009.  For the nine months ended September 30, 2010, net cash used by operations consisted primarily of a net loss of $4,865,337, offset by non-cash expenses of $255,153 in depreciation and amortization, $234,150 in non-cash interest, $217,956 in amortization of discounts on notes payable and debt issuance costs, and $4,503,711 related to stock based compensation for the vesting of stock options.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,479,386.  For the nine months ended September 30, 2009, net cash used by operations consisted primarily of a net loss of $7,985,471, offset by non-cash expenses of $394,030 in depreciation and amortization, $211,347 in non-cash interest, $217,956 in amortization of discounts on notes payable and debt issuance costs, and $3,948,254 related to the vesting of stock options. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included a decrease in other current assets and other assets of $279,547, and an increase in accounts payable and accrued expenses of $30,076.

Net cash used in investing activities in the nine months ended September 30, 2010 was primarily attributable to Investment in Hollywood Creations of $216,667, see Note 3 of the unaudited consolidated financial statements. Our capital expenditures were $145,501 for the nine months ended September 30, 2010, compared to $15,494 for the same period in 2009.

There was $871,130 provided by financing activities for the nine months ended September 30, 2010, attributable to proceeds from the exercise of stock options.  There was no net cash used in financing activities for the nine months ended September 30, 2009.

	September 30,
	2010	2009
Cash and cash equivalents	$527,854	$1,028,267
Total assets	$3,389,029	$2,250,391
Percentage of total assets	16%	46%

We invest excess cash predominately in liquid marketable securities to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

We have substantial capital resource requirements and have generated significant losses since inception.  At September 30, 2010, we had $527,854 in cash and cash equivalents compared to $1,028,267 at December 31, 2009, resulting in a net decrease in cash and cash equivalents of $500,413 for 2010.

The decrease in cash for the nine months ended September 30, 2010 was primarily attributed to cash used in operating activities of $1,008,862 for the period.

During the nine months ended September 30, 2010, we obtained proceeds from the exercise of common stock options and warrants of $871,130.  There were no proceeds from the exercise of stock options and warrants during the nine months ended September 30, 2009.

Net Cash Earn (Burn) – Non-GAAP

Net cash earn (burn) is a non-GAAP financial measure that may be considered in addition to results prepared in accordance with GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  We define “net cash earn (burn)” as loss from operations plus non-cash operating expenses including stock based compensation expenses, depreciation, amortization and other non-cash charges.  This non-GAAP measure should not be considered a substitute for, or superior to, GAAP results. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison.  We believe that both management and shareholders benefit from referring to non-GAAP financial measures such as net cash earn (burn) in planning, forecasting and analyzing future periods.  Additionally, net cash earn (burn) rate provides meaningful information about our ability to meet our working capital needs.  Net cash earn (burn), as presented below, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate net cash earn (burn) in an identical manner and, therefore, it is not necessarily an accurate measure of comparison between companies.  The following table is a reconciliation of our non-GAAP financial measure to loss from operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

LOSS FROM OPERATIONS	(168,137)	(2,705,937)	(4,416,158)	(7,489,756)

NON CASH OPERATING EXPENSES
Stock based compensation expense	1,580,590	1,580,919	4,704,693	4,119,773
Depreciation and amortization	62,310	130,527	255,153	394,030
TOTAL NON CASH OPERATING EXPENSES	1,642,900	1,711,446	4,959,846	4,513,803

NET CASH EARN (BURN)	1,474,763	(994,491)	543,688	(2,975,953)
NET MONTHLY CASH EARN (BURN) RATE	491,588	(331,497)	60,410	(330,661)

We expect a net cash earn (burn) rate of approximately zero per month for 2010, excluding any promotional activities and growth of advertising revenues.

We have budgeted capital expenditures of $400,000 for 2010, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content.

As of the date of the filing of this report, we have $586,273 in cash and $785,620 in accounts receivable.  Management believes that we have sufficient working capital to operate through December 31, 2010.  With our net cash earn (burn) rate, this forecast assumes that we collect approximately $786,000 in accounts receivable during 2010.  We expect that the $6.5 million in contract we signed this year will supply us working capital to remain operational through 2010.  In order to expand our business, we currently need to complete an equity or debt financing and raise approximately $10,000,000 and are currently engaged in discussions with a placement agent about the sale of equity.  The current global recession and volatility of the financial markets could significantly impact our ability to complete any financing.  Assuming we raise the necessary capital through the sale of equity or equity equivalents and we generate the full $6.5 million in revenues, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements concerning having adequate working capital net cash burn rate, continued growth, expectations regarding revenues, our ability to complete a financing and its impact upon our future working capital, belief regarding the DSM campaigns being a highly effective ad product,  belief that there will be a direct correlation between website traffic and our ability to increase revenue, expectations regarding our net cash earn (burn) rate and the continued growth of our business.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in the public’s approach to social networking needs, competition, our ability to continue to enrich our website to attract users, unanticipated failure to reach our users, unanticipated factors which cause us not to collect our accounts receivable the condition of the capital markets which could prevent us from closing a financing or raising less capital than we need, and the failure to properly integrate and monetize skill based games.

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

PART II. OTHER INFORMATION

QUEPASA CORPORATION AND SUBSIDIARY

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our SEC filings, the Investor Relations Group, Inc. filed a suit against the Company in the New York County Supreme Court. The Court granted our motion to dismiss with prejudice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, the Company’s Board of Directors issued 265,000 three-year warrants exercisable at $4.50 per year share to a consultant for consulting services.  These securities were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index

QUEPASA CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Quepasa Corporation

November 12, 2010	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

November 12, 2010	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection	10-Q	8/9/10	3.2
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.2
3.5	Amendment to Amended and Restated Bylaws	8-K	5/14/10	3.1
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan*	10-Q	8/9/10	10.1
10.2	Hollywood Note Purchase Agreement	8-K	9/24/10	10.1
10.3	Form of Executive Option Agreement (In Lieu of Cash Compensation)*				Filed
10.4	Form of Executive Option Agreement*				Filed
10.5	AHMSA Marketing Services Agreement				Filed
10.6	AHMSA Promotional Campaign Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan, contract or agreement.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Michael Matte, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.