Form 10-K
period 2010-12-31
QUEPASA CORP
filed 2011-02-07
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
Quepasa Corporation
 (Exact name of registrant as specified in its charter)

———————

Nevada	001-33105	86-0879433
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

324 Datura Street, Suite 114
West Palm Beach, Florida 33401
(Address of Principal Executive Office) (Zip Code)

(561) 366-1249
 (Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act: None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		☑	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $44,700,000 at the closing price of $3.86 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,351,280 shares were outstanding as of February 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

PART I

Item 1.          Business

COMPANY OVERVIEW

Quepasa Corporation owns and operates Quepasa.com, the only known publicly-traded social network and gaming platform for the Latino community. We attract Latin audiences worldwide by taking the best of the social web and delivering it in the form of a fun, interactive and distinctly Latin online experience.

Since relaunching the Quepasa brand as a social network in 2008, we have experienced tremendous user growth across Latin America. In 2010 alone our userbase grew by 255% to a total of more than 27.2 million registered users. Brazil and Mexico were the largest contributors to this growth, accounting for 24% and 14% of our new users, respectively.

We are focused on continuing our rapid user growth, while deepening our users’ engagement with the site by offering users compelling features and content centered on the following themes:

1.	Social Discovery – Our user experience is designed to facilitate the discovery of new people and content, in lieu of focusing exclusively on users’ “real world” friend networks.

2.
Social Gaming – Our Open Social Application Programming Interface, or API, brings culturally relevant social gaming titles to the Quepasa audience by way of third party game developers. We expect to acquire a Brazilian social games developer which will give us control over this important tool and further our monetization efforts.

3.
Contests – Our proprietary Distributed Social Media, or DSM technology, is a social media advertising solution that gives the Quepasa audience an opportunity to compete for prizes in engaging, viral contests sponsored by brands targeting Latino audiences.

By building an experience around these core themes, we believe we will not only create a clear and differentiated value proposition for existing and potential users, but also successfully monetize those users .We generate revenue through the sale of virtual currency to our userbase for use in social games, as well as through sale of advertising products to brands and agencies.

INDUSTRY BACKGROUND

Social Media

According to the Nielsen Company, 74% of the world’s population regularly visits a social networking or blogging site. In recent years, Facebook has established a global leadership position in the social media sector. With over 500 million active users, Facebook was valued at $50 billion, based on a $500 million direct investment by Goldman Sachs Group Inc. and Digital Sky Technologies in December 2010. Despite Facebook’s rising dominance, social media consumption is a growing global phenomenon and many internet users are seeking alternative social experiences online.  This opportunity has led to the success of many country or geo-specific social networks, each with a unique experience that caters to their target audience.  Companies such as Tuenti (Spain), Orkut (Brazil) and Odnoklassniki (Russia) have been able to sustain growth and retain their users despite the availability of Facebook.

Social Gaming

The rise of social gaming marks another major trend in social media in recent years.  Social games, which are typically developed by third party developers and piggyback on social networks by way of an API (Application Programming Interface), allow for game developers to directly monetize social networking users through in-game transactions, and for social networks to participate in those profits through revenue-sharing. Zynga, a U.S.-based private company and game developer, is widely regarded as an industry leader and illustration of the tremendous growth potential in social gaming. According to a December 9th, 2010 article published by mashable.com, Zynga has over 45 million daily active users across all of its properties.  These users are said to be generating over $1 million worth of revenue per day for Zynga according to a May 3rd, 2010 TechCrunch article. E-Marketer believes social gaming is poised to become a billion-dollar industry in 2011 and consumers are expected to spend $653 million on in-game virtual goods in 2011, an increase of 28% from 2009.

Social Media Advertising

The explosive growth of social media worldwide has led to increased attention to social media sites by advertisers, agencies and brands.  The groups that control these global advertising budgets are rapidly adopting new strategies for reaching their consumers.  Online and social ad budgets are growing globally and at a much faster pace than traditional ad media (TV, radio, print) as the advertisers are putting their dollars where their audience is – on the social web. According to eMarketer, ad spending on social websites in 2011 will reach $4.3 billion worldwide, up 29% from 2010.

U.S. Latino Internet Penetration and Usage

According to the United States Census Bureau and published sources, the U.S. Latino population is expected to grow to 132.8 million, or 30% of the total U.S. population by 2050, an increase of 272% between 2000 and 2050. The Selig Center for Economic Growth projects that by 2014, U.S. Latinos are projected to represent over $1.3 billion in consumer spending power.

eMarketer reports that approximately 30 million U.S. Latino Internet users, almost 60% of the total population, go online each month. This demographic is more engaged in social networking and related online activities vis a vis other groups. According to MediaPost, 48% of U.S. Latinos have social profiles vs. 43% of African Americans and 31% of Caucasians, and U.S. Latinos spend nearly five hours per week - twice as much time as any other demographic group – using social sites or chatting via instant messaging.

Latin American Internet Penetration and Usage

The number of Internet users in Latin America is growing rapidly because of affordable computers, increased broadband availability and interest in social media. According to Internet World Stats, as of June 30, 2010, the number of Internet users in Latin America was estimated at 200 million.  Latin America has shown a 1,025% growth in Internet penetration from 2000-2010 and now makes up 10% of the world Internet population. A study conducted by inSites Consulting found that 95% of Internet users in Latin America had at least one account on a social networking site in 2010.

Our two fastest-growing markets, Brazil and Mexico, demonstrate strong indicators in terms of Internet penetration and, more specifically, social media consumption. Internet World Stats reports that as of 2010, Brazil had a population estimated at 201 million people, 76 million of whom used the Internet; this is the largest proportion of Internet users in any Latin American country. Brazil tops social media usage worldwide; according to Nielsen, 86% of Brazilian Internet users regularly use social media. As of 2010, 30.6 million of Mexico’s population of 112.5 million people used the Internet, reflecting a 1000% increase since 2000. 75% of Mexico Internet users belong to at least one social network, while approximately 32% play online games.

The business opportunities surrounding social gaming in Latin America have been exemplified by the rapid growth of two private companies started in the last two years: Vostu and Mentez. Both companies are currently focused on the Brazilian market and have achieved unprecedented growth by taking successful game concepts, adapting their content and payment methods to Brazilian audiences, and publishing those games to Orkut. According to TechCrunch, Vostu has over 20 million active monthly players, while Mentez has 22 million weekly active players.

BUSINESS OVERVIEW

Our business strategy is designed to capitalize on the social media sector’s staggering growth and the emerging business models that we believe will benefit most from this trend in the Latin American market. We are focused on continuing to grow and engage our userbase while developing our two primary revenue channels: the direct monetization of users in social games and the sale of innovative advertising products to businesses, focusing on our DSM service. We believe our core products and services will allow us to leverage the growth in social media advertising budgets and the phenomenal growth of the social gaming market, while competing and continuing to differentiate our offering in a post-Facebook business environment.

Social Gaming

As social gaming continues to maintain its hold on social networking audiences, we plan to continue to publish relevant social titles to the Quepasa.com audience while leveraging our relationships and expertise in the Latin American market to distribute these games to other platforms.

Publication of Games to Quepasa.com

We develop some of our games and social applications internally. These games and applications are designed to facilitate interaction between our users in the context of our broader emphasis on “social discovery.”  The first of these applications, a flirting application called “Papacito,” allows users to browse other users’ photos and pick people with whom they would like to be matched. Users who are picked are then invited back to the site to try to guess who picked them. We have also created an application called “QTweet” that gives users the opportunity to integrate existing Twitter accounts into their Quepasa experience, thereby driving activity around real-time updates from the popular social networking service.

Our feature-rich Open Social Platform allows third party developers to submit and publish their applications and games to Quepasa.com.  We are proactively seeking out and building relationships with world-class developers whose titles are well suited for our users.  In July 2010, we worked with Viximo, a leading provider of virtual goods solutions and applications, to launch “Snapmeup,” an application in which users buy and sell photos of other users. We believe the addition of new games to Quepasa by way of our Open Social Platform will provide a strong foundation for user retention, by giving users access to relevant, engaging content. To date, the games on Quepasa.com have been supplied primarily by third parties and we receive a percentage of the revenue generated from those titles.

We are also proactively evolving our offerings to developers to reflect the latest advancements in Open Social technology, and to maximize the success of games on Quepasa.com. In December 2010, we signed a licensing agreement with Playspan, the global leader in monetization solutions for over 1,000 online games, virtual worlds, and social networks. As a result of this agreement, third-party developers who publish games on Quepasa will be able to leverage robust local payment options across Latin America by way of Playspan’s UltimatePay product, including local credit cards and pre-paid card solutions. Notably, Facebook has also recently started offering UltimatePay to expand payment options for both developers and consumers worldwide. In early 2011, we will launch a newly designed Gaming section of the site in which certain games are designated as “Featured Games.” Specific game titles will receive this designation based on their fit with our audience, fulfillment of localization criteria, and overall performance metrics. These games will receive unique promotional opportunities as compared to those offered by other social networking platforms. We plan to fine-tune this offering and continue to present new titles to our audience throughout the year.

Acquisition of Brazilian Gaming Studio & Distribution of Games to Other Platforms

In line with the success of social gaming within culturally relevant titles in the Latin American market, we are focused on delivering games that are localized to our audience in terms of language and content. To that end, we have signed a binding agreement to acquire XtFt Games S/S Ltda, or XtFt, the owner of substantially all of the assets of TechFront Desenvolvimento de Software S/S Ltda, a Brazilian company, or TechFront, which has developed social games for third parties on a contract basis.  Under the terms of the agreement, we will pay XtFt owners $3,700,000 in common stock plus a $300,000 brokerage fee.  In addition, we may issue up to 250,000 shares contingent upon XtFt meeting certain future performance milestones. Closing is subject to customary closing conditions and delivery of audited financial statements to Quepasa.  This acquisition will enable us to develop and publish games that will resonate in the geographies where our user growth is strongest, while capturing 100% of the revenue generated by these games on Quepasa.com. The acquisition of XtFt will further allow us to publish those games on other social networks and create additional revenue opportunities around a portfolio of successful titles.  We believe that that the acquisition of XtFt will represent an important strategic development for Quepasa as it will allow us to leverage our position in Latin America and participate in the region’s social gaming market as both a publisher and distributor of social games.

Quepasa will also enter the mobile application marketplace by developing companion mobile applications for Quepasa-owned applications. Quepasa expects that the companion applications will be distributed on several major carriers in Latin America and will present monetization opportunities by way of mobile advertising, micro-transactions, and/or monthly subscription fees.

Advertising

DSM Social Media Advertising Solution

We seek to build innovative social media advertising products that allow advertisers to reach Latino audiences both on Quepasa and across the social web. Our offerings attract advertising partners that want to go beyond traditional online channels and leverage social media to drive the viral consumption of their brand messaging and the content associated with it.

To this end, we developed DSM which launched at the end of 2009.  DSM is a social contest platform that gives users the opportunity to compete for prizes by way of sharing a brand message on Quepasa and across their other social profiles. The viral nature of DSM campaigns helps brands and agencies achieve highly engaging, word-of-mouth advertising across popular social media sites. By virtue of reaching multiple, relevant sites, DSM campaigns allow advertisers to market their products across multiple, relevant sites, to the Latino demographic in a single campaign, rather than requiring the advertiser to decide how to allocate their budgets across numerous websites.

We refer to the core success metric for all DSM campaigns as an “engagement.” The engagements generated by a campaign are defined as the sum total of all measurable online activities initiated by campaign visitors and participants, including, for instance, entries, votes, and shares. Individuals competing in a given DSM contest increase their chances of winning by driving more engagements around their entries. As a measure of viral activity, engagements are also used to evaluate the overall success of the campaigns themselves. To date, our DSM campaigns have exceeded all of their engagement targets.

We believe that DSM represents a significant differentiator as compared to other online advertising offerings in the U.S. Latino and Latin American markets. The ongoing success of our DSM campaigns continues to validate the product and its potential for existing and prospective customers.

DSM Results

Some of our initial DSM Campaigns have included:

●	Campaign: “Why I Watch”

Client: Ultimate Fighting Championship
Summary: Participants were invited to create and share UFC video highlight reels and describe their love of the sport for the chance to win UFC memorabilia.  The campaign gave the UFC an opportunity to let its most passionate supporters distribute content across the web and build brand awareness on its behalf.

●
Campaign: “Primer Empleo”
Client: Manlio Fabio Beltrones
Summary:  The goal of this campaign was to educate Mexican youth regarding a proposed law designed to create employment opportunities for them. Participants were given the opportunity to learn about and cast a virtual vote for the law. In turn, they could tell friends about the proposed law and their support of it by sharing information to their various social profiles. The law’s focus on young people made social media and DSM a good fit for disseminating information about it. The campaign ultimately reached over 6,000,000 Mexicans and led to the law being passed in the Mexican Senate.

●
Campaign: “Acapulco Revealed”
Client: Mexico Tourism
Summary: Participants were invited to create a slideshow depicting their ideal vacation to Acapulco using images of Acapulco’s nightlife, beaches, adventure and culture.  Vacation packages were awarded to those contestants who most effectively shared their entry across the social web.  The success of this campaign led to DSM campaigns on behalf of Cozumel and Ixtapa-Zihuatanejo.

DSM Reseller Agreements

In order to accelerate our DSM advertising product’s time to market and scale in revenue, we are actively pursuing the development of a reseller channel.  We are primarily targeting large Latino media companies to act as resellers on our behalf. Our reseller strategy allows major media partners to sell our DSM solution to advertisers as an innovative “social” solution, in addition to standard broadcast, cable and digital advertising products. We are also able to leverage our resellers’ deep relationships with advertisers to facilitate DSM sales while building credibility in the marketplace.

We have recently entered into reseller agreements with Sony Pictures Television Ad Sales in Latin America, or Sony, and Grupo Expansion, or Grupo.  Under these reseller agreements, Sony and Grupo have agreed to offer DSM to their advertisers.  Sony handles the advertising sales for nine cable television networks in Latin America, and is responsible for the sale of our first reseller-sourced DSM campaign. The campaign was sold to SEAT, a Spanish automobile manufacturer and wholly owned subsidiary of the Volkswagen Group, by way of our reseller relationship with Sony, launched in January of 2011. Grupo, a more recent addition to our resellers, is one of Mexico’s premier media companies, with 16 print magazine titles and seven Internet sites that have a combined reach of 11,000,000 monthly readers and users.

We will continue to pursue additional reseller partners throughout 2011 with a goal of having active and productive resellers across all major geographies of Latin America.

Display Advertising on Quepasa.com

In addition to DSM, we sell display advertising placements across Quepasa.com. This inventory is filled through direct sales in our core markets, used to promote DSM campaigns and social game launches, and is otherwise made available on a remnant basis to third party advertising networks. As the Latin American online advertising market continues to mature, we believe we will benefit from the growth of advertising networks with regional expertise and the increased demand for other forms of advertising placements, such as pre-roll advertising on video content.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our audience, game developers and advertising partners.

We develop most of our software internally. We will, however, purchase technology and license intellectual property rights in the event that it is strategically important, operationally compatible, and economically advantageous to do so. For instance, we partner with third party game developers to bring additional social gaming titles to Quepasa.com.  We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team consists of our product development and engineering teams. These teams are responsible for feature enhancements to and general maintenance of the Quepasa.com site, our Open Social technology and our DSM advertising platform. Our technology team is located primarily in Hermosillo, Mexico, and Los Angeles, California.

SALES AND MARKETING

New User Acquisition & Marketing

Our userbase has grown according to the following table since January of 2010:

Month Ending	Number of Members
January 31, 2011	29,557,869
December 31, 2010	27,233,767
November 30, 2010	25,052,283
October 31, 2010	22,780,813
September 30, 2010	20,720,906
August 31, 2010	18,673,689
July 31, 2010	16,833,699
June 30, 2010	15,416,042
May 31, 2010	14,230,841
April 30, 2010	13,159,387
March 31, 2010	11,864,976
February 28, 2010	10,326,060
January 31, 2010	9,047,365

This growth has extended throughout the Spanish and Portuguese-speaking world. While Portuguese language support was a later development to the Quepasa platform, added in March of 2009, Brazil has dominated this recent growth. This is an exciting development for Quepasa as we believe the Brazilian market has tremendous growth and monetization potential.

We primarily rely on viral growth to acquire members.  By encouraging members to share Quepasa with friends and providing them with easy-to-use tools, we have been able to successfully grow the userbase while minimizing marketing costs. Our marketing efforts are almost exclusively concentrated on creating a truly differentiated experience and compelling value proposition for new users in the Latino market, and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf.

B2B Sales & Marketing

We employ a small group of sales professionals in Miami, Florida, Mexico City, Mexico (reopened in February 2010) and Sao Paulo, Brazil. This team provides important local insight into our key markets and develops relationships that are critical to both our direct and indirect sales efforts.

While most of our DSM campaigns for 2010 resulted from direct sales efforts, our primary vehicle for selling our DSM solution will be through reseller relationships with large media and entertainment companies. We believe this will allow us to leverage these partners’ existing sales infrastructures and advertiser relationships to win business and build credibility in the marketplace quickly. To date, we have signed DSM reseller agreements with Sony and Grupo (described in the “DSM Reseller Agreements” section above). Our sales force is dedicated to ensuring that these relationships are productive and successful while pursuing additional reseller partners.

Our display advertising inventory is also sold on a direct and indirect basis. Most of our direct display advertising sales occur in the U.S. Our U.S. sales effort also benefits from a strategic relationship we have developed with Break.com, a media company owned by NextPoint, LLC, which represents and sells our U.S. display inventory on a non-exclusive basis. Outside of the U.S., we work with leading advertising networks in the Latin American region to maximize the value of our unsold inventory.

INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the Quepasa trademark and our related trademarks to be valuable to Quepasa and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We operate in the internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition for users, advertisers, publishers, and developers comes from other social networking sites, such as Facebook, Orkut,  Yahoo!Español, MySpace Latino, MySpace, America Online Latin America, StarMedia, Hi5, Batanga, Terra.com and UOL.com. We also compete with these companies to obtain agreements with software publishers, ISPs, mobile carriers, device manufacturers and others to distribute and promote our services to their users.

Our principal considerations related to attracting and retaining online users include functionality, performance, ease of use, usefulness, accessibility, integration, and personalization of the online services that we offer, as well as the overall user experience and quality of support on Quepasa properties. Our principal considerations related to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing and advertising services as well as the creativity of the marketing solutions that we offer. “Reach” refers to the audience and/or demographic that can be accessed through the Quepasa platform. “Effectiveness” for advertisers refers to our ability to deliver against advertisers’ targets and to measure and optimize our achievements against those targets. “Effectiveness” for publishers refers to our advertising technology and the monetization opportunities we are able to offer through our technology and marketing services.

Many large media companies have developed, or are developing, social networking or social media tools to reach their audiences online. As these companies develop such portal or community sites, we could lose a substantial portion of our user traffic.

Similarly, many of our competitors are pursuing the opportunity presented by social gaming and are developing or partnering with game publishers to provide these gaming titles to their user base.  This is an opportunity to diversify their revenue sources, which have historically been solely dependent on advertising dollars.

Given our strategy with social games, we will also face competition from many public and private gaming companies such as Zynga, Disney/Playdom, Vostu and Mentez.  Many of these companies could be potential partners to Quepasa and publish their titles to the Quepasa audience. At the same time, these companies could also be competitors in that we are competing for users with the development of Quepasa’s own social gaming titles.

Most of our existing competitors, as well as new competitors such as Spanish-language media companies, other portals, communities and internet industry consolidators, have significantly greater financial, technical, and marketing resources. Many of our competitors offer internet products and services that are superior and achieve greater market acceptance. There can be no assurance that we will be able to compete successfully against current or future competitors or that our competition will not have a material adverse effect on our business.

EMPLOYEES

As of February 2, 2011, we employed approximately 76 full time employees, 62 individuals in Hermosillo, Mexico and 14 in the United States none of whom are represented by a labor union. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

RESEARCH AND DEVELOPMENT EXPENSES

During 2010 and 2009, we incurred $1,250,954 and $1,040,022 in research and development costs, respectively.

CORPORATE HISTORY

We were incorporated in the State of Nevada in June 1997 under the name Internet Century, Inc. and later changed our name to Quepasa.com, Inc. to reflect our decision to operate a Spanish language portal and search engine.  On August 5, 2003, we changed our name to Quepasa Corporation.  In 2007, we moved away from being a bilingual search engine into a Latino portal and social network. With the evolution of the website into a Latino portal and social network, the products and services provided to businesses transitioned to predominately display advertising. In December 2007, we discontinued our portal service. We re-launched quepasa.com on February 6, 2008, solely as a Latino social network with content provided by the user community. In August 2008, Quepasa again re-launched Quepasa.com with an improved user interface and enhanced technical capabilities and we have continued to evolve that social networking offering for the last two years.  Over that time, we have launched additional products and features to enhance the user experience and better grow and retain our audience.  This includes the launch of Portuguese language support in 2009 and the development of our DSM social advertising product and completion of our Open Social APIs to support the publishing of social games on Quepasa.com in early 2010.

GOVERNMENT REGULATION

In the United States, advertising and promotional information presented to visitors on our website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the CAN-SPAM Act of 2003. We are also subject to laws in the various Latin American countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.  See our risk factors found elsewhere in this report for further discussion of government regulations.

Item 1A.       Risk Factors

Not applicable to smaller reporting companies.  However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

Our headquarters are located in West Palm Beach, Florida and consists of approximately 900 square feet of office space. The lease expires in March 2011. We also lease office space in Los Angeles, California.  Our data centers are operated in Dallas, Texas and Tempe, Arizona. Our technical operations are provided in leased offices located in Hermosillo, Mexico. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations.

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

Item 4.          Removed and Reserved

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since January 21, 2011 our common stock has been listed on the NYSE Amex Stock Exchange under the symbol “QPSA”.  Previously, our common stock was quoted on the Over-the-Counter Bulletin Board. Until June 2009, our common stock was listed on Nasdaq.   The last reported sale price of our common stock as reported by the NYSE Amex on February 3, 2011 was $13.85 per share.   As of February 2, 2011, there were approximately 620 shareholders of record.

The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low

2010	March 31	$4.20	$1.95
	June 30	$5.50	$3.37
	September 30	$5.38	$3.25
	December 31	$12.23	$5.10

2009	March 31	$2.27	$0.74
	June 30	$1.06	$0.41
	September 30	$1.90	$0.70
	December 31	$2.50	$1.11

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

None

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

Company Overview

With the evolution of our website into a social network, we expect future revenue will come predominately from advertising including our DSM contest platform, and from social games. With social games, users can purchase virtual goods and currency from us to enhance their chances of success.

Highlights for 2010 included:

•
Quepasa DSM – Launched in December 2009, this is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  In the year ended December 31, 2010, we signed contracts totaling $5.2 million and generated $4.5 million in DSM revenue.

•	Website Development - In the year ended December 31, 2010, we signed contracts totaling $1.3 million in website development revenue and generated $1.2 million in website development revenue.
•	We partnered with Moblyng, Titan, Viximo and Hollywood Creations to offer a portfolio of social games to our website.
•	A new community was launched devoted to the Ultimate Fighting Championship (“UFC”). The community features a UFC themed contest.
•
We received from Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns Mexicans and Americans Trading Together, Inc. (“MATT Inc.”),, a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology and a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology.  These contracts are the ones described in the first and second bullet points above.

•	We partnered with and launched the Zoosk online dating service for Latin America.
•	As a result of our ongoing partnership with Dr. Robert Rey (Dr. 90210), we recognized $59,000 in royalty revenue for the year ended December 31, 2010 from product sales in Brazil.
•	We completed a private offering of 1,753,329 shares of common stock for $12.6 million in proceeds, net of offering costs.
•	We entered into reseller agreements for DSM with Sony, in Latin America, and Grupo, in Mexico.
•
We signed a licensing agreement with Playspan, the global leader in monetization solutions for over 1,000 online games, virtual worlds, and social networks. As a result of this agreement third-party developers who publish games to Quepasa will be able to leverage robust local payment options across Latin America by way of Playspan’s UltimatePay product, including local credit cards and pre-paid card solutions.

Substantially all of our revenue has been generated from or arranged by AHMSA and MATT Inc., which are companies affiliated with Mr. Alonso Ancira, a director of Quepasa.  Quepasa did not pay Mr. Ancira for his efforts.  To date, Mr. Ancira has played an important role in generating revenue and played a prominent role in Quepasa obtaining financings.  All contracts with AHMSA (and its subsidiary, MATT Inc.) were negotiated by Mr. Ancira and Quepasa management and benefited both Quepasa and AHMSA.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Accounts Receivable Allowances

We maintain an allowance for potential credit losses based on historical experience and other information available to management. The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between tracking systems, resulting in discounts on some payments.  We maintain an allowance for potential discounts based on historical experience and other information available to management.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Results of Operations

Revenue Sources

During the years ended December 31, 2010 and 2009, our revenue was generated from four principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website and royalty revenue.

•	DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided. Approximately 74% and 0% of our revenue came from DSM campaigns in 2010 and 2009, respectively.

•	Website Development Revenue: We recognize website development revenues as the service is provided. Approximately 20% and 0% of our revenue came from website development in 2010 and 2009, respectively.

•
Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a placement within our quepasa.com website.  We recognize revenue related to display advertising upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 4% and 99% of our revenue came from display advertising in 2010 and 2009, respectively.

•	Royalty Revenue: We recognize royalty revenues on a net basis, as reported to us by third parties. Approximately 1% and 0% of our revenue came from royalties in 2010 and 2009, respectively.

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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest income relates to our Notes Receivable discussed in Note 2 of our Consolidated Financial Statements and our cash balances.  Interest expense relates to our Notes Payable discussed in Note 5 of our Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the year ended December 31, 2010 with the year ended December 31, 2009

The following table sets forth a modified version of our Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the years ended December 31,
	2010	2009	Change ($)	Change (%)

REVENUES	$6,054,141	$535,976	$5,518,165	1030%

OPERATING EXPENSES
Sales and marketing	891,980	455,427	436,553	96%
Product development and content	4,774,694	3,147,023	1,627,671	52%
General and administrative	6,123,083	6,351,229	(228,146)	-4%
Depreciation and amortization	319,779	512,977	(193,198)	-38%
Operating Expenses	12,109,536	10,466,656	1,642,880	16%

LOSS FROM OPERATIONS	(6,055,395)	(9,930,680)	3,875,285	-39%

OTHER INCOME (EXPENSE):
Interest income	6,229	38,351	(32,122)	-84%
Interest expense	(603,609)	(603,607)	(2)	-100%
Gain/ (Loss) on disposal	-	(650)	650	-100%
Loss on settlement of receivable	-	(100,000)	100,000	100%
Other income	2,125	21,079	(18,954)	-90%
TOTAL OTHER INCOME (EXPENSE)	(595,255)	(644,827)	49,572	-8%

NET LOSS	$(6,650,650)	$(10,575,507)	$3,924,857	-37%

Revenues

Our revenues were $6,054,141 for the year ended December 31, 2010, an increase of $5,518,165 or 1030% compared to $535,976 for the same period in 2009.  This increase is primarily attributable to $4.5 million in DSM revenue and $1.2 million in website development revenue earned in the year ended December 31, 2010.  Launched in December 2009, our DSM contest platform is a new tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $800,000 of DSM revenue for the year ended December 31, 2010 was received from MATT Inc., the Company’s largest shareholder, on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico, without commission or fees.  $3.7 million of DSM revenue and $1.2 million of Website Development revenue for the year ended December 31, 2010 was received from AHMSA, which owns MATT, Inc. (see Note 12).

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The website had 24,982,695 unique visitors in the year ended December 31, 2009 and 128,224,047 in 2010, a 413% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth based on (i) a simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the site through an enhanced user interface.  In June 2008, we redesigned the sign-up and invitation pages of our site, resulting in approximately a 50% increase in the number of new users who invited friends and contacts to join Quepasa.com.  In addition, we have substantially reduced the number of Quepasa.com invitation emails that fail to reach recipients’ email inboxes. Improved deliverability, together with the redesign of our sign-up and invitation steps and a more robust user experience, has resulted in meaningful gains in the number of new registered users and site traffic.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $436,553, or 96%, to $891,980 for the year ended December 31, 2010 from $455,427 in 2009.  The increase is primarily attributed to an increase in stock based compensation of $275,000 and an increase in salaries of $181,000 due to the addition of a salesperson in Mexico City and a marketing person in the US.

Product Development and Content: Product development and content expenses increased $1,627,671, or 52%, to $4,774,694 for the year ended December 31, 2010 from $3,147,023 in 2009.  During the year ended December 31, 2010, we had an increase in content for the website for DSM campaigns of $1.0 million primarily consisting of media buys and contest prizes, increases in U.S. salaries of $174,000, an increase in salaries and associated payroll costs of $211,000 due to salary increases for our product development and technology personnel within Quepasa.com de Mexico, which, under the direction of our U.S.-based Chief Technology Officer, provides substantially all of our design, translation services, and website management and development services, an increase in of $77,000 technical and product development consulting, an increase in hosting, server storage and bandwidth costs of $175,000 for the increased capacity of the website and an increase of $46,000 in stock based compensation.  These increases were partially offset by decreases of $58,000 in public relations and design consulting expenses.

General and Administrative: General and administrative expenses decreased $228,146, or 4%, to $6,123,083 for the year ended December 31, 2010 from $6,351,229 for the same period in 2009.  The significant changes consisted of:

•	a decrease in stock based compensation of $82,000;

•	a decrease in bad debt expense of $61,000;

•	a decrease in dues and subscriptions of $55,000; and

•	a 2009 impairment of an intangible asset of $67,000;

•	partially offset by an increase in investor relations fees of $53,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, increased $238,533 to $5,864,969 for the year ended December 31, 2010 from $5,626,436 in 2009.  This increase is attributable to the July 2009 stock option exchange (see Note 9) and an increase in headcount.  Stock based compensation expense represented 48% and 54% of operating expenses for the year ended December 31, 2010 and 2009, respectively.  At December 31, 2010, we had $3,094,046 of unrecognized stock based compensation expense, most of which we expect to recognize over the next seven quarters. Our stock-based compensation is included in the following categories in our statement of operations:

	For the years ended December 31,
	2010	2009
Sales and marketing	412,183	137,427
Product and content development	918,844	873,313
General and administrative	4,533,942	4,615,696
Total Stock Based Compensation	5,864,969	5,626,436

Stock Based Compensation expense is composed of the following:

	For the year ended December 31,
	2010	2009
Vesting of stock options	$5,574,536	$5,449,170
Re-pricing of warrants	147,813	-
Issuance of warrants	116,286	-
Issuance (cancellation) of common stock for professional services	26,334	(20,471)
Issuance of common stock to directors for compensation	-	22,992
Amortization of prepaid expenses	-	174,745
Total Stock Based Compensation	$5,864,969	$5,626,436

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense decreased $193,198, or 38%, to $319,779 for the year ended December 31, 2010 from $512,977 in 2009.  This decrease is attributable to completed depreciation on older assets.

Other Income (Expense): Other expense decreased $49,572 to $595,255 for the year ended December 31, 2010 from $644,827 in 2009.  The decrease is primarily attributable to a loss in 2009 of $100,000 on the settlement of the note receivable discussed in Note 4 of the Consolidated Financial Statements contained elsewhere in this report, partially offset by $32,000 reduction in interest income due to settlement of that note.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2010	2009
Net cash used in operating activities	$(709,801)	$(3,878,474)
Net cash used in investing activities	$(759,626)	$(19,733)
Net cash provided by financing activities	$13,988,528	$-

Net cash used in operations was $709,801 for the year ended December 31, 2010 compared to $3,878,474 for 2009.  For the year ended December 31, 2010, net cash used by operations consisted primarily of a net loss of $6,650,650, offset by non-cash expenses of $319,779 in depreciation and amortization, $308,567 in non-cash interest, $291,409 in amortization of discounts on notes payable and debt issuance costs, and $5,600,870 related to stock based compensation for the vesting of stock options and issuance of common stock for professional services.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,027,714 and restricted cash of $275,000, offset by decreases in other current assets and other assets of $79,864 and increases in accounts payable and accrued expenses of $402,950.  Cash used in operating activities for the year ended December 31, 2009 is driven by our net loss, adjusted for non-cash items. Non-cash adjustments include depreciation and amortization, the vesting of stock options and issuance of common stock for compensation, and interest accrual and amortization of discounts associated with long-term debt. Net cash used in operations was $3,878,474 for the year ended December 31, 2009 compared to $5,332,553 for 2008. For the year ended December 31, 2009, net cash used by operations consisted primarily of a net loss of $10,575,507 less non-cash expenses of $512,977 in depreciation and amortization, $289,397 in non-cash interest, $291,407 in amortization of discounts on notes payable and debt issuance costs, loss of $100,000 on settlement of a receivable, $67,000 for the write-off of an intangible asset and $5,451,691 related to the vesting of stock options and cancellation of common stock for compensation and professional services. Additionally, changes in working capital impacted the net cash used in operating activities. These changes included an increase in accounts receivable of $327,320, offset by decreases in other current assets and other assets of $233,104 and increases in accounts payable and accrued expenses of $55,548.

Net cash used in investing activities in the year ended December 31, 2010 of $759,626 was primarily attributable to capital expenditures of $542,959 primarily for computer servers to increase capacity, improve performance and provide redundant backup for content and investment in Hollywood Creations of $216,667, see Note 2 of the Consolidated Financial Statements. Our capital expenditures were $20,483 for the year ended December 31, 2009.

Net cash provided by financing activities was driven by a private placement and option exercises.  In December 2010, we completed a private offering of 1,753,329 shares of our common stock for cash proceeds of $12,632,357, net of offering costs.  Cash proceeds from the exercise of stock options were $1,356,171 for the year ended December 31, 2010.  There was no cash flow from financing activities during the year ended December 31, 2009.

	December 31,	December 31,
	2010	2009
Cash and cash equivalents	$13,546,572	$1,028,267
Total assets	$16,452,789	$2,250,391
Percentage of total assets	82%	46%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

Quepasa had a positive working capital of $14,618,305 at December 31, 2010, which consisted primarily of cash.

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

	For the the years ended December 31,
	2010	2009

LOSS FROM OPERATIONS	(6,055,395)	(9,930,680)

NON CASH OPERATING EXPENSES
Stock based compensation expense	5,864,969	5,626,436
Depreciation and amortization	319,779	512,977
TOTAL NON CASH OPERATING EXPENSES	6,184,748	6,139,413

NET CASH EARN (BURN)	129,353	(3,791,267)
NET MONTHLY CASH EARN (BURN) RATE	10,779	(315,939)

We do not expect a net cash burn rate for 2011.

We have budgeted capital expenditures of $500,000 for 2011, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content.

As of the date of the filing of this report, we have $13.0 million in cash and $1.2 million in accounts receivable.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

New Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

Forward-Looking Statements

This report includes forward-looking statements including statements regarding:

●	Monetizing our users,
●	The growth of our business,
●	Our plans regarding publishing social titles and leveraging our relationships and expertise in the Latin American market to distribute the games to other platforms,
●	Completion of and opportunities that will come from the XtFt acquisition,
●	Expectations that our companion applications will be distributed on several major carriers in Latin America,
●	Growth and monetization potential from Brazil,
●	Expectations regarding our net cash earn (burn) rate, and
●	Our liquidity.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding whether to invest in Quepasa. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risk Factors Relating to Our Company

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face formidable competition from other companies that seek to connect young Latinos online.  Our primary competitors are other companies providing portal and online community services, especially to the Spanish and Portuguese language Internet users, such as Facebook, Yahoo!Español,  MySpace Latino, America Online Latin America, StarMedia, Hi5, Orkut, Batanga, Terra.com and UOL.com.  All of these companies have a more established reputation, longer operating histories and more established relationships with users.  They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users.  Yahoo and America Online also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content and products and services.

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members will suffer and our revenue will decrease.

Part of our success is dependent upon our social networking members interacting with our website and contributing to our viral advertising platform (DSM).  If our DSM platform is unsuccessful and our members do not spread our advertisers’ messages throughout the Internet, our operating results will suffer.

The majority of our members do not visit our website frequently and spend a limited amount of time when they visit.  If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users to our website and our financial results will suffer.

If we are unable to expand the number of users to our website and generate sufficient revenue, your investment may be jeopardized.

In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website.  In addition, we must generate revenue from these users.  To date, we have identified two primary revenue sources – social games and advertising, which includes DSM.  To date, the only material revenue came from DSM in 2010 as well as website development for a customer.  We must continue to generate material revenue from DSM and expand our other revenue sources.  If we unable to attract sufficient users and increase our revenue, we will not generate sufficient revenue and your investment may be jeopardized.

If we are unable to expand and monetize our social gaming portfolio, our future results of operations may be adversely affected.

Quepasa believes that social games will be an extremely important part of its business model and its ability to generate significant revenue.  We are relying upon a combination of acquiring content from third parties and a possible acquisition of a social games developer.  If we fail to expand our offering of social games,   if our members do not play the games on a regular basis or if we do not receive sufficient revenue from gaming on our website, our future results of operations will be materially and adversely affected.

If we fail to enhance our existing services and products or develop and introduce new features in a timely manner to meet changing customer requirements, our ability to grow our business will suffer.

Our social network depends in part on rapidly changing technologies, which will impact our capacity to attract new users. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

●	identify and respond to emerging technological trends in the market;
●	develop content that attracts and allows us to retain large numbers of users;
●	enhance our products by adding innovative features that differentiate our products and services from those of our competitors;
●	acquire and license leading technologies; and
●	respond effectively to new technological changes or new product and services announcements by others.

We will not be competitive unless we continually introduce new services and content or enhancements to existing services and content that meet evolving industry standards and user needs.

If we cannot address technological change in our industry in a timely fashion and develop new products and services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

●	rapidly changing technology;
●	evolving industry standards and practices that could render our website and proprietary technology obsolete;
●	changes in Latino consumer tastes and demands; and
●	frequent introductions of new services or products that embody new technologies.

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

Because we have international operations, we are exposed to foreign currency risks.

Quepasa conducts business in countries outside of the United States and expects to generate most of its revenue outside of the United States, which exposes us to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currencies in which our revenue is generated.  The realization of this risk could have a significant adverse effect on our financial results.  There can be no assurance that these and other factors will not have an adverse effect on our business.

Because we are pursuing a strategy of seeking to commercialize our services internationally, we are subject to risks frequently associated with international operations, and we may sustain large losses if we cannot deal with these risks.

Our business model is aimed at Spanish and Portuguese speaking persons who live primarily outside the United States as well as Latinos living in the United States. We also maintain material operations in Mexico.  Because of the diverse number of countries including Mexico and those located in Central and South America, we will be required to focus our business on unique local cultural differences which vary from country to country. If we are able to successfully develop international markets, we would be subject to a number of risks besides currency fluctuations, including:

●	Changes in laws or regulations resulting in more burdensome governmental controls, regulation of the Internet, privacy protection, or restrictions;
●	Being able to attract users from countries with different local cultures;
●	Political and economic instability;
●	Extended payment terms beyond those customarily offered in the United States;
●	Difficulties in managing sales representatives and employees outside the United States; and
●	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

If we are unable to implement payment gateways to our users, our results of operations will be adversely affected.

We conduct our business in countries outside the United States and depend on payment gateways that are not as well developed as those in the United States where most people have Visa, MasterCard or bank debit cards to use in paying for virtual goods and our services.  User of our social network in the countries we operate, outside of the United States, do not always have access to credit cards and other “typical” payment methods  our United States members have such as debit cards.  If we are unable to implement payment gateways that provide end-users of our social network the ability to easily pay for services and related game transactions, our future results will be adversely affected. Additionally, our inability to collect and receive payments from these other sources will have an adverse effect on our business and results of operations.

Because most of our technical operations are in Mexico, we are subject to social instability risks which could materially adversely affect our business and our results of operations.

Because a material portion of our activities are conducted in Hermosillo, Mexico, our business is exposed to the risk of crime that is currently taking place in certain areas in Mexico.  Recent increases in kidnapping and violent drug related criminal activity in Mexico, and in particular Mexican States bordering the United States, may adversely affect our ability to carry on business safely.  Although Hermosillo has not been affected by these criminal activities, if it were to spread to Hermosillo it could affect our ability to do business there and our business could be adversely affected.

If our acquisition strategy is unsuccessful or if we are unable to integrate future acquisitions our business will be materially and adversely affected.

We plan to make acquisitions of social gaming intellectual property.  Our success will depend in part on the ability of Quepasa to manage the integration of future acquisitions.  Integrating businesses poses a variety of challenges, which we must meet.

The process of integrating any future acquired business may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

●	Our members may cease visiting Quepasa.com if they find our website is no longer interesting or fun;
●	Loss of key employees;
●	Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;
●	Failure to maintain the quality of services that the companies have historically provided; and
●	The diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short and long-term effects on our operating results and financial condition. If we are not able to integrate the businesses, our future results of operations may reflect declining revenue growth and reduced profitability.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits that we anticipate. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

If government regulation of the Internet increases, it may adversely affect our business and operating results.

We may be subject to additional operating restrictions and regulations in the future. Due to the rapid growth and widespread use of the Internet, national and local governments are enacting and considering various laws and regulations relating to the Internet. Very recently in the United States, the Federal Communication Commission has issued proposed rules to regulate the Internet. Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Sometimes, new laws and regulations while designed to protect consumers have unintended consequences. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Political factors may cause governments to restrict Internet Social Networking usage as has occurred in non-Latino countries. Other countries, including Venezuela, may begin to restrict the usage of Internet Social Networks.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.

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

If a regulatory authority were to conclude that skill-based games are subject to compliance with their rules or regulations, the cost of compliance could materially adversely affect our results of operations.

The gaming industry is subject to extensive government regulation.  If a regulator were to conclude that skill-based gaming is subject to their rules or regulations, it could preclude us from providing access to local residents, require us to obtain licenses, or otherwise restrict our business. The cost of compliance with such requirements could be significant and our future results of operations could be adversely affected.

If there are changes in regulations or user concerns regarding privacy and protection of user data, or we fail to comply with such laws, it could adversely affect our business.

Federal and state laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. We have posted on our website our own privacy policies and practices concerning the collection, use, and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

In addition, various federal and state legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If technologies are developed that block our email invitations to join Quepasa, we may be unable to obtain additional memberships.

We send mass emails for our members to invite their friends to join our social network. We believe that our business will continue to rely on this method for attracting users in the foreseeable future. Unsuccessful email delivery could impact our ability to monetize our products. As a result, any email or ad-blocking technology could, in the future, adversely affect our business.

Because of the global economic instability, our business could be harmed in a number of ways.

Although there are indications that the global economic downturn may be abating, a number of European countries have continued to have economic issues including problems related to their indebtedness. There can be no assurance that it will continue to stabilize or that it will improve. There could be additional global economic instability or another downturn. Such an environment creates several risks relating to our results of operations and prospects. We may experience decreased demand for our service and pressure to reduce our cost of operations. We may find that advertisers will reduce Internet advertising which would reduce our future revenue.  The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand.  Deterioration in the financial and credit markets heightens the risk of customer delay in payment.  These events may result in a number of adverse effects upon us including reducing online access, failure to spend money on our games and a loss of advertising revenue.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising. We expect that large advertisers will continue to increase their advertising efforts on the Internet. If we fail to convince these companies to spend a portion of their advertising budgets on social media, our operating results would be harmed.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers and key employees, each of whom may be difficult to replace. In particular, John Abbott, Chief Executive Officer, Michael Matte, Chief Financial Officer and Louis Bardov, Chief Technology Officer, are important to the management of our business and operations and the development of our strategic direction. The loss of the services of Messrs. Abbott, Matte or Bardov and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If we cannot manage our growth effectively and expand our technology, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Because of our rapid growth, we need to expand our technology and data centers and our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully and expand our technology and capacity as needed. Our failure to meet these challenges could cause us to lose money, traffic and user growth and your investment could be lost.

Interruption, failure of our information technology and communications systems or our inability to scale our systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems or our inability to scale our systems could result in interruptions in our service, which could reduce our revenue, and damage our brand. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Our headquarters and some of our operating locations are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt our business should our ability to host our site be impacted by such an event. Additionally, we operate in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Our business could be adversely affected should its facilities be impacted by such events.

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

If there are changes in income tax or other regulatory legislation, our business may be adversely affected.

If new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or operations.

Quepasa makes plans for its operations based upon existing laws and anticipated future changes in the law. We are susceptible to unanticipated changes in legislation.  Such changes in legislation, both domestic and international, may have a significant adverse effect on our business.

If there are changes in accounting rules, our results of operations could be adversely affected.

Quepasa prepares its consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results or changes in presentation or disclosure, and may affect our reporting of transactions before a change is adopted, which in turn could have a significant adverse effect on our results of operations.

If there is new tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities.  As the recession placed budgetary pressures on governments, it is possible that they may seek to tax all Internet sales including game usage and sale of virtual currency.  New or revised tax regulations may subject us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet. Any of these events could have an adverse effect on our business and results of operations.

Risks Relating to Our Common Stock

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

●	changes in the growth rate of our members,
●	changes in the usage of Quepasa.com by our members,
●	independent reports relating to the metrics of our website, including the number of visitors,
●	our failure to generate increases in revenue,
●	our failure to achieve or maintain profitability,
●	actual or anticipated variations in our quarterly results of operations,
●	announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments,
●	the loss of significant business relationships,
●	changes in market valuations of similar companies,
●	the loss of major advertisers,
●	future acquisitions,
●	the departure of key personnel,
●	short selling activities, or
●	regulatory developments.

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

As of February 2, 2011, we had 15,351,280 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 1,380,000 which are subject to the limitations of Rule 144 under the Securities Act of 1933. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of Quepasa, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After two years, a non-affiliate may sell without any restrictions, even if we fail to stay current in our SEC filings.

An affiliate of ours may sell after six months with the following restrictions:

(i)	we are current in our filings,
(ii)	certain manner of sale provisions,
(iii)	filing of Form 144, and
(iv)
volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the 1% of the total number of outstanding shares, or the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

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

See pages F-1 through F-21.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e).

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference in our 2011 Proxy Statement.

Item 11.         Executive Compensation

The information required by this Item is incorporated by reference in our 2011 Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference in our 2011 Proxy Statement.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference in our 2011 Proxy Statement.

Item 14.         Principal Accountant Fees and Services

The information required by this Item is incorporated by reference in our 2011 Proxy Statement.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

(2) Financial Statements Schedule

(3) Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection	10-Q	8/9/10	3.2
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.2
3.5	Amendment to Amended and Restated Bylaws	8-K	5/14/10	3.1
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan	10-Q	8/9/10	10.1
10.2	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.3	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.4	John Abbott Employment Agreement*	8-K	10/30/07	10.2
10.5	Abbott Employment Agreement Amendment No. 1*	10-KSB	3/31/08	10.18
10.6	Abbott Employment Agreement Amendment No. 2*	S-1	12/29/10	10.6
10.7	Michael Matte Employment Agreement*	8-K	10/30/07	10.3
10.8	Matte Employment Agreement Amendment No. 1*	10-KSB	3/31/08	10.21
10.9	Matte Employment Agreement Amendment No. 2*	S-1	12/29/10	10.9
10.10	Louis Bardov Employment Agreement*	10-Q	7/25/08	10.18
10.11	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.12	Form of Executive Option Agreement (in Lieu of Cash Compensation)	10-Q	11/12/10	10.3
10.13	Form of Executive Option Agreement	10-Q	11/12/10	10.4
10.14	Securities Purchase Agreement dated December 14, 2010	8-K	12/16/10	10.1
10.15	Amendment to Securities Purchase Agreement dated December 14, 2010	8-K	12/22/10	10.2
10.16	Registration Rights Agreement dated December 14, 2010	8-K	12/16/10	10.3
10.17	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.18	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.19	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.20	RSI LLC Promissory Note	8-K	1/30/08	10.12
21.1	List of Subsidiaries	S-1	12/29/10	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

Date: February 7, 2011

Quepasa Corporation

By:	/s/ John Abbott
John Abbott Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael Matte	Chief Financial Officer (Principal Financial Officer and Chief	February 7, 2011
Michael Matte	Accounting Officer)

/s/ John Abbott	Chairman of the Board of Directors	February 7, 2011
John Abbott

/s/ Alonso Ancira	Director	February 7, 2011
Alonso Ancira

/s/ Ernesto Cruz	Director	February 7, 2011
Ernesto Cruz

/s/ James Ferris	Director	February 7, 2011
James Ferris

/s/ Malcolm Jozoff	Director	February 7, 2011
Malcolm Jozoff

/s/ Lionel Sosa	Director	February 7, 2011
Lionel Sosa

/s/ Dr. Jill Syverson-Stork	Director	February 7, 2011
Dr. Jill Syverson-Stork

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quepasa Corporation

We have audited the accompanying consolidated balance sheets of Quepasa Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 7, 2011

 QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,546,572	$1,028,267
Accounts receivable, net of allowance of $16,000 and $37,000, at December 31, 2010 and 2009, respectively	1,361,024	310,781
Notes receivable - current portion, including $3,633 and $0 of accrued interest, at December 31, 2010 and 2009, respectively	314,221	-
Restricted cash	275,000	-
Other current assets	113,841	190,513
Total current assets	15,610,658	1,529,561

Property and equipment, net	645,728	422,548
Notes receivable - long-term portion	156,079	250,000
Other assets	40,324	48,282
Total assets	$16,452,789	$2,250,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$286,990	$118,001
Accrued expenses	414,249	180,288
Accrued dividends	278,750	167,250
Unearned grant income	12,364	13,810
Total current liabilities	992,353	479,349

Notes payable, net of unamortized discount of $1,643,241 and $1,929,885, at December 31, 2010 and 2009, respectively	6,272,545	5,673,702
Total liabilities	7,264,898	6,153,051

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares of Series A Convertible issued and outstanding at December 31, 2010 and December 31, 2009.
Liquidation preference of $2,500,000.	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 15,287,280 shares issued and outstanding at December 31, 2010 and 12,743,111 shares issued and outstanding at December 31, 2009	15,287	12,743
Additional paid-in capital	175,276,319	155,425,366
Accumulated deficit	(166,096,889)	(159,334,739)
Accumulated other comprehensive income	(6,851)	(6,055)
Total stockholders’ equity (deficit)	9,187,891	(3,902,660)
Total liabilities and stockholders’ equity (deficit)	$16,452,789	$2,250,391

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$6,054,141	$535,976
OPERATING COSTS AND EXPENSES:
Sales and marketing	891,980	455,427
Product development and content	4,774,694	3,147,023
General and administrative	6,123,083	6,351,229
Depreciation and amortization	319,779	512,977
TOTAL OPERATING COSTS AND EXPENSES	12,109,536	10,466,656
LOSS FROM OPERATIONS	(6,055,395)	(9,930,680)
OTHER INCOME (EXPENSE):
Interest income	6,229	38,351
Interest expense	(603,609)	(603,607)
Gain (Loss) on disposal, net	-	(650)
Loss on settlement of receivable	-	(100,000)
Other income (expense), net	2,125	21,079
TOTAL OTHER INCOME (EXPENSE)	(595,255)	(644,827)
LOSS BEFORE INCOME TAXES	(6,650,650)	(10,575,507)
Income taxes	-	-
NET LOSS	$(6,650,650)	$(10,575,507)
Preferred stock dividends	(111,500)	(111,500)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(6,762,150)	$(10,687,007)

NET LOSS PER COMMON SHARE ALLOCABLE TO COMMON SHAREHOLDERS, BASIC AND DILUTED	$(0.52)	$(0.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED:	13,117,845	12,725,894

NET LOSS	$(6,650,650)	$(10,575,507)
Foreign currency translation adjustment	(796)	(6,155)
COMPREHENSIVE LOSS	$(6,651,446)	$(10,581,662)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

							Accumulated	Total
					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance—December 31, 2008	25,000	$25	12,715,411	$12,715	$149,973,703	$(148,647,732)	$100	$1,338,811

Vesting of stock options for compensation					5,449,170			5,449,170
Issuance (cancellation) of common stock for professional services					(20,471)			(20,471)
Issuance of common stock to directors for compensation			27,700	28	22,964			22,992
Preferred stock dividends						(111,500)		(111,500)
Foreign currency translation adjustment							(6,155)	(6,155)
Net loss						(10,575,507)		(10,575,507)
Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)

Vesting of stock options for compensation					5,574,536			5,574,536
Issuance (cancellation) of common stock for professional services			6,600	7	26,327			26,334
Issuance of common stock for cash, net of offering costs			1,753,329	1,753	12,630,604			12,632,357
Re-pricing of warrants					147,813			147,813
Issuance of warrants					116,286			116,286
Exercise of stock options			784,240	784	1,355,387			1,356,171
Preferred stock dividends						(111,500)		(111,500)
Foreign currency translation adjustment							(796)	(796)
Net loss						(6,650,650)		(6,650,650)
Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,650,650)	$(10,575,507)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,779	512,977
Loss on settlement of receivable	-	100,000
Repricing of warrants	147,813	-
Issuance of warrants	116,286	-
Impairment of intangible asset	-	67,000
Vesting of stock options for compensation	5,574,536	5,449,170
Issuance of common stock to directors for compensation	-	22,992
Issuance (cancellation) of common stock for professional services	26,334	(20,471)
Loss / (Gain) on disposal of property and equipment	-	650
Grant income	(1,446)	(15,735)
Bad debt expense (recovery)	(22,529)	38,314
Non-cash interest related to notes receivable	(3,633)	(22,803)
Non-cash interest related to notes payable	312,200	312,200
Amortization of discounts on notes payable and debt issuance costs	291,409	291,407
Changes in operating assets and liabilities:
Accounts receivable	(1,027,714)	(327,320)
Other current assets and other assets	79,864	233,104
Restricted cash	(275,000)	-
Accounts payable and accrued expenses	402,950	55,548
Net cash used in operating activities	(709,801)	(3,878,474)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	750
Purchase of property and equipment	(542,959)	(20,483)
Advance to Hollywood Creations	(216,667)	-
Net cash used in investing activities	(759,626)	(19,733)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,356,171	-
Net proceeds from the issuance of common stock	12,632,357	-
Net cash provided by financing activities	13,988,528	-

Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	12,519,101	(3,898,207)
Effect of foreign currency exchange rate on cash	(796)	(6,155)
Net decrease in cash and cash equivalents	12,518,305	(3,904,362)
Cash and cash equivalents at beginning of period	1,028,267	4,932,629
Cash and cash equivalents at end of period	$13,546,572	$1,028,267

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$111,500	$111,500

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation, was incorporated in June 1997. In 2007, we transitioned from being a bilingual search engine into a Latino social network. With the evolution of the Company’s Quepasa.com website into a Latino social network, our future revenue will come predominantly from advertising and social games. We re-launched our Quepasa.com website on February 6, 2008, to be solely a Latino social network with content provided by our user community. The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of importance to users, such as games and virtual economy. We offer online marketing capabilities which enable marketers to display their advertisements in different formats and in different locations on our website. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website. The Quepasa.com website is operated and managed by our wholly-owned Mexico-based subsidiary, Quepasa.com de Mexico.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico and Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  $276,612 for  hosting, server storage, bandwidth and software licenses was reclassified from general and administrative expense to product development and content expense for the year ended December 31, 2009.

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions we invest with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $13.4 million.

Accounts Receivable — Trade

We extend credit on a non-collateralized basis primarily to customers who are located in the United States and Mexico. We perform periodic credit evaluations of our customers’ financial condition as part of our decision to provide credit terms. We maintain an allowance for potential credit losses based on historical experience and other information available to management. The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between tracking systems, resulting in discounts on some payments.  We maintain an allowance for potential discounts based on historical experience and other information available to management.

Notes Receivable

We have entered into loan agreements with two entities as part of an ongoing effort to provide additional content and revenue streams to the website. The portion of notes receivable due within twelve months of the balance sheet date is classified as current.  In accordance with GAAP, we review our notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the receivable. During the year ended December 31, 2009, impairment was recognized on settlement of a note receivable for a writeoff of $100,000 and the expense was included in General and Administrative expense.  No impairment occurred during the year ended December 31, 2010.

Restricted Cash

We are required by state laws to hold funds for certain DSM contests in separate trust accounts that require written notice from the state to be released.  Restricted cash is classified as current if the restriction is expected to lift within twelve months of the balance sheet date.

This restricted cash is classified as an operating activity in the consolidated statement of cash flows since it relates to our operations and is a current asset.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset. During the year ended December 31, 2009, impairment was recognized on an intangible asset for a writeoff of $67,000 and the expense was included in General and Administrative expense.  No asset impairment occurred during the year ended December 31, 2010.

Fair Value of Financial Instruments and Fair Value Measurements

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivables, valuation of notes receivable, valuation of equity instruments granted for services, valuation of repricing of warrants and valuation of deferred tax assets.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense).

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  We recognize revenue in accordance with ASC 605, “Revenue Recognition,” ASC 605-25, “Multiple-Element Arrangements,” and ASC 605-45 “Principal Agent Considerations.”

During the year ended December 31, 2010, we signed two contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc., that qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The revenue from these contracts is being allocated between DSM and Website Development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and clickthrough rate that other advertising would require to generate similar engagements, since the DSM is a relatively new concept we developed. The selling price for Website Development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources.

During the years ended December 31, 2010 and 2009, we performed transactions with several partners that qualify as Principal Agent Considerations. We recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements with advertising networks for Display Advertising and with other partners for Royalties on product sales.

In the third quarter of 2009, we launched a dual currency virtual economy to reward usage for activity on our site through retention rewards and commerce via premium virtual gifting offerings. Our users can purchase virtual goods in the Quepasa gift store.  Premium gifts can be purchased using QDollars, which can be bought with real money, generating virtual currency revenue.  We recognize revenue related to virtual currency upon purchase.  Revenue to date on QDollars has not been material.

During the years ended December 31, 2010 and 2009, our revenue was generated from four principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website and royalty revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided.  Approximately 74% and 0% of our revenue came from DSM campaigns in 2010 and 2009, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 20% and 0% of our revenue came from website development in 2010 and 2009, respectively.

Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to display advertisements upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 4% and 99% of our revenue came from display advertising in 2010 and 2009, respectively.

Royalty Revenue: Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% and 0% of our revenue came from royalties in 2010 and 2009, respectively.

Unearned Grant Income

Unearned grant income represents the unamortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized into other income on the accompanying statements of operations on a straight-line basis over the useful lives of the purchased assets.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the accounting for uncertainty in income tax positions. This guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of this guidance were effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening accumulated deficit. The adoption of this guidance did not have a material effect on our consolidated financial position, cash flows, and results of operations.

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2010 and 2009 was $15 and $14,500, respectively, included in Sales and Marketing expense.

Research and Development

We incurred research and development costs of $1,250,954 and $1,040,022, included in Product and Content Development expense, during the years ended December 31, 2010 and 2009, respectively.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our website, are charged to expense as incurred.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in GAAP to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Other Income/Expense

Other income on the consolidated statement of operations for 2010 was primarily made up of grant income of $2,125.  Other income on the consolidated statement of operations for 2009 was primarily made up of grant income of $16,627.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss.

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since we incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2010	2009
Stock options	7,236,111	7,333,225
Warrants	4,465,000	4,200,000
Totals	11,701,111	11,533,225

Significant Customers and Concentration of Credit Risk

During 2010, two customers comprised 82% and 13% of total revenues. During 2009, one customer comprised 55% of total revenues.

One customer comprised 90% of total accounts receivable as of December 31, 2010.  One customer comprised 86% of total accounts receivable as of December 31, 2009.

Leases

In accordance with GAAP, we perform a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, we will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and/or is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted. We do not expect the provisions of ASU 2010-13 to have a material effect on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. We adopted the provisions of the standard on July 1, 2010, which did not have a material impact on our financial statements.

In January 2010, FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In October 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.  This amendment modifies the criteria for separating consideration in multiple deliverable arrangements and replaces fair value for the revenue allocation with selling price.  The amendments in this Update are effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted. We adopted the provisions of the standard on July 1, 2010.

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

The following discusses non-authoritative accounting standards adopted by various bodies that have been incorporated into the authoritative FASB Codification:

On January 1, 2009, we adopted new guidance and as a result evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under GAAP.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as Other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under GAAP are reclassified to liability at the fair value of the instrument on the reclassification date.  The adoption of this guidance has not had a material impact on our consolidated financial position and results of operations.

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2—Notes Receivable

On March 27, 2008, we entered into a Loan Agreement with BRC Group, LLC (“BRC”) for a maximum amount of $600,000.

A dispute arose and on April 6, 2009, BRC filed a complaint in the U.S. District Court for the Northern District of California.  We filed an answer with counterclaims alleging a default by BRC and to accelerate the note.

In February 2010, we entered into a settlement agreement (the “Settlement”) with BRC effective as of September 22, 2009.  Under the Settlement, BRC’s indebtedness to us was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009.  The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011.  As collateral for the Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default.  If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date.

As a result of the Settlement, we recognized a loss of $100,000 in the Other Income (Expense) line of the Statement of Operations and Comprehensive Income (Loss) for the third quarter of 2009.  As a result of the change in the prior note from non-interest bearing to an interest bearing note, we wrote off a discount of $52,602, which had been calculated using a 12.75% imputed interest rate, with an equal value assigned to Warrant Rights, included in the Other Assets line of the balance sheet.

As a result of the Settlement and the Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice.  Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On September 20, 2010, we entered into a Note Purchase Agreement with Hollywood Creations, Inc. (“Hollywood”) and agreed to lend Hollywood $650,000 in three separate equal installments.  This agreement relates to an arrangement for Quepasa’s exclusive right and license to market and distribute games developed by Hollywood to Quepasa end users.  Those rights will be subject to a revenue sharing agreement. Each loan will be evidenced by a 6% Convertible Promissory Note due one year from the date of issuance (“Note”).   The Note may be converted (i) automatically if a Qualified Financing occurs on or before the Maturity Date; or (ii) if no Qualified Financing occurs on or before the Maturity Date, upon our election.  A Qualified Financing is a transaction (or series of transactions) in which Hollywood issues and sells shares of its preferred stock for aggregate gross proceeds of at least $2 million with the principal purpose of raising capital. Under the automatic conversion provision, the Note may be converted at a price per share equal to the lower of (i) 80% of the price per share paid by the other purchasers of the Preferred Stock sold in the Qualified Financing or (ii) the amount obtained by dividing (A) $5,000,000 by (B) the number of shares of Hollywood’s capital stock outstanding immediately prior to the Qualified Financing (assuming full conversion and exercise of all convertible and exercisable securities then outstanding (except for the Notes), and including any shares reserved for future issuance pursuant to an equity incentive or similar plan), with no fractional shares.  Under the voluntary conversion provision, the Note may be converted at a price per share equal to 80% of the most recent price paid for Common Stock sold by Hollywood in an arm’s length private transaction. If no such transactions have occurred, the voluntary conversion price shall be equal to 80% of the average of (i) the amount reasonably determined by a qualified independent appraiser who shall be selected in good faith by the Board of Directors of Hollywood and (ii) the amount reasonably determined by a qualified independent appraiser who shall be selected in good faith by Quepasa; such appraisals shall be completed within thirty (30) days of the Conversion Notice. In the year ended December 31, 2010, we lent the first $216,667 installment and Hollywood issued us a Note due on September 20, 2011.

The second and third installments are subject to certain milestones being met with respect to the development, delivery and integration of certain social web games and skill-based wagering titles on our website. Once the applicable milestone is met, Hollywood may request the second and third loans of $216,667 each.  We have the right not to lend the second or third installments and also have a put arrangement permitting us to make the additional advances.  If we do not lend the second and third installments, the note is deemed paid in full and we will have to charge the note receivable amount to bad debt expense.

Notes receivable consist of the following at December 31, 2010:

	BRC	Hollywood Creations	Total
Notes Receivable, face amount	$250,000	$216,667	$466,667
Accrued Interest	-	3,633	3,633
Notes Receivable, including accrued interest	$250,000	$220,300	$470,300

Notes Receivable, current portion	$93,921	$220,300	$314,221
Notes Receivable, long-term portion	156,079	-	156,079
Total Notes Receivable	$250,000	$220,300	$470,300

Note 3—Restricted Cash

In 2010, we launched a DSM contest with significant cash prizes.  Under state laws, we are required to hold funds equal to the total prize amount in separate trust accounts that require written notice from the state to be released.  The required notice is obtained by providing the details of the prize payments to each state at the conclusion of the contest.  The final prize drawing for this contest will be on or about August 7, 2011.  The balance of restricted cash was $275,000 at December 31, 2010

Note 4—Property and Equipment

Property and equipment consist of the following:

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

Computer equipment	$2,338,831	$1,796,197
Vehicles	18,248	17,340
Office furniture and equipment	133,217	123,256
Other equipment	9,540	9,065
	2,499,836	1,945,858
Less accumulated depreciation	(1,854,108)	(1,523,310)
Property and equipment—net	$645,728	$422,548

Depreciation expense was $319,779 and $512,977 for the years ended December 31, 2010 and 2009, respectively.

Note 5—Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between Quepasa and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $16,320 at December 31, 2010 and is included in Other Assets.

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, see Note 10; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $10,182 at December 31, 2010 and is included in Other Assets.

Notes payable consisted of the following at December 31, 2010:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	746,250	94,833	841,083
Total Discounts	(1,474,384)	(168,857)	(1,643,241)
Accrued Interest	654,133	261,653	915,786
Notes Payable, net	$4,179,749	$2,092,796	$6,272,545

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 6—Commitments and Contingencies

Operating Leases

We lease our facilities under two non-cancelable operating leases which expire in 2011 and 2012. Future minimum lease payments under these leases as of December 31, 2010 are as follows:

2011	$85,734
2012	61,019
$146,753

Rent expense under these leases was $56,094 and $76,522 for the years ended December 31, 2010 and 2009, respectively.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 7—Common Stock

On December 21, 2010, we sold 1,753,329 shares of common stock in a private placement at $7.50 per share for $13,149,968 in gross proceeds.  We registered all of the shares in an S-1 filed with the Securities and Exchange Commission (“SEC”) on December 29, 2010.  In connection with this private placement, we paid Merriman Capital, Inc. a fee of $434,999 for acting as placement agent.  Also, we paid $10,000 to Merriman for reimbursement of legal fees and other expenses.  Other offering costs of $72,612 for legal and filing fees have been incurred as of December 31, 2010, resulting in net proceeds of $12,632,357. We are using the proceeds from the private placement to support our growth and for general corporate purposes, including working capital, capital expenditures and acquisition consideration.

Note 8—Series A Convertible Preferred Stock

On June 30, 2008, we entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, we issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  We also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock. The Series A Preferred Stock may be converted (i) upon our election; (ii) upon liquidation; or (iii) upon election of the Organization after one year. The Series A Preferred Stock has voting rights at one vote per share and may be converted at the Stated Value of $100.00 per share for a similar value of Common Stock at Fair Market Value, with no fractional shares.  Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $278,750 and $167,250 at December 31, 2010 and 2009, respectively.

Note 9—Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the years ended December 31, 2010 and 2009 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Stock Option Plans

1998 Stock Option Plan

In October 1998, our stockholders adopted and later amended the 1998 Stock Option Plan (the “1998 Plan”), which provides for the granting of options to employees, officers, directors and consultants.

In September 2006, the Board of Directors approved, the 2006 Stock Incentive Plan (See 2006 Stock Incentive Plan section below).  On June 27, 2007, the stockholders approved the 2006 Stock Incentive Plan.  As a result, no new awards will be available for issuance under the 1998 Plan, effective September 2006.  The total intrinsic value of options exercised during 2010 and 2009 was $238,625 and $0, respectively.

The fair values of share-based payments are estimated on the date of grant using a Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity under the 1998 Stock Option Plan during the year ended December 31, 2010 is as follows:

Weighted
Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	105,000	$1.48
Granted	-	$-
Exercised (1)	(105,000)	$1.48
Forfeited or expired	-	$-
Outstanding at December 31, 2010	-	$-
Exercisable at December 31, 2010	-	$-
____________
(1)	Includes 100,000 outstanding and exercisable options to purchase common stock at a weighted average exercise price of $1.50 per share being held by consultants.

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   As of December 31, 2010, there were 910,249 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended December 31, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1) (2)	6,765,187	$1.18
Granted (3)	1,231,706	$4.31
Exercised (4)	(669,240)	$1.76
Forfeited or expired (5)	(91,542)	$2.92
Outstanding at December 31, 2010 (6)	7,236,111	$1.63	7.6	$72,884,594
Exercisable at December 31, 2010 (7)	5,253,965	$1.15	7.2	$55,355,096
____________
(1)	Includes 516,000 outstanding options to purchase common stock at a weighted average exercise price of $2.03 per share being held by consultants.
(2)	Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)	Includes 120,531 outstanding options to purchase common stock at a weighted average exercise price of $4.35 per share being held by consultants.
(4)	Includes 355,166 options to purchase common stock at a weighted average exercise price of $2.15 per share being held by consultants.
(5)	Includes 29,167 options to purchase common stock at a weighted average exercise price of $2.49 per share being held by consultants.
(6)	Includes 252,198 outstanding options to purchase common stock at a weighted average exercise price of $2.55 per share being held by consultants.
(7)	Includes 119,406 exercisable options to purchase common stock at a weighted average exercise price of $2.09 per share being held by consultants.

The weighted-average grant date fair value of options granted during the years 2010 and 2009 was $4.24 and $1.36, respectively.  The total intrinsic value of options exercised during 2010 and 2009 was $2,198,675 and $0, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	December 31,
	2010	2009
Risk-free interest rate:	1.86%	2.49%
Expected term:	5.8 Years	4.4 Years
Expected dividend yield:	-	-
Expected volatility:	89%	105%

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2010 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2009 (1)	463,038	$1.39
Granted	-	$-
Exercised (2)	(10,000)	$2.00
Forfeited or expired (3)	(10,000)	$3.00
Outstanding at December 31, 2010	443,038	$1.34	8.9	$4,589,874
Exercisable at December 31, 2010	443,038	$1.34	8.9	$4,589,874
____________
(1)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $2.50 per share being held by consultants.
(2)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $2.00 per share being held by consultants.
(3)	Includes 10,000 options to purchase common stock at a weighted average exercise price of $3.00 per share being held by consultants.

The weighted-average grant date fair value of non-plan options granted during 2010 and 2009 was $0 and $1.39, respectively.  The total intrinsic value of non-plan options exercised during 2010 and 2009 was $17,200 and $0, respectively.

On July 8, 2009, the board of directors authorized an option exchange of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees.  Some of the exchanged options were granted to our named executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the Chief Technology Officer.  The financial impact of this transaction was an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options.  The option exchange was subject to meeting performance standards set by our Chief Executive Officer, which have now been met.

We recognized stock-based compensation expense for the vesting of options of $5,574,536 and $5,449,170 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was $3,094,046 in total unrecognized compensation cost, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Shares

In 2010, the board of directors granted 6,600 fully vested shares of restricted common stock to a consultant as payment for services. Restricted shares activity during the year ended December 31, 2010 was as follows:

		Weighted-Average
	Shares	Share Price
Unvested at January 1, 2010	-	$-
Granted	6,600	$3.99
Vested during period	(6,600)	$3.99
Cancelled during period	-	$-
Unvested at December 31, 2010	-	$-

The fair value of the restricted shares is based on the closing price of our common stock on the date of the grant.  We recognized $26,334 in stock-based compensation expense for restricted shares that were issued during the year ended December 31, 2010.  As of December 31, 2010, there was no unrecognized stock-based compensation expense related to non-vested restricted share grants.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 10—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on December 31, 2010 and expire in March 2016. The fair value of these warrants of $667,581 was determined using the Black-Scholes option pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	4.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	163.73%

During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 5. The Series 2 and Series 3 warrants were still outstanding at December 31, 2010 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at December 31, 2010 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc.. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 5 above. These warrants expire in October 2016 and were still outstanding as of December 31, 2010. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.  The fair value of the modified warrants was calculated using the Black-Scholes option pricing model as appropriately discounted for these noncompensatory warrants using the method described under GAAP with the following assumptions:

Risk-free interest rate:	2.81%
Expected term:	4.36 years
Expected dividend yield:	—
Expected volatility:	103.55%

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants are subject to vesting based on performance standards detailed in the agreement. These warrants are still outstanding on December 31, 2010 and expire in September 2013.  Warrants to purchase 65,000 shares were exercisable on December 31, 2010. The fair value of these warrants of $116,286 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the year ended December 31, 2010 is as follows:

Outstanding at December 31, 2009	4,200,000
Granted	265,000
Exercised	—
Expired	—
Outstanding at December 31, 2010	4,465,000
Exercisable at December 31, 2010	4,265,000

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

At December 31, 2010, the Company had net operating loss carryforwards of approximately $109,669,000 related to U.S. federal and state jurisdictions. Utilization of the net operating loss carryforwards, which expire at various times starting in 2012 through 2030, may be subject to certain limitations under Section 382 of the Internal Revenue Code, as amended, and other limitations under state and foreign tax laws.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2010	2009
U.S. federal income tax at statutory rate	$(2,261,000)	$(3,596,000)
Nondeductible expenses	2,000	3,000
Exercise and forfeitures of stock based compensation	(290,000)	(13,000)
Change in valuation allowance	2,919,000	4,083,000
State tax benefit, net of federal provision (benefit)	(383,000)	(486,000)
Foreign subsidiary loss	14,000	8,000
Other	(1,000)	1,000
Income Tax Expense (benefit)	$-	$-

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Significant components of the Company's deferred tax assets (liabilities) are approximately as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforwards	$42,333,000	$41,016,000
Property and equipment	(92,000)	23,000
Stock options and warrants	6,871,000	5,158,000
Other	55,000	51,000
Total gross deferred tax assets	49,167,000	46,248,000
Valuation allowance	(49,167,000)	(46,248,000)
Net deferred tax assets	$-	$-

Note 12—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., our largest shareholder and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 5 - Notes Payable, Note 7 – Preferred Stock, and Note 9 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We received $800,000 of DSM revenue for the year 2010 from MATT Inc. on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico without commission or fees.  We received $3.7 million of DSM revenue and $1.2 million of Website Development revenue for the year 2010 from AHMSA.  At December 31, 2010, $1.2 million of our accounts receivable were from AHMSA.

In connection with our December 21, 2010 private placement, MATT Inc. purchased 333,333 shares and Malcolm Jozoff, an outside director, purchased 6,666 shares of our Company’s stock on the same terms and conditions as other investors.

Note 13—Subsequent Events

On January 28, 2011, we entered into a Stock Purchase Agreement (the “Agreement”) with XtFt Games S/S Ltda (“XtFt”), the owner of substantially all of the assets of TechFront Desenvolvimento de Software S/S Ltda, a Brazilian company (“TechFront”), which has developed social games for third parties on a contract basis.  Under the terms of the Agreement, we will acquire all of the outstanding equity interests of XtFt and will pay XtFt owners $3,700,000 of our common stock which shall be valued at the lower of: (i) the average closing price per share for the ten trading days prior to January 28, 2011 and (ii) the closing price on the date of closing the Agreement.  In addition, we will pay a $300,000 brokerage fee and a potential earnout fee of 250,000 shares of our common stock based on XtFt achieving specific performance milestones.  Further, we are required to provide XtFt with $1,000,000 of working capital and will provide any additional working capital our management deems appropriate.  The closing of the Agreement is subject to customary closing conditions and delivery of audited financial statements to Quepasa. This acquisition will enable us to develop and publish games that will resonate in the geographies where our user growth is strongest, while capturing 100% of the revenue generated by these games on Quepasa.com. The acquisition of XtFt will further allow us to publish those games on other social networks and create additional revenue opportunities around a portfolio of successful titles.  We believe that that the acquisition of XtFt will represent an important strategic development for Quepasa as it will allow us to leverage our position in Latin America and participate in the region’s social gaming market as both a publisher and distributor of social games.

 In connection with the Agreement, on February 1, 2011, we entered into a Secured Revolving Line of Credit Agreement (“Credit Agreement”) with TechFront and agreed to lend up to $500,000 which is part of the $1,000,000 discussed above.  Advances under the Credit Agreement may be used to pay off certain loans and shall bear interest at the LIBOR rate at the time of issuance of each note.  The notes and interest shall become due and payable on February 1, 2017.  The Credit Agreement is secured by certain U.S. and Brazilian Trademarks of TechFront. As of the issue date of the consolidated financial statements, $350,000 has been advanced to TechFront under this agreement.

During January and February 2011, 66,500 options and 15,000 warrants were exercised for $231,840.