Form 10-Q
period 2011-03-31
QUEPASA CORP
filed 2011-05-11
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Class	Outstanding at May 9, 2011
Common Stock, $0.001 par value per share	16,182,437 shares

QUEPASA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,334,602	$13,546,572
Accounts receivable, net of allowance of $13,000 and $16,000, at March 31, 2011
and December 31, 2010, respectively	2,541,459	1,361,024
Notes receivable - current portion, including $7,783 and $3,633 of accrued interest, at
March 31, 2011 and December 31, 2010, respectively	414,464	314,221
Restricted cash	275,000	275,000
Other current assets	94,900	113,841
Total current assets	15,660,425	15,610,658

Goodwill	4,320,970	-
Property and equipment, net	750,495	645,728
Notes receivable - long-term portion	99,986	156,079
Other assets, net	185,290	40,324
Total assets	$21,017,166	$16,452,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$430,197	$286,990
Accrued expenses	565,877	414,249
Accrued dividends	306,625	278,750
Unearned grant income	12,843	12,364
Total current liabilities	1,315,542	992,353

Notes payable, net of unamortized discount of $1,572,562 and $1,643,241, at
March 31, 2011 and December 31, 2010, respectively	6,421,274	6,272,545
Total liabilities	7,736,816	7,264,898

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY :
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 25,000 shares of Series A
Convertible issued and outstanding at March 31, 2011 and December 31, 2010.
Liquidation preference of $2,500,000.	25	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 16,159,937 shares
issued and outstanding at March 31, 2011 and 15,287,280 shares issued and outstanding at December 31, 2010	16,160	15,287
Additional paid-in capital	180,853,432	175,276,319
Accumulated deficit	(167,613,890)	(166,096,889)
Accumulated other comprehensive income	24,623	(6,851)
Total stockholders’ equity	13,280,350	9,187,891
Total liabilities and stockholders’ equity	$21,017,166	$16,452,789

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$2,243,564	$321,970
OPERATING EXPENSES:
Sales and marketing	322,052	173,696
Product development and content	1,707,464	863,677
General and administrative	1,433,884	1,695,193
Depreciation and amortization	136,460	107,660
TOTAL OPERATING EXPENSES	3,599,860	2,840,226
LOSS FROM OPERATIONS	(1,356,296)	(2,518,256)
OTHER INCOME (EXPENSE):
Interest income	16,560	345
Interest expense	(149,986)	(149,904)
Other income	596	525
TOTAL OTHER INCOME (EXPENSE)	(132,830)	(149,034)
LOSS BEFORE INCOME TAXES	(1,489,126)	(2,667,290)
Income taxes	-	-
NET LOSS	$(1,489,126)	$(2,667,290)
Preferred stock dividends	(27,875)	(27,875)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,517,001)	$(2,695,165)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS
BASIC AND DILUTED	$(0.10)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	15,662,232	12,797,725

NET LOSS	$(1,489,126)	$(2,667,290)
Foreign currency translation adjustment	31,474	(414)
COMPREHENSIVE LOSS	$(1,457,652)	$(2,667,704)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2011
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31,
2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options
for compensation					694,331			694,331
Vesting of warrants					178,903			178,903
Exercise of stock options			458,934	459	702,542			703,001
Exercise of warrants			65,000	65	292,435			292,500
Issuance of common stock
for acquisition			348,723	349	2,730,152			2,730,501
Contingent issuance of
common stock
for acquisition					978,750			978,750
Preferred stock dividends						(27,875)		(27,875)
Foreign currency
translation adjustment							31,474	31,474
Net loss						(1,489,126)		(1,489,126)
Balance—March 31,
2011	25,000	$25	16,159,937	$16,160	$180,853,432	$(167,613,890)	$24,623	$13,280,350

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,489,126)	$(2,667,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,460	107,660
Repricing of warrants	-	147,813
Vesting of stock options for compensation	694,331	1,433,633
Vesting of warrants	178,903	-
Issuance of common stock for professional services	-	26,334
Grant income	-	152
Bad debt expense (recovery)	(3,568)	160
Amortization of discounts on notes payable and debt issuance costs	71,854	71,854
Changes in operating assets and liabilities:
Accounts receivable	(1,176,867)	2,275
Accrued interest on notes receivable	(4,150)	-
Other current assets and other assets	19,028	47,182
Accounts payable and accrued expenses	(17,087)	29,723
Deferred revenue	-	250,000
Net cash used in operating activities	(1,590,222)	(550,504)
Cash flows from investing activities:
Acquisition of XTFT Games S/S LTDA	(500,000)	-
Purchase of property and equipment	(71,205)	(98,163)
Loan disbursement to Hollywood Creations	(40,000)	-
Net cash used in investing activities	(611,205)	(98,163)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	995,501	260,000
Net cash provided by financing activities	995,501	260,000
Effect of foreign currency exchange rate on cash	(6,044)	(414)
Net decrease in cash and cash equivalents	(1,211,970)	(389,081)
Cash and cash equivalents at beginning of period	13,546,572	1,028,267
Cash and cash equivalents at end of period	$12,334,602	$639,186

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$27,875	$27,875

 See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

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

The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website.  We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website.  The Quepasa.com website is operated and managed by the Company’s wholly owned Mexico-based subsidiary, Quepasa.com de Mexico.  The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011. The Company’s wholly owned Brazilian based subsidiary will manage game development and creation of intellectual properties.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on February 7, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), and XtFt Games S/S Ltda (from March 2, 2011).  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  $100,178 for  hosting, server storage, bandwidth and software licenses was reclassified from general and administrative expense to product development and content expense for the three months ended March 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of the discount on notes payable, valuation of equity instruments granted for services and valuation of re-pricing of warrants.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at March 31, 2011 approximated $12.1 million.

Condensed Consolidated Statement of Cash Flows – Supplemental Disclosure

Non-Monetary transactions:
On March 2, 2011, the following assets and liabilities of XtFt Games S/S Ltda were acquired:

Goodwill	$3,780,618
Property and equipment	119,760
Other assets	191,887
Total assets acquired	4,092,265
Accounts payable and accrued liabilities	(383,014)
Total liabilities assumed	(383,014)
Issuance of common stock, 348,723 shares	2,730,501
Contingent issuance of common stock for acquisition	978,750

Goodwill

Goodwill represents the excess of the Company’s purchase price of XtFt Games S/S Ltda over the fair value of identifiable assets acquired and liabilities assumed. The Company evaluates the recoverability of goodwill annually and whenever events or circumstance make it more likely than not that impairment may have occurred. Several factors are used to evaluate goodwill, including management’s plans for future operations and recent operating results. In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Other Assets

Other assets primarily consist of customer contracts, debt issue costs and deposits.  Customer contracts recorded at fair value from the acquisition of XtFt Games S/S Ltda are amortized using straight-line method over the life of the individual contracts.  Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method.

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

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

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
Level 2: Inputs other than quoted prices which are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period.  Diluted net loss per share is determined in the same manner as basic net loss per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method.  Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

The following table summarizes the number of potentially dilutive securities outstanding as of March 31, 2011 which may dilute future earnings per share:

Stock options	8,021,215
Warrants	4,300,000
Convertible preferred stock	420,875
Totals	12,742,090

Significant Customers and Concentration of Credit Risk

During the first three months of 2011, one customer comprised 93% of total revenues, see Note 11. During the first three months of 2010, one customer comprised 78% of total revenues.

One customer comprised 96% of total accounts receivable as of March 31, 2011, see Note 11. One customer comprised 90% of total accounts receivable as of December 31, 2010.

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

During the year ended December 31, 2010, we signed two contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc., which qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The revenue from these contracts is being allocated between DSM and Website Development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and click through rate that other advertising would require to generate similar engagements, since the DSM is a relatively new concept we developed. The selling price for Website Development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

During the three months ended March 31, 2011 and 2010, we performed transactions with several partners that qualify as Principal Agent Considerations. We recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements with advertising networks for Display Advertising and with other partners for Royalties on product sales.

During the three months ended March 31, 2011 and 2010, our revenue was generated from four principal sources: revenue earned from the sale of DSM campaigns, website development services, and display advertising on our website and royalty revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided.  Approximately 92% and 76% of our revenue came from DSM campaigns during the three months ended March 31, 2011 and 2010, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 3% and 0% of our revenue came from website development during the three months ended March 31, 2011 and 2010, respectively.

Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to display advertisements upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 3% and 23% of our revenue came from display advertising during the three months ended March 31, 2011 and 2010, respectively.

Royalty Revenue: Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% and 0% of our revenue came from royalties during the three months ended March 31, 2011 and 2010, respectively.

Game Revenue: Game revenue will be generated as users become paying players and revenue will be recognized as players purchase game currency.  No significant games revenue was generated during the three months ended March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2—Business Acquisition

On March 2, 2011, we completed a Stock Purchase Agreement (the “Agreement”) with XtFt Games S/S Ltda (“XtFt”), the owner of substantially all of the assets and business of TechFront Desenvolvimento de Software S/S Ltda, a Brazilian company (“TechFront”). The Company acquired XtFt to obtain its game development expertise and existing and future intellectual properties.

We acquired all of the outstanding equity interests of XtFt.  The shares issued to XtFt’s owners were calculated contractually based on $3,700,000 of our common stock (348,723 shares) at $10.61 per share which was based on the average closing price per share for the 10 trading days prior to the date of closing the Agreement. The acquisition date value of the shares issued of $2,730,501 was calculated using the fair market value of the 348,723 shares, at $7.83, the quoted trading price per share at the acquisition date.  We paid a $300,000 brokerage fee and approximately $23,000 of other costs directly attributable to the acquisition which were expensed as incurred and included in general and administrative expenses for the three months ended March 31, 2011.  XtFt may receive a potential earnout fee of 250,000 shares of our common stock based on XtFt achieving specific performance milestones.  An additional cost of acquisition of $978,750 for the contingent earn out provision as calculated using the fair market value of the probable shares to be granted based on the terms of the Agreement at a price per share valued at the date of acquisition.

In connection with the Agreement, on February 1, 2011, we entered into a Secured Revolving Line of Credit Agreement (“Credit Agreement”) with TechFront and agreed to lend up to $500,000.  Advances under the Credit Agreement may be used to pay off certain Techfront loans specified in the Agreement.  The secured revolving line of credit shall become due and payable on February 1, 2017.  The Credit Agreement is secured by certain U.S. and Brazilian Trademarks of TechFront.  Prior to the acquisition date, $500,000 was advanced to TechFront under the Credit Agreement.  The collectability of this amount was deemed by management to be doubtful immediately upon the date of the first advance and therefore in substance to be additional cost of acquisition.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

The purchase price was allocated first to record identifiable assets and liabilities at fair value and the remainder to goodwill as follows:

Property and equipment	$119,760
Other assets	191,887
Total assets acquired	311,647
Accounts payable and accrued liabilities	(383,014)
Total liabilities assumed	(383,014)
Goodwill	4,280,618
Total purchase price	$4,209,251

The amounts of Xtft’s revenue and net loss included in the unaudited Company’s consolidated statement of operations for the three months ended March 31, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity give effect to the acquisition had it occurred January 1, 2010 are as follows.

	(Unaudited)
	Revenues	Net Income (Loss)

XtFt actual for the three months ended March 31, 2011	$-	$(189,249)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$7,280,412	$(7,907,515)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2010, nor is it indicative of the results of future combined operations.

Note 3—Notes Receivable

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

As a result of the Settlement, we recognized a loss of $100,000 in the Other Income (Expense) line of the Statement of Operations and Comprehensive Income (Loss) for the third quarter of 2009.  As a result of the change in the prior note from non-interest bearing to an interest bearing note, we wrote off a discount of $52,602 in 2009 which had been calculated using a 12.75% imputed interest rate, with an equal value assigned to Warrant Rights, included in the Other Assets line of the balance sheet.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

As a result of the Settlement and the Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice.  Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.

On September 20, 2010, we entered into a Note Purchase Agreement with Hollywood Creations, Inc. (“Hollywood”) and agreed to lend Hollywood $650,000 in three separate equal installments.  This agreement relates to an arrangement for Quepasa’s exclusive right and license to market and distribute games developed by Hollywood to Quepasa end users.  Those rights will be subject to a revenue sharing agreement. Each loan will be evidenced by a 6% Convertible Promissory Note due one year from the date of issuance (“Note”).   The Note may be converted (i) automatically if a Qualified Financing occurs on or before the Maturity Date, into preferred stock issued in such Qualified Financing; or (ii) if no Qualified Financing occurs on or before the Maturity Date, upon our election into common stock.  A Qualified Financing is a transaction (or series of transactions) in which Hollywood issues and sells shares of its preferred stock for aggregate gross proceeds of at least $2 million with the principal purpose of raising capital. Under the automatic conversion provision, the Note may be converted at a price per share equal to the lower of (i) 80% of the price per share paid by the other purchasers of the Preferred Stock sold in the Qualified Financing or (ii) the amount obtained by dividing (A) $5,000,000 by (B) the number of shares of Hollywood’s capital stock outstanding immediately prior to the Qualified Financing (assuming full conversion and exercise of all convertible and exercisable securities then outstanding (except for the Notes), and including any shares reserved for future issuance pursuant to an equity incentive or similar plan), with no fractional shares.  Under the voluntary conversion provision, the Note may be converted at a price per share equal to 80% of the most recent price paid for Common Stock sold by Hollywood in an arm’s length private transaction. If no such transactions have occurred, the voluntary conversion price shall be equal to 80% of the average of (i) the amount reasonably determined by a qualified independent appraiser who shall be selected in good faith by the Board of Directors of Hollywood and (ii) the amount reasonably determined by a qualified independent appraiser who shall be selected in good faith by Quepasa; such appraisals shall be completed within thirty (30) days of the Conversion Notice. In the year ended December 31, 2010, we lent the first $216,667 installment and Hollywood issued us a Note due on September 20, 2011.

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

On February 11, 2011, the agreement with Hollywood was amended by permitting the Company to make a $40,000 advance toward the second installment of $216,667.  During the three months ended March 31, 2011, we lent the additional $40,000 and Hollywood issued us a Note due on September 20, 2011.

Notes receivable consist of the following at March 31, 2011:

		Hollywood
	BRC	Creations	Total
Notes Receivable, face amount	$250,000	$256,667	$506,667
Accrued Interest	767	7,016	7,783
Notes Receivable, including accrued interest	$250,767	$263,683	$514,450

Notes Receivable, current portion	$150,781	$263,683	$414,464
Notes Receivable, long-term portion	99,986	-	99,986
Total Notes Receivable	$250,767	$263,683	$514,450

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Note 4—Restricted Cash

In 2010, we launched a DSM contest with significant cash prizes.  Under state laws, we are required to hold funds equal to the total prize amount in separate trust accounts that require written notice from the state to be released.  The required notice is obtained by providing the details of the prize payments to each state at the conclusion of the contest.  The final prize drawing for this contest will be on or about August 7, 2011.  The balance of restricted cash was $275,000 at March 31, 2011.

Note 5—Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010

Computer equipment	$2,508,915	$2,338,831
Vehicles	18,956	18,248
Office furniture and equipment	165,088	133,217
Other equipment	9,910	9,540
	2,702,869	2,499,836
Less accumulated depreciation	(1,952,374)	(1,854,108)
Property and equipment—net	$750,495	$645,728

Depreciation expense was $89,161 and $107,660 for the three months ended March 31, 2011 and 2010, respectively.

Note 6—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $15,626 included on the balance sheet in Other Assets at March 31, 2011.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $9,702 included on the balance sheet in Other Assets at March 31, 2011.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Notes payable consist of the following at March 31, 2011:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	808,960	102,802	911,762
Total Discounts	(1,411,674)	(160,888)	(1,572,562)
Accrued Interest	709,883	283,953	993,836
Notes Payable, net	$4,298,209	$2,123,065	$6,421,274

Note 7—Commitments and Contingencies

Operating Leases

The Company leases building space for its operating offices in the United States, Mexico, and Brazil.  Minimum future commitments under non-cancelable operating lease having a remaining term in excess of one year as of March 31, 2011 are as follows:

Remainder of 2011	$101,373
2012	101,314
2013	29,506
2014	26,616
2015	26,616
Thereafter	26,616
$312,041

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

Note 8—Series A Preferred Stock

On June 30, 2008, the Company entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the termination, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Company also provided the Organization with piggyback registration rights for the shares of common stock acquired by the Organization upon conversion of the Preferred Stock.  The Preferred Stock may be converted (i) upon election of the Company; (ii) upon liquidation; or (iii) upon election of the Organization after one year.  The Preferred Stock may be converted into the number of shares of common stock which result from dividing the Stated Value of $100 per share by the fair market value of a share of common stock at the conversion date. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  Dividends are payable in a lump sum at liquidation or conversion.  Accrued dividends were $306,625 and $278,750 at March 31, 2011 and December 31, 2010, respectively.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Note 9—Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended March 31, 2011 and 2010 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

In December 2007, the Securities and Exchange Commission (“SEC”) issued guidance which allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of employee stock option grants when calculating the compensation expense to be recorded under GAAP for employee stock options. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. During 2010 and 2011, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   As of March 31, 2011, there were 104,249 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended March 31, 2011 is as follows:

			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010 (1) (2)	7,236,111	$1.63
Granted (3)	856,000	$7.50
Exercised (4)	(458,934)	$1.53
Forfeited or expired (5)	(55,000)	$2.95
Outstanding at March 31, 2011 (6)	7,578,177	$2.29	7.6	$29,203,418
Exercisable at March 31, 2011 (7)	5,418,834	$1.41	7.0	$24,870,162

(1)	Includes 342,198 outstanding options to purchase common stock at a weighted average exercise price of $2.65 per share being held by consultants.
(2)	Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)	Includes no outstanding options to purchase common stock being held by consultants.
(4)	Includes 122,500 outstanding options to purchase common stock at a weighted average exercise price of $1.42 per share being held by consultants.
(5)	Includes 30,000 outstanding options to purchase common stock at a weighted average exercise price of $2.95 per share being held by consultants.
(6)	Includes 189,698 outstanding options to purchase common stock at a weighted average exercise price of $3.40 per share being held by consultants.
(7)	Includes 85,646 outstanding options to purchase common stock at a weighted average exercise price of $3.35 per share being held by consultants.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011and 2010 was $7.56 and $3.07, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2011and 2010 was $856,000 and $253,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate:	2.17%	2.62%
Expected term:	5.9	5.7 Years
Expected dividend yield:	-	-
Expected volatility:	80%	93%

  QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2011	443,038	$1.34	8.6	$ 2,037,975
Exercisable at March 31, 2011	443,038	$1.34	8.6	$ 2,037,975

There were no non-plan options granted during the three months ended March 31, 2011 or 2010.  The total intrinsic value of non-plan options exercised during the three months ended March 31, 2011and 2010 was $0 and $17,200, respectively.

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

We recognized stock-based compensation expense for the vesting of options of $694,331 and $1,433,633 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $6,673,861 in total unrecognized compensation cost, which is expected to be recognized over a period of three years.

Note 10—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on March 31, 2011 and expire in March 2016.

During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our Chief Executive Officer. The Series 1 warrant was exercised in 2006. 50% (1,000,000) of the remaining warrants were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at March 31, 2011 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at March 31, 2011 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc.. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of March 31, 2011. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the three months ended March 31, 2011, warrants to purchase 65,000 shares were exercised.  Warrants to purchase 100,000 shares were outstanding and exercisable on March 31, 2011 and expire in September 2013. The fair value of these warrants of $116,286 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Three Months Ended March 31, 2011
(Unaudited)

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the three months ended March 31, 2011 is as follows:

Outstanding at December 31, 2010	4,465,000
Granted	—
Exercised	(65,000)
Expired	(100,000)
Outstanding at March 31, 2011	4,300,000
Exercisable at March 31, 2011	4,300,000

Note 11—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., our largest shareholder and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 6 - Notes Payable, Note 9 – Preferred Stock, and Note 10 – Warrants.  These transactions between the Company and any of the companies listed above do not qualify as related party transactions for accounting purposes under GAAP.

During the three months ended March 31, 2011, we earned $2,016,667 of DSM revenue and $70,000 of Website Development revenue from AHMSA. During the three months ended March 31, 2010, we earned $250,000 of DSM revenue from MATT Inc. on behalf of the Municipality of Ixtapa in Mexico without commission or fees.  Accounts receivable of approximately $2.4 and $1.2 million were from AHMSA at March 31, 2011 and December 31, 2010, respectively.

In connection with our December 21, 2010 private placement, MATT Inc. purchased 333,333 shares and Malcolm Jozoff, an outside director, purchased 6,666 shares of our common stock on the same terms and conditions as other investors.

Mr. Lars Batista, a recently appointed director of the Company, was a large shareholder of XtFt and received 132,516 shares of our common stock as part of the acquisition, Note 2.  Additionally, a corporation controlled by Mr. Batista’s brother received a $300,000 brokerage fee in connection with this acquisition.

Note 12—Subsequent Events

During April 2011, 25,000 warrants were exercised for $112,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Company Overview

Quepasa Corporation (NYSE Amex: QPSA) owns and operates Quepasa.com, the only known publicly-traded social network and gaming platform for the Latino community. We attract Latin audiences worldwide by taking the best of the social web and delivering it in the form of a fun, interactive and distinctly Latin online experience.

Highlights of the first quarter of 2011 included:

Quepasa Corporate
Beginning with the opening of the market on Friday, January 21, 2011, Quepasa’s common stock commenced trading on the NYSE Amex under the symbol “QPSA.”

Mr. Lars Fuhrken-Batista was appointed a director of Quepasa. Mr. Batista, a Brazilian native, brings to Quepasa a wealth of relevant experience in gaming and a broad base of experience in the developing Brazilian Internet market ─ areas key to Quepasa’s strategic direction.

Mr. Michael Nicklas, a leading investor and advisor to emerging technology companies in Latin America, was appointed as a company advisor. Mr. Nicklas is widely regarded as one of the leading early-stage investors focused on the emerging Internet market in Brazil. For the last three years, he has helped develop and invested in a portfolio of companies across the region focused on social media, ecommerce and web publishing.

DSM

Quepasa DSM, our distributed social media advertising platform, reported record engagement results for its Ley de Fomento al Primer Empleo campaign. The social media marketing campaign raised awareness across multiple social networks by targeting the Mexican youth regarding a proposed law designed to create employment opportunities for their age demographic. The goal of the campaign was to invite participants to learn about the proposed law and then engage them to virtually vote for and share their support for the law’s objectives across the social web. Quepasa ran this campaign for 30 days and was able to generate then record results with more than eight million total views, votes and shares across a targeted base of 30 million Internet users in Mexico.

In addition to the Ley de Fomento al Primer Empleo campaign, during the first quarter of 2011, we ran campaigns for reseller partner Sony Picture Television Ad Sales Latin America, as well as the El Trabajo de Tus Suenos, “Dream Job” campaign.

Quepasa Games

March 2, 2011, we acquired XtFt Games S/S Ltda, the owner of substantially all the assets and business of TechFront Desenvolvimento de Software S/S Ltda, a social game development studio based in Curitiba, Brazil. Founded in 2006 as a developer of multiplatform console, Web and mobile games, TechFront began developing social games for the Orkut platform in 2010 in partnership with various international publishers.

As part of the Company’s acquisition, XtFt transitioned from a work-for-hire business model to publishing its own social game IP.  Quepasa Games initiated development of its Wonderful City social game, with expected release on Quepasa.com, Orkut and Facebook in the second quarter of 2011.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board. In addition, there are other items within our consolidated financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended March 31, 2011 and 2010 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Results of Operations

Revenue Sources

During the three months ended March 31, 2011, our revenue was generated from four principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website and royalty revenue.

•
DSM Revenues: We recognize DSM revenues over the period of the contest or as the service is provided.  Approximately 92% and 76% of our revenue came from DSM campaigns in the three months ended March 31, 2011 and 2010, respectively.

•
Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 3% and 0% of our revenue came from website development in the three months ended March 31, 2011 and 2010, respectively.

•
Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a placement within our quepasa.com website.  We recognize revenue related to display advertising upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 3% and 76% of our revenue came from display advertising in the three months ended March 31, 2011 and 2010, respectively.

•
Royalty Revenue: We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% and 0% of our revenue came from royalties in the three months ended March 31, 2011 and 2010, respectively.

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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income.  We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Note Payable.  Earned grant income represents the amortized portion of a cash grant received in 2006 from the Mexican government for approved capital expenditures.  The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended March 31, 2011 with the three months ended March 31, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended March 31,
	2011	2010	Change ($)	Change (%)

REVENUES	$2,243,564	$321,970	$1,921,594	597%

OPERATING EXPENSES
Sales and marketing	322,052	173,696	148,356	85%
Product development and content	1,707,464	863,677	843,787	98%
General and administrative	1,433,884	1,695,193	(261,309)	-15%
Depreciation and amortization	136,460	107,660	28,800	27%
Operating Expenses	3,599,860	2,840,226	759,634	27%

LOSS FROM OPERATIONS	(1,356,296)	(2,518,256)	1,161,960	-46%

OTHER INCOME (EXPENSE):
Interest income	16,560	345	16,215	4700%
Interest expense	(149,986)	(149,904)	(82)	-100%
Other income	596	525	71	14%
TOTAL OTHER INCOME (EXPENSE)	(132,830)	(149,034)	16,204	-11%

NET LOSS	$(1,489,126)	$(2,667,290)	$1,178,164	-44%

Revenues

Our revenues were $2,243,564 for the three months ended March 31, 2011, an increase of $1,921,594 or 597% compared to $321,970 for the same period in 2010.  This increase is primarily attributable to $2,056,667 in DSM revenue and $70,000 in website development revenue earned in the quarter ended March 31, 2011.  Launched in December 2009, our DSM contest platform is a tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  $250,000 of DSM revenue for the three months ended March 31, 2010 was earned from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico, without commission or fees.  $2,016,667 of DSM revenue and $70,000 of Website Development revenue for the three months ended March 31, 2011 was received from AHMSA, which owns MATT, Inc..

In February 2008, we re-launched our website.  Website traffic has increased significantly since the re-launch.  The website had 51,168,527 unique visitors in the first quarter of 2011 and 7,928,589 in the first quarter of 2010, a 545% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

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

As we increased traffic through the improvements outlined in the above paragraph, we began focusing on revenue generation.  This led to the DSM campaigns together with the website development revenue.  By the fall of 2010, we saw social game revenue as an important future revenue source as social gaming experienced explosive growth both on Facebook and on other competitive websites in Latin America.  As a result, we commenced a search to acquire our own social gaming company.  This culminated in our acquisition of XtFt.

Operating Expenses

Sales and Marketing: Sales and marketing expenses increased $148,356, or 85%, to $322,052 for the three months ended March 31, 2011 from $173,696 in 2010.  The increase is primarily attributed to an increase in stock based compensation of $71,211 attributable to increased head count and an increase in salaries of $68,600 due to the addition of a salesperson and two marketing staff in the quarter ended March 31, 2011.

Product Development and Content: Product development and content expenses increased $843,787, or 98%, to $1,707,464 for the three months ended March 31, 2011 from $863,677 in 2010.  During the three months ended March 31, 2011, we had an increase in content expense for DSM campaigns of $660,000 primarily consisting of media buys;  increases in U.S. salaries of $52,000 attributable to increased head count, an increase in salaries and associated payroll costs of $48,400 due to salary increases and staff additions to our product development and technology personnel within Quepasa.com de Mexico, which provides substantially all of our design, translation services, and website management and development services; increases in salaries and associated payroll costs of $129,400 due to salary increases and staff additions to our games development and technology personnel within XtFt, which, provides substantially all of our game design services, and an increase of $23,800 for software accreditations.  These increases were partially offset by decreases of $87,900 in direct advertising content costs and contest prizes from the quarter ended March 31, 2010.

General and Administrative: General and administrative expenses decreased $261,309, or 15%, to $1,432,075 for the three months ended March 31, 2011 from $1,695,193 for the same period in 2010.  The significant changes consisted of:

•	a decrease in stock based compensation of $809,647 due the full vesting of general and administrative employee stock options during 2010; is partially offset by:

•	an increase in brokerage commissions of $300,000 incurred in the XtFt acquisition;

•	an increase in legal and accounting expenses of $108,000 due to costs incurred in the XtFt acquisition and the other contract negotiations;

•	an increase in dues and subscriptions of $36,000;

•	and an increase in travel expenses of $53,000.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $734,546 to $873,234 for the three months ended March 31, 2011 from $1,607,780 in 2010.  The Stock based compensation expense represented 27% and 57% of operating expenses for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, we had $6,673,861 of unrecognized stock based compensation expense, most of which we expect to recognize over the next twelve quarters.

	For the three months ended March 31,
	2011	2010
Sales and marketing	$142,071	$70,860
Product and content development	188,619	184,728
General and administrative	542,544	1,352,192
Total Stock Based Compensation	$873,234	$1,607,780

Stock Based Compensation expense is composed of the following:

	2011	2010
Vesting of stock options	$694,331	$1,433,633
Vesting of warrants	$178,903
Re-pricing of warrants	-	147,813
Issuance of common stock for professional services	-	26,334
Total Stock Based Compensation	$873,234	$1,607,780

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense increased $28,800, or 27%, to $136,460 for the three months ended March 31, 2011 from $107,660 in 2010.  This increase is attributable to amortization of contracts and depreciation of assets from the XtFt acquisition, partially offset by a decrease in depreciation due the completed depreciation on older assets.

Other Income (Expense): Other expense decreased $16,204 to $132,830 for the three months ended March 31, 2011 from $149,904 in 2010.  The decrease is primarily attributable to an increase of $16,215 in interest income earned on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(1,590,222)	$(550,504)
Net cash used in investing activities	$(611,205)	$(98,163)
Net cash provided by financing activities	$995,501	$260,000

Net cash used in operations was $1,590,222 for the three months ended March 31, 2011 compared to $550,504 for 2010.  For the three months ended March 31, 2011, net cash used by operations consisted primarily of a net loss of $1,489,126, offset by non-cash expenses of $136,460 in depreciation and amortization, $694,331 related to stock based compensation for the vesting of stock options and $ 178,903 for vesting of warrants, and $71,854 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,176,867 and net decrease in accounts payable and accrued expenses of $17,087, offset by decreases in other current assets and other assets of $19,028.  For the three months ended March 31, 2010, net cash used by operations consisted primarily of a net loss of $2,667,290, offset by non-cash expenses of $107,660 in depreciation and amortization, $71,854 in amortization of discounts on notes payable and debt issuance costs, $1,433,633 related to stock based compensation for the vesting of stock options, and 147,813 related to repricing warrants.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included a decrease in other current assets and other assets of $47,182, an increase in accounts payable and accrued expenses of $29,723, and an increase in deferred revenue of $250,000.

Net cash used in investing activities in the three months ended March 31, 2011 of $611,205 was primarily attributable to capital expenditures of $71,205 primarily for computer equipment to increase capacity, improve performance and provide redundant backup for content, $40,000 loan disbursement to Hollywood Creations, see Note 2 of the condensed consolidated financial statements, and the $500,000 loan related to the acquisition of XtFt. Our capital expenditures were $98,163 for the three months ended March 31, 2010.

There was $995,501 provided by financing activities for the three months ended March 31, 2011, attributable to proceeds from the exercise of stock options and warrants.  There was $260,000 provided by financing activities for the three months ended March 31, 2010, attributable to proceeds from the exercise of stock options.

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$12,334,602	$13,546,572
Total assets	$21,017,166	$16,452,789
Percentage of total assets	59%	82%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

Quepasa had positive working capital of $14,344,883 and $14,618,305 at March 31, 2011 and December 31, 2010, respectively, consisting primarily of cash.

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

	For the the three months ended March 31,
	2011	2010

LOSS FROM OPERATIONS	(1,356,296)	(2,518,256)

NON CASH OPERATING EXPENSES
Stock based compensation expense	873,234	1,607,780
Depreciation and amortization	136,460	107,660
TOTAL NON CASH OPERATING EXPENSES	1,009,694	1,715,440

NET CASH EARN (BURN)	(346,602)	(802,816)
NET MONTHLY CASH EARN (BURN) RATE	(115,534)	(267,605)

While we previously expected to have no net cash burn in 2011, the net cash burn occurred solely related to the XtFt acquisition and the ongoing game development costs.

We have budgeted capital expenditures of $500,000 for 2011, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content.

As of the date of the filing of this report, we have approximately $12.3 million in cash and $2.5 million in accounts receivable.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding:

●	The growth of our business,
●	Expected release of Wonderful City,
●	Expectations regarding our net cash earn (burn) rate,
●	Belief regarding our working capital being sufficient to operate our business beyond 12 months,
●	Our final release of Wonderful City,
●	Capital expenditures, and
●	Our liquidity.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include unanticipated software problems which delay or impede the launch of Wonderful City and catastrophic failure to our servers requiring material unanticipated capital expenditures. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2010.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Quepasa Corporation

May 11, 2011	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

May 11, 2011	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection	10-Q	8/9/10	3.2
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.2
3.5	Amendment to Amended and Restated Bylaws	8-K	5/14/10	3.1
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	XtFt Stock Purchase Agreement*	8-K/A	2/17/11	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request. The agreement contains representations and warranties, which are qualified by the following factors:

(i)	the representations and warranties contained in the agreement were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;
(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
(iv)	facts may have changed since the date of the agreement; and
(v)	only parties to the agreement and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality would nonetheless have been disclosed if material under the federal securities laws.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Michael Matte, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.