Form 10-Q
period 2011-06-30
QUEPASA CORP
filed 2011-08-15
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Class	Outstanding at August 15, 2011
Common Stock, $0.001 par value per share	16,668,281 Shares

QUEPASA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,192,510	$13,546,572
Accounts receivable, net of allowance of $9,400 and $16,000, at June 30, 2011 and December 31, 2010, respectively	3,081,726	1,361,024
Notes receivable - current portion, including $10,855 and $3,633 of accrued interest, at June 30, 2011 and December 31, 2010, respectively	434,457	314,221
Restricted cash	275,000	275,000
Other current assets	202,039	113,841
Total current assets	15,185,732	15,610,658

Goodwill	4,529,645	-
Property and equipment, net	746,338	645,728
Notes receivable - long-term portion	57,480	156,079
Other assets, net of accumulated amortization of $167,571 and $0, at June 30, 2011 and December 31, 2010, respectively	126,893	40,324
Total assets	$20,646,088	$16,452,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, includes $230,058 and $0 due to TechFront at June 30, 2011 and December 31, 2010, respectively	$385,019	$286,990
Accrued expenses	671,782	414,249
Deferred revenue	73,129	-
Accrued dividends	319,455	278,750
Unearned grant income	11,859	12,364
Total current liabilities	1,461,244	992,353

Notes payable, net of unamortized discount of $1,501,099 and $1,643,241, at June 30, 2011 and December 31, 2010, respectively	6,570,788	6,272,545
Total liabilities	8,032,032	7,264,898

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY :
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 and 25,000 shares of Series A Convertible issued and outstanding at June 30, 2011 and December 31, 2010 Liquidation preference of $2,500,000.	-	25
Common stock, $.001 par value; authorized - 50,000,000 shares; 16,645,781 shares issued and outstanding at June 30, 2011 and 15,287,280 shares issued and outstanding at December 31, 2010	16,647	15,287
Additional paid-in capital	182,292,819	175,276,319
Accumulated deficit	(169,933,329)	(166,096,889)
Accumulated other comprehensive income	237,919	(6,851)
Total stockholders’ equity	12,614,056	9,187,891
Total liabilities and stockholders’ equity	$20,646,088	$16,452,789

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$1,841,647	$1,156,116	$4,085,211	$1,478,086
OPERATING EXPENSES:
Sales and marketing	253,045	207,198	575,097	380,894
Product development and content	1,919,955	976,460	3,627,419	1,840,137
Games expenses	262,469	-	262,469	-
General and administrative	1,360,875	1,617,040	2,794,759	3,312,233
Depreciation and amortization	218,740	85,183	355,200	192,843
TOTAL OPERATING EXPENSES	4,015,084	2,885,881	7,614,944	5,726,107
LOSS FROM OPERATIONS	(2,173,437)	(1,729,765)	(3,529,733)	(4,248,021)
OTHER INCOME (EXPENSE):
Interest income	17,474	57	34,034	402
Interest expense	(151,219)	(150,700)	(301,205)	(300,604)
Other income	573	534	1,169	1,059
TOTAL OTHER INCOME (EXPENSE)	(133,172)	(150,109)	(266,002)	(299,143)
LOSS BEFORE INCOME TAXES	(2,306,609)	(1,879,874)	(3,795,735)	(4,547,164)
Income taxes	-	-		-
NET LOSS	$(2,306,609)	$(1,879,874)	$(3,795,735)	$(4,547,164)
Preferred stock dividends	(12,830)	(27,875)	(40,705)	(55,750)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,319,439)	$(1,907,749)	$(3,836,440)	$(4,602,914)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS
BASIC AND DILUTED	$(0.14)	$(0.15)	$(0.23)	$(0.36)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	16,037,343	12,963,227	16,344,063	12,881,396

NET LOSS	$(2,306,609)	$(1,879,874)	$(3,795,735)	$(4,547,164)
Foreign currency translation adjustment	213,296	825	244,770	411
COMPREHENSIVE LOSS	$(2,093,313)	$(1,879,049)	$(3,550,965)	$(4,546,753)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2011
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options for compensation					1,658,941			1,658,941
Vesting of warrants					178,903			178,903
Exercise of stock options			532,851	534	840,206			840,740
Exercise of warrants			140,000	140	629,860			630,000
Issuance of common stock for acquisition			348,723	349	2,730,152			2,730,501
Contingent issuance of common stock for acquisition					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Foreign currency translation adjustment							244,770	244,770
Preferred stock dividends						(40,705)		(40,705)
Net loss						(3,795,735)		(3,795,735)

Balance—June 30, 2011	-	$-	16,645,781	$16,647	$182,292,819	$(169,933,329)	$237,919	$12,614,056

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,795,735)	$(4,547,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,200	192,843
Repricing of warrants	-	147,813
Vesting of stock options for compensation	1,658,941	2,949,956
Vesting of warrants	178,903	-
Issuance of common stock for professional services	-	26,334
Grant income	(1,131)	(828)
Bad debt expense (recovery)	(6,600)	(18,669)
Amortization of discounts on notes payable and debt issuance costs	144,504	144,504
Changes in operating assets and liabilities:
Accounts receivable	(1,714,102)	(50,346)
Accrued interest on notes receivable	(7,222)	-
Other current assets and other assets	(141,113)	90,314
Accounts payable and accrued expenses	106,650	112,811
Deferred revenue	73,129	297,679
Net cash used in operating activities	(3,148,576)	(654,753)
Cash flows from investing activities:
Acquisition of XTFT Games S/S LTDA	(500,000)	-
Purchase of property and equipment	(163,969)	(140,011)
Loan payments received from BRC	25,585
Loan disbursement to Hollywood Creations	(40,000)	-
Net cash used in investing activities	(678,384)	(140,011)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,470,740	283,000
Net cash provided by financing activities	1,470,740	283,000
Effect of foreign currency exchange rate on cash	2,158	411
Net decrease in cash and cash equivalents	(2,354,062)	(511,353)
Cash and cash equivalents at beginning of period	13,546,572	1,028,267
Cash and cash equivalents at end of period	$11,192,510	$516,914

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reduction in exercise prices of outstanding warrants recorded as additional paid-in capital		$1,605,382
Preferred stock dividends accrued and charged to accumulated deficit	$40,705	$55,750

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Quepasa Corporation, a Nevada corporation (the “Company”), was incorporated in June 1997. The Company is a social media technology company which owns and operates Quepasa.com.  Revenues are generated from display advertising, the DSM contest platform, website development, games internally developed and distributed to ours and other sites, third party developed games introduced to the site, and royalty revenue.

The Quepasa.com community provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest to users.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations on our website.  We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the website.  The Quepasa.com website is operated and managed by the Company’s wholly owned Mexico-based subsidiary, Quepasa.com de Mexico.  The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011.  The Company’s wholly owned Brazilian based subsidiary manages game development and creation of intellectual properties.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required to be included in a complete set of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report filed with the SEC on Form 10-K on February 7, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), and XtFt Games S/S Ltda (from March 2, 2011).  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  $226,285 for  hosting, server storage, bandwidth and software licenses was reclassified from general and administrative expense to product development and content expense for the six months ended June 30, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the estimated lives and playing periods that we use for games revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of the discount on notes payable, valuation of equity instruments granted for services, valuation of re-pricing of warrants, accounting for business combinations and evaluating goodwill and long-lived assets for impairment.  Actual results could differ from those estimates.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at June 30, 2011 approximated $10.9 million.

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

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
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

The following table summarizes the number of potentially dilutive securities outstanding as of June 30, 2011 which may dilute future earnings per share:

Stock options	8,012,298
Warrants	4,225,000
Totals	12,237,298

Significant Customers and Concentration of Credit Risk

During the six months ending June 30, 2011 and 2010, one customer comprised 87% and 91% of total revenues, respectively, see Note 11.  One customer comprised 92% and 90% of total accounts receivable as of June 30, 2011 and December 31, 2010, respectively, see Note 11.

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

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

During the three months ended June 30, 2011 and 2010, we performed transactions with several partners that qualify as Principal Agent Considerations. We recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements with advertising networks for Display Advertising and with other partners for Royalties on product sales.

During the three months ended June 30, 2011 and 2010, our revenue was generated from five principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website, royalty revenue, and games.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 86% and 76% of our revenue came from DSM campaigns during the six months ended June 30, 2011 and 2010, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 3% and 0% of our revenue came from website development during the six months ended June 30, 2011 and 2010, respectively.

Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a banner placement within our Quepasa.com website.  We recognize revenue related to display advertisements upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 4% and 23% of our revenue came from display advertising during the six months ended June 30, 2011 and 2010, respectively.

Royalty Revenue: Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% and 0% of our revenue came from royalties during the six months ended June 30, 2011 and 2010, respectively.

Game Revenue: Game revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the service has been rendered. For the purpose of determining when the service has been provided to the player, we determine an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game over the estimated average playing period of a paying player.  The virtual goods are categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods is recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, are recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, the Company considers the average playing period that the paying players typically play the game, currently to be 18 months. If we do not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for a specific game, we recognize revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the estimates of the average playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns.

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the payment services, pay aggregator fees and advertising services, and taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as agent in these transactions. Approximately 5% of our revenue came from games during the six months ended June 30, 2011.   No significant game revenue was generated during the six months ended June 30, 2010.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

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

We acquired all of the outstanding equity interests of XtFt.  The shares issued to XtFt’s owners were calculated contractually based on $3,700,000 of our common stock (348,723 shares) at $10.61 per share which was based on the average closing price per share for the 10 trading days prior to the date of closing the Agreement. The acquisition date value of the shares issued of $2,730,501 was calculated using the fair market value of the 348,723 shares, at $7.83, the quoted trading price per share at the acquisition date.  We paid a $300,000 brokerage fee and approximately $81,000 of legal and other costs directly attributable to the acquisition which were expensed as incurred and included in general and administrative expenses for the six months ended June 30, 2011.  XtFt may receive a potential earnout fee of 250,000 shares of our common stock based on XtFt achieving specific performance milestones.  An additional cost of acquisition of $978,750 for the contingent earn out provision as calculated using the fair market value of the probable shares to be granted based on the terms of the Agreement at a price per share valued at the date of acquisition.

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

The amounts of Xtft’s revenue and net loss included in the unaudited Company’s consolidated statement of operations for the six months ended June 30, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity that give effect to the acquisition had it occurred January 1, 2010 are as follows.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

	(Unaudited)
	Revenues	Net Income (Loss)

XtFt actual for the six months ended June, 2011	$-	$(750,778)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$7,280,412	$(7,907,515)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had acquisition been made as of January 1, 2010, nor is it indicative of the results of future combined operations.

Note 3—Notes Receivable

On March 27, 2008, we entered into a Loan Agreement with BRC Group, LLC (“BRC”) for a maximum amount of $600,000. A dispute arose and on April 6, 2009, BRC filed a complaint in the U.S. District Court for the Northern District of California. The loan receivable balance at April 6, 2009 was $350,000.  We filed an answer with counterclaims alleging a default by BRC and to accelerate the note.

In February 2010, we entered into a settlement agreement (the “Settlement”) with BRC effective as of September 22, 2009.  Under the Settlement, BRC’s indebtedness to us was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009.  The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011.   BRC commenced repayments on June 1, 2011 in accordance with the terms of the Note. As collateral for the Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default.  If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date.

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

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

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

On February 11, 2011, the agreement with Hollywood was amended by permitting the Company to make a $40,000 advance toward the second installment of $216,667.  On March 4, 2011, we lent the additional $40,000 and Hollywood issued us a Note due on September 20, 2011.

Notes receivable consist of the following at June 30, 2011:

	BRC	Hollywood Creations	Total
Notes Receivable	$224,415	$256,667	$481,082
Accrued Interest	-	10,855	10,855
Notes Receivable, including accrued interest	$224,415	$267,522	$491,937

Notes Receivable, current portion	$166,935	$267,522	$434,457
Notes Receivable, long-term portion	57,480	-	57,480
Total Notes Receivable	$224,415	$267,522	$491,937

Note 4—Restricted Cash

In 2010, we launched a DSM contest with significant cash prizes. Under state laws, we are required to hold funds equal to the total prize amount in separate trust accounts that require written notice from the state to be released. The required notice is obtained by providing the details of the prize payments to each state at the conclusion of the contest. The final prize drawing for this contest will be on or about August 7, 2011. The balance of restricted cash was $275,000 at June 30, 2011.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

Note 5—Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Computer equipment	$2,608,549	$2,338,831
Vehicles	19,186	18,248
Office furniture and equipment	167,313	133,217
Other equipment	10,030	9,540
	2,805,078	2,499,836
Less accumulated depreciation	(2,058,740)	(1,854,108)
Property and equipment—net	$746,338	$645,728

Depreciation expense was $192,061 and $192,843 for the six months ended June 30, 2011 and 2010, respectively.

Note 6—Notes Payable

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $14,924 included on the balance sheet in Other Assets at June 30, 2011.

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $9,216 included on the balance sheet in Other Assets at June 30, 2011.

Notes payable consist of the following at June 30, 2011:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	872,365	110,860	983,225
Total Discounts	(1,348,269)	(152,830)	(1,501,099)
Accrued Interest	765,634	306,253	1,071,887
Notes Payable, net	$4,417,365	$2,153,423	$6,570,788

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

Note 7—Commitments and Contingencies

Operating Leases

The Company leases building space for its operating offices in the United States, Mexico, and Brazil.  Minimum future commitments under non-cancelable operating lease having a remaining term in excess of one year as of June 30, 2011 are as follows:

Remainder of 2011	$128,738
2012	137,518
2013	39,655
2014	-
2015	-
Thereafter	-
$305,911

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments. Recently, we received a subpoena from the New York Attorney General seeking records relating to our operations including specific information regarding our e-mail marketing practices. We intend to co-operate and supply those documents we believe are directly relevant to the inquiry, although our attorneys have advised us that the New York Attorney General’s inquiry is pre-empted by federal law in the absence of any deceptive acts. Our attorneys have further advised us that they do not believe our e-mail marketing involves any deceptive practices. However, we cannot make assurances that the New York Attorney General will agree or that other regulators may not challenge aspects of our business. In such event, defending this or any other action would cause us to incur substantial expenses and divert our management's attention. If we are unsuccessful, we may have to change our e-mail marketing practices which could impair our ability to obtain new users. Any change in our email marketing or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.  Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 8—Series A Preferred Stock

On June 30, 2008, the Company entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the termination, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.   The Preferred Stock was convertible (i) at the election of the Company; (ii) at the liquidation; or (iii) at the election of the Organization after one year.   The Preferred Stock was convertible into the number of shares of common stock which result from dividing the stated value of $100 per share by the fair market value of a share of common stock at the conversion date.  Dividends on the Preferred Stock accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value and are cumulative.  The Dividends were payable in a lump sum at liquidation or conversion at the request of the Organization.  Accrued dividends were $319,455 and $278,750 at June 30, 2011 and December 31, 2010, respectively. On May 12, 2011 the Preferred Stock was converted into 336,927 shares of common stock at the election of the Organization and dividend accrual terminated at the date of the conversion.

Note 9—Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”, using the modified-prospective transition method. Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended June 30, 2011 and 2010 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   In June 2011, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  As of June 30, 2011, there were 2,039,249 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended June 30, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010 (1) (2)	7,236,111	$1.63
Granted (3)	981,000	$7.33
Exercised (4)	(532,851)	$1.58
Forfeited or expired	(115,000)	$3.34
Outstanding at June 30, 2011 (5)	7,569,260	$2.26	7.4	$37,631,594
Exercisable at June 30, 2011 (6)	5,376,128	$1.33	6.8	$31,736,965

(1)	Includes 272,198 outstanding options to purchase common stock at a weighted average exercise price of $2.62 per share being held by consultants.
(2)	Includes 1,649,000 performance-based options, of which 1,007,040 have been expensed.
(3)	Includes no outstanding options to purchase common stock being held by consultants.
(4)	Includes 125,834 outstanding options to purchase common stock at a weighted average exercise price of $1.23 per share being held by consultants.
(5)	Includes 146,364 outstanding options to purchase common stock at a weighted average exercise price of $3.82 per share being held by consultants.
(6)	Includes 87,313 outstanding options to purchase common stock at a weighted average exercise price of $3.36 per share being held by consultants.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $7.35 and $3.02, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $4,430,200 and $319,100, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2011	2010
Risk-free interest rate:	2.18%	2.61%
Expected term:	5.9	5.7 Years
Expected dividend yield:	-	-
Expected volatility:	80%	92%

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended June 30, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2011	443,038	$1.34	8.4	$2,618,355
Exercisable at March 31, 2011	443,038	$1.34	8.4	$2,618,355

There were no non-plan options granted during the three months ended June 30, 2011 or 2010.  The total intrinsic value of non-plan options exercised during the three months ended June 30, 2011 and 2010 was $0 and $17,200, respectively.

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

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

We recognized stock-based compensation expense for the vesting of options of $1,658,941 and $1,516,322 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $6,095,377 in total unrecognized compensation cost, which is expected to be recognized over a period of three years.

Note 10—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on June 30, 2011 and expire in March 2016.

During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at June 30, 2011 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at June 30, 2011 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of June 30, 2011. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the six months ended June 30, 2011 warrants to purchase 140,000 shares were exercised.  Warrants to purchase 25,000 shares were outstanding and exercisable on June 30, 2011 and expire in September 2013. The fair value of these warrants of $116,286 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

A summary of warrant activity for the three months ended June 30, 2011 is as follows:

Outstanding at December 31, 2010	4,465,000
Granted	—
Exercised	(140,000)
Expired	(100,000)
Outstanding at June 30, 2011	4,225,000
Exercisable at June 30, 2011	4,225,000

We recognized stock-based compensation expense for consulting services for the vesting of warrants of $178,903 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Note 11—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., our largest shareholder and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 6 - Notes Payable, Note 8 – Preferred Stock, and Note 10 – Warrants.  These transactions between the Company and any of the companies listed above do not qualify as related party transactions for accounting purposes under GAAP.

During the six months ended June 30, 2011 and 2010, we earned $3,430,000 and $434,167 of DSM revenue, respectively and $120,000 and $337,500, respectively, of Website Development revenue from AHMSA. During the six months ended June 30, 2010, we earned $572,321 of DSM revenue from MATT Inc. on behalf of the Municipality of Ixtapa in Mexico without commission or fees.  Accounts receivable of approximately $2.8 and $1.2 million were from AHMSA at June 30, 2011 and December 31, 2010, respectively.

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

Note 12—Subsequent Events

During July, 2011, warrants totaling 25,000 were exercised for $112,500.

On July 14, 2011 Xtft’s name was changed to Quepasa Games S/S Ltda (“Quepasa Games”).

On July 19, 2011, the Company,  IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of  the Company, and Insider Guides, Inc., doing business as myYearbook.com (“myYearbook”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of myYearbook by Quepasa. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, myYearbook will be merged with and into Merger Sub (the “Merger”). Following the Merger, Merger Sub will change its name to Insider Guides, Inc.

QUEPASA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements for The Six Months Ended June 30, 2011
(Unaudited)

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, if the Merger is completed, security holders of   myYearbook securities will receive $100 million consisting of approximately $18 million in cash and $82 million in Quepasa common stock. The number of shares of Quepasa common stock to be issued will be based upon the Transaction Share Price, which will be the lesser of (A) $10 per share and (B) the average of (i) $7.5715 and (ii) the average closing price of Quepasa common stock on the 20 trading days ending with the trading day three days prior to the closing of the Merger. The Transaction Share Price may be lower than or higher than the market price as of the time of closing. In order to fund the $18 million cash portion of the Merger consideration, Quepasa is obligated to raise at least $10 million and up to $18 million in a financing transaction.

In connection with the approval by the Quepasa board of directors the compensation committee granted $1,782,500 options to myYearbook employees including 450,000 to Mr. Geoffrey Cook, Chief Executive Officer of myYearbook who will, assuming the closing of the Merger, become Chief Operating Officer of Quepasa.  The exercise price of these five-year options will be the closing price of Quepasa common stock as of the closing of the Merger.  In addition, Matt Inc. provided Quepasa with a $5 million financing commitment giving it the right to invest $5 million at the lesser of:  (i)The Transaction Sales Price and (ii) 85% of the average closing price of Quepasa’s common stock during the 20 trading day period ending with trading day three days prior to the closing of the Merger.

The closing of the Merger is subject to a number of conditions including approval by the Quepasa shareholders of the shares to be issued to myYearbook shareholders and to be issued in connection with the related financing, approval of the Merger by the myYearbook shareholders’ effectiveness of a Form S-4 registration statement, raising of at least $10 million in a financing transaction and various customary closing conditions.  For further details on the proposed Merger, see the Form 8-K filed with the Securities and Exchange Commission on July 20, 2011.

On August 3, 2011, a class action complaint was filed by Michelle Kaffko (the "Plaintiff") against the Company in the United States District Court of Nevada.  The complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on the behalf of the members of the class, $500 for each alleged violation.  The Company did not send the unauthorized texts and intends to vigorously defend against this baseless lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Company Overview

Quepasa Corporation (NYSE Amex: QPSA) is a social media technology company which owns and operates (i) Quepasa.com, the only known publicly-traded social network and (ii) gaming platform for the Latino community. We attract Latin audiences worldwide by taking the best of the social web and delivering it in the form of a fun, interactive and distinctly Latin online experience.

Highlights of the second quarter of 2011 included:

●
Our website and social network added 4.6 million registered users during the second quarter of 2011, bringing total registered members to a record 38.2 million at the end of June.  Retention metrics showed considerable improvement, on average, return visitors viewed 33.2 pages and spent 18.8 minutes on-site, representing 11% and 42% month-over-month increases, respectively.

●
Our cross platform distributed social media advertising and contest platform, reported record engagement results for a campaign with reseller partner Sony Pictures Television Ad Sales Latin America (“SPT Ad Sales”).  The campaign drove over 13 million engagements, doubling the previous record.  Designed to support the Mexican launch of a new consumer product, the campaign served as the promotional component of a broader media push that included television, radio and Internet advertising. The campaign invited participants to share their entries across their social profiles to win points and compete for prizes. In addition, participants could double their points for performing “high value” tasks. In six weeks the campaign generated over 13 million engagements, which represents the main success metric for DSM campaigns and is defined as the sum total of views, votes, entries, comments and shares generated in that period. Highlights from the results include over 1.8 million shares – socially and by email – with Facebook and Twitter dominating social sharing behavior.

●
Quepasa announced an agreement with PRISA DIGITAL, the leading media company in the production and distribution of digital news, and entertainment in the Spanish and Portuguese speaking world.  The agreement will bring components of Quepasa’s social media advertising technology to PRISA’s existing network of European, US and Latin American advertisers. The agreement allows PRISA’s sales force to include in their portfolio Quepasa’s social media advertising platform – Quepasa Contests.  This product offering will be a part of PRISA’s new offering called PRISA’s Earned Media.  In addition, PRISA will represent Quepasa’s display ad inventory.

●
During the second quarter of 2011, Quepasa Games announced the launch of its first social game offering, Wonderful City – Rio, across multiple social networking platforms.  Wonderful City - Rio invites users to build their own virtual Rio de Janeiro, adapting the popular city-building game concept for Latin American audiences.  The games were launched on the following social networking sites as follows:

Quepasa.com                   mid-April
Orkut                                 mid-May
Facebook                          mid-June

Wonderful City – Rio was launched as Cidade Maravilhosa has produced consistently strong metrics in terms of both user acquisition and retention. As of June 30th, the game’s global install base totaled over two million members, which represents 73% growth on a month over month basis. This includes over 780,000 DAUs, or Daily Active Users, and over 2.9MM MAUs, or Monthly Active Users. The ratio of these two metrics, or DAU/MAU, is a widely accepted measure of a game’s “stickiness” and monetization potential. At 27%, Cidade Maravilhosa’s DAU/MAU is well over the 15-20% benchmark used to indicate a game that is engaging users well, with engaged users tending to monetize better.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” using the modified-prospective transition method.  Since all share-based payments made prior to January 1, 2006 were fully vested, compensation cost recognized during the three months ended June 30, 2011 and 2010 represents the compensation cost for all share-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value using the Black-Scholes option pricing model.

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

Games Revenue

Game revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the service has been rendered. For the purpose of determining when the service has been provided to the player, we determine an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game over the estimated average playing period of a paying player.  The virtual goods are categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods is recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, are recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, the Company considers the average playing period that the paying players typically play the game, currently to be 18 months. If we do not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for the specific game, we recognize revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the estimates of the average playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns.

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the payment services, pay aggregator fees and advertising services, and taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as agent in these transactions.

Results of Operations

Revenue Sources

During the three months ended June 30, 2011, our revenue was generated from five principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website, royalty revenue, and games.

•
DSM Revenues: We recognize DSM revenues over the period of the contest or as the service are provided.  Approximately 86% and 68% of our revenue came from DSM campaigns in the six months ended June 30, 2011 and 2010, respectively

•
Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 3% and 23% of our revenue came from website development in the six months ended June 30, 2011 and 2010, respectively.

•
Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a placement within our quepasa.com website.  We recognize revenue related to display advertising upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 5% and 7% of our revenue came from display advertising in the six months ended June 30, 2011 and 2010, respectively.

•
Royalty Revenue: We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% and 0% of our revenue came from royalties in the six months ended June 30, 2011 and 2010, respectively.

•
Game Revenue: Game revenue for internally developed games is recognized on a gross basis for consumable goods at the time of sale and for durable goods ratably over the estimated average playing period.  Any adjustments arising from changes in the estimates playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Game revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party.  Approximately 5% and 0% of our revenue came from games in the six months ended June 30, 2011 and 2010, respectively.

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

•
Games Expenses: Games expenses consist of advertising fees, payment processing service charges, hosting fees for game internet access, foreign taxes and direct expenses for advertising games on other social networks.

•
General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs and corporate professional fees, such as legal and accounting fees.

•
Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which consist primarily of depreciation related to our property and equipment and amortization of contracts.

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income.  We have invested our cash in AAA rated, fully liquid interest-bearing instruments. Interest expense relates to our Notes Payable.  Earned grant income represents the amortized portion of a cash grant received in 2006 from the Mexican government for approved capital expenditures.  The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended June 30, 2011 with the three months ended June 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended June 30,
	2011	2010	Change ($)	Change (%)

REVENUES	$1,841,647	$1,156,116	$685,531	59%

OPERATING EXPENSES
Sales and marketing	253,045	207,198	45,847	22%
Product development and content	1,919,955	976,460	943,495	97%
Game expenses	262,469	-	262,469
General and administrative	1,360,875	1,617,040	(256,165)	-16%
Depreciation and amortization	218,740	85,183	133,557	157%
Operating Expenses	4,015,084	2,885,881	1,129,203	39%

LOSS FROM OPERATIONS	(2,173,437)	(1,729,765)	(443,672)	-26%

OTHER INCOME (EXPENSE):
Interest income	17,474	57	17,417	30556%
Interest expense	(151,219)	(150,700)	(519)	-100%
Other income	573	534	39	7%
TOTAL OTHER INCOME (EXPENSE)	(133,172)	(150,109)	16,937	11%

NET LOSS	$(2,306,609)	$(1,879,874)	$(426,735)	-23%

Revenues

Our revenues were $1,841,647 for the three months ended June 30, 2011, an increase of $ 685,531 or 59% compared to $1,156,116 for the same period in 2010.  This increase is primarily attributable to increases of approximately $679,000 in DSM revenue, $219,000 of games revenue, and $98,000 of display advertising offset by approximately $288,000 reduction in website development revenue and $23,000 in royalty income earned in the quarter ended June 30, 2011. Our DSM contest platform is a tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  DSM revenue of approximately $1,413,000 and $434,000 and Website development revenue of $50,000 and $337,500 for the three months ended June 30, 2011 and 2010, respectively were received from AHMSA, which owns MATT, Inc. DSM revenue of $0 and approximately $322,000 for the three months ended June 30, 2011 and 2010, respectively was earned from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico, without commission or fees.

Our website had 39,782,258 unique visitors in the second quarter of 2011 and 25,298,771 in the second quarter of 2010, a 57% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth – based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the site through enhanced user interface.  Improved deliverability, together with the redesign of our sign-up and invitation steps and a more robust user experience, has resulted in meaningful gains in the number of new registered users and site traffic.  As we increased traffic we began focusing on revenue generation, that led to DSM campaigns and website development revenue.  By the fall of 2010, we saw social game revenue as an important future revenue source as social gaming experienced explosive growth both on Facebook and on other competitive websites in Latin America.  As a result, we commenced a search to acquire our own social gaming company.  This process culminated in our successful acquisition of XtFt.

Operating Expenses

Sales and Marketing: Sales and marketing expenses increased $45,847 or 22%, to $253,045 for the three months ended June 30, 2011 from $207,198 in 2010.  The increase is primarily attributed to an increase in stock based compensation of approximately $47,000 attributable to increased head count and net increase in salaries of approximately $5,000 due to the addition of a marketing staff and an intern and decrease of one salesperson offset by reductions of $10,000 in outside sales expense and $2,000 in conference expense in the quarter ended June 30, 2011.

Product Development and Content: Product development and content expenses increased $943,495, or 97%, to $1,919,955 for the three months ended June 30, 2011 from $976,460 in 2010.  During the three months ended June 30, 2011; we had an increase in content expense for DSM campaigns of approximately $283,000 primarily consisting of media buys; increases in U.S. salaries and associated payroll costs of approximately $157,000 attributable to increased U.S. head count; an increase of approximately $29,000 due to salary increases within Quepasa.com de Mexico; increases in salaries and associated payroll costs of approximately $379,000 due to the addition of our games development and technology personnel within XtFt; an increase of approximately $112,000 in technical consulting and testing for internally developed games; an increase of approximately $51,000 for hosting dues attributable to increased server traffic; and an increase of $21,000 for software accreditations.  These increases were partially offset by decreases of approximately $80,000 in direct advertising content costs and contest prizes from the three months ended June 30, 2010.

Game Expenses: Game expenses increased to $262,469 or 100% for the three months ended June 30, 2011and relate to the direct expenses for operations of the Company’s first game internally developed by XtFt and launched in April 2011.  The increase is attributable to approximately $56,000 of advertising and administration fees, $55,000 of hosting fee for the game internet access, $44,000 of payment service fees, $17,000 of foreign taxes, and $89,000 of direct advertisement for the launch of our first game on Facebook and marketing expenses for the three months ended June 30, 2011.  No game expenses were incurred for the same period in 2010

General and Administrative: General and administrative expenses decreased $256,165, or 16%, to $1,360,875 for the three months ended June 30, 2011 from $1,617,040 for the same period in 2010.  The significant changes consisted of:

•	a decrease in stock based compensation of $618,365 due to the full vesting of general and administrative employee stock options during 2010; is partially offset by:

•
an increase in legal and accounting expenses of approximately $70,000 primarily due to approximately $60,000 of costs incurred in the proposed myYearbook acquisition, and the other contract negotiations;

•	a net increase in salary and related payroll expenses of approximately $57,000 attributable to increased salaries and administrative headcount in the US and XtFt;

•	an increase in travel expenses of approximately $50,000;

•	an increase in dues and subscriptions of approximately $46,000 primarily attributable to NYSE AMEX reporting fees;

•	an increase in recruiting expenses of approximately $42,000 attributable to the hiring of three new US employees;

•
an increase in rent expenses of approximately $36,000 attributable to the increase of $15,000 for expanded office space and parking fees for new employees in the Los Angeles office, approximately $10,000 increase of rental costs for data center in Mexico and approximately $11,000 for the XtFt office space in Brazil.

•
and an increase in other administrative expense of approximately $18,000 for the XtFt attributable to new subsidiary’s local accounting services, other professional fees, office supplies, overtime meals and travel.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $551,712 to $964,610 for the three months ended June 30, 2011 from $1,516,322 in 2010.  The Stock based compensation expense represented 24% and 53% of operating expenses for the three months ended June 30, 2011 and 2010, respectively.

	For the three months ended June 30,
	2011	2010
Sales and marketing	$128,614	$81,497
Product and content development	214,386	194,850
General and administrative	621,610	1,239,975
Total Stock Based Compensation	$964,610	$1,516,322

Stock Based Compensation expense is composed of the following for the three months ended June 30:

	2011	2010
Vesting of stock options	$964,610	$1,516,322
Vesting of warrants	-	-
Re-pricing of warrants	-	-
Issuance of common stock for professional services	-	-
Total Stock Based Compensation	$964,610	$1,516,322

Depreciation and Amortization: Depreciation and amortization expense increased $133,557, or 157%, to $218,740 for the three months ended June 30, 2011 from $85,183 in 2010.  This increase is attributable to amortization of contracts and depreciation of assets from the XtFt acquisition, partially offset by a decrease in depreciation due the completed depreciation on older assets.

Other Income (Expense): Other expense decreased $16,937 to $133,172 for the three months ended June 30, 2011 from $150,109 in 2010.  The decrease is primarily attributable to an increase of $17,417 in interest income earned on the Company’s cash and cash equivalents.

Comparison of the six months ended June 30, 2011 with the six months ended June 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the six months ended June 30,
	2011	2010	Change ($)	Change (%)

REVENUES	$4,085,211	$1,478,086	$2,607,125	176%

OPERATING EXPENSES
Sales and marketing	575,097	380,894	194,203	51%
Product development and content	3,627,419	1,840,137	1,787,282	97%
Game expenses	262,469	-	262,469
General and administrative	2,794,759	3,312,233	(517,474)	-16%
Depreciation and amortization	355,200	192,843	162,357	84%
Operating Expenses	7,614,944	5,726,107	1,888,837	33%

LOSS FROM OPERATIONS	(3,529,733)	(4,248,021)	718,288	17%

OTHER INCOME (EXPENSE):
Interest income	34,034	402	33,632	8366%
Interest expense	(301,205)	(300,604)	(601)	-100%
Other income	1,169	1,059	110	10%
TOTAL OTHER INCOME (EXPENSE)	(266,002)	(299,143)	33,141	11%

NET LOSS	$(3,795,735)	$(4,547,164)	$751,429	17%

Revenues

Our revenues were $4,085,211 for the six months ended June 30, 2011, an increase of $ 2,607,125 or 176% compared to $1,478,086 for the same period in 2010.  This increase is primarily attributable to increases of approximately $2,486,000 in DSM revenue, $238,000 of games revenue, and $99,000 of display advertising offset by approximately $218,000 reduction in website development revenue earned in the quarter ended June 30, 2011. Our DSM contest platform is a tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  DSM revenue of approximately $3,430,000 and $434,000 and Website development revenue of $120,000 and $337,500 for the six months ended June 30, 2011 and 2010 respectively was received from AHMSA, which owns MATT, Inc. DSM revenue of $0 and approximately $572,000 for the six months ended June 30, 2011 and 2010 respectively was earned from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico, without commission or fees.

Our website had 87,743,276 unique visitors in the six month ended June 30, 2011 and 42,041,542 in the six months ended June 2010, a 108% increase.  We believe there will be a direct correlation between website traffic and our ability to increase revenue.

As part of our website development strategy, we have focused on establishing a platform for sustained, viral growth—based on (i) simple user registration and invitation process; (ii) effective email deliverability; and (iii) a simplified way to navigate the site through an enhanced user interface.  Improved deliverability, together with the redesign of our sign-up and invitation steps and a more robust user experience, has resulted in meaningful gains in the number new registered users and site traffic.  As we increased traffic we began focusing on revenue generation that led to DSM campaigns and website development revenue.  By the fall of 2010, we saw social game revenue as an important future revenue source as social gaming experienced explosive growth both on Facebook and on other competitive websites in Latin America.  As a result, we commenced a search to acquire our own social gaming company.  This process culminated in our successful acquisition of XtFt.

Operating Expenses

Sales and Marketing: Sales and marketing expenses increased $194,203 or 51%, to $575,097 for the six months ended June 30, 2011 from $194,203 in 2010.  The increase is primarily attributed to an increase in stock based compensation of approximately $118,000 attributable to increased head count and net increase in salaries of approximately $110,000 due to the addition of a marketing staff and an intern and decrease of one salesperson offset by reductions of $20,000 in outside sales expense and $9,000 in conference expense in the quarter ended June 30, 2011.

Product Development and Content: Product development and content expenses increased $1,787,282, or 97%, to $3,627,419 for the six months ended June 30, 2011 from $1,840,137 in 2010.  During the six months ended June 30, 2011, we had an increase in content expense for DSM campaigns of approximately $943,000 primarily consisting of media buys;  increases in U.S. salaries and associated payroll costs of approximately $160,000 attributable to increased US head count, an increase of approximately $95,000 due to salary increases and staff additions to our product development and technology personnel within Quepasa.com de Mexico, which provides substantially all of our design, translation services, and website management and development services; increases in salaries and associated payroll costs of approximately $508,000 due to salary increases and staff; the addition of our new games development and technology personnel within XtFt, which, provides substantially all of our new game design services; an increase of $133,000 in technical consulting and testing for internally developed games; an increase of approximately $100,000 for hosting dues attributable to increased server traffic and an increase of $61,000 for software accreditations.  These increases were partially offset by decreases of approximately $158,000 in direct advertising content costs and contest prizes, and $59,000 in technical and product development consulting from the quarter ended June 30, 2010.

Game Expenses: Game expenses increased to $262,469 or 100% for the six months ended June 30, 2011 and relate to the direct expenses for operations of the Company’s first game internally developed by XtFt and launched in April   The increase is attributable to approximately $56,000 of advertising and administration fees, $55,000 of hosting fee for the game internet access, $44,000 of payment service fees, $17,000 of foreign taxes, and $89,000 of direct advertisement for the launch of our first game on Facebook and marketing expenses for the six month ended June 30, 2011.  No game expenses were incurred for the same period in 2010

General and Administrative: General and administrative expenses decreased $517,474, or 16%, to $2,794,759 for the six months ended June 30, 2011 from $3,312,233 for the same period in 2010.  The significant changes consisted of:

•	a decrease in stock based compensation of $1,428,013 due the full vesting of general and administrative employee stock options during 2010; is partially offset by:

•	an increase in brokerage commissions of $300,000 incurred in the XtFt acquisition;

•	an increase in legal and accounting expenses of approximately $171,000 due to costs incurred in the XtFt acquisition, in the proposed myYearbook acquisition, and other contract negotiations;

•	an increase in dues and subscriptions of approximately $112,000 attributable to NYSE AMEX reporting fees;

•	an increase in travel expenses of approximately $104,000;

•	a net increase in salary and related payroll expenses of approximately $72,000 attributable to increased administrative headcount in the US and to additions from the new subsidiary XtFt;

•	and an increase in recruiting expenses of approximately $55,000 attributable to the hiring of three new US employees.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $1,286,258 to $1,837,844 for the six months ended June 30, 2011 from $3,124,102 in 2010.  The Stock based compensation expense represented 24% and 55% of operating expenses for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, we had approximately $6,100,000 of unrecognized stock based compensation expense, most of which we expect to recognize over the next three years.

	For the six months ended June 30,
	2011	2010
Sales and marketing	$270,685	$152,357
Product and content development	403,005	379,578
General and administrative	1,164,154	2,592,167
Total Stock Based Compensation	$1,837,844	$3,124,102

Stock Based Compensation expense is composed of the following for the six months ended June 30:

	2011	2010
Vesting of stock options	$1,658,941	$2,949,955
Vesting of warrants	178,903	-
Re-pricing of warrants	-	147,813
Issuance of common stock for professional services	-	26,334
Total Stock Based Compensation	$1,837,844	$3,124,102

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense increased $162,357, or 84%, to $355,200 for the six months ended June 30, 2011 from $192,843 in 2010.  This increase is attributable to amortization of contracts and depreciation of assets from the XtFt acquisition, partially offset by a decrease in depreciation due the completed depreciation on older assets.

Other Income (Expense): Other expense decreased $33,141 to $266,002 for the six months ended June 30, 2011 from $299,143 in 2010.  The decrease is primarily attributable to an increase of approximately $34,000 in interest income earned on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(3,148,576)	$(654,753)
Net cash used in investing activities	$(678,384)	$(140,011)
Net cash provided by financing activities	$1,470,740	$283,000

Net cash used in operations was $3,148,576 for the six months ended June 30, 2011 compared to $654,753 for 2010.  For the six months ended June 30, 2011, net cash used by operations consisted primarily of a net loss of $3,740,587, offset by non-cash expenses of $1,658,941 related to stock based compensation for the vesting of stock options, $355,200 in depreciation and amortization, and $178,903 for vesting of warrants, and $144,504 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,714,120 and other current assets and other assets of $141,113 offset by increases in accounts payable and accrued expenses of $51,501 and deferred revenue of $73,129.  For the six months ended June, 2010, net cash used by operations consisted primarily of a net loss of $4,547,164, offset by non-cash expenses of $2,949,956 related to stock based compensation for the vesting of stock options, $192,843 in depreciation and amortization, $144,504 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in operating activities and included an increases in accounts payable and accrued expenses of $112,811, and deferred revenue of $297,679, a decrease in other current assets and other assets of $90,314 offset by an increase in accounts receivable of $50,346.

Net cash used in investing activities in the six months ended June 30, 2011 of $678,384 was primarily attributable to capital expenditures of $163,969 primarily for computer equipment to increase capacity, improve performance and provide redundant backup servers for content, $40,000 loan disbursement to Hollywood Creations, see Note 3 of the condensed consolidated financial statements, and the $500,000 loan related to the acquisition of XtFt offset by $25,585 payments made on the BRC note receivable. Our capital expenditures were $140,011 for the six months ended June 30, 2010.

There was $1,470,741 provided by financing activities for the six months ended June 30, 2011, attributable to proceeds from the exercise of stock options and warrants.  There was $283,000 provided by financing activities for the six months ended June 30, 2010, attributable to proceeds from the exercise of stock options.

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$11,192,510	$13,546,572
Total assets	$20,646,088	$16,452,789
Percentage of total assets	54%	82%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

Quepasa had positive working capital of $13,724,488 and $14,618,305 at June 30, 2011 and December 31, 2010, respectively, consisting primarily of cash.

Non-GAAP – Financial Measures

Bookings

Bookings is a non-GAAP financial measure that we define as the total amount of revenue from the sale of virtual goods in our online games that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We record the sale of durable virtual goods as deferred revenue and then recognize revenue over the estimated average life of the purchased virtual goods or as virtual goods are consumed.  Bookings are calculated as revenue recognized in the period plus the change in deferred revenue during the period.  For additional discussion of the estimated average life of virtual goods, see Note 1 to our condensed consolidated financial statements Revenue Recognition Games.

Our management uses bookings to evaluate the results of our operations, generate future operating plans and assess the performances of our social games business.  We believe that both management and shareholders benefit from referring to non-GAAP financial measures such as booking in planning, forecasting and analyzing future periods.  While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not a measure meant as a substitute for revenue recognized in accordance with GAAP.  In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.  The following table presents a reconciliation of bookings, our non-GAAP financial measure to revenue, a GAAP financial measure, for the six months ended June 30, 2011.

Games Revenue	$238,039
Change in deferred revenue	73,129
Bookings	$311,168

Net Cash Earn (Burn)

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

	For the six months ended June 30,
	2011	2010

LOSS FROM OPERATIONS	(3,529,733)	(4,248,021)

NON CASH OPERATING EXPENSES
Stock based compensation expense	1,837,844	3,124,102
Depreciation and amortization	355,200	192,843
TOTAL NON CASH OPERATING EXPENSES	2,193,044	3,316,945

NET CASH EARN (BURN)	(1,336,689)	(931,076)
NET MONTHLY CASH EARN (BURN) RATE	(222,782)	(155,179)

While we previously expected to have no net cash burn in 2011, the net cash burn occurred solely related to the XtFt acquisition and the ongoing game development costs.  We have budgeted capital expenditures of $250,000 for the remainder of 2011, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant back up for content.

As of the date of the filing of this report, we have approximately $11.2 million in cash and $3.1 million in accounts receivable.  Management believes that we have sufficient working capital to operate beyond the next 12 months. As described in Note 12, Subsequent Events, we cannot close the myYearbook Merger unless we raise at least $10 million.

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements with the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

●	The growth of our business,
●	belief regarding our working capital being sufficient to operate our business beyond 12 months,
●	capital expenditures, and
●	our liquidity.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Important factors that could cause actual results to differ from those in the forward-looking statements include continued consumer acceptance of our social games, whether initial game revenue will grow, and catastrophic failure to our servers requiring material unanticipated capital expenditures. Further information on our risk factors is contained in our filings with the SEC, including the Form S-4 filed on August 11, 2011 and our Form 10-K for the year ended December 31, 2010.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

On August 3, 2011, a class action complaint was filed by Michelle Kaffko (the "Plaintiff") against the Company in the United States District Court of Nevada.  The complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on the behalf of the members of the class, $500 for each alleged violation.  The Company did not send the unauthorized texts and intends to vigorously defend against this baseless lawsuit.

Item 1A. Risk Factors

Not applicable

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

Quepasa Corporation

August 15, 2011	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

August 15, 2011	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection	10-Q	8/9/10	3.2
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.2
3.5	Amendment to Amended and Restated Bylaws	8-K	5/14/10	3.1
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Michael Matte, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.