Form 10-Q
period 2011-09-30
QUEPASA CORP
filed 2011-11-14
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Class	Outstanding at November 14, 2011
Common Stock, $0.001 par value per share	33,668,224 shares

QUEPASA CORPORATION AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements	4
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months ended September 30, 2011 and 2010 (Unaudited)
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine months ended September 30, 2011 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	33
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 (Removed and Reserved)	33
Item 5 Other Information	33
Item 6 Exhibits	33
SIGNATURES
INDEX TO EXHIBITS	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,448,947	$13,546,572
Accounts receivable, net of allowance of $11,800 and $16,000, at September 30, 2011 and December 31, 2010, respectively	3,197,202	1,361,024
Notes receivable - current portion, including $15,455 and $3,633 of accrued interest, at September 30, 2011 and December 31, 2010, respectively	469,199	314,221
Restricted cash	275,000	275,000
Other current assets	193,010	113,841
Total current assets	18,583,358	15,610,658

Goodwill	3,887,974	-
Property and equipment, net	621,829	645,728
Notes receivable - long-term portion	-	156,079
Other assets, net of accumulated amortization of $173,437 and $0, at September 30, 2011 and December 31, 2010, respectively	157,149	40,324
Total assets	$23,250,310	$16,452,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, includes $216,480 and $0 due to Techfront at September 30, 2011 and December 31, 2010, respectively	$619,860	$286,990
Accrued expenses	881,098	414,249
Deferred revenue	185,768	-
Accrued dividends	219,455	278,750
Unearned grant income	9,838	12,364
Total current liabilities	1,916,019	992,353

Notes payable and accrued interest, net of unamortized discount of $1,428,847 and $1,643,241, at September 30, 2011 and December 31, 2010, respectively	6,721,087	6,272,545
Total liabilities	8,637,106	7,264,898

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS’ EQUITY :
Preferred stock, $.001 par value; 5,000,000 shares authorized; 1,000,000 and 25,000 shares of Series A convertible preferred stock issued and outstanding at September 30, 2011 and December 31, 2010.	1,000	25

Common stock, $.001 par value; authorized - 50,000,000 shares; 16,670,781, shares issued and outstanding at September 30, 2011 and 15,287,280 shares issued and outstanding at December 31, 2010	16,672	15,287
Additional paid-in capital	188,444,951	175,276,319
Accumulated deficit	(173,446,141)	(166,096,889)
Accumulated other comprehensive income	(403,278)	(6,851)
Total stockholders’ equity	14,613,204	9,187,891
Total liabilities and stockholders’ equity	$23,250,310	$16,452,789

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$1,469,100	$2,721,760	$5,554,310	$4,199,846
OPERATING EXPENSES:
Sales and marketing	302,401	221,311	877,498	602,205
Product development and content	1,744,062	977,788	5,398,556	2,832,005
Games expenses	676,978	-	969,197	-
General and administrative	1,983,028	1,628,488	4,720,962	4,926,641
Depreciation and amortization	139,637	62,310	494,837	255,153
TOTAL OPERATING EXPENSES	4,846,106	2,889,897	12,461,050	8,616,004
LOSS FROM OPERATIONS	(3,377,006)	(168,137)	(6,906,740)	(4,416,158)
OTHER INCOME (EXPENSE):
Interest income	15,426	940	49,460	1,342
Interest expense	(151,780)	(151,500)	(452,985)	(452,104)
Other income	548	524	1,718	1,583
TOTAL OTHER INCOME (EXPENSE)	(135,806)	(150,036)	(401,807)	(449,179)
LOSS BEFORE INCOME TAXES	(3,512,812)	(318,173)	(7,308,547)	(4,865,337)
Income taxes	-	-	-	-
NET LOSS	$(3,512,812)	$(318,173)	$(7,308,547)	$(4,865,337)
Preferred stock dividends	-	(27,875)	(40,705)	(83,625)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(3,512,812)	$(346,048)	$(7,349,252)	$(4,948,962)

NET LOSS PER COMMON SHARE ALLOCABLE TO
COMMON SHAREHOLDERS
BASIC AND DILUTED	$(0.21)	$(0.03)	$(0.45)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
BASIC AND DILUTED	16,665,781	12,963,227	16,248,978	12,951,513

NET LOSS	$(3,512,812)	$(318,173)	$(7,308,547)	$(4,865,337)
Foreign currency translation adjustment	(427,901)	(924)	(396,427)	(513)
COMPREHENSIVE LOSS	$(3,940,713)	$(319,097)	$(7,704,974)	$(4,865,850)

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Nine months ended September 30, 2011
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options for compensation					2,699,598			2,699,598
Vesting of warrants					178,903			178,903
Exercise of stock options			532,851	534	840,206			840,740
Exercise of warrants			165,000	165	742,335			742,500
Issuance of common stock for acquisition			348,723	349	2,730,152			2,730,501
Contingent issuance of common stock for acquisition					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Issuance of preferred stock	1,000,000	1,000			4,999,000			5,000,000
Foreign currency translation adjustment							(396,427)	(396,427)
Preferred stock dividends						(40,705)		(40,705)
Net loss						(7,308,547)		(7,308,547)
Balance—September 30, 2011	1,000,000	$1,000	16,670,781	$16,672	$188,444,951	$(173,446,141)	$(403,278)	$14,613,204

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,308,547)	$(4,865,337)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494,837	255,153
Repricing of warrants	-	147,813
Vesting of stock options for compensation	2,699,598	4,503,711
Vesting of warrants	178,903	26,835
Issuance of common stock for professional services	-	26,334
Grant income	(1,678)	(1,005)
Bad debt expense (recovery)	(4,200)	(29,636)
Amortization of discounts on notes payable and debt issuance costs	217,954	217,954
Changes in operating assets and liabilities:
Accounts receivable	(1,831,978)	(1,479,386)
Accrued interest on notes receivable	(11,822)	(356)
Other current assets and other assets	(199,713)	(26,221)
Accounts payable and accrued expenses	665,264	215,279
Deferred revenue	185,768	-
Net cash used in operating activities	(4,915,614)	(1,008,862)
Cash flows from investing activities:
Acquisition of XTFT Games S/S LTDA	(500,000)	-
Purchase of property and equipment	(166,940)	(145,501)
Loan payments received from BRC	52,923	-
Loan disbursement to Hollywood Creations	(40,000)	(216,667)
Net cash used in investing activities	(654,017)	(362,168)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,583,240	871,130
Proceeds from issuance of preferred stock	5,000,000	-
Dividend payment	(100,000)	-
Net cash provided by financing activities	6,483,240	871,130
Effect of foreign currency exchange rate on cash	(11,234)	(513)
Net increase (decrease) in cash and cash equivalents	902,375	(500,413)
Cash and cash equivalents at beginning of period	13,546,572	1,028,267
Cash and cash equivalents at end of period	$14,448,947	$527,854

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$40,705	$83,625

See notes to unaudited condensed consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, including normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim periods. The results reported in these condensed consolidated financial statements for the interim periods should not be taken as indicative of results that may be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), and Quepasa Games S/S Ltda (from March 2, 2011).  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  $373,687 and $133,322, respectively, for hosting, software licenses, and production office rent were reclassified from general and administrative expense to product development and content expense for the nine months and the three months ended September 30, 2010.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at September 30, 2011 approximated $14.1 million.

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

Goodwill

Goodwill represents the excess of the Company’s purchase price of Quepasa Games (formerly known as XtFt Games S/S Ltda), the fair value of identifiable assets acquired and liabilities assumed. Goodwill is not amortized.  Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), including potentially a discounted cash flows method to determine the fair value of one reporting unit and a comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  During the three and nine months ended September 30, 2011, the Company did not record any impairment charges related to goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Other Assets

Other assets primarily consist of customer contracts, debt issue costs and deposits.  Customer contracts recorded at fair value from the acquisition of Quepasa Games are amortized using straight-line method over the life of the individual contracts.  Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

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

Fair Value Measurements

We adopted accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

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

Net Loss per Share

The Company computes and presents earnings or losses per share in accordance with FASB ASC Topic 260, Earnings per share.  Basic earnings or losses per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

As the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive. The following table summarizes the number of potentially dilutive securities outstanding as of September 30, 2011 which may dilute future earnings per share:

Stock options	7,899,958
Warrants	4,200,000
Series A convertible preferred stock	1,479,949
Totals	13,579,907

Significant Customers and Concentration of Credit Risk

During the nine months ending September 30, 2011 and 2010, one customer comprised 77% and 91% of total revenues, respectively, see Note 11.  One customer comprised 87% and 90% of total accounts receivable as of September 30, 2011 and December 31, 2010, respectively, see Note 11.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

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

During the year ended December 31, 2010, we signed two contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc., which qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM Technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The revenue from these contracts is being allocated between DSM and Website Development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and click through rate that other advertising would require to generate similar engagements, since the DSM technology is a relatively new concept we developed. The selling price for Website Development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources.

During the nine months ended September 30, 2011 and 2010, we performed transactions with several partners that qualify as Principal Agent Considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for Display Advertising and with other partners for Royalties on product sales.

During the three months ended September 30, 2011 and 2010, our revenue was generated from five principal sources: revenue earned from the sale of DSM campaigns, website development services, display advertising on our website, royalty, and games revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 76% and 71% of our revenue came from DSM campaigns both during the nine months ended September 30, 2011 and 2010, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 2% and 24% of our revenue came from website development during the nine months ended September 30, 2011 and 2010, respectively.

Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a banner placement within our quepasa.com website.  We recognize revenue related to display advertisements upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 8% and 3% of our revenue came from display advertising during the nine months ended September 30, 2011 and 2010, respectively.

Royalty Revenue: Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Less than 1% of our revenue came from royalties during the nine months ended September 30, 2011 and 2010.

Game Revenue: Game revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. For the purpose of determining when the service has been provided to the player, we determine an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.  The virtual goods are categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods is recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, are recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, the Company considers the average playing period that the paying players typically play the game, currently to be 18 months. If we do not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for the specific game, we recognize revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the average playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the payment services, pay aggregator fees and advertising services, and taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as agent in these transactions. Approximately 14% of our revenue came from games during the nine months ended September 30, 2011.   No significant game revenue was generated during the nine months ended September 30, 2010.

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

We acquired all of the outstanding equity interests of XtFt.  The shares issued to XtFt’s owners were calculated contractually based on $3,700,000 of our common stock (348,723 shares) at $10.61 per share which was based on the average closing price per share for the 10 trading days prior to the date of closing the Agreement. The acquisition date value of the shares issued of $2,730,501 was calculated using the fair market value of the 348,723 shares, at $7.83, the quoted trading price per share at the acquisition date.  We paid a $300,000 brokerage fee and approximately $81,000 of legal and other costs directly attributable to the acquisition which were expensed as incurred and included in general and administrative expenses for the nine months ended September 30, 2011.  XtFt may receive a potential earnout fee of 250,000 shares of our common stock based on XtFt achieving specific performance milestones.  An additional cost of acquisition of $978,750 for the contingent earn out provision was calculated using the fair market value of the probable shares to be granted based on the terms of the Agreement at a price per share valued at the date of acquisition.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

The amounts of Quepasa Games’ revenue and net loss included in the unaudited Company’s consolidated statement of operations for the nine months ended September 30, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity that give effect to the acquisition had it occurred January 1, 2010 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

Quepasa Games actual for the nine months ended September 30, 2011	$-	$(1,142,825)

Supplemental consolidated pro forma information for the year ended December 31, 2010	$7,280,412	$(7,907,515)

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

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

On February 11, 2011, the agreement with Hollywood was amended by permitting the Company to make a $40,000 advance toward the second installment of $216,667.  On March 4, 2011, we lent the additional $40,000 and Hollywood issued us a Note due on September 20, 2011.  As of September 30, 2011 the note and related accrued interest were due and payable.

Notes receivable consist of the following at September 30, 2011:

	BRC	Hollywood Creations	Total
Notes Receivable	$197,077	$256,667	$453,744
Accrued Interest	718	14,737	15,455
Notes Receivable, including accrued interest	$197,795	$271,404	$469,199

Notes Receivable, current portion	$197,795	$271,404	$469,199
Notes Receivable, long-term portion	-	-	-
Total Notes Receivable	$197,795	$271,404	$469,199

Note 4—Restricted Cash

In 2010, we launched a DSM contest with significant cash prizes.  Under state laws, we are required to hold funds equal to the total prize amount in separate trust accounts that require written notice from the state to be released.  The required notice is obtained by providing the details of the prize payments to each state at the conclusion of the contest.  The final prize drawing for this contest was completed by September 30, 2011.  The balance of restricted cash was $275,000 at September 30, 2011.

Note 5—Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010

Computer equipment	$2,569,658	$2,338,831
Vehicles	16,720	18,248
Office furniture and equipment	156,261	133,217
Other equipment	8,742	9,540
	2,751,381	2,499,836
Less accumulated depreciation	(2,129,552)	(1,854,108)
Property and equipment—net	$621,829	$645,728

Depreciation expense was $298,226 and $255,153 for the nine months ended September 30, 2011 and 2010, respectively.

Note 6—Notes Payable and Accrued Interest

On January 25, 2008, the Company and MATT Inc. entered into a Note Purchase Agreement (the “MATT Agreement”).  Pursuant to the terms of the MATT Agreement: (i)  MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share; and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminates MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $14,215 included on the balance sheet in Other Assets at September 30, 2011.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

On January 25, 2008, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into a Note Purchase Agreement (the “RSI Agreement”).  Pursuant to the terms of the RSI Agreement: (i)  RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share; and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share.  Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and will be amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $8,725 included on the balance sheet in Other Assets at September 30, 2011.

Notes payable consist of the following at September 30, 2011:

	MATT	RSI	Total
Notes Payable, face amount	$5,000,000	$2,000,000	$7,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(263,690)	(1,605,382)
Termination of Jet Rights	(878,942)	-	(878,942)
Accumulated Amortization	936,469	119,006	1,055,475
Total Discounts	(1,284,165)	(144,684)	(1,428,849)
Accrued Interest	821,383	328,553	1,149,936
Notes Payable, net	$4,537,218	$2,183,869	$6,721,087

Note 7—Commitments and Contingencies

Operating Leases

The Company leases building space for its operating offices in the United States, Mexico, and Brazil.  Minimum future commitments under non-cancelable operating lease having a remaining term in excess of one year as of September 30, 2011 are as follows:

Remainder of 2011	$48,219
2012	128,242
2013	39,225
2014	-
2015	-
Thereafter	-
$215,686

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments. The Company received a subpoena from the New York Attorney General seeking records relating to our operations including specific information regarding our e-mail marketing practices. We intend to co-operate and have supplied those documents we believe are directly relevant to the inquiry, although our attorneys have advised us that the New York Attorney General’s inquiry is pre-empted by federal law in the absence of any deceptive acts. Our attorneys have further advised us that they do not believe our e-mail marketing involves any deceptive practices. However, we cannot make assurances that the New York Attorney General will agree or that other regulators may not challenge aspects of our business. In such event, defending this or any other action would cause us to incur substantial expenses and divert our management's attention. If we are unsuccessful, we may have to change our e-mail marketing practices which could impair our ability to obtain new users. Any change in our email marketing or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

On September 8, 2011, the Company received an EEOC complaint alleging gender discrimination from a former non-executive employee who resigned voluntarily.  The Company has filed a written response denying the allegations and the matter is currently scheduled for mediation.

On August 3, 2011, a class action lawsuit was filed by Michelle Kaffko (“the Plaintiff’) against the Company in the United States District Court of Nevada. The complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone number.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation.  The Company did not send the unauthorized text.  The Plaintiff’s claim is barred by the state of Nevada’s two-year statute of limitations.  The Company has filed a motion to dismiss and for summary judgment. The Company has filed a motion to transfer the case from the Nevada District Court to the Southern District of Florida.
The Court has granted the motion to transfer the case to Florida. The Company intended to vigorously defend against this baseless lawsuit.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 8—Series A Preferred Stock

On June 30, 2008, the Company entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the termination, the Company issued the Organization 25,000 shares of Preferred Stock, par value $0.001, with a liquidation preference of $2,500,000.  The Preferred Stock was convertible into the number of shares of common stock which result from dividing the stated value of $100 per share by the fair market value of a share of common stock at the conversion date. Dividends on the Preferred Stock accrue from the date of issuance at the rate per annum of 4.46% on the stated value and are cumulative. The Dividends are payable in a lump sum at liquidation or conversion at the request of the Organization.  Accrued dividends were $219,455 and $278,750 at September 30, 2011 and December 31, 2010, respectively.  On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion.  On August 22, 2011, a $100,000 partial dividend payment was made to the Organization.

On September 20, 2011, the Company increased the designated shares to 1,500,000 and amended the conversion preference of the Series A preferred stock.  The Company sold 1,000,000 shares of Series A convertible preferred stock for $5,000,000 to Harvest Small Cap Partners Master, LTD and Harvest Small Cap Partners, LP, (the “Selling Shareholders’).  The preferred shares are convertible, at the option of the Selling Shareholders, into shares of Quepasa common stock at a conversion price  per share based on the following: the lower of (i) $3.5785 or (ii), if the Merger of Quepasa and myYearbook closes, the lower of (A) 85% of the closing price of Quepasa’s common stock on the closing date of the Merger or (B) 85% of the volume weighted average price during the 20 trading days ending with the date of the closing of the Merger.

Note 9—Stock-Based Compensation

 The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions.  Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized over the requisite service period based on the vesting terms of the award.  During 2011 and 2010, the Company continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Share-based compensation expense for the three and nine months ended September 30, 2011 and 2010 includes incremental share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Sales and marketing	$197,471	$96,102	$468,156	$248,459
Product development and content	217,212	246,639	620,217	626,217
General and administrative	625,974	1,237,849	1,790,128	3,830,017
Total stock-based compensation	$1,040,657	$1,580,590	$2,878,501	$4,704,693

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.   In June 2011, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock, and total issuances to approximately 11,400,000 shares of common stock.  As of September 30, 2011, there were 2,156,589 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Incentive Plan during the nine months ended September 30, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010 (1)	7,236,111	$1.63
Granted (2)	981,000	$7.33
Exercised (3)	(532,851)	$1.58
Forfeited or expired (4)	(227,340)	$3.68
Outstanding at September 30, 2011 (5)	7,456,920	$2.32	7.1	$13,162,115
Exercisable at September 30, 2011 (6)	5,706,993	$1.46	6.6	$12,244,259

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

(1)	Includes 272,198 outstanding options to purchase common stock at a weighted average exercise price of $2.62 per share being held by consultants.
(2)	Includes no outstanding options to purchase common stock being held by consultants.
(3)	Includes 125,834 outstanding options to purchase common stock at a weighted average exercise price of $1.23 per share being held by consultants.
(4)	Includes 7,500 expired and forfeited options to purchase common stock at a weighted average exercise price of $8.25 per share being held by consultants.
(5)	Includes 138,864 outstanding options to purchase common stock at a weighted average exercise price of $3.58 per share being held by consultants.
(6)	Includes 93,146 outstanding options to purchase common stock at a weighted average exercise price of $3.00 per share being held by consultants.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $7.35 and $3.02, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $4,430,200 and $755,894, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2011	2010
Risk-free interest rate:	2.18%	1.87%
Expected term:	5.9	5.8 Years
Expected dividend yield:	-	-
Expected volatility:	80%	89%

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.

A summary of Non-Plan option activity during the nine months ended September 30, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2011	443,038	$1.34	8.1	$930,380
Exercisable at September 30, 2011	443,038	$1.34	8.1	$930,380

There were no non-plan options granted during the three months ended September 30, 2011 or 2010.  The total intrinsic value of non-plan options exercised during the three months ended September 30, 2011 and 2010 was $0 and $17,200, respectively.

On July 8, 2009, the Board of Directors authorized an option exchange of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees.  Some of the exchanged options were granted to our named executive officers including: 2,268,466 to John Abbott, Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the Chief Technology Officer.  The financial impact of this transaction was an increase of $1,052,010 in stock based compensation to be amortized over the remaining life of the options and was recognized through year ended December 31, 2010.  The option exchange was subject to meeting performance standards set by our Chief Executive Officer, which have now been met.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

We recognized stock-based compensation expense for the vesting of options of $2,699,598 and $4,545,065 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $4,799,654 in total unrecognized compensation cost, which is expected to be recognized over a period of three years.

Note 10—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to its Chief Executive Officer. These warrants were still outstanding on September 30, 2011 and expire in March 2016.

During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 6. The Series 2 and Series 3 warrants were still outstanding at September 30, 2011 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at September 30, 2011 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, see Note 6 above. These warrants expire in October 2016 and were still outstanding as of September 30, 2011. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the nine months ended September 30, 2011 warrants to purchase 165,000 shares were exercised.  No warrants to purchase shares were outstanding and exercisable on September 30, 2011.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

The fair value of these warrants of $178,903 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the nine months ended September 30, 2011 is as follows:

Outstanding at December 31, 2010	4,465,000
Granted	—
Exercised	(165,000)
Expired	(100,000)
Outstanding at September 30, 2011	4,200,000
Exercisable at September 30, 2011	4,200,000

We recognized stock-based compensation expense for consulting services for the vesting of warrants of $178,903 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011 and 2010, we earned approximately $4,130,000 and $2,200,000 of DSM revenue, respectively and $120,000 and $1,000,000, respectively, of Website Development revenue from AHMSA. During the nine months ended September 30, 2010, we earned $800,000 of DSM revenue from MATT Inc. on behalf of the Municipality of Ixtapa in Mexico without commission or fees.  Accounts receivable of approximately $2.8 and $1.2 million were from AHMSA at September 30, 2011 and December 31, 2010, respectively.

In connection with our December 21, 2010 private placement, MATT Inc. purchased 333,333 shares and Malcolm Jozoff, an outside director, purchased 6,666 shares of our common stock on the same terms and conditions as other investors.

Mr. Lars Batista, a director of the Company, was a large shareholder of XtFt and received 132,516 shares of our common stock as part of the acquisition, Note 2.  Additionally, a corporation controlled by Mr. Batista’s brother received a $300,000 brokerage fee in connection with this acquisition.

Note 12—Subsequent Events

On October 10, 2011 The Company amended the Stock Purchase Agreement between the Company and XTFT Games s/S LTDA now known as Quepasa Games SS LTDA, so that the minimum revenue performance level for the target date of December 31, 2012 shall be $10 million and the minimum revenue performance level for the target date of December 31, 2013 will be $27 million.

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & American Trading Together, Inc. (“MATT”) for $5,000,000.  MATT is a current shareholder of the Company.  The Series A-1 shares are convertible, at MATT’s option, into a total of 1,479,948 shares of Quepasa’s common stock, at a purchase price per share of common stock of approximately $3.38. On November 10, 2011, Quepasa entered into Securities Purchase Agreements (“the Agreements”) with three institutional investors and agreed to sell a total of 436,134 shares of common stock to these investors for cash proceeds of $1,557,000. The Agreements closed on the same day.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2011
(Unaudited)

On November 10, 2011, in connection with the closing of the myYearbook merger Dr. Jill Syverson-Stork and Mr. Lionel Sosa executed termination agreements and resigned as directors of the company.  As consideration for the entering into the agreements, all unvested stock options held by Dr. Syverson-Stork and Mr. Sosa vested immediately, each had 4,625 of unvested options that vested immediately. All vested stock options will remain exercisable on after the date of resignation for a period of 12 months, provided that in no event any option will be exercisable beyond its original term.

On November 9, 2011, our Board of directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On November 9, 2011, our shareholders approved an increase in the Company’s authorized common Stock from 50 million to 100 million shares, the Company’s reincorporation in Delaware, and Company’s name changed to Quepasa International Corporation.

On November 10, 2011 the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc., doing business as myYearbook.com (“myYearbook”), closed a merger under which  myYearbook merged with and into Merger Sub (the “Merger”).  As Merger consideration, the security holders of myYearbook received $18 million in cash and 17 million shares of Quepasa common stock (not including cash for fractional shares). The Merger was approved by the stockholders and the boards of directors of the parties.  Following the Merger, Merger Sub changed its name to Insider Guides, Inc.

The purchase price was allocated first to record identifiable assets and liabilities at fair value and the remainder to goodwill as follows:

Cash and cash equivalents	$8,530,190
Accounts receivable	6,740,930
Property and equipment	3,890,671
Intangible assets	9,750,659
Other assets	1,049,980
Total assets acquired	29,962,430
Accounts payable and accrued liabilities	(2,424,040)
Notes payable	(5,397,653)
Total liabilities assumed	(7,821,693)
Goodwill	67,939,263
Total purchase price	$90,080,000

The valuation of the myYearbook assets and liabilities disclosed above is subject to the completion of a valuation study and procedures.  The fair market value of the myYearbook assets and liabilities at the date of acquisition could differ substantially, impacting the purchase price allocation.

The amounts of unaudited myYearbook’s revenue and net loss for the nine months ended September 30, 2011, and the unaudited supplemental pro forma revenue and net loss of the combined entity that give effect to the acquisition had it occurred January 1, 2011 and 2010, respectively, are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

MyYearbook unaudited actual for the nine months ended September 30, 2011	$21,388,599	$(119,803)

Supplemental consolidated pro forma information for the nine months ended September 30, 2011	$26,942,910	$(9,428,349)
Supplemental consolidated pro forma information for the year ended December 31, 2010	$30,944,817	$(7,391,384)

On November 14, 2011, Series A Convertible Preferred Stock were converted to common stock into a total of 1,479,949 shares of Quepasa's common stock, at a purchase price per share of common stock of approximately $3.38.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, which are included in Item 1 of this Form 10-Q.

Company Overview

Quepasa Corporation (NYSE Amex: QPSA) owns and operates myYearbook and Quepasa.com.  myYeabook operates myYearbook.com, a leading social discovery site focusing on meeting new people in the United States.  myYearbook's mission is to provide its users a platform that makes meeting new people fun and easy - whether online of via mobile phone.  myYearbook combines innovative social and mobile games, a location-based news feed, video chat, and a robust virtual currency called "Lunch Money" to facilitate introductions and break the ice among its users.  Quepasa.com is the only known publicly-traded social network and gaming platform for the Latino community.  Quepasa.com attracts Latin audiences worldwide by taking the best of the social web and delivering it in the form of a fun, interactive and distinctly Latin online experience.

We acquired myYearbook on November 10, 2011.  Thus, this Form 10-Q for the three and nine months ended September 30, 2011 does not contain full financial statements for these periods for myYearbook.  See Part II, Item 5 which contains condensed financial information for myYearbook.  See also our Report on Form 8-K filed on November 14, 2011 which contains complete financial statements for myYearbook.

As a result of the myYearbook merger, our future results of operations will be materially different.  Similarly, our business focus is materially different with myYearbook's strong United States operations.

•	Quepasa recorded 579 million page views in the third quarter of 2011, an increase of 29% over the 450 million recorded in the same period of 2010.
•
Quepasa announced the signing of a global publishing contract with long-time partner Viximo to manage the localization, marketing and publishing of Wonderful City across Viximo’s 15 social networking platforms, serving 150 million monthly unique visitors.

Results of Operations

Revenue Sources

During the nine months ended September 30, 2011, our revenue was generated from five principal sources: revenue earned from the sale of DSM campaigns, website development services, games, display advertising on our website, and royalty revenue.

●
DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 76% and 71% of our revenue came from DSM campaigns in the nine months ended September 30, 2011 and 2010, respectively.

●
Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 2% and 24% of our revenue came from website development in the nine months ended September 30, 2011 and 2010, respectively.

●
Game Revenue: Game revenue for internally developed games is recognized on a gross basis for consumable goods at the time of sale and for durable goods ratably over the estimated average playing period.  Any adjustments arising from changes in the estimates playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Game revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party.  Approximately 14% and 0% of our revenue came from games in the nine months ended September 30, 2011 and 2010, respectively.

●
Display Advertising Revenue: Display advertising revenue is generated when an advertiser purchases a placement within our quepasa.com website.  We recognize revenue related to display advertising upon delivery.  Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 8% and 3% of our revenue came from display advertising in the nine months ended September 30, 2011 and 2010, respectively.

●
Royalty Revenue: We recognize royalty revenues on a net basis, as reported to us by third parties.  Approximately 1% of our revenue came from royalties in the nine months ended September 30, 2011 and 2010, respectively.

Operating Expenses

Our principal operating expenses are divided into the following categories:

●
Sales and Marketing Expenses: Sales and marketing expenses consist primarily of salaries and expenses of marketing and sales personnel, and other marketing-related expenses including our mass media-based branding and advertising.

●
Product Development and Content Expenses: Product development and content expenses consist of personnel costs associated with the development, testing and upgrading of our website, systems and games, content fees, and purchases of specific technology, particularly software and hardware related to our infrastructure upgrade.

●
Games Expenses: Games expenses consist of promotional fees, payment processing service charges, hosting and reporting fees for game internet access, foreign taxes, and direct expense for advertising games on other social networks.

●
General and Administrative Expenses: General and administrative expenses consist primarily of costs related to corporate personnel, occupancy costs, general operating costs, corporate professional fees, such as legal and accounting fees, and non-recurring acquisition costs.

●	Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which consist primarily of depreciation related to our property and equipment.

●
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income.  We have invested our cash in fully liquid interest-bearing accounts or instruments. Interest expense relates to our Notes Payable.  Earned grant income represents the amortized portion of a cash grant received in 2006 from the Mexican government for approved capital expenditures.  The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the three months ended September 30, 2011 with the three months ended September 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended September 30,
	2011	2010	Change ($)	Change (%)

REVENUES	$1,469,100	$2,721,760	$(1,252,660)	-46%

OPERATING EXPENSES
Sales and marketing	302,401	221,311	81,090	37%
Product development and content	1,744,062	977,788	766,274	78%
Game expenses	676,978	-	676,978
General and administrative	1,983,028	1,628,488	354,540	22%
Depreciation and amortization	139,637	62,310	77,327	124%
Operating Expenses	4,846,106	2,889,897	1,956,209	68%

LOSS FROM OPERATIONS	(3,377,006)	(168,137)	(3,208,869)	-1908%

OTHER INCOME (EXPENSE):
Interest income	15,426	940	14,486	1541%
Interest expense	(151,780)	(151,500)	(280)	-100%
Other income	548	524	24	5%
TOTAL OTHER INCOME (EXPENSE)	(135,806)	(150,036)	14,230	9%

NET LOSS	$(3,512,812)	$(318,173)	$(3,194,639)	-1004%

Revenues

Our revenues were $1,469,100 for the three months ended September 30, 2011, a decrease of $ 1,252,660 or 46% compared to 2,721,760 for the same period in 2010.  This decrease is primarily attributable to a reduction of approximately $1,300,000 in DSM and $700,000 website development revenue offset by increases of $547,000 of games revenue, and $223,000 of display advertising.  The decrease in DSM revenue for the third quarter 2011 from the third quarter 2010, is primarily due to delays in campaign executions.  Our DSM contest platform is a tool that allows advertisers and brands to deliver their brand message through viral contest engine that is shared and spread by users across the most popular social media sites.  We believe this platform is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message. DSM revenue of approximately $700,000 and $1,994,000 and Website development revenue of $0 and $678,000 for the three months ended September 30, 2011 and 2010, respectively was received from AHMSA, which owns MATT, Inc. DSM revenue of $0 and approximately $322,000 for the three months ended September 30, 2011 and 2010, respectively was earned from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico, without commission or fees. During the third quarter 2011, the Company launched its game, Wonderful City Rio, on Facebook. As a result of hosting the game on Facebook, ORKUT and the Company’s website, games revenue increased by approximately $323,000 or 160% from the second quarter of 2011.

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

Operating Expenses

Sales and Marketing: Sales and marketing expenses increased $81,090 or 37%, to $302,401 for the three months ended September 30, 2011 from $221,311 in 2010.  The increase is primarily attributed to an increase in stock based compensation of approximately $101,000; offset by decreases of approximately $11, 000 for outside sales contact fees.

Product Development and Content: Product development and content expenses increased $766,274, or 78%, to $1,744,062 for the three months ended September 30, 2011 from $977,788 in 2010.  During the three months ended September 30, 2011, we incurred approximately $354,000 for Quepasa Games for salaries, payroll costs and technical consulting for games production and development; an increase of $234,000 advertising content and prizes fulfillment attributable for the Job of Your Dreams campaign and contest prize fulfillment, an increase in U.S. salaries and associated payroll costs of approximately $117,000 attributable to increased US head count, an increase of approximately $109,000 Internet hosting costs due to increased web-site traffic offset by an approximate $29,000 decrease in stock compensation related to employees fully vesting in option during in 2010 and $14,000 of decrease technical consulting contract fees related to a consultant contract that expired in 2010.

Game Expenses: Game expenses increased to $676,978 or 100% for the three months ended September 30, 2011 and relate to the direct expenses for operations of the Company’s first internally developed game by Quepasa Games which was launched in April 2011.  The increase is attributable to approximately $263,000 for hosting fees for game internet access, $158,000 of advertising and administration fees, $124,000 of payment service fees, $37,000 of foreign taxes, and $95,000 of direct advertisement for the launch of our game on Facebook and marketing expenses for the three months ended September 30, 2011.  No game expenses were incurred for the same period in 2010.

General and Administrative: General and administrative expenses increased $354,540, or 22%, to $1,983,028 for the three months ended September 30, 2011 from $1,628,488 for the same period in 2010.  The increase is attributable to approximately $728,000 in non-recurring professional fees and costs incurred for the myYearbook acquisition; an increase of $58,000 in dues and subscriptions, primarily attributable to NYSE AMEX reporting dues; an increase of $51,000 for Quepasa Games’ administrative salaries, office rent, local accounting services, other professional fees, office supplies, overtime meals and travel, and increase of $30,000 in travel expenses; increase of $23,000 in legal expenses; partially offset by a decrease in stock based compensation of $611,000 due the full vesting of general and administrative employee stock options during 2010.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $539,900 to $1,040,657 for the three months ended September 30, 2011 from $1,580,590 in 2010.  The Stock based compensation expense represented 21% and 55% of operating expenses for the three months ended September 30, 2011 and 2010, respectively.

	For the three months ended September 30,
	2011	2010
Sales and marketing	$197,471	$96,102
Product and content development	217,212	246,639
General and administrative	625,974	1,237,849
Total Stock Based Compensation	$1,040,657	$1,580,590

Stock Based Compensation expense is composed of the following for the three months ended September 30:
	2011	2010
Vesting of stock options	$1,040,657	$1,553,755
Vesting of warrants	-	26,835
Total Stock Based Compensation	$1,040,657	$1,580,590

Depreciation and Amortization: Depreciation and amortization expense increased $77,327 or 124%, to $139,637 for the three months ended September 30, 2011 from $62,310 in 2010.  This increase is attributable to amortization of contracts and depreciation of assets from the Quepasa Games acquisition, partially offset by a decrease in depreciation due the completed depreciation on older assets.

Other Income (Expense): Other expense decreased $14,230 to $135,806 for the three months ended September 30, 2011 from $150,036 in 2010.  The decrease is primarily attributable to an increase of approximately $14,500 in interest income earned on the Company’s cash and cash equivalents.

Comparison of the nine months ended September 30, 2011 with the nine months ended September 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the nine months ended September 30,
	2011	2010	Change ($)	Change (%)

REVENUES	$5,554,310	$4,199,846	$1,354,464	32%

OPERATING EXPENSES
Sales and marketing	877,498	602,205	275,293	46%
Product development and content	5,398,556	2,832,005	2,566,551	91%
Game expenses	969,197	-	969,197
General and administrative	4,720,962	4,926,641	(205,679)	-4%
Depreciation and amortization	494,837	255,153	239,684	94%
Operating Expenses	12,461,050	8,616,004	3,845,046	45%

LOSS FROM OPERATIONS	(6,906,740)	(4,416,158)	(2,490,582)	-56%

OTHER INCOME (EXPENSE):
Interest income	49,460	1,342	48,118	3586%
Interest expense	(452,985)	(452,104)	(881)	-100%
Other income	1,718	1,583	135	9%
TOTAL OTHER INCOME (EXPENSE)	(401,807)	(449,179)	47,372	11%

NET LOSS	$(7,308,547)	$(4,865,337)	$(2,443,210)	-50%

Revenues

Our revenues were $5,554,310 for the nine months ended September 30, 2011, an increase of $ 1,354,464 or 32% compared to $4,199,846 for the same period in 2010.  This increase is primarily attributable to increases of approximately $1,200,000 in DSM revenue, $785,000 of games revenue, and $285,000 of display advertising offset by approximately $895,000 reduction in website development revenue earned in the nine months ended September 30, 2011. Our DSM contest platform is a tool that allows advertisers and brands to deliver their brand message through a viral contest engine that is shared and spread by the users across the most popular social media sites.  We believe this platform is a highly effective ad product that allows brands to market their products to the broader Latino demographic, without requiring the advertiser to have to decide how to allocate its budget amongst numerous websites.  With Quepasa DSM, brands can target Latinos across all social media properties, leveraging the user’s use of viral widgets and sharing tools to spread the brand message.  DSM revenue of approximately $4,130,000 and $2,200,000 and website development revenue of $120,000 and $1,000,000 for the nine months ended September 30, 2011 and 2010 respectively was received from AHMSA, which owns MATT, Inc. DSM revenue of $0 and approximately $800,000 for the nine months ended September 30, 2011 and 2010 respectively was earned from MATT Inc., the Company’s largest shareholder, on behalf of the Municipality of Ixtapa in Mexico, without commission or fees.

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

As we increased traffic through the improvements outlined in the above paragraph, we began focusing on revenue generation.  This led to the DSM campaigns together with the website development revenue.  By the fall of 2010, we saw social game revenue as an important future revenue source as social gaming experienced explosive growth both on Facebook and on other competitive websites in Latin America.  As a result, we commenced a search to acquire our own social gaming company.  This culminated in our acquisition of Quepasa Games.

Operating Expenses

Sales and Marketing: Sales and marketing expenses increased $275,293 or 46%, to $877,498 for the nine months ended September 30, 2011 from $602,205 in 2010.  The increase is primarily attributed to a rise in stock based compensation of approximately $220,000 and net increase in salaries of approximately $99,000 due to the addition of a marketing staff and an intern and offset by a decrease of one salesperson and by reductions of $34,000 in outside sales expense and $13,000 in conference expense in the quarter ended September 30, 2011.

Product Development and Content: Product development and content expenses increased $2,566,551, or 91%, to $5,398,556 for the nine months ended September 30, 2011 from $2,832,005 in 2010.  During the nine months ended September 30, 2011, we had an increase in content expense for DSM campaigns of approximately $1,000,000 primarily consisting of media buys and advertising campaign contest prizes fulfillment;  approximately $997,000 for Quepasa Games for salaries, payroll costs and technical consulting for games production and development; an increase of $305,000 in U.S. salaries and associated payroll to increased US head count, an increase of approximately $160,000 for hosting dues attributable to increased server traffic and an increase of $71,000 for software accreditations.  These increases from the quarter ended September 30, 2010 were partially offset by decreases of approximately $101,000 in direct advertising content costs and contest prizes, and a $67,000 decrease in technical consulting contract fees related to a consultant contract that expired in 2010.

Game Expenses: Game expenses increased to $969,197 or 100% for the nine months ended September 30, 2011 and relate to the direct expenses for operations of the Company’s first game internally developed by Quepasa Games launched in April 2011.  The increase is attributable to approximately $347,000 for hosting and reporting fees for game internet access, $215,000 of advertising and administration fees, $169,000 of payment service fees, $54,000 of foreign taxes, and $184,000 of direct advertisement for the launch of our game on Facebook and marketing expenses for the nine months ended September 30, 2011.  No game expenses were incurred for the same period in 2010.

General and Administrative: General and administrative expenses decreased $205,679, or 4%, to $4,720,962 for the nine months ended September 30, 2011 from $4,926,641 for the same period in 2010.  The net decrease is attributable to an approximate reduction of $2,040,000 in stock based compensation due to the full vesting of general and administrative employee stock options during 2010. The decrease is partially offset by increases of approximately $788,000 and $381,000, respectively, of non-recurring professional fees, brokerage commission and costs incurred for the myYearbook and Quepasa Games acquisitions; $123,000 for Quepasa Games administrative salaries, office rent, local legal, accounting, and other professional fees, office supplies, overtime meals and travel; an increase of $135,000 of dues and subscriptions attributable to increases NYSE AMEX reporting dues, press service subscriptions and annual proxy services; an increase of $130,000 in travel expenses; an increase of $104,000 in legal expenses, and an increase of $76,000  in salary and related payroll expenses of approximately due to increased administrative headcount in the US.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $1,826,192 to $2,878,501 for the nine months ended September 30, 2011 from $4,704,693 in 2010.  The Stock based compensation expense represented 23% and 55% of operating expenses for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, we had approximately $4,800,000 of unrecognized stock based compensation expense, most of which we expect to recognize over the next three years.  With the 1,807,500 options we issued to myYearbook employees on November 10, 2011, our unrecognized stock based compensation will increase by $5,418,000 to a total of $10,218,000 most of which we expect to recognize over the next three years.

	For the nine months ended September 30,
	2011	2010
Sales and marketing	$468,156	$248,459
Product and content development	620,217	626,217
General and administrative	1,790,128	3,830,017
Total Stock Based Compensation	$2,878,501	$4,704,693

Stock Based Compensation expense is composed of the following for the nine months ended September 30:

	For the nine months ended September 30,
	2011	2010
Vesting of stock options	$2,699,599	$4,503,711
Vesting of warrants	178,902	26,835
Re-pricing of warrants	-	147,813
Issuance of common stock for professional services	-	26,334
Total Stock Based Compensation	$2,878,501	$4,704,693

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is being amortized over the lengths of the contracts.

Depreciation and Amortization: Depreciation and amortization expense increased $239,684, or 94%, to $494,837 for the nine months ended September 30, 2011 from $255,153 in 2010.  This increase is attributable to amortization of contracts and depreciation of assets from the Quepasa Games acquisition, partially offset by a decrease in depreciation due the completed depreciation on older assets.

Other Income (Expense): Other expense decreased $47,372 to $401,807 for the nine months ended September 30, 2011 from $449,179 in 2010.  The decrease is primarily attributable to an increase of approximately $48,000 in interest income earned on the Company’s cash and cash equivalents.

Liquidity and Capital Resources

	For the Nine months ended September 30,
	2011	2010
Net cash used in operating activities	$(4,915,614)	$(1,008,862)
Net cash used in investing activities	$(654,017)	$(362,168)
Net cash provided by financing activities	$6,483,240	$871,130

Net cash used in operations was $4,915,614 for the nine months ended September 30, 2011 compared to $1,008,862 for 2010.  For the nine months ended September 30, 2011, net cash used by operations consisted primarily of a net loss of $7,308,547, offset by non-cash expenses of $494,837 in depreciation and amortization, $2,699,598 related to stock based compensation for the vesting of stock options and $178,903 for vesting of warrants, and $217,954 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,831,978 and other current assets and other assets of $199,713 offset by an increases in accounts payable and accrued expenses of $665,264 and deferred revenue of $185,768.  For the nine months ended September 30, 2010, net cash used by operations consisted primarily of a net loss of $4,865,337, offset by non-cash expenses of $255,153 in depreciation and amortization, $217,954 in amortization of discounts on notes payable and debt issuance costs, $4,503,711 related to stock based compensation for the vesting of stock options, $26,835 related to the vesting of warrants, $26,334 related to the issuance of common stock for professional services, and $147,813 for repricing of warrants.  Additionally, changes in working capital impacted the net cash used in operating activities and included increases in accounts receivable of $1,479,386 and other current assets and other assets of $26,221 offset by an increase in accounts payable and accrued expenses of $215,279.

Net cash used in investing activities in the nine months ended September 30, 2011 of $654,017 was primarily attributable to capital expenditures of $166,940 primarily for computer equipment to increase capacity, improve performance and provide redundant backup servers for content, $40,000 loan disbursement to Hollywood Creations, see Note 3 of the condensed consolidated financial statements, and the $500,000 loan related to the acquisition of Quepasa Games offset by $52,923 payments received on the BRC note receivable. Our capital expenditures were $145,501 for the nine months ended September 30, 2010.  We made $216,617 of loan disbursements to Hollywood Creations for the nine months ended September 30, 2010.

There was $6,483,240 provided by financing activities for the nine months ended September 30, 2011, $1,583,240 attributable to proceeds from the exercise of stock options and warrants and $5,000,000 of proceeds from the sale of Series A preferred stock offset by a $100,000 dividend payment.  There was $871,130 provided by financing activities for the nine months ended September 30, 2010, attributable to proceeds from the exercise of stock options.

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$14,448,947	$13,546,572
Total assets	$23,250,310	$16,452,789
Percentage of total assets	62%	82%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in one large financial institution, JP Morgan Chase.

Quepasa had positive working capital of $16,667,339 and $14,618,305 at September 30, 2011 and December 31, 2010, respectively, consisting primarily of cash.

Non-GAAP – Financial Measures

Bookings

Booking is a non-GAAP financial measure that we define as the total amount of revenue from the sale of virtual goods in our online games that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We record the sale of durable virtual goods as deferred revenue and then recognize revenue over the estimated average life of the purchased virtual goods or as virtual goods are consumed.  Bookings are calculated as revenue recognized in the period plus the change in deferred revenue during the period.  For additional discussion of the estimated average life of virtual goods, see Note 1 to our condensed consolidated financial statements Revenue Recognition Games.

Our management uses bookings to evaluate the results of our operations, generate future operating plans and assess the performances of our social games business.  We believe both management and shareholders benefit from referring to non-GAAP financial meaures such as bookings in planning, forecasting and analyzing future periods.  While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not a measure meant as a substitute for revenue recognized in accordance with GAAP.  In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure.

The following presents a reconciliation of bookings our non-GAAP financial measure to revenue a GAAP financial measure for the nine months ended September 30, 2011:

	Three months ended September, 2011	Nine monthsended September, 2011
Games Revenue	$547,360	$785,399
Change in deferred revenue	112,639	185,768
Bookings	$659,999	$971,167

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

	For the nine months ended September 30,
	2011	2010

LOSS FROM OPERATIONS	(6,906,740)	(4,416,158)

NON CASH OPERATING EXPENSES
Stock based compensation expense	2,878,501	4,704,693
Depreciation and amortization	494,837	255,153
TOTAL NON CASH OPERATING EXPENSES	3,373,338	4,959,846

NET CASH EARN (BURN)	(3,533,402)	543,688
NET MONTHLY CASH EARN (BURN) RATE	(392,600)	60,410

While we previously expected to have no net cash burn in 2011, the net cash burn occurred solely related to the XtFt acquisition and the ongoing game development costs. We have budgeted capital expenditures of $250,000 for the remainder of 2011, which will allow us to continue to grow the business given our member growth, increasing capacity, improving performance and providing redundant back up for content.

On November 10, 2011, we completed the myYearbook Merger paying its shareholders $18 million in cash.  On November 9, 2011 we sold $5 million of Series A-1 convertible preferred stock to MATT. Inc. an existing Quespasa shareholder.  This investment together with approximately $14.4 million in available cash permitted us to close the myYearbook Merger.

As of the date of the filing of this report, we have approximately $7.7 million in cash and $10.0 million in accounts receivable which includes myYearbook.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securites Litigation Reform Act of 1995 including statements regarding:

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

Important factors that could cause actual results to differ from those in the forward-looking statements include our integration of myYearbook, continued consumer acceptance of our social games, whether initial game revenue will grow, and catastrophic failure to our servers requiring material unanticipated capital expenditures. Further information on our risk factors is contained in our filings with the SEC, including our Form S-4/A filed on October 4, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

See Note 7 to the financial statements contained in this report for information on specific matters

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

Quepasa Corporation

November 14, 2011	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

November 14, 2011	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Restated Articles of Incorporation	10-QSB	8/15/07	3.1
3.2	Certificate of Amendment – Officer Liability Protection	10-Q	8/9/10	3.2
3.3	Certificate of Designation	10-Q	7/25/08	3.2
3.4	Amended and Restated Bylaws	8-K	7/3/07	3.2
3.5	Amendment to Amended and Restated Bylaws	8-K	5/14/10	3.1
3.6	Certificate of Designation – Series A	8-K	9/26/11	3.1
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Securities Purchase Agreement dated September 20, 2011**	8-K	9/26/11	10.1
10.2	Registration Rights Agreement dated September 20, 2011	8-K	9/26/11	10.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request. The agreement contains representations and warranties, which are qualified by the following factors:

(i)	the representations and warranties contained in the agreement were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;
(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;
(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;
(iv)	facts may have changed since the date of the agreement; and
(v)	only parties to the agreement and specified third-party beneficiaries have a right to enforce the agreement.

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

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Corporate Secretary, Quepasa Corporation, 324 Datura Street, Suite 114, West Palm Beach, FL 33401.