Form 10-K
period 2011-12-31
QUEPASA CORP
filed 2012-03-14
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
Quepasa Corporation
 (Exact name of registrant as specified in its charter)
———————
Delaware	001-33105	86-0879433
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

280 Union Square Drive
New Hope, Pennsylvania 18938
(Address of Principal Executive Office) (Zip Code)

(215) 862-1162
 (Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes       ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $94,000,000.

The number of shares outstanding of the registrant’s common stock, as of March 13, 2012, was 36,199,916.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

Quepasa Corporation seeks to be the public market leader for meeting new people, with 78.1 million cumulative registered users, and approximately 7.5 billion total pages views in 2011.  These figures support our belief that we’re on track to establishing ourselves as the leading global destination for meeting new people online. Whereas Facebook connects you with people you already know, we connect you to people you want to know. We make meeting new people fun through social games and applications, which we monetize through advertising and virtual currency. We own and operate two primary social discovery platforms, the North American platform myYearbook and the Latin American platform Quepasa (collectively the “Quepasa Platforms”).  In addition to myYearbook and Quepasa, we operate Quepasa Games, a cross platform social game development studio.  By creating best of breed social experiences that intelligently leverages location, interest, demographic and other data, we believe we are poised to optimize the global opportunity for meeting new people online.

2011 was a milestone year for Quepasa. Furthering our goal of creating the leading social network for meeting new people, we completed our merger (the "Merger") with Insider Guides, Inc. (d/b/a “myYearbook”), which operated the leading social discovery destination in the U.S., myYearbook.com and the myYearbook mobile platforms. This combination has put us on an accelerated trajectory by enabling us to expand our audience both within and outside of the U.S., and leverage myYearbook’s impressive product development organization. In 2011 myYearbook's number of active users grew by more than 40%, new registrations grew more than 100%, and total visits grew more than 75%.  Notably, more than half of myYearbook’s users access the platform on mobile devices – with the vast majority of those visiting on iPhone, iPad, and Android – versus just 2% in 2010. We believe mobile expansion will be critical as we look to reach beyond our existing audiences.

BUSINESS OVERVIEW

Our Vision

Our vision is to build the best place to meet new people on the web and mobile devices by capitalizing on the social discovery segment of the broader social networking industry. We believe the social graph of the people you want to know is a multi-billion dollar opportunity, and exploiting that opportunity is the mission of this company. We believe everyone in the world has a desire for friendship, and that as friendships themselves increasingly migrate online, it is only natural that friendship-making will too.

Our Strategy

We are focused on continuing to grow and engage our user base by offering compelling products and applications while continuing to develop and improve our engagement and monetization through two primary channels – display advertising and virtual currency product and subscription sales.

•
Mobile: A majority of myYearbook users are accessing the service using mobile devices, representing a 300% increase in 2011 versus 2010. We believe that we are extremely well positioned to capitalize on global trends toward greater consumption of social media via smartphones and tablets and look forward to making our mobile application available in Spanish and Portuguese during 2012.

•
Mobile Monetization:   In February, 2012, we launched our first major initiative toward monetizing mobile through the introduction of mobile credits. Given that mobile is the fastest growing segment of our audience, we see potential for significant leverage vis-à-vis both our current U.S. mobile audience and our Latin America user base that has not had access to our mobile product.

•
International Brand Consolidation:  We are on track with our efforts to unite all of our users, both Quepasa and myYearbook, onto a single, global platform with a new, distinctive brand that we will use worldwide. We believe that myYearbook's internet and mobile products will allow us to better grow within Quepasa’s traditional Latin America markets and also establish the foundation for growth in markets outside of the Americas.

Our Consumer Properties

We believe our core products and services will allow us to grow our userbase and engagement levels. We will leverage the growth in social media advertising budgets, virtual currency products, and our currency-incented products, such as Social Theater.

myYearbook

On November 10, 2011, we completed our acquisition of myYearbook. The acquisition of myYearbook expanded the Quepasa platform to North America, where over 80% of myYearbook’s users originate.  myYearbook has 37.2 million registered users as of December 31, 2011.

The myYearbook social networking discovery platform launched in 2005, and is currently available on the internet to both personal computers and mobile devices.  According to comScore, an independent data service, the myYearbook website is one of the 40 largest properties in the U.S. in terms of pageviews, minutes and minutes per user per month.  It is also the #1 property in the U.S. in the comScore “Teen” category.  myYearbook is also available on iPhone and Android mobile devices.  Mobile device visits account for over 55% of total visits to the myYearbook platform.  As of December 31, 2011, myYearbook had 37.2 million registered users, an increase of 28% from 29.1 million as of December 31, 2010.  Over 85% of myYearbook’s traffic is based on the United States and approximately 66% of its users are between the ages of 13 and 24.

We believe that the acquisition of myYearbook will represent an important strategic development for Quepasa as it will allow us to significantly expand our platform outside of Latin America.  The myYearbook platform also drives significant revenue scale along with industry leading engagement and monetization which we plan to introduce to our Quepasa platform.

Quepasa

We launched the Quepasa social networking discovery platform in 2008 and currently we offer it over the internet.  As of December 31, 2011, Quepasa had 41.0 million registered internet users, an increase of 50.3% from 27.2 million as of December 31, 2010.  Users of the Quepasa platform are located predominantly across South and Latin America and India.

In March 2012, we announced plans to migrate myYearbook.com and Quepasa.com onto a common, rebranded platform.  Because of its superior engagement and monetization metrics, the myYearbook.com internet and mobile platforms will become the global platform for all properties over the course of 2012.  Prior to the integration of the two audiences, a rebranding will occur on the myYearbook.com site.  Quepasa.com will also change its name when the user migration process starts in the second half of 2012.  The new name will then become the global name for all properties and will better reflect the company mission of being the best place to meet new people.  The migration and rebranding will not change our mission, products and monetization strategies.

Quepasa Games

Quepasa acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011 and on July 14, 2011 changed XtFt’s name to Quepasa Games S/S Ltda (“Quepasa Games”).  Now a wholly owned Brazilian based subsidiary, Quepasa Games, creates and distributes social games on the Quepasa Platforms, Orkut, and Facebook. During the second quarter of 2011, Quepasa Games announced the launch of its first social game offering, Wonderful City – Rio (Cidade Maravilhosa), across multiple social networking platforms.  As of December 31, 2011, Wonderful City had 6.5 million installs across Quepasa, Facebook and Orkut.

Operating Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and pageviews.  We define a "MAU" as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement.  A "visit" represents a distinct user session,  and a "pageview" is a page that a user views during a visit.

	Monthly Average - Quarter Ended December 31, 2011	Monthly Average - Quarter Ended December 31, 2010
MAU – myYearbook	2,975,792	2,085,448
MAU – Quepasa	1,191,677	2,771,716
MAU – Quepasa Games	2,112,118	-
	6,279,587	4,857,164

	Quarter Ended December 31, 2011	Quarter Ended December 31, 2010
Visits – myYearbook	282,300,423	159,882,444
Visits – Quepasa	26,512,522	63,647,862
	308,812,945	223,530,306

Pageviews – myYearbook	7,999,614,088	3,905,932,204
Pageviews - Quepasa	678,296,301	520,851,172
	8,677,910,389	4,426,783,376

myYearbook visits and pageviews represent the entire quarter periods. The merger with myYearbook did not close until November 10, 2011.

Our Advertising Solutions

Advertising

We serve over three billion “ad impressions” each month on our internet properties and over one billion ad impressions each month on the myYearbook mobile platform.  An ad impression refers to an image or video placed with the web page or mobile screen to promote a product or company.    Our brand and agency advertising is generally directed at companies looking for high-impact ad units and brand engagement from our younger, global demographic.  “Remnant impressions” refers to ad impressions that we are not able to sell directly to a brand or agency and that we therefore attempt to fill through a third party advertising exchange or network.  Our direct advertisers have included leading companies and brands such as McDonalds, ABC Family, Universal Studios, Walt Disney, Paramount Studios, Got Milk?, Sony Ericsson, Wrigley (Skittles and Juicy Fruit), and Men’s Warehouse.  Our remnant advertisers have included Google Adsense, DoubleClick, TrafficMarketplace (TMP) and Glam Media on the internet, and Millennial, JumpTap and Nexage on mobile devices.  We also have the ability to run in-game advertisements and sponsorships within Quepasa Games.  Our advertising revenue is generated from many advertisers and is not dependent on one or a few major customers.

The majority of our ad impressions are IAB (Interactive Advertising Bureau) standard impression sizes on both the internet and mobile devices.  However, we do provide our advertisers the ability to purchase non-standard ad units, such as homepage and section takeovers, sponsored items, and video pre-roll units.  Non-standard and direct sold ad units typically deliver a higher CPM (cost per thousand) than standard IAB ad units.  We also offer advertisers the ability to target certain users based on location, age and gender, among other demographics and enthusiast groups.  Higher precision targeted ad impressions also generally deliver a higher CPM than a similar ad impression that is not targeted to a specific demographic.

We refer to the core success metric for our ad impressions as an “engagement.”  An engagement generated from an advertising impression or campaign is defined as a measurable online activity initiated by a member, including for example, watching a branded video or clicking an advertising unit.  A common measure of the success of an ad impression or engagement is “Click Through Rate or "CTR”.  An ad CTR equals the number of clicks or actions generated from that ad unit divided by the total number of that ad unit displayed over time.  The higher the CTR for a specific ad unit, generally the higher the CPM we derive from that unit.

Virtual Currency & Social Theater

Virtual Currency products include direct purchases from members for our virtual currencies, Lunch Money and Credits on myYearbook, “VIP” subscription memberships on myYearbook and currency engagement actions (i.e. sponsored engagement advertisements) on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  Social Theater is a video advertising platform in which users of social games across leading social networks, including Facebook, watch videos and perform other actions to earn virtual currency.  An advertiser uses Social Theater to distribute its video ad to millions of targeted individuals.  In order to promote the ad and drive views, virtual currency is awarded to the viewer for viewing the ad to completion.  Social Theater can also be used by advertisers to drive “Likes” and “Shares” on Facebook and other social platforms.  Social Theater is distributed primarily across platforms outside of Quepasa and myYearbook, including Facebook, through partnerships with companies like Trialpay.  Where Social Theater is distributed outside of our owned and operated properties and mobile applications we pay a distribution fee.  Social Theater is recorded as virtual currency product revenue, since users earn virtual currency every time they complete a Social Theater engagement, and we earn product revenue from the advertiser.

Virtual currency offers advertisers the possibility of substantial engagement to advertisers, with 20% of myYearbook’s users completing an average of eight branded actions each month in exchange for virtual currency.  Branded actions include incented video views through services such as Social Theater, registration for a service or product (such as Netflix) or collection of an email for product marketing.  Clients of Social Theater or branded currency actions measure the effectiveness of each campaign by measuring the number of people that view a specific video or complete the requested action, such as registering for a particular product or site or providing the information requested in the call to action.

All of our paid currency products are processed through a variety of payment partners, including credit card processors like Visa and Mastercard, PayPal, Zong (on mobile devices) and PayMentez, among others.

DSM Social Media Advertising

We seek to build innovative social media advertising products that allow advertisers to reach audiences both on our owned platforms as well as across the internet.  Our offerings attract advertising partners that want to go beyond traditional online channels and leverage social media to drive the viral consumption of their brand messaging and the content associated with it.

DSM was launched on the Quepasa platform in 2009.  DSM was a social contest platform that gave users the opportunity to compete for prizes by way of sharing a brand message on Quepasa and across their social profiles.  The viral nature of DSM campaigns helped brands and agencies achieve highly engaging, word-of-mouth advertising across popular social media sites.

Effective November 2011 with the merger of myYearbook, the DSM product on Quepasa has now become a part of Social Theater, a cross platform, virtual currency product.  DSM is no longer offered as a distinct product.  DSM campaigns are recorded as advertising revenue.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our audience, game developers and advertising partners.

We develop most of our software internally.  We will, however, purchase technology and license intellectual property rights in the event that it is strategically important, operationally compatible, and is economically advantageous.  For instance, we partner with third party game developers to bring additional social gaming titles to our platforms.  We also partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms.  We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators.  These teams are responsible for feature enhancements to and general maintenance across all of our platforms.  Our technology team is headquartered in New Hope, Pennsylvania with support offices in Hermosillo, Mexico and Curitiba, Brazil.

SALES AND MARKETING

Our user base has grown according to the following table since January of 2011:

Month Ending	Number of Members
January 31, 2012	86,271,227
December 31, 2011	84,601,711
November 30, 2011	83,019,784	(a)
October 31, 2011	45,772,231
September 30, 2011	44,673,920
August 31, 2011	43,447,289
July 31, 2011	41,878,856
June 30, 2011	40,311,765
May 31, 2011	38,729,743	(b)
April 30, 2011	35,623,929
March 31, 2011	33,628,285
February 28, 2011	31,640,681
January 31, 2011	29,557,869

(a)	– myYearbook merger completed. myYearbook registrations included starting November 2011
(b)	– Wonderful City launched by Quepasa Games. New registrations started in May 2011

We primarily rely on viral growth to acquire new members.  By encouraging members to invite their friends to join our sites and to share their activity across other external platforms, including Facebook and Twitter, and providing them with easy-to-use tools, we have been able to grow the user base successfully while minimizing marketing costs.  We focus primarily on creating a truly differentiated experience and compelling value proposition for new users in our markets, and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf in order to attract and retain new members.

Our advertising team of 23 full-time employees covers major brand agencies, direct response and cost per action engagement advertisers, ad networks and mobile agencies.  Our advertising office is headquartered in New York City, with additional sales people located in Los Angeles, Miami and Sao Paulo, Brazil.

INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, product and services; copyrights in software and creative content; trade secrets; domain names; and other intellectual property rights and licenses of various kinds.  We seek to protect our intellectual property through copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the myYearbook, Quepasa and Social Theater trademarks and our related trademarks to be valuable to Quepasa and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We operate in the internet and mobile device products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies and increasing competition.  Our most significant competition for users, advertisers, publishers and developers comes from other companies in the broader social networking category, such as Facebook, Google, MySpace, Twitter, LinkedIn, Orkut, Zynga, Tagged, Badoo, PlentyOfFish, Skout, okcupid, Banjo, Highlight, Yahoo and Airtime along with a number of special interest and regional social networks.  We also face competition for users from a growing number of sites and mobile applications that also focus on meeting new people, including Tagged, Badoo and Skout, along with many other smaller but well-funded start-ups that can quickly gain attention and compete with us for users.  We also compete with these companies to obtain media attention and agreements with software publishers, ISPs, mobile carriers, device manufacturers and others to distribute and promote our services to their users.

Our principal considerations related to attracting and retaining users include functionality, performance, ease of use, usefulness, accessibility, integration, and personalization of the online and mobile services that we offer, as well as the overall user experience and quality of support on our properties.  Our principal considerations related to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing and advertising services as well as the creativity of the marketing solutions that we offer.  “Reach” refers to the audience and/or demographic that can be accessed through our platforms.  Many of our competitors offer a broader and larger reach than we currently do on our platforms.  “Effectiveness” for advertisers refers to our ability to deliver against advertisers’ targets and to measure and optimize our achievements against those targets.  “Effectiveness” for publishers refers to our advertising technology and the monetization opportunities we are able to offer through our technology and marketing services.

Our Quepasa Games platform also faces competition from many public and private gaming companies such as Zynga, Disney/Playdon, Vostu and Mentez, among others.  While these companies could be potential partners to Quepasa and publish their titles across the Quepasa Platforms, many of their games are similar to our existing game, Wonderful City.  We compete with these companies for new users to install our game and for existing installs to choose and play our game more than they play other games.

Additional information regarding certain risks related to our competition is included in Part I. Item 1A. "Risk Factors" of this report.

EMPLOYEES

As of February 29, 2012, we employed approximately 202 full time and 11 part time employees, 131 full time and 7 part time employees in the United States, 34 full time employees in Hermosillo, Mexico and 37 full time and 4 part time employees in Curitiba, Brazil.  None of our employees are represented by a labor union.  Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

CORPORATE HISTORY

We were incorporated in the State of Nevada in June 1997.  In 2011, we acquired myYearbook and XtFt Games S/S Ltda (now Quepasa Games).  In December 2011, we re-incorporated in Delaware.

GOVERNMENT REGULATION

In the United States, advertising and promotional information presented to visitors on our website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the CAN-SPAM Act of 2003. We are also subject to laws in the various South and Latin America and other countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.  Additional information regarding certain risk related to government regulations is included in Part I, Item 1A. "Risk Factors" of this report.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Investor Relations website at www.quepasacorp.com/investors/sec-filings/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our website is not incorporated into this report.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, including the consolidated financial statements and the related notes included elsewhere in this Report, before deciding whether to invest in shares of our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that we are unaware of, or that we currently believe are not material may also become important factors that adversely affect our business.  If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.  In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

If we are unable to successfully integrate the operations of Quepasa and myYearbook, our results of operations will be adversely affected.

In November 2011 we completed our acquisition of myYearbook.  Our success will depend in part on our ability to integrate the operations of myYearbook into our existing operations.  This process poses a variety of challenges and may disrupt or interrupt our business.  These challenges include, among others:

•	our ability to consolidate Quepasa.com and myYearbook.com into a new site with a new brand;
•	our ability to retain users on our Quepasa platform pending this transition:

•	potential loss of key employees including software engineers;
•	integrating complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on employees and other constituencies;
•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;
•	failure to maintain the quality of services that the companies have historically provided;
•	diversion of management’s attention from day-to-day business; and
•	complexities associated with managing the larger, combined business.

These disruptions and difficulties, if they occur, may cause us to fail to realize cost savings, revenue enhancements and other benefits that we expect resulting from that integration and may cause material adverse short and long-term effects on our operating results and financial condition.  Also, any cost savings and other synergies may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to the acquisition.  If we are not able to integrate the businesses, our future results of operations may reflect declining revenue growth.

As a result of the Merger, the size of our business is significantly larger and our revenues have increased substantially.  Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management.  We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, synergies, revenue enhancements and other benefits currently anticipated to result from the Merger.

When we rebrand myYearbook.com, the myYearbook mobile application and Quepasa.com, we face the risk that users will not be attracted to our new name resulting in decreased visits to our website or slower future growth.

In 2012, we plan to rebrand myYearbook.com, the myYearbook mobile application and Quepasa.com to a single new name which we believe better reflects our role as the place to meet new people. While we have devoted resources to this new identity and received favorable feedback from focus groups, the sample size of our test marketing is relatively small. If our rebranding is not successful, it will result in decreased visits and slower future growth. Either event will hamper our ability to monetize and adversely affect our future revenues.

If the migration of the Quepasa.com platform to the myYearbook.com platform is unsuccessful, we may lose users which would adversely affect our results of operations.

We are planning on migrating all of the users of Quepasa.com to myYearbook’s platform.   The migration process will be complex and will require the expenditure of significant time and resources and poses translation risks. Delays or difficulties in, or disruptions and inconveniences caused by, the migration process could result in the loss of users, as well as delays in recognizing or reductions in the anticipated benefits of the Merger, any of which could negatively impact our business and operating results.  If Quepasa.com users do not like being on the myYearbook website, they may choose to no longer visit our website which could adversely affect our business.

We have limited operating experience with a new business model, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

Our business model is based on social discovery by offering social games and applications, monetized through both advertising and virtual currency.    We offer both free applications and premium applications for a fee.  Only a small percentage of our users pay for virtual goods.  We must continue to add new members to our user base and retain existing members by offering new and engaging features and products.  The challenges we face include, among other things, our ability to:

•	attract new users and retain existing users at a consistent rate to myYearbook’s experience;
•	increase engagement by existing users;
•	anticipate changes in the social networking industry;
•	cost-effectively develop and launch applications and games;
•	launch new products and release enhancements that become popular;
•
develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, fast load times and the deployment of new features and applications;

•	process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;
•	compete with other companies that are currently in, or may in the future enter, the social networking or entertainment industry;
•	hire, integrate and retain world class talent;
•	expand our business internationally; and
•	monetize mobile devices.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success.  We had 4.1 million monthly active users (MAUs) on average per month in the fourth quarter 2011, up from the 2.8 million MAU in the same period in 2010.  However, Quepasa.com MAUs decreased over the period June through December 2011.  Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users.  If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement.  A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously.  There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels.  A decrease in user retention, growth, or engagement could render us less attractive to advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations.  Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	our users increasingly engage with competing websites and mobile applications;
•	we fail to introduce new and improved services or if we introduce new services that are not favorably received;
•	we are unable to identify and respond to emerging technological trends in the market;
•
we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content we display;

•
we are unable to continue to develop features for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	we are unable to acquire or license leading technologies;
•	we are unable to enhance our services by adding innovative features that differentiate our services from those of our competitors;
•	there are changes in the user sentiment about the quality or usefulness of our services or concerns related to privacy and sharing, safety, security, or other factors;
•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•	technical or other problems prevent us from delivering our services in a rapid and reliable manner or otherwise affect the user experience;
•	we adopt policies or procedures that are perceived negatively by our users or the general public;
•	we fail to provide adequate customer service to users or advertisers; or
•	we or other companies in our industry are the subject of adverse media reports or other negative publicity.

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential may be adversely affected.

If our acquisition strategy is unsuccessful or if we are unable to integrate future acquisitions our business will be materially and adversely affected.

We plan to make acquisitions of companies which complement our business model.  Our success will depend in part on our ability to manage the integration of future acquisitions.  Integrating businesses poses a variety of challenges, which we must meet.

The process of integrating any future acquired business may be disruptive to our business and may cause an interruption of or a loss of momentum in, our business as a result of the factors similar to the risks of integrating myYearbook and Quepasa.  See the "Risk Factors" beginning on page 7.

Because the number of our registered members is higher than the number of active members, and a substantial majority of our page views are generated by a minority of our members, our future operating results will be adversely affected if we do not increase the number of active members and the average usage per member.

A substantial majority of our members do not visit our website on a monthly basis, and a substantial majority of our page views are generated by a minority of our members.  Also, the number of registered members in our network may be higher than the number of active members because some members may have multiple registrations, other members may have died or may have become incapacitated, and others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of active persons who are members, and thus we rely on the number of registered members as our measure of the size of our network. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of visits from members, then our business may not grow as fast as we expect which will harm our operating and financial results and may cause our stock price to decline.

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members will suffer and our revenue will decrease.

The majority of our members do not visit our website frequently and spend a limited amount of time when they do visit.  If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users to our website and our financial results will suffer.  In addition, part of our success depends on our members interacting with our website and contributing to our viral advertising platform (Social Theater).  If our Social Theater platform is unsuccessful and our members do not spread our advertisers’ messages throughout the Internet, our operating results will suffer.

Because we generate a substantial majority of our revenue from advertising, the loss of advertisers, or reduction in spending by advertisers, could seriously harm our business.

The substantial majority of our revenue is currently generated from parties advertising on our platform.  In 2011 and 2010 aggregate advertising accounted for 80% and 94%, respectively, of our revenue.  As is common in the industry, our advertisers typically do not have long-term advertising commitments with us.  Many of our advertisers spend only a relatively small portion of their overall advertising budget with us.  Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.  Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on our websites;

•	changes in our services that adversely affect the ads and other commercial content that we display;

•	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

•	loss of advertising market share to our competitors;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•	adverse media reports or other negative publicity involving us or other companies in our industry;

•	our inability to create new services that sustain or increase the value of our ads and other commercial content;

•	changes in the way online advertising is priced;

•	the impact of new technologies that could block or obscure the display of our ads and other commercial content; and

•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for our ads and other commercial content, which may reduce the prices we receive for our ads and other commercial content, or cause advertisers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

As more than a majority of myYearbook users visit using mobile devices, where we do not currently display ads, rather than on personal computers, our future revenue and financial results may be adversely affected.

In 2011, the number of myYearbook mobile users grew by more than 300%, and currently more than half of our daily active users access myYearbook using a mobile device.  We anticipate that the rate of growth in mobile users will continue to exceed the growth rate of our overall MAUs for the foreseeable future, in part due to our focus on developing mobile services to encourage mobile usage of myYearbook.  Although the majority of our mobile users also access and engage with myYearbook on personal computers where we display advertising, our users could decide to increasingly access our products primarily or exclusively through mobile devices.  We do not currently directly generate any meaningful revenue from the use of myYearbook on mobile devices, and our ability to do so successfully is unproven.  Accordingly, if users continue to increasingly access myYearbook on mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results may be negatively affected.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online.  Our competitors are other companies providing portal and online community services, such as Facebook, Google, MySpace, Twitter, LinkedIn, Orkut, Zynga, Tagged, Badoo, PlentyOfFish, Skout, okcupid, Banjo, Highlight, Yahoo and Airtime.  Some of these companies have greater resources, more established reputations, a broader range of content and products and services, longer operating histories and more established relationships with their users than we do. Facebook dominates social networking websites. We seek to compete by creating a place where people can meet new people rather than interact with their friends.

Our competitors can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users.  These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements.  Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the usefulness, ease of use, performance, and reliability of our services compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our services;

•	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;

•	our ability to monetize our services, including our ability to successfully monetize mobile usage;

•	the frequency, size, and relative prominence of the ads and other commercial content displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain, and motivate talented employees, particularly software engineers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.

If we are not able to effectively compete, our user base and level of user engagement may decrease, which could make us less attractive to developers and advertisers and materially and adversely affect our revenue and results of operations.

If technologies are developed that block our email invitations to join our sites, we may be unable to grow our user base.

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

Major brand and network advertising drives most of our revenue.  We rely primarily on cost per thousand (“CPM”) advertising, where we base the price we charge for advertising on the number of users who view it.  In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.  Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising.  We expect that large advertisers will continue to increase their advertising efforts on the Internet.  If we fail to convince these companies to spend a portion of their advertising budgets on social media and specifically with us, however, our operating results would be harmed.

We rely on Facebook as a significant distribution, marketing and promotion platform.

Facebook is an important distribution, marketing and promotion platform for our content and applications.  We generate a significant portion of our new users through the Facebook platform and we expect to continue to do so for the foreseeable future.  As such, we are subject to Facebook’s standard terms and conditions for Facebook Connect and for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform.

If any of the following events occurs, it would harm our ability to acquire new members and provide services to our existing members:

•	Facebook discontinues or limits access to its platform by us and other application developers;

•
Facebook modifies its terms of service or other policies, including changing how the personal information of its users is made available to application developers on the Facebook platform or shared by users; or

•	Facebook develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base.  If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our content and applications, which could consume substantial resources and may not be effective.  In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any such changes could be unfavorable.  Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on the Facebook platform.

Because many individuals are using devices other than personal computers to access the Internet, if versions of our applications developed for these devices do not gain widespread adoption, or do not function as intended, our business could be adversely affected.

The number of people who access the Internet through smart phones, cell phones, iPads, and other handheld tablets has increased dramatically in the past few years and is projected to continue to increase.   We have launched a myYearbook mobile application for Android smart phones, iPhones and iPads; we have not launched a mobile application for Quepasa.  We are dependent on interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our platform’s functionality or give preferential treatment to competitive services could adversely affect myYearbook usage on mobile devices.  Each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result.  Smart phones, cell phones and handheld tablets generally have lower processing speed, power, functionality and memory than computers.  As a result, our mobile phone application and games and similar applications we may develop in the future may not be compelling to users.  As new devices and new platforms are continually being released, it is difficult to predict the problems that we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.  If we cannot effectively monetize the continuing shift to devices other than personal computers to access the Internet, our business will be negatively affected.

We rely on the Apple “App Store” and the Android “Marketplace” to obtain new mobile myYearbook members; if either denies us access or changes its search and rating algorithms we may not be able to acquire new mobile members.

We acquire new mobile members for myYearbook primarily through the Apple “App Store” and Google "Play" (formerly the Android “Market”).  In February and March 2012, Apple rejected the new versions of our myYearbook application because of user-generated content and other concerns. In response we devoted additional resources to image review, changed some of our content allowance policies, and made certain other changes to address Apple's concerns. Until Apple accepts these new versions, we continue to offer in the App Store old versions of our application that contain fewer features.  Although we have dedicated significant resources to obtain Apple's approval of our product releases, we cannot be assured of obtaining such approval, or that Apple will allow us to offer new products and features through the Apps Store.  If we fail to maintain access to either or both of the Apps Store and Google Play, or if members no longer login because we are unable to offer new features causing our content to be considered out of date, our business and operating results will suffer.

In addition, our iPhone and Android applications rank near the top of the “Free Social” categories and near the top of many key search terms.  However, Apple and Google have changed their rating and search algorithms in the past without notice.  Future changes to the rating and search algorithms by Apple or Google may impact our rating and search results, causing a drop in new mobile and application downloads and causing our business and operating results to suffer.

If our members fail to comply with existing or future laws and regulations, it could adversely affect our business.

We provide platforms for meeting new people.  Although we devote substantial resources to member services and safety, our members have in the past and will in the future commit crimes against other members or violate other laws in interacting with such members, which could impair our brand and raise the prospect of litigation that may be costly to defend. Additionally, as mentioned in the risk above, any inappropriate content could cause our mobile application to be removed from the Apple App Store and Google Marketplace which could adversely affect our ability to monetize our mobile application.

If we are unable to continue to develop successful applications and games for mobile platforms, our growth prospects will suffer.

myYearbook has offered applications for mobile platforms since May 2010.  We expect to continue to devote substantial resources to the development of mobile applications, but there can be no assurances that we will continue to succeed in developing applications that appeal to users or advertisers.  For instance, we may encounter difficulty in attracting leading advertisers to our mobile applications.  We may also encounter difficulty transitioning features that were successful on the web to applications developed for mobile platforms.  We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners.  Finally, we may face challenges converting mobile users into users that pay for virtual currency or other virtual items.  These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms.  If we do not succeed in doing so, our growth prospects will suffer.

If we cannot address technological change in our industry in a timely fashion and develop new services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

●	rapidly changing technology;
●	evolving industry standards and practices that could render our platform and technology obsolete;
●	changes in consumer tastes and demands; and
●	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis.  Developing website and other technology involves significant technical and business risks.  We also cannot assure you that we will be able to successfully use new technologies or adapt our platforms and technology to emerging industry standards.  We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

We plan to continue expanding our operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could affect our financial results.

While Quepasa.com has operated in Central and South America, myYearbook has limited international experience.

We plan to continue the international expansion of our business operations and the translation of our services.  We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our services.  If we fail to deploy or manage our operations in international markets successfully, our business may suffer.  In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the United States Foreign Corrupt Practices Act and similar laws in other jurisdictions; and

•	compliance with statutory equity requirements and management of tax consequences.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

If we are unable to implement payment gateways to our users, our results of operations will be adversely affected.

We conduct our business in countries outside the United States and depend on payment gateways that are not as well developed as those in the United States where most people have credit cards or bank debit cards to use in paying for virtual goods and services.  Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the United States.  If we are unable to implement payment gateways that provide our members the ability to pay for goods and services easily, our future results will be adversely affected.  Additionally, our inability to collect and receive payments from these other sources will have an adverse effect on our business and results of operations.

Because we have international operations, we are exposed to foreign currency risks.

We conduct business in countries outside of the United States, which exposes us to fluctuations in foreign currency exchange rates.  We may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currencies in which our revenue is generated.  The realization of this risk could have a significant adverse effect on our financial results.  There can be no assurance that these and other factors will not have an adverse effect on our business.

Our business is subject to complex and evolving United States and foreign laws and regulations regarding privacy, data protection, and other matters.  Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, intellectual property, gaming, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services.  Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States.  United States federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change.  In addition, federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business.  The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.  For example, the interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the United States and internationally.  These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices.  Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If governments were to restrict access to our websites in their countries, it could substantially harm our business and financial results.

It is possible that governments of one or more countries may seek to censor content available on our sites in their country, restrict access from their country entirely, or impose other restrictions that may affect the accessibility of our sites in their country for an extended period of time or indefinitely. In addition, governments may seek to restrict access to our sites if they consider us to be in violation of their laws. In the event that access our sites were restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

 Increased government regulation of the Internet could adversely affect our business.

Due to the rapid growth and widespread use of the Internet, national and local governments are enacting and considering various laws and regulations.  Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation.  New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of the Internet.  Furthermore, the application of existing domestic laws and regulations to Internet companies remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways.  As we expand internationally, we will also become increasingly subject to foreign laws and regulations which could be inconsistent from country to country.  Foreign governments may restrict Internet social networking usage, pass laws that negatively impact our business, or prosecute us for our services.  We may incur substantial liabilities for expenses necessary to comply with laws and regulations or penalties for any failure to comply.  Additionally, restrictions and compliance costs associated with current and possible future laws and regulations could harm our business and operating results.

A new tax treatment of companies engaged in Internet commerce could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities, including game usage and the sale of virtual currency.  New or revised tax regulations may subject us to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet.  New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet.  Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted on our websites our own privacy policies and practices concerning the collection, use, and disclosure of user data.  Any actual or perceived failure by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups or others, which could potentially have an adverse effect on our business.  Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data.  If any of these events occur, our users’ information could be accessed or disclosed improperly.

Further, actual or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy or data protection-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, any of which could adversely affect our business.

We have been subject to regulatory investigations and settlements and we expect to continue to be subject to such proceedings in the future which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we receive inquiries from regulators regarding our compliance with laws and other matters.  For example, in June 2011, we received a subpoena from the New York Attorney General seeking records relating to our operations including specific information regarding our e-mail marketing practices.  We cooperated fully and supplied documents we believed were directly relevant to the inquiry.  Our attorneys advised us that they did not believe our e-mail marketing involved any deceptive practices; nevertheless, we voluntarily instituted certain changes in order to address the concerns of the New York Attorney General.  However, we cannot assure you that the New York Attorney General will agree, or that other regulators may not challenge aspects of our business.  In such event, defending this or any other action would cause us to incur substantial expenses and divert our management’s attention.  If we are unsuccessful, we may have to change our e-mail marketing practices that could impair our ability to obtain new users.  Any change in our email marketing or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

It is possible that other regulatory inquiries could result in changes to our policies or practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

If we do not attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers and other employees.  Such employees, particularly product managers and engineers for both web and mobile applications, quality assurance personnel, graphic designers and salespeople, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees.  We require key employees to enter into employment agreements, but employees are free to leave an employer at any time without penalties.  The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

Any failure or significant interruption in our network could harm our business.

Our technology infrastructure is critical to the performance of our applications and to user satisfaction.  Any damage to or failure of our systems or our inability to scale our systems could result in interruptions in our service.  We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services.  We also rely on third party providers for bandwidth and content delivery.  We do not control these vendors and it would take significant time and effort to replace them.  We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.  Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems.  If the site or a particular application is unavailable when users attempt to access it or navigation through an application is slower than they expect, users may stop using the site and become less likely to return as often, if at all.  We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience and site performance.  To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.

Our software is highly technical and undetected errors, if any, could adversely affect our business.

Our services incorporate software that is highly technical and complex.  Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities.  Some errors in our software code may only be discovered after the code has been released.  Any errors, bugs, flaws, corrupted data or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business.

Security breaches, computer malware and computer hacking attacks have become more prevalent in the social media industry, have occurred on our systems in the past and may occur on its systems in the future.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.  We have experienced and expect to continue to experience hacking attacks.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of its users may harm our reputation and our ability to retain existing users and attract new users.

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights and other intellectual property rights as critical to our success.  We strive to protect our intellectual property by relying on federal, state and common law rights, as well as foreign rights and contractual restrictions.  We pursue the registration of domain names and trademarks in the United States and in an increasing number of foreign jurisdictions, a process that is expensive and time-consuming and may not be successful or inclusive enough.  Our efforts, however, may not prevent misappropriation of our intellectual property or deter the independent development of similar technologies by others.  Failure to protect our intellectual property rights may harm our business and operating results and circumstances beyond our control could threaten our intellectual property rights.  For example, effective intellectual property protection may not be available in the United States or other countries in which we do business.  Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.  We regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products.  As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk.  If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations.  Any of these events could have an adverse effect on our business and financial results.

If we become subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Companies in the Internet, social media technology and other industries own large numbers of patents, copyrights, and trademarks and frequently request license agreements, threaten litigation, or file suit based on allegations of infringement or other violations of intellectual property rights.  From time to time, we face, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including competitors and non-practicing entities.  As we face increasing competition and as our business grows, we will likely face more claims of infringement.  Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results.  If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners.  Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering products and services.

Changes in accounting rules could adversely affect our results of operations.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies.  A change in these policies or a new interpretation of an existing policy could affect our reported results or require changes in presentation or disclosure, and could affect our reporting of transactions before a change is adopted, which in turn could have a significant adverse effect on our results of operations.

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

●	changes in the number of our members;
●	changes in usage by our members;
●	independent reports relating to the metrics of our website, including the number of MAUs;
●	our failure to generate increases in revenue;

●	our failure to achieve or maintain profitability;
●	actual or anticipated variations in our quarterly results of operations;
●	announcements by us or our competitors of significant contracts, new services, acquisitions; commercial relationships, joint ventures or capital commitments;
●	the loss of significant business relationships;
●	changes in market valuations of social media companies;
●	the loss of major advertisers;
●	future acquisitions;
●	the departure of key personnel;
●	short selling activities; or
●	regulatory developments.

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

Because most of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 13, 2012, we had 36,199,916 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 11.3 million which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate, who has held restricted common stock for at least six-months, is entitled to sell his restricted stock freely, provided that we stay current with our SEC filings.  After two years, a non-affiliate may sell without any restrictions, even if we fail to stay current in our SEC filings.

An affiliate of ours may sell after six months with the following restrictions:

(i)	we are current with our filings;

(ii)	certain manner of sale provisions;

(iii)	filing of Form 144; and

(iv)
volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the 1% of the total number of outstanding shares, or the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

In making your investment decision, you should not rely on information in public media that is published by third parties, including bloggers.

In the past, we have received media coverage, including coverage that is not directly attributable to statements made by our officers and employees, that incorrectly reports on statements made by our officers or employees, or that is misleading as a result of omitting information provided by us, our officers, or employees. You should rely only on the information contained in this Form 10-K and our other SEC filings in determining whether to invest in our common stock.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future on our common stock.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.  In addition, our credit facility contains restrictions on our ability to pay dividends on common stock.

We may require additional capital to meet our financial obligations and support business growth, and this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new applications or enhance our existing applications, improve our operating infrastructure or acquire complementary businesses, personnel and technologies.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.

We finance a portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future.  In particular, we have used these types of arrangements to finance some of our equipment and data centers.  In addition, we have a revolving credit facility that we may draw upon to finance our operations or other corporate purposes, such as funding our tax withholding.  If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

•	require repayment of any outstanding lease obligations or amounts drawn on our credit facility;

•	terminate our leasing arrangements and credit facility;

•	stop delivery of ordered equipment;

•	sell or require us to return our leased equipment; or

•	require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters are located in New Hope, Pennsylvania and consists of approximately 9,900 square feet of office space. The lease expires in April 2012. We also lease office space in West Palm Beach, Florida, New York City, New York, and Los Angeles, California.  Our data centers are operated in Secaucus, New Jersey, Dallas, Texas and Tempe, Arizona. Our technical operations are provided in leased offices located in New Hope, Pennsylvania and Hermosillo, Mexico. We will be relocating our New Hope and West Palm Beach offices in April 2012 to facilities that are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that the NYAG’s inquiry was preempted by federal law in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG, supplied documents we believed directly relevant, and made certain changes to our email practices to address the NYAG’s specific concerns.  We believe the NYAG has concluded his investigation and will take no further action, and we are currently negotiating a settlement agreement.  However, we cannot make assurances that we will reach our anticipated closure with the NYAG or that other regulators will not challenge aspects of our business.  In such event, defending this or any other action could cause us to incur substantial expenses and divert our management’s attention.  Any such defense, or change in our marketing or other practices could reduce our future revenues and increase our costs, and adversely affect our future operating results.

On August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  The complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation.  The Company has investigated the Plaintiff’s claims and believes they have no merit.  Accordingly, the Company has filed motions to dismiss and for summary judgment.

On September 8, 2011, the Company received a complaint filed with the Equal Employment Opportunity Commission (“EEOC”) by a former employee alleging sexual discrimination by the Company.  The Company filed a written response denying the allegations and on November 15, 2011, engaged in mediation that ended in an impasse.  The EEOC has not taken any further action on this complaint.  The Company believes the plaintiff’s claims are without merit.

On September 15, 2011, FotoMedia Technologies, LLC (“FotoMedia”) sued Insider Guides, Inc. (“IG”) and four other defendant companies in the United States District Court for the District of Delaware for infringement of certain patents relating to digital photo-sharing.  FotoMedia alleged that IG infringed five of six separate patents that FotoMedia owned.  On November 21, 2011, IG and two other defendants filed a motion to dismiss the case for failure to state a claim upon which relief could be granted.   On December 22, 2011, prior to any ruling on the motion to dismiss, FotoMedia filed a Notice of Dismissal Without Prejudice with the Court.  Accordingly, the action was dismissed without prejudice as of such date.

On November 18, 2011, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and its Chief Executive Officer never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Company intends to defend against these claims vigorously.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 21, 2011 our common stock has been listed on the NYSE Amex Stock Exchange under the symbol “QPSA”.  Previously, our common stock was quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”).  The last reported sales price of our common stock as reported by the NYSE Amex on March 12, 2012 was $3.99 per share.

For the period that our common stock was quoted on the Bulletin Board, the table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Stock Price
		High	Low
2011	March 31	$15.45	$5.15
	June 30	$9.64	$4.86
	September 30	$10.42	$3.40
	December 31	$4.98	$2.74

2010	March 31	$4.20	$1.95
	June 30	$5.50	$3.37
	September 30	$5.38	$3.25
	December 31	$12.23	$5.10

Shareholders

According to the records of our transfer agent, there were 706 holders of record of our common stock on March 13, 2012. Because many of these shares are held by brokers and other institutions on behalf of shareholder, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.  Our current credit facility precludes us from paying dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in this report, particularly in “Risk Factors,” located under Item 1A.

Company Overview

Our mission is to be the best place to meet new people. We develop mobile and internet platforms to make meeting people fun through social games and apps. Our social graph is not the people you know but the people you want to know.  We believe the ubiquity of the smart phone and emergence of social networks will fundamentally transform how people discover one another and make relationships in a mobile-first world.

Highlights for 2011 included:

•	As of December 31, 2011 registered users increased to 78.1 million, up from the 27.3 million reported at the end of the fourth quarter of 2010.

•
Page views totaled 5.43 billion in the fourth quarter of 2011, up from the 521 million page views in the same period of 2010. Sequentially, page views were up in the fourth quarter of 2011 from the 580 million in the third quarter of 2011.

•	Visits totaled 192.5 million in the fourth quarter of 2011, up from the 63.6 million visits in the same period of 2010. Visits were up sequentially from the 30.2 million in the third quarter of 2011.

•	Quepasa completed its merger with myYearbook, creating the public market leader for social discovery.

•	Quepasa acquired Brazilian Social Game Development Studio XtFt Games (now known as Quepasa Games).

Trends in Our Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views.  We define an MAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the last month of measurement.  A visit represents the number of times that an MAU came to the site for a distinct session over the measurement period.  A pageview is page than an MAU views during a visit. As of December 31, 2011, we had 5.9 million MAUs, an increase of 103% from December 31, 2010. We experienced growth from the acquisition of myYearbook in November 2011 and across different geographies, with users in Brazil and India representing a key source of growth on the Quepasa Games.

We define a mobile MAU as a user who accessed our sites by a mobile app or by mobile-optimized versions of our website whether on a mobile phone or tablet such as the iPad, during the period of measurement. We had more than 1.4 million mobile MAUs in December 2011. Our mobile MAU growth was also driven by product enhancements across several mobile platforms. For example, we improved our product offering on feature phones and we launched the myYearbook app for the iPad in December 2011.   Improving our mobile products and increasing mobile usage of Facebook are key priorities that we believe are critical to help us maintain and grow our user base and engagement over the long term. We expect global consumers will continue to increase the amount of time they spend and the information they share and consume through mobile devices.  myYearbook surpassed 50% of its traffic accessing on mobile devices, and launched the tablet application myYearbook for iPad, which is now available in the iTunes App Store.

We do not currently display ads to users who access our site via mobile apps. To the extent that increasing usage through mobile apps or our mobile website substitutes for the use of the website through personal computers where we do show ads, the number of ads that we deliver to users and our revenue may be negatively affected unless and until we include ads or sponsored stories on our mobile apps and mobile website. We believe that people around the world will continue to increase their use of site from mobile devices, and that some of this mobile usage has been and will continue to be a substitute for use through personal computers.

Factors Affecting Our Performance

Growth trends in MAUs and mobile MAUs are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, the volume of payments transactions, as well as our expenses and capital expenditures.

In addition, changes in user engagement patterns also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as wall posts, messages, or photos) or generate feedback has remained stable or increased as our user base has grown. Moreover, the average amount of content and feedback created by each user has continued to increase over time.

Our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display. We make ongoing product changes intended to enhance the user experience. In 2011, we continued to make significant investments in our technical infrastructure to ensure that our growing user base can access the site rapidly and reliably.

At the end of 2011, we had 202 full-time employees, an increase of 126 from the year prior. Our employee headcount has increased significantly and we expect this growth to continue for the foreseeable future. We have also made and intend to make acquisitions with the primary objective of adding software engineers, product designers, and other personnel with certain technology expertise.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), Quepasa Games S/S Ltda (from March 2, 2011), and Insider Guides, Inc. (formerly known as IG Acquisition Company from November 10, 2011). All intercompany accounts and transactions have been eliminated in consolidation.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the estimated lives and playing periods that we use for games revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of the discount on notes payable, valuation of equity instruments granted for services, valuation of re-pricing of warrants, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment and the measurement and accrual of restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Goodwill

Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods, including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in GAAP to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Revenue Sources and Recognition

During the years ended December 31, 2011 and 2010, our revenue was generated from six principal sources: revenue earned from the sale of DSM campaigns, website development services, and advertising on our websites, games, virtual currency and royalty revenue.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 35% and 74% of our revenue came from DSM campaigns both during the years ended December 30, 2011 and 2010, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 1% and 20% of our revenue came from website development during the year ended December 31, 2011 and 2010, respectively.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites myYearbook.com and Quepasa.com. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 46% and 4% of our revenue came from display advertising during the year ended December 31, 2011 and 2010, respectively.

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

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on a gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the website hosting fees, advertising, marketing, administration and payment service fees, and foreign taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as an agent in these transactions.  Approximately 9% of our revenue came from games during the year ended December 31, 2011.   No significant game revenue was generated during the year ended December 31, 2010.

Virtual Currency: Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, credits on myYearbook, and “VIP” subscriptions and revenue is recognized as the products are consumed.

The Company also earns advertisement products revenue from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency from us and the Company earns product revenue. Social Theater is a video advertising platform in which users of social games across leading social networks, including Facebook, watch videos and perform other actions to earn virtual currency.  An advertiser uses Social Theater to distribute its video advertising to millions of targeted individuals.  In order to promote the advertising and drive views, virtual currency is awarded to the viewer for viewing the advertisement to completion.  Social Theater can also be used by advertisers to drive “Likes” and “shares” on Facebook and other social platforms.  Social Theater is distributed primarily across platforms outside of Quepasa and myYearbook, including Facebook, through partnerships with companies such as Trialpay.  Where Social Theater is distributed outside of our owned and operated properties and mobile applications we pay a distribution fee.  When we run Social Theater campaigns within our owned platforms, we retain 100% of the revenue. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonable assured and upon delivery of the virtual currency to the users’ account. Approximately 9% of our revenue came from virtual currency revenues during the year ended December 31, 2011. No significant virtual currency revenue was generated during the year ended December 31, 2010.

Royalty Revenue:  Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Less than one percent of our revenue came from royalty revenues during the years ended December 31, 2011 and 2010.

Operating Expenses

Our principal operating expenses are divided into the following categories:

•	Sales and Marketing Expenses: Our sales and marketing expenses consist primarily of salaries, benefits, and share-based compensation for our employees engaged in sales, sales support, and marketing.

•
Product Development and Content Expenses: Our product development and content expenses including costs incurred in the classification and organization of listings within our websites, including salaries, benefits, and share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwith and content delivery fees, and internet game development and maintenance costs, are charged to expense as incurred.

•	Games expense: Our Games expenses represent the direct expenses for hosting, marketing, site fees, reporting and foreign taxes.

•
General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries, benefits, and share-based compensation for our executives as well as our finance, legal, human resources, and other administrative employees. In addition our general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

•
Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment, and intangible assets.  Currently the majority of our depreciation and amortization expense is attributable to tangible and intangible assets associated with the acquisitions of myYearbook and Quepasa Games.

•
Acquisition and Restructuring Costs: Acquisition and restructuring costs, include costs incurred related to the business acquisitions made by the Company and costs incurred in conjunction with the restructuring of the Company’s business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process. Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the office closures.

•
Loss on Impairment of goodwill:  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to loss on impairment of goodwill expense.

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest income relates to our Notes Receivable discussed in Note 3 of our Consolidated Financial Statements and our cash balances.  Interest expense relates to our Loan and Notes Payable discussed in Note 7 of our Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

Comparison of the year ended December 31, 2011 with the year ended December 31, 2010

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the years ended December 31,
	2011	2010	Change ($)	Change (%)

REVENUES	$11,850,852	$6,054,141	$5,796,711	96%

OPERATING EXPENSES
Sales and marketing	1,885,998	891,980	994,018	111%
Product development and content	9,525,068	4,774,694	4,750,374	99%
Games expenses	1,553,450	-	1,553,450
General and administrative	6,599,020	6,123,083	475,937	8%
Depreciation and amortization	1,097,867	319,779	778,088	243%
Acquisition and restructuring costs	1,948,432	-	1,948,432
Loss on impairment of goodwill	1,409,127	-	1,409,127
Operating Expenses	24,018,962	12,109,536	11,909,426	98%

LOSS FROM OPERATIONS	(12,168,110)	(6,055,395)	(6,112,715)	101%

OTHER INCOME (EXPENSE):
Interest income	57,265	6,229	51,036	819%
Interest expense	(657,184)	(603,609)	(53,575)	-100%
Other income	2,211	2,125	86	4%
TOTAL OTHER INCOME (EXPENSE)	(597,708)	(595,255)	(2,453)	0%

NET LOSS	$(12,765,818)	$(6,650,650)	$(6,115,168)	92%

Revenues

Our revenues were $11,850,852 for the year ended December 31, 2011, an increase of $5,796,711 or 96% compared to $6,054,141 for the same period in 2010.  The increase in revenues for 2011 is primarily the result of approximately $5.7 million and $1.1 million, respectively, of revenue from Insider Guides doing business as myYearbook (“myYearbook”) which was acquired by merger on November 10, 2011, and Quepasa Games acquired on March 2, 2011. Offsetting these revenues was a decrease in DSM and website designs revenues associated with DSM campaigns of $1.4 million.  We earned approximately $4.2 and $3.7 million of DSM revenue and $120,000 and $1.2 million of website development revenue for the years ended December 31, 2011 and 2010, respectively, from AHMSA, which owns MATT, Inc. We earned $0 and $800,000 of DSM revenue for the years ended December 31, 2011 and 2010, respectively, from the Company’s largest shareholder, MATT Inc., without commission or fees.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $994,018, or 111%, to $1,885,998 for the year ended December 31, 2011 from $891,980 in 2010.  The increases are primarily a result of the inclusion of the approximately $874, 000 of myYearbook sales and marketing related costs from the date of the acquisition.  The acquisition of myYearbook brought 23 person full-time sales and sales support staff located primarily in the New York and New Hope offices.

Product Development and Content: Product development and content expenses increased $4,750,374, or 99%, to $9,525,068 for the year ended December 31, 2011 from $4,774,694 in 2010.  myYearbook operating costs accounted for $2.4 million or 50% of the increase and Quepasa Games costs accounted for $1.4 million or 29% of the increase.  The balance of the increases relates primarily to salary and related costs for increased development engineering heads and additional cost of website hosting. The acquisition of myYearbook brought 73 person full-time development staff located primarily in the New Hope office.

Games Expenses:  For the year ended December 31, 2011 games expense was $1,553,450.  The expense reflects the direct cost for website hosting fees, advertising, marketing, administrative and payment service fees and foreign taxes for the game since the launch of Wonderful City Rio, in April of 2011.  There was no games expense in 2010.

General and Administrative: General and administrative expenses increased $475,937, or 8%, to $6,599,020 for the year ended December 31, 2011 from $6,123,083 for the same period in 2010.  The increase in expense is primarily due to the inclusion of the results of myYearbook of approximately $722,000 from the acquisition date through December 31, 2011. Additional increases in salary, bonus and stock compensation of approximately $630,000, bad debt write-off of approximately $293,000.  Offsetting these expenses was a decrease of $1.9 million in stock based compensation due to fully vesting of options during 2010.

Stock Based Compensation: Stock based compensation expense, which is included in the other operating expense categories as discussed above, decreased $1,516,830 to $4,348,139 for the year ended December 31, 2011 from $5,864,969 in 2010.  Stock based compensation expense represented 18% and 48% of operating expenses for the year ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $16,463,999 in total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

	For the years ended December 31,
	2011	2010	Changes ($)
Sales and marketing	567,380	412,183	155,197
Product and content development	1,077,863	918,844	159,019
General and administrative	2,702,896	4,533,942	(1,831,046)
Total Stock Based Compensation	4,348,139	5,864,969	(1,516,830)

Stock Based Compensation is composed of the following:

	For the years ended December 31,
	2011	2010
Vesting of Stock Option	4,169,236	5,574,536
Vesting of Warrants	178,903	116,286
Re-pricing of warrants	-	147,813
Issuance of common stock for professional services	-	26,334
Total Stock Based Compensation	4,348,139	5,864,969

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and amortization expense:  Depreciation and amortization expense for the year-ended December 31, 2011 increase by $778,088 or 243%.  The increase is primarily due to the depreciation and amortization of tangible and intangible assets associated with the acquisition of myYearbook and Quepasa Games.

Acquisition and Restructuring Costs: For the year ended December 31, 2011 acquisition and restructurings costs were $1,948,432. The Company incurred approximately $368,000 of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games.  The Company incurred approximately $1.2 million of investment banking, legal and professional fees, proxy printing and filing fees and travel costs during the acquisition of Insider Guides, Inc. Restructuring costs include contractual employee severance costs of approximately $221,000, approximately $97,000 of remaining lease and contract obligations for the closure of Los Angeles office, and $33,000 of related travel costs.  No acquisition and restructuring costs were incurred during the year ended December 31, 2010.

Loss on Impairment of Goodwill:  A valuation of the Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of the Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million. The translated value of goodwill for Quepasa Games will vary at each reporting period due to changes in the foreign exchange rates.

Liquidity and Capital Resources

	For the years ended December 31,
	2011	2010
Net cash used in operating activities	(7,742,348)	(709,801)
Net cash used in investing activities	(11,730,774)	(759,626)
Net cash provided by financing activities	14,213,742	13,988,528
	(5,259,380)	12,519,101

Net cash used in operations was $7,742,348 for the year ended December 31, 2011 compared to $709,801 for 2010.  For the year ended December 31, 2011, net cash used by operations consisted primarily of a net loss of $12,765,818, offset by non-cash expenses of $1,409,127 loss on impairment of goodwill, $1,097,867 of depreciation and amortization expense, $4,169,236 related to stock based compensation for the vesting of stock options and $178,903 for vesting of warrants, $291,405 in amortization of discounts on notes payable and debt issuance costs, $272,614 net write off of the Hollywood Creation note receivable, related accrued interest, and allowance adjustments.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,868,568, in prepaid expenses, other current assets and other assets of $234,003 and decreases in accounts payable and accrued expenses of $559,264 offset by an increase in deferred revenue of $268,317. For the year ended December 31, 2010, net cash used by operations consisted primarily of a net loss of $6,650,650, offset by non-cash expenses of $319,779 in depreciation and amortization expenses and $5,574,536 related to stock based compensation for the vesting of stock options and $26,334 for issuance of common stock for professional services, $147,813 for re-pricing of warrants and $116,286 for issuance of warrants, and $291,409 in amortization of discounts on notes payable and debt issuance costs,.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,027,714 and in restricted cash of $275,000, offset by an increase in in accounts payable and accrued expenses of $715,150 and a $76,231 decrease in prepaid expenses, other current assets and other assets.

Net cash used in investing activities in the year ended December 31, 2011 of $11,730,774, was primarily attributable to net payments made for the acquisitions of Insider Guides, Inc. of $10,684,025 and $500,000 for Quepasa Games, capital expenditures of $587,335 primarily for computer servers to increase capacity, improve performance, provide redundant backup for content, a $40,000 loan disbursement to Hollywood Creations, offset by $80,604 of loan receivable payments received from BRC.   Net cash used in investing activities in the year ended December 31, 2010 of $759,626, was primarily attributable capital expenditures of $542,959 primarily for computer servers to increase capacity, improve performance and provide redundant backup for content and we made a $216,617 loan disbursement to Hollywood Creations.

There was $14,213,742 provided by financing activities for the year ended December 31, 2011, $10,000,000 was attributable to proceeds from the issuance of convertible preferred stock and $2,557,000 from the issuance of common stock, $2,026,153 from the exercise of stock options and offset by $219,411 of debt payments and $150,000 dividend payments on preferred stock.  In December 2010, we completed a private offering of 1,753,329 shares of our common stock for cash proceeds of $12,632,357, net of offering costs.  Cash proceeds from the exercise of stock options were $1,356,171 for the year ended December 31, 2010.

	December 31,	December 31,
	2011	2010
Cash and cash equivalents	$8,271,787	$13,546,572
Total assets	$106,804,696	$16,452,789
Percentage of total assets	8%	82%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

Quepasa had a positive working capital of $13,338,860 and 14,618,305 at December 31, 2011 and 2010 respectively, which consisted primarily of trade receivables and cash.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as non-GAAP financial measures.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  These non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of the Company nor is it intended to be predictive of potential future results.  Investors should not consider these non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management uses and relies on the following non-GAAP financial measures:

EBITDA – Our management believes period-to-period comparisons of EBITDA helps identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of income or loss, or income or loss from operations.  Our management recognizes that EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature.

Adjusted EBITDA – Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature.

Bookings – Our management uses bookings to evaluate the results of our operations, generate future operating plans and assess the performances of our social games business. Our management recognizes that Bookings has inherent limitations because it does not reflect our receipt of payment from subscribers.

Non-Cash Earn (Burn) - Our management believes that net cash earn (burn) rate provides meaningful information about our ability to meet our working capital needs.

We have included reconciliations of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP.   We believe that providing the non-GAAP financial measures, together with reconciliations to GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

EBITDA and Adjusted EBITDA - Non-GAAP

The Company defines EBITDA as earnings (or loss) before interest expense, income taxes, depreciation and amortization, and amortization of non-cash stock-based compensation.  The Company excludes stock-based compensation because it is non-cash in nature.  The Company defines adjusted EBITDA as EBITDA excluding non-recurring acquisition and restructuring expenses and the goodwill impairment charge.  The following table presents a reconciliation of EBITDA and Adjusted EBITDA to Net Income (loss), a GAAP financial measure:

	For the the years ended December 31,
	2011	2010

Net Loss Allocable to Common Shareholders	$(12,806,523)	$(6,762,150)

Interest Expense	657,184	603,609
Depreciation and amortization	1,097,867	319,779
Stock based compensation expense	4,348,139	5,864,969
EBITDA (Loss)	(6,703,333)	26,207
Loss on Impairment of goodwill	1,409,127	-
Acquisition and restructuring	1,948,432	-
Adjusted EBITDA (Loss)	$(3,345,774)	$26,207

Bookings - Non-GAAP

The Company defines bookings as the total amount of revenue from the sale of virtual goods in our online games that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We record the sale of durable virtual goods as deferred revenue and then recognize revenue over the estimated average life of the purchased virtual goods or as virtual goods are consumed.  Bookings are calculated as revenue recognized in the period plus the change in deferred revenue during the period.  For additional discussion of the estimated average life of virtual goods, see Note 1 to our Consolidated Financial Statements – “Revenue Recognition Games”. The following table presents a reconciliation of bookings, a non-GAAP financial measure to Revenue, a GAAP financial measure:

Reconciliation of Revenue to Bookings:	For the the year ended December 31, 2011

Games Revenue	$1,181,095
Change in deferred revenue	268,317
Bookings	$1,449,412

Net Cash Earn (Burn) – Non-GAAP

The Company defines net cash earn (burn) as loss from operations plus non-cash operating expenses including stock based compensation expenses, depreciation, amortization and other non-cash charges.  The following table is a reconciliation of our non-GAAP financial measure to Loss From Operations:

	For the the years ended December 31,
	2011	2010

LOSS FROM OPERATIONS	(12,168,110)	(6,055,395)

NON CASH OPERATING EXPENSES
Loss on impairment of goodwill	1,409,127	-
Stock based compensation expense	4,348,139	5,864,969
Depreciation and amortization	1,097,867	319,779
TOTAL NON CASH OPERATING EXPENSES	6,855,133	6,184,748

NET CASH EARN (BURN)	(5,312,977)	129,353
NET MONTHLY CASH EARN (BURN) RATE	(442,748)	10,779

We have budgeted capital expenditures of $3,500,000 for 2012, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content. The severance costs of payments, requiring future service were measured at December 31, 2011 totaling approximately $550,000 and employee relocation expenses will be during 2012.

As of the date of the filing of this report, we have approximately $7 million in cash and $8 million in accounts receivable.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

Cautionary Note Forward-Looking Statements

This report includes forward-looking statements including statements regarding:

●	establishing ourselves as the leading global brand for meeting new people,
●	our ability to optimize the opportunity for meeting new people online,
●	being well positioned to capitalize on global trends toward greater consumption of social media via smartphones and making our mobile application available in Spanish and Portuguese in 2012,
●	potential for significant leverage from our U.S. mobile audience and Latin American user base,
●	our beliefs regarding myYearbook’s web and mobile products potential growth in Latin American markets and establishing the foundation for growth in markets outside of the Americas,
●	our beliefs regarding our products and services and our ability to leverage the growth of social media,
●	our expectations from our budgeted capital expenditures, and
●	our beliefs regarding our liquidity and working capital.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the "Risk Factors" under Item 1A. of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-26.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e).  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2011 has been audited by Salberg & Co. P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

As permitted by the rules of SEC, management’s report on internal controls did not include myYearbook.

Changes in Internal Control Over Financial Reporting

Except as discussed below, during our most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  On November 10, 2011, the Company completed the acquisition of myYearbook. The Company is currently integrating policies, processes, people, technology, and operations for the combined company. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this Item 10 of Form 10-K that is found in our 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) is incorporated by reference to our 2012 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Quepasa corporate website at www.quepasacorp.com/investors/governance/.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference in our 2012 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference in our 2012 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference in our 2012 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference in our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits.  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2012.

QUEPASA CORPRATION

By:	/s/ John Abbott
John Abbott
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael Matte	Chief Financial Officer	March 13, 2012
Michael Matte	(Principal Financial Officer)

/s/ John Abbott	Chairman of the Board of Directors	March 13, 2012
John Abbott

Director
Alonso Ancira

/s/ Lars Batista	Director	March 13, 2012
Lars Batista

/s/ Geoffrey Cook	Director	March 13, 2012
Geoffrey Cook

/s/ Ernesto Cruz	Director	March 13, 2012
Ernesto Cruz

/s/ Terry Herndon	Director	March 13, 2012
Terry Herndon

/s/ Malcolm Jozoff	Director	March 13, 2012
Malcolm Jozoff

/s/ Richard Lewis	Director	March 13, 2012
Richard Lewis

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.3	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan	S-8
10.3	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.4	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.5	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.6	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.7	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.8	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.9	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.10	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.11	Jim Bugden Employment Agreement**	S-4	8/11/11	10.21
10.12	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.13	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.14	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.15	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.16	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.17	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.18	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.19	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.20	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.21	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.22	Form of Employee Option Agreement				Filed
10.23	Form of Executive Option Agreement (in Lieu of Cash Compensation)	10-Q	11/12/10	10.3
10.24	Form of Executive Option Agreement	10-Q	11/12/10	10.4
10.25	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.26	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.27	Loan and Security Agreement dated November 21, 2008*				Filed
10.28	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*				Filed
10.29	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*				Filed
10.30	Loan and Security Agreement dated December 13, 2010*				Filed
10.31	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*				Filed

21.1	List of Subsidiaries	Filed
23.1	Consent of Salberg & Company, P.A.	Filed
31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906) ***	Furnished
101.INS	XBRL Instance Document	****
101.SCH	XBRL Taxonomy Extension Schema Document	****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	****

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

** Management contract or compensatory plan or arrangement.

*** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

****Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Quepasa Corporation

We have audited the accompanying consolidated balance sheets of Quepasa Corporation and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. We also have audited Quepasa Corporation and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quepasa Corporation and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Quepasa Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 13, 2012

 QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$8,271,787	$13,546,572
Accounts receivable, net of allowance of $270,210 and $16,000, at December 31, 2011 and 2010, respectively	10,436,067	1,361,024
Notes receivable - current portion, including $559 and $3,633 of accrued interest, at December 31, 2011 and 2010, respectively	169,955	314,221
Prepaid expenses and other current assets	1,089,665	113,841
Restricted cash	275,000	275,000
Total current assets	20,242,474	15,610,658

Goodwill, net	73,048,084	-
Intangible assets, net	8,568,170	-
Property and equipment, net	4,408,694	645,728
Notes receivable - long-term portion	-	156,079
Other assets	537,274	40,324
Total assets	$106,804,696	$16,452,789

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,054,851	$286,990
Accrued expenses and other liabilities	2,018,730	414,249
Deferred revenue	246,347	-
Accrued dividends	169,455	278,750
Unearned grant income	9,040	12,364
Current portion of long-term debt	2,405,191	-
Total current liabilities	6,903,614	992,353

Notes and loans payable, net of discount	9,255,508	6,272,545
Total liabilities	16,159,122	7,264,898

Commitments and Contingencies (see Note 9)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares:
Convertible preferred stock Series A, $.001 par value; authorized - 1,000,000 shares; 25,000 shares issued and outstanding at December 31, 2010, Liquidation preference of $2,500,000	-	25
Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at December 31, 2011.	1,000	-
Common stock, $.001 par value; authorized - 100,000,000 shares; 36,145,084 and 15,287,280 shares issued and outstanding at December 31, 2011 and 2010, respectively	36,146	15,287
Additional paid-in capital	269,974,789	175,276,319
Accumulated deficit	(178,903,412)	(166,096,889)
Accumulated other comprehensive loss	(462,949)	(6,851)
Total stockholders’ equity	90,645,574	9,187,891
Total liabilities and stockholders’ equity	$106,804,696	$16,452,789

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2011	2010

Revenues	$11,850,852	$6,054,141
Operating Costs and Expenses:
Sales and marketing	1,885,998	891,980
Product development and content	9,525,068	4,774,694
Games expenses	1,553,450	-
General and administrative	6,599,020	6,123,083
Depreciation and amortization	1,097,867	319,779
Acquisition and restructuring costs	1,948,432	-
Loss on impairment of goodwill	1,409,127	-
Total Operating Costs and Expenses	24,018,962	12,109,536
Loss from Operations	(12,168,110)	(6,055,395)
Other Income (Expense):
Interest income	57,265	6,229
Interest expense	(657,184)	(603,609)
Other income (expense), net	2,211	2,125
Total Other Income (Expense)	(597,708)	(595,255)
Loss Before Income Taxes	(12,765,818)	(6,650,650)
Income taxes	-	-
Net Loss	$(12,765,818)	$(6,650,650)
Preferred stock dividends	(40,705)	(111,500)
Net Loss Allocable To Common Shareholders	$(12,806,523)	$(6,762,150)

Net Loss Per Common Share Allocable To Common Shareholders, Basic and Diluted	$(0.67)	$(0.52)

Weighted Average Number of Shares Outstanding, Basic and Diluted:	19,092,121	13,117,845

Net Loss	$(12,765,818)	$(6,650,650)
Foreign currency translation adjustment	(456,098)	(796)
Comprehensive Loss	$(13,221,916)	$(6,651,446)

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)
Vesting of stock options for compensation					$5,574,536			5,574,536
Issuance of (cancellation) common stock for professional services			6,600	7	26,327			26,334
Issuance of common stock for cash, net of offering costs			1,753,329	1,753	12,630,604			12,632,357
Re-pricing of warrants					147,813			147,813
Issuance of warrants					116,286			116,286
Exercise of stock options			784,240	784	1,355,387			1,356,171
Preferred stock dividends						(111,500)		(111,500)
Foreign currency translation adjustment							(796)	(796)
Net loss						(6,650,650)		(6,650,650)
Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options for compensation					4,169,236			4,169,236
Vesting of warrants					178,903			178,903
Issuance of common stock for the acquisition of Quepasa Games			348,723	349	2,730,152			2,730,501
Contingent issuance of common stock for the acquisition of Quepasa Games					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Issuance of preferred stock for cash	2,000,000	2,000			9,998,000			10,000,000
Issuance of common stock for conversion of preferred stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)			-
Issuance of common stock for cash			716,246	716	2,556,284			2,557,000
Issuance of common stock for the acquisition of Insider Guides, Inc.			16,999,943	17,000	72,062,761			72,079,761
Exercise of stock options			811,016	812	1,282,841			1,283,653
Exercise of warrants			165,000	165	742,335			742,500
Preferred stock dividends						(40,705)		(40,705)
Foreign currency translation adjustment							(456,098)	(456,098)
Net loss						(12,765,818)		(12,765,818)
Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,765,818)	$(6,650,650)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	1,409,127	-
Depreciation and amortization	1,097,867	319,779
Repricing of warrants	-	147,813
Vesting of stock options for compensation	4,169,236	5,574,536
Vesting of warrants	178,903	-
Issuance of warrants	-	116,286
Issuance (cancellation) of common stock for professional services	-	26,334
Grant income	(2,164)	(1,446)
Bad debt expense (recovery)	272,614	(22,529)
Amortization of discounts on notes payable and debt issuance costs	291,405	291,409
Changes in operating assets and liabilities:
Accounts receivable	(1,868,568)	(1,027,714)
Prepaid expenses, other current assets, and other assets	(234,003)	76,231
Restricted cash	-	(275,000)
Accounts payable and accrued expenses	(559,264)	715,150
Deferred revenue	268,317	-
Net cash used in operating activities	(7,742,348)	(709,801)
Cash flows from investing activities:
Acquisition of Insider Guides, Inc.	(10,684,025)	-
Acquisition of Quepasa Games	(500,000)
Purchase of property and equipment	(587,353)	(542,959)
Loan payments from BRC	80,604
Advance to Hollywood Creations	(40,000)	(216,667)
Net cash used in investing activities	(11,730,774)	(759,626)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,026,153	1,356,171
Net proceeds from the issuance of common stock	2,557,000	12,632,357
Net proceeds from the issuance of convertible preferred stock	10,000,000	-
Payments of dividends	(150,000)
Payments on long-term debt	(219,411)	-
Net cash provided by financing activities	14,213,742	13,988,528
Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(5,259,380)	12,519,101
Effect of foreign currency exchange rate on cash	(15,405)	(796)
Net increase (decrease) in cash and cash equivalents	(5,274,785)	12,518,305
Cash and cash equivalents at beginning of year	13,546,572	1,028,267
Cash and cash equivalents at end of year	$8,271,787	$13,546,572

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52,221	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$40,705	$111,500

See notes to consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Quepasa Corporation, (the “Company” or “Quepasa”), was incorporated in Nevada in June 1997.  On December 6, 2011, the Company changed its legal domicile to Delaware. The Company is a social media technology company which owns and operates Quepasa.com and myYearbook.com. Quepasa is a social network discovery company that makes meeting new people fun through social games and application, monetized through both advertising and virtual currency.  Quepasa owns and operates two primary social network discovery platforms, the North American platform myYearbook and the Latin American platform Quepasa (collectively the “Quepasa Platforms”).  In addition to myYearbook and Quepasa, the Company operates Quepasa Games, a cross platform social game development studio.  In 2011 and 2010, the Company’s revenues were generated from advertising, the DSM contest platform, website development, games internally developed and distributed to ours and other sites, third party developed games introduced to the site, virtual currency, and royalty revenue.

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

The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011.  On July 14, 2011 XtFt’s name was changed to Quepasa Games S/S Ltda (“Quepasa Games”).  The Company’s wholly owned Brazilian based subsidiary, Quepasa Games, manages game development and creation of intellectual properties.  On November 10, 2011, the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc., doing business as myYearbook.com (“myYearbook”) closed a Merger under which myYearbook merged with and into Merger Sub (the “Merger”).  Insider Guides, Inc. operates a social networking website, www.myyearbook.com, open to people of all ages, with a concentration of members between the ages of 13 and 24.  As Merger consideration, the security holders of myYearbook securities received approximately $18 million in cash and approximately 17 million shares of Quepasa common stock (not including cash for fractional shares).   Following the Merger, Merger Sub changed its name to Insider Guides, Inc.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), Quepasa Games S/S Ltda (from March 2, 2011), and Insider Guides, Inc. (from November 10, 2011).   All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions we invest with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010 approximated $5.8 million and $13.2 million, respectively.

Accounts Receivable — Trade

We extend credit on a non-collateralized basis primarily to customers who are located in the United States and Mexico. We perform periodic credit evaluations of our customers’ financial condition as part of our decision to provide credit terms. We maintain an allowance for potential credit losses based on historical experience and other information available to management. The fees associated with advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between tracking systems, resulting in discounts on some payments.  We maintain an allowance for potential discounts based on historical experience and other information available to management.

Notes Receivable

We have entered into loan agreements with several entities as part of an ongoing effort to provide additional content and revenue streams to the website. The portion of notes receivable due within twelve months of the balance sheet date is classified as current.  In accordance with GAAP, we review our notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the receivable. During the year ended December 31, 2011, a note receivable of $216,667 was deemed uncollectible, was written off and the bad debt expense was included in general and administrative expense.  No impairment occurred during the year ended December 31, 2010.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Restricted Cash

We are required by state laws to hold funds for certain DSM contests in separate trust accounts that require written notice from the state to be released.  Restricted cash is classified as current when the restriction is expected to lift within twelve months of the balance sheet date.

Consolidated Statement of Cash Flows – Supplemental Disclosure

Non-cash investing activities:

On March 2, 2011, the following assets and liabilities of Quepasa Games were acquired:

Goodwill	$3,772,792
Property and equipment	106,626
Other assets	170,843
Total assets acquired	4,050,261
Accounts payable and accrued liabilities	(341,010)
Total liabilities assumed	(341,010)
Issuance of common stock, 348,723 shares	2,730,501
Contingent issuance of common stock for acquisition	978,750

On November 10, 2011, the following assets and liabilities of Insider Guides, Inc. were acquired:

Goodwill	$59,961,662
Intangible assets	8,889,994
Accounts receivable	7,207,685
Property and equipment	3,650,119
Other assets	1,257,263
Total assets acquired	80,966,723
Accounts payable and accrued liabilities	(3,878,238)
Notes payable	(5,008,724)
Total liabilities assumed	(8,886,962)
Issuance of common stock, 16,999,943 shares	72,079,761

Goodwill

Goodwill represents the excess of the Company’s purchase prices of Insider Guides, Inc. and Quepasa Games (formerly known as XtFt Games S/S Ltda), over the fair values of the respective identifiable assets acquired and liabilities assumed.  Goodwill is not amortized. For the 2011 acquisitions, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses. During the year ended December 31, 2011 the Company recorded approximately $1.4 million impairment charges related to goodwill.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising relationships and mobile applications, and customer contracts recorded at fair value from the acquisition of Insider Guides, Inc. and Quepasa Games.  Amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Trademarks	5 years
Domain names	5 years
Applications, purchased and internally developed	5 years
Advertising relationships	3 years

Customer contracts are amortized using the straight-line method over the term of the individual contracts. Amortization expense was $519,466 for the years ended December 31, 2011.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily consist of prepaid support and service contracts and rent, debt issue costs and deposits. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Software	2 to 3 years
Servers and Computer equipment	3 to 5 years
Vehicles	4 to 5 years
Office furniture and equipment	5 to 10 years
Other equipment	3 to 13 years

Leasehold improvements are amortized using the straight-line method over the term of the individual lease.  Depreciation expense was $578,401 and $319,779 for the years ended December 31, 2011 and 2010, respectively.

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.  No asset impairment occurred during the years ended December 31, 2011 and 2010.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the estimated lives and playing periods that we use for games revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of the discount on notes payable, valuation of equity instruments granted for services, valuation of re-pricing of warrants, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment and the measurement and accrual of restructuring costs.  Actual results could differ from those estimates.

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

During the years ended December 31, 2011 and 2010, we executed three contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA,”) which owns Mexicans & American Trading Together, Inc. (“MATT Inc.”), which qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM technology, with multiple delivery dates from June through December 2010.  The third was a $3.0 million contract to develop the “Job of Your Dreams” (El Empleo de tus Suenos) campaign using our DSM technology, with multiple delivery dates from March 2011 through December 2011.  The revenue from these contracts is allocated between DSM and website development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and click through rate that other advertising would require to generate similar engagements, since the DSM technology is a relatively new concept we developed. The selling price for website development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources.

During the year ended December 31, 2011 and 2010, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the years ended December 31, 2011 and 2010, our revenue was generated from six principal sources: revenue earned from the sale of DSM campaigns, website development services and advertising on our websites, games, virtual currency and royalty revenue.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 35% and 74% of our revenue came from DSM campaigns both during the years ended December 30, 2011 and 2010, respectively.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 1% and 20% of our revenue came from website development during the year ended December 31, 2011 and 2010, respectively.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites myYearbook.com and Quepasa.com. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 46% and 4% of our revenue came from advertising during the year ended December 31, 2011 and 2010, respectively.

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

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on a gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the website hosting fees, advertising, marketing, administrative and payment services fees, and foreign taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as an agent in these transactions.  Approximately 9% of our revenue came from games during the year ended December 31, 2011.  No significant game revenue was generated during the year ended December 31, 2010.

Virtual Currency:  Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, credits on myYearbook, and “VIP” subscriptions and revenue is recognized as the products are consumed.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. Approximately 9% of our revenue came from virtual currency revenues during the year ended December 31, 2011. No significant virtual currency revenue was generated during the year ended December 31, 2010.

Royalty Revenue:  Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  Less than one percent of our revenue came from royalty revenues during the years ended December 31, 2011 and 2010.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits and share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwith and content delivery fees, and internet game development and maintenance costs, are charged to expense as incurred.

Acquisition and Restructuring Costs

Acquisition and restructuring costs, include costs incurred related to the business acquisitions made by the Company and costs incurred in conjunction with the restructuring of the Company’s business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process.  During November 2011, management announced plans to restructure certain business processes that included consolidation of development offices and closure of duplicative facilities.  Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the closure of our Los Angeles office.  We incurred acquisition and restructuring costs of $1,948,432 during the year ended December 31, 2011.  No acquisition and restructuring costs were incurred during the year ended December 31, 2010.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in GAAP to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss.

Net Loss per Share

The Company computes and presents earnings or losses per share in accordance with FASB ASC Topic 260, Earnings per share.  Basic earnings or losses per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings or loss per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,
	2011	2010
Stock options	9,611,931	7,236,111
Warrants	4,200,000	4,465,000
Series A-1 convertible preferred stock	1,479,949	-
Totals	15,291,880	11,701,111

Significant Customers and Concentration of Credit Risk

During 2011, two customers comprised 36% and 14% of total revenues. During 2010, two customers comprised 82% and 13% of total revenues.

Six customers comprised 47% of total accounts receivable as of December 31, 2011.  One customer comprised 90% of total accounts receivable as of December 31, 2010.

Leases

In accordance with GAAP, we perform a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, we will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and(or) is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 2—Business Acquisitions

On March 2, 2011, we completed a Stock Purchase Agreement (the “Agreement”) with XtFt, the owner of substantially all of the assets and business of TechFront Desenvolvimento de Software S/S Ltda, a Brazilian company (“TechFront”). The Company acquired XtFt to obtain its game development expertise and existing and future intellectual properties. On July 14, 2011 XtFt’s name was changed to Quepasa Games.

We acquired all of the outstanding equity interests of XtFt.  The shares issued to XtFt’s owners were calculated contractually based on $3,700,000 of our common stock (348,723 shares) at $10.61 per share which was based on the average closing price per share for the 10 trading days prior to the date of closing the Agreement. The acquisition date value of the shares issued of $2,730,501 was calculated using the fair market value of the 348,723 shares, at $7.83, the closing price of our common stock on the acquisition date.  The prior owners of XtFt were eligible to receive a potential earn out fee of 250,000 shares of our common stock based on Quepasa Games achieving specific performance milestones.  Because the 2011 milestones were not met, the prior owners of XtFt forfeited one-third of the earn-out or 83,334 shares.  See Note 4 relating to 2012 performance. An additional cost of acquisition of $978,750 for the contingent earn out provision was calculated using the fair market value of the probable shares to be granted based on the terms of the Agreement at a price per share valued at the date of acquisition.

In connection with the Agreement, on February 1, 2011, we entered into a Secured Revolving Line of Credit Agreement (“Credit Agreement”) with TechFront and agreed to lend up to $500,000.  Advances under the Credit Agreement may be used to pay off certain Techfront loans specified in the Agreement.  The secured revolving line of credit shall become due and payable on February 1, 2017.  The Credit Agreement is secured by certain U.S. and Brazilian Trademarks of TechFront.  Prior to the acquisition date, $500,000 was advanced to TechFront under the Credit Agreement.  The collectability of this amount was deemed by management to be doubtful immediately upon the date of the first advance and therefore in substance was deemed to be an additional cost of the acquisition.

The purchase price was allocated first to record identifiable assets and liabilities at fair value and the remainder to goodwill as follows:

Property and equipment	$119,760
Other assets	191,887
Total assets acquired	311,647
Accounts payable and accrued liabilities	(383,014)
Total liabilities assumed	(383,014)
Goodwill	4,280,618
Total purchase price	$4,209,251

The Company incurred approximately $368,000 of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games that were expensed as incurred and classified as acquisition and restructuring costs during the year ended December 31, 2011.

On November 10, 2011, the Company, Merger Sub, and Insider Guides, Inc., closed the merger.  Insider Guides operates the myYearbook.com platform. The Company and Insider Guides Inc. had similar focus on social discovery, social gaming, virtual goods and brand advertising and could capitalize on combined business strengths. As Merger consideration, the security holders of myYearbook received approximately $18 million in cash and approximately 17 million shares of Quepasa common stock (not including cash for fractional shares).  Following the Merger, Merger Sub changed its name to Insider Guides, Inc.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The purchase price was allocated first to record identifiable assets and liabilities at fair value and the remainder to goodwill as follows:

Goodwill	$70,646,036
Intangible assets	8,889,994
Cash and cash equivalents	7,315,783
Accounts receivable	7,207,685
Property and equipment	3,650,119
Other assets	1,257,263
Total assets acquired	98,966,880
Accounts payable, accrued and other liabilities	(3,878,238)
Notes payable	(5,008,724)
Total liabilities assumed	(8,886,962)
Total purchase price	$90,079,918

The Company incurred approximately $1.2 million of investment banking, legal and professional fees, proxy printing and filing fees and travel costs during the acquisition of Insider Guides, Inc. that were expensed as incurred and classified as acquisition and restructuring costs during the year ended December 31, 2011.

The amounts of  revenues and net losses from Insider Guides, Inc. and Quepasa Games included in the Company’s consolidated statement of operations for the year ended December 31, 2011, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisitions had they occurred January 1, 2010 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

Insider Guides, Inc. actual for the period November 10, 2011 to December 31, 2011	$5,709,194	$1,003,411
Quepasa Games actual for the period March 2, 2011 to December 31, 2011	$1,154,489	$(3,049,058)

Supplemental unaudited consolidated pro forma information for the year ended December 31, 2010	$30,944,817	$(7,391,384)

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

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

As a result of the Settlement and the Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice.  Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.

On September 20, 2010, we entered into a Note Purchase Agreement with Hollywood Creations, Inc. (“Hollywood”) and agreed to lend Hollywood $650,000 in three separate equal installments.  This agreement relates to an arrangement for Quepasa’s exclusive right and license to market and distribute games developed by Hollywood to Quepasa end users.  Those rights will be subject to a revenue sharing agreement. Each loan will be evidenced by a 6% Convertible Promissory Note due one year from the date of issuance (“Note”).   The Note may be converted under certain circumstances. In the year ended December 31, 2010, we lent the first $216,667 installment and Hollywood issued us a Note due on September 20, 2011. In February 2011, we made another $40,000 advance due September 2011.   In October, 2011 we deemed the Note uncollectible and we charged the note receivable and related accrued interest of $271,404 to bad debt expense.

Notes receivable consist of the following:

	December 31, 2011	December 31, 2010

Notes Receivable BRC	$169,396	$250,000
Accrued Interest	559	-
Notes Receivable Hollywood Creations	-	216,667
Accrued Interest	-	3,633
Total Notes Receivable, including accrued interest	$169,955	$470,300

Notes Receivable, current portion	$169,955	$314,221
Notes Receivable, long-term portion	-	156,079
Total Notes Receivable	$169,955	$470,300

Note 4—Goodwill

Goodwill represents the fair value of the intangible assets, not subject to amortization, from the acquisitions of Quepasa Games and Insider Guides, Inc.  At December 31, 2011, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than respective carrying amounts of the acquired subsidiaries pursuant to ASC 350 Intangibles, Goodwill and Other.  After evaluation of Quepasa Games’ performance the period ended December 31, 2011 and projected 2012 performance, management determined that Quepasa Games could not achieve the performance necessary for the earn-out provision of the stock-purchase agreement and would require an impairment adjustment.  A valuation of the Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of the Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million. The translated value of goodwill for Quepasa Games will vary at each reporting period due to changes in the foreign exchange rates.

Management’s assessment of the events and circumstance since the acquisition of Insider Guides, Inc. shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2011.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Goodwill consists of the following:

Goodwill, opening balance January 1, 2011	$-
Addition:
Goodwill, Quepasa Games	3,811,175
Goodwill, Insider Guides, Inc.	70,646,036
74,457,211
Less accumulated impairment losses	(1,409,127)
Total Goodwill—net	$73,048,084

Loss on impairment of goodwill was $1,409,127 for the year ended December 31, 2011.

Note 5—Intangible Assets

Intangible assets consist of the following:

December 31, 2011

Trademark and domain names	$5,999,994
Advertising relationships	1,165,000
Mobile applications	1,725,000
Contracts	170,843
9,060,837
Less accumulated amortization	(492,667)
Intangibles assets—net	$8,568,170

Annual amortization expense for the Company's intangible assets is as follows:

2012	1,933,730
2013	1,933,332
2014	1,868,610
2015	1,544,999
2016	1,287,499
Total	$8,568,170

Note 6—Property and Equipment

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010

Servers and computer equipment	$6,550,899	$2,338,831
Vehicle	16,180	18,248
Office furniture and equipment	176,174	133,217
Leasehold Improvements	58,935	-
Other equipment	8,459	9,540
	6,810,647	2,499,836
Less accumulated depreciation	(2,401,953)	(1,854,108)
Property and equipment—net	$4,408,694	$645,728

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 7— Loans and Notes Payable

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between Quepasa and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $13,505 and $16,320 at December 31, 2011 and 2010 respectively and is included in other assets. MATT note payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Note Payable, face amount	$5,000,000	$5,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(1,341,692)
Termination of Jet Rights	(878,942)	(878,942)
Accumulated Amortization	1,000,574	746,250
Total Discounts	(1,220,060)	(1,474,384)
Accrued Interest	877,132	654,133
MATT Note Payable, net	$4,657,072	$4,179,749

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $8,233 and $10,182 at December 31, 2011 and 2010 respectively and is included in other assets. RSI note payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Note Payable, face amount	$2,000,000	$2,000,000
Discounts on Notes:
Revaluation of Warrants	(263,690)	(263,690)
Accumulated Amortization	127,152	94,833
Total Discounts	(136,538)	(168,857)
Accrued Interest	350,853	261,653
RSI Notes Payable, net	$2,214,315	$2,092,796

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, Inc., the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014.  Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan is due April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at  a fixed interest rate of 12.50% per annum, and the loan is due June 2013.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following is a schedule of the loans and notes payable at December 31, 2011.

	Original	Interest
	Borrowings	Rates	December 31, 2011
Growth Term Loans:
LSA2	$97,500	12.50%	$290,960
Equipment Term Loans:
SLSA	2,500,000	12.60%	272,172
S2LSA	2,500,000	12.50%	1,336,342
LSA2	8,607	12.50%	2,889,838
	$5,106,107		4,789,312

Loans payable - current portion			$2,405,191

Loans payable - long term portion			2,384,121
MATT Note payable	5,000,000	4.46%	5,000,000
RSI Note payable	2,000,000	4.46%	2,000,000
			9,384,121
Add: Accrued interest			1,227,985
Less: unamortized discount			(1,356,598)
Total notes payable - long term portion			$9,255,508

The following is a schedule of the aggregate maturities of the loans payable and subordinated notes including accrued interest:

Years ending December 31:

2012	$2,405,191
2013	1,903,368
2014	480,753
2015	-
2016	8,227,985
Total	$13,017,297

Note 8—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31, 2011	December 31, 2010

Accrued expenses	$1,224,584	$191,293
Accrued employee benefits	528,428	222,956
Accrued restructuring costs	195,202	-
Prepaid advertising and deferred subscription revenue	70,516	-
Accrued expenses and other liabilities	$2,018,730	$414,249

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 9—Commitments and Contingencies

Operating Leases

We lease our operating facilities in the United State of America, Mexico, and Brazil under operating leases and accordingly rent is expensed as incurred. Future minimum lease payments under these leases as of December 31, 2011 are as follows:

2012	$1,571,258
2013	730,133
2014	455,807
2015	450,749
2016	457,119
Thereafter	114,981
$3,780,047

Rent expense under these leases was $410,506 and $129,151 for the years ended December 31, 2011 and 2010, respectively.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that the NYAG’s inquiry was preempted by federal law in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices. We chose to cooperate fully with the NYAG, supplied documents we believed directly relevant, and made certain changes to our email practices to address the NYAG’s specific concerns.  We believe the NYAG has concluded his investigation and will take no further action, and we are currently negotiating a settlement agreement.  However, we cannot make assurances that we will reach our anticipated closure with the NYAG or that other regulators will not challenge aspects of our business.  In such event, defending this or any other action could cause us to incur substantial expenses and divert our management’s attention.  Any such defense, or change in our marketing or other practices could reduce our future revenues and increase our costs, and adversely affect our future operating results.

On August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  The complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation.  The Company has investigated the Plaintiff’s claims and believes they have no merit.  Accordingly, the Company has filed motions to dismiss and for summary judgment.

On September 8, 2011, the Company received a complaint filed with the Equal Employment Opportunity Commission (“EEOC”) by a former employee alleging sexual discrimination by the Company.  The Company filed a written response denying the allegations and on November 15, 2011, engaged in mediation that ended in an impasse.  The EEOC has not taken any further action on this complaint.  The Company believes the plaintiff’s claims are without merit.

On September 15, 2011, FotoMedia Technologies, LLC (“FotoMedia”) sued Insider Guides, Inc. (“IG”) and four other defendant companies in the United States District Court for the District of Delaware for infringement of certain patents relating to digital photo-sharing.  FotoMedia alleged that IG infringed five of six separate patents that FotoMedia owned.  On November 21, 2011, IG and two other defendants filed a motion to dismiss the case for failure to state a claim upon which relief could be granted.   On December 22, 2011, prior to any ruling on the motion to dismiss, FotoMedia filed a Notice of Dismissal Without Prejudice with the Court.  Accordingly, the action was dismissed without prejudice as of such date.

On November 18, 2011, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and its Chief Executive Officer never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Company intends to defend against these claims vigorously.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations.  Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office closures.  Employee relocation expenses, contractual employee severance costs of approximately $221,000, approximately $97,000 of remaining lease and contract obligations for the closure of Los Angeles office, and $33,000 of related travel costs were expensed as incurred and classified as acquisition and restructuring costs.  Approximately $195,000 of restructuring costs were accrued at December 31, 2011. The severance cost of payments requiring future service was measured at December 31, 2011 totaling approximately $550,000 and will be amortized over the expected service period during 2012.

Note 10—Common Stock

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

On March 2, 2011, the Company shares issued 348,723 common shares to XtFt’s owners (currently known as Quepasa Games) in connection with the acquisition of all of the outstanding equity interests of XtFt (see Note 2). The Company issued 336,927 shares of common in connection with the conversion of preferred stock on May 12, 2011 (see Note 11).  On November 9, 2011, our shareholders approved an increase in the Company’s authorized common stock from 50 million to 100 million shares. On November 10, 2011, the Company issued 1,479,949 common shares upon the conversion of the Series A preferred stock (see Note 11).  On November 10, 2011, the Company issued 16,999,943 shares of common stock to the owners of Insider Guides, Inc. in connection with the closing of the Merger (see Note 2).  On November 10, 2011 and November 15, 2011, in connection with the closing of the Merger, the Company sold 436,134 and 280,112, respectively, shares of common stock to four shareholders for $2,557,000.  The Company issued 811,016 and 784,240 shares of common stock in connection with the exercises of stock options during the years ended December 31, 2011 and 2010, respectively (see Note 12).  During the year ended December 31, 2011, the Company issued 165,000 common shares in connections with the exercises of warrants (see Note 13).

Note 11—Convertible Preferred Stock

On June 30, 2008, we entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, we issued the Organization 25,000 shares of Series A Preferred Stock, par value $0.001, (the “Original Series A”). Dividends on the Original Series A accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value ($100 per share) and were cumulative. Accrued dividends were $169,455 and $278,750 at December 31, 2011 and 2010, respectively. On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion.  On August 22, 2011 and November 28, 2011, $100,000 and $50,000, respectively, partial dividend payments were made to the Organization.

On September 20, 2011, the Company amended the rights and preferences of the Original Series A (“Series A”).  The Company sold 1,000,000 shares of new Series A convertible preferred for $5,000,000 to Harvest Small Cap Partners Master, LTD and Harvest Small Cap Partners, LP, (“Harvest’).  The new Series A were convertible at a conversion price  per share based on the following: the lower of (i) $3.5785 or (ii), if the Merger of Quepasa and myYearbook closes, the lower of (A) 85% of the closing price of Quepasa’s common stock on the closing date of the Merger or (B) 85% of the volume weighted average price during the 20 trading days ending with the date of the closing of the Merger.  On November 10, 2011, Harvest converted the Series A into 1,479,949 shares of Quepasa’s common stock, at a purchase price per share of approximately $3.38.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) MATT Inc. for $5,000,000.  MATT Inc. was an existing shareholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of Quepasa’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on as converted basis.

Note 12—Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2011 and 2010, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Share-based compensation expense for the year ended December 31, 2011 and 2010 includes incremental share-based compensation expense as follows:

	For the years ended December 31,
	2011	2010

Sales and marketing	$567,380	$412,183
Product development and content	1,077,863	918,844
General and administrative	2,702,896	4,533,942
Total stock-based compensation	$4,348,139	$5,864,969

We recognized stock-based compensation expense for the vesting of options of $4,169,236 and $5,864,969 for the year ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $16,463,999 in total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, our Board of Directors and stockholders approved amendments to the 2006 Plan to authorize the issuances of 4,000,000 additional shares of common stock.  As of December 31, 2011, there were 2,166,451 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended December 31, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010 (1)	7,236,111	$1.63
Granted	3,283,500	$5.02
Exercised (2)	(811,016)	$1.65
Forfeited or expired (3)	(539,702)	$3.74
Outstanding at December 31, 2011 (4)	9,168,893	$2.70	7.5	$ 11,862,786
Exercisable at December 31, 2011 (5)	3,423,908	$1.43	6.3	$ 11,828,152

____________
(1)	Includes 272,198 outstanding options to purchase common stock at a weighted average exercise price of $2.62 per share being held by consultants.
(2)	Includes 125,834 options to purchase common stock at a weighted average exercise price of $1.23 per share being held by consultants.
(3)	Includes 7,500 options to purchase common stock at a weighted average exercise price of $8.25 per share being held by consultants.
(4)	Includes 138,864 outstanding options to purchase common stock at a weighted average exercise price of $3.58 per share being held by consultants.
(5)	Includes 59,051 exercisable options to purchase common stock at a weighted average exercise price of $2.90 per share being held by consultants.

The weighted-average grant date fair value of options granted during the years 2011 and 2010 was $3.50 and $$4.24, respectively.  The total intrinsic value of options exercised during 2011 and 2010 was $4,917,989 and $2,198,675, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended
	December 31,
	2011	2010
Risk-free interest rate:	1.31%	1.86%
Expected term:	6.0 Years	5.8 Years
Expected dividend yield:	-	-
Expected volatility:	83%	89%

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2011 is as follows:

			Weighted
			Average
	Number of	Weighted-	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Life	Value
Outstanding at December 31, 2010	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2011	443,038	$1.34	7.9	$877,215
Exercisable at December 31, 2011	443,038	$1.34	7.9	$877,215

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

Note 13—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2011 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 7. The Series 2 and Series 3 warrants were still outstanding at December 31, 2011 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  The warrant re-pricing resulted in a $147,813 of stock compensation expense recognized in general and administrative expenses on the accompanying statement of operations.  The Series 2 and Series 3 warrants were still outstanding at December 31, 2011 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, (see Note 7). These warrants expire in October 2016 and were still outstanding as of December 31, 2011. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the year ended December 31, 2011 warrants to purchase 165,000 shares were exercised.  No warrants to purchase shares were outstanding and exercisable on December 31, 2011.
The fair value of these warrants of $178,903 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the year ended December 31, 2011 is as follows:

Outstanding at December 31, 2010	4,465,000
Granted	—
Exercised	(165,000)
Expired	(100,000)
Outstanding at December 31, 2011	4,200,000
Exercisable at December 31, 2011	4,200,000

We recognized stock-based compensation expense for consulting services for the vesting of warrants of $178,903 and $0 for the year ended December 31, 2011 and 2010, respectively.

Note 14—Income Taxes

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

At December 31, 2011, the Company had net operating loss carryforwards of approximately $126,476,000 related to U.S. federal and state jurisdictions. Utilization of the net operating loss carryforwards, which expire at various times starting in 2012 through 2031, may be subject to certain limitations under Section 382 of the Internal Revenue Code, as amended, and other limitations under state and foreign tax laws. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, tax years 2008, 2009, and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Actual income tax expense differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2011	2010
U.S. federal income tax at statutory rate	$(4,340,000)	$(2,261,000)
Nondeductible expenses	113,000	2,000
Exercise and forfeitures of stock based compensation	(1,298,000)	(290,000)
Change in valuation allowance	5,261,000	2,919,000
State tax benefit, net of federal provision (benefit)	(677,000)	(383,000)
Foreign subsidiary loss	419,000	14,000
Adjustment for business combinations	522,000	-
Other	-	(1,000)
Income Tax Expense	$-	$-

Significant components of the Company's deferred tax assets (liabilities) are approximately as follows:

	December 31, 2011	December 31, 2010
Net operating loss	$48,820,000	$42,333,000
Property and equipment	(2,999,000)	(92,000)
Stock options and warrants	7,916,000	6,871,000
Other	691,000	55,000
Total deferred tax assets	54,428,000	49,167,000
Valuation allowance	(54,428,000)	(49,167,000)
Net deferred tax assets	$-	$-

Note 15—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., our largest shareholder and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 7 – Notes and Loans Payable, Note 11 – Convertible Preferred Stock, and Note 13 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We earned approximately $4.2 and $3.7 million of DSM revenue and $120,000 and $1.2 million of website development revenue for the years ended December 31, 2011 and 2010, respectively, from AHMSA.  At December 31, 2011 and 2010, approximately $2 million and $1.2 million respectively of our accounts receivable were from AHMSA. We earned $0 and $800,000 of DSM revenue for the years ended December 31, 2011 and 2010, respectively, from MATT Inc. on behalf of the Municipalities of Acapulco, Cozumel and Ixtapa in Mexico without commission or fees.

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock to MATT Inc. for $5,000,000.

In connection with our December 21, 2010 private placement, MATT Inc. purchased 333,333 shares and Malcolm Jozoff, an outside director, purchased 6,666 shares of our Company’s stock on the same terms and conditions as other investors.

QUEPASA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 16—Subsequent Events

Quepasa Corporation and its wholly owned subsidiary, Insider Guides, legally merged as of January 1, 2012.

On January 18, 2012, the Company paid $100,000 to the Organization as a partial dividend payment.  See Note 11.

On January 20, 2012, the Company executed a non-cancelable master lease agreement for $1.5 million with Dell Financial Services for the purchase or lease of equipment for our data centers.  As of February 28, 2012, there was no outstanding balance on the master lease.

On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional bank borrowing of $3 million and indebtedness for leased office equipment of $3 million.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.