Form 10-Q
period 2012-03-31
QUEPASA CORP
filed 2012-05-08
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-33105

Quepasa Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0879433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Union Square Drive New Hope, Pennsylvania	18938
(Address of principal executive offices)	(Zip Code)

Registrants telephone number: (215) 862-1162

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

Large accelerated filer ☐                                                                                                     Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒                                           No  ☐

Class	Outstanding as of May 8, 2012
Common Stock, $0.001 par value per share	36,267,297 shares

QUEPASA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$8,019,180	$8,271,787
Accounts receivable, net of allowance of $300,210 and $270,210, at March 31, 2012 and December 31, 2011, respectively	11,093,372	10,436,067
Notes receivable - current portion, including $3,053 and $559 of accrued interest, at March 31, 2012 and December 31, 2011, respectively	172,449	169,955
Prepaid expenses and other current assets	1,001,701	1,089,665
Restricted cash	-	275,000
Total current assets	20,286,702	20,242,474

Goodwill, net	73,102,675	73,048,084
Intangible assets, net	8,094,556	8,568,170
Property and equipment, net	4,517,842	4,408,694
Other assets	524,109	537,274
Total assets	$106,525,884	$106,804,696

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,073,659	$2,054,851
Accrued expenses and other liabilities	2,181,133	1,948,214
Deferred revenue	411,395	316,863
Accrued dividends	69,455	169,455
Unearned grant income	9,358	9,040
Current portion of long-term debt	2,493,349	2,405,191
Total current liabilities	7,238,349	6,903,614

Long term debt, net of discount	9,123,760	9,255,508
Total liabilities	16,362,109	16,159,122

Commitments and Contingencies (see Note 8)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares:
Convertible preferred stock Series A, $.001 par value; authorized - 1,000,000 shares; no shares issued and outstanding at March 31, 2012, Liquidation preference of $2,500,000	-	-
Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011.	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 36,251,277 and 36,145,084 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36,252	36,146
Additional paid-in capital	271,299,509	269,974,789
Accumulated deficit	(180,762,070)	(178,903,412)
Accumulated other comprehensive loss	(410,916)	(462,949)
Total stockholders’ equity	90,163,775	90,645,574
Total liabilities and stockholders’ equity	$106,525,884	$106,804,696

See notes to unaudited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$10,803,180	$2,243,564
Operating Costs and Expenses:
Sales and marketing	1,766,396	353,327
Product development and content	6,738,022	1,813,279
Games expenses	536,081	-
General and administrative	2,131,912	929,043
Depreciation and amortization	907,399	136,460
Acquisition and restructuring costs	290,067	367,751
Total Operating Costs and Expenses	12,369,877	3,599,860
Loss from Operations	(1,566,697)	(1,356,296)
Other Income (Expense):
Interest income	5,574	16,560
Interest expense	(298,068)	(149,986)
Other income (expense), net	533	596
Total Other Income (Expense)	(291,961)	(132,830)
Loss Before Income Taxes	(1,858,658)	(1,489,126)
Income taxes	-	-
Net Loss	$(1,858,658)	$(1,489,126)
Preferred stock dividends	-	(27,875)
Net Loss Allocable To Common Shareholders	$(1,858,658)	$(1,517,001)

Net Loss Per Common Share Allocable To Common Shareholders, Basic and Diluted	$(0.05)	$(0.10)

Weighted Average Number of Shares Outstanding, Basic and Diluted:	36,189,173	15,662,232

Net Loss	$(1,858,658)	$(1,489,126)
Foreign currency translation adjustment	52,033	31,474
Comprehensive Loss	$(1,806,625)	$(1,457,652)

See notes to unaudited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891

Vesting of stock options for compensation					4,169,236			4,169,236
Vesting of warrants					178,903			178,903
Issuance of common stock for the acquisition of Quepasa Games			348,723	349	2,730,152			2,730,501
Contingent issuance of stock for the acquisition of Quepasa Games					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Issuance of preferred stock for cash	2,000,000	2,000			9,998,000			10,000,000
Issuance of common stock for conversion of preferred stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)			-
Issuance of common stock for cash			716,246	716	2,556,284			2,557,000
Issuance of common stock for the acquisition of Insider Guides, Inc.			16,999,943	17,000	72,062,761			72,079,761
Exercise of stock options			811,016	812	1,282,841			1,283,653
Exercise of warrants			165,000	165	742,335			742,500
Preferred stock dividends						(40,705)		(40,705)
Foreign currency translation adjustment							(456,098)	(456,098)
Net loss						(12,765,818)		(12,765,818)
Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation					1,036,061			1,036,061
Exercise of stock options			106,193	106	288,659			288,765
Foreign currency translation adjustment							52,033	52,033
Net loss						(1,858,658)		(1,858,658)
Balance— March 31, 2012	1,000,000	$1,000	36,251,277	$36,252	$271,299,509	$(180,762,070)	$(410,916)	$90,163,775

See notes to unaudited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,858,658)	$(1,489,126)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	907,399	136,460
Vesting of stock options for compensation	1,036,061	694,331
Vesting of warrants	-	178,903
Grant income	(533)	-
Bad debt expense (recovery)	30,000	(3,568)
Amortization of discounts on notes payable and debt issuance costs	72,653	71,854
Changes in operating assets and liabilities:
Accounts receivable	(687,522)	(1,176,867)
Prepaid expenses, other current assets, and other assets	98,654	14,878
Restricted cash	275,000	-
Accounts payable and accrued expenses	354,910	(17,087)
Deferred revenue	94,532
Net cash provided (used) by operating activities	322,496	(1,590,222)
Cash flows from investing activities:
Acquisition of Quepasa Games	-	(500,000)
Purchase of property and equipment	(527,625)	(71,205)
Purchase of trademarks	(10,000)	-
Advance to Hollywood Creations	-	(40,000)
Net cash provided (used) by investing activities	(537,625)	(611,205)
Cash flows from financing activities:
Proceeds from exercise of stock options	288,765	995,501
Proceeds from capital lease financing agreements	450,957	-
Payments of dividends	(100,000)	-
Payments on long-term debt	(684,001)	-
Net cash provided (used) by financing activities	(44,279)	995,501
Cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(259,408)	(1,205,926)
Effect of foreign currency exchange rate on cash	6,801	(6,044)
Net increase (decrease) in cash and cash equivalents	(252,607)	(1,211,970)
Cash and cash equivalents at beginning of the period	8,271,787	13,546,572
Cash and cash equivalents at end of period	$8,019,180	$12,334,602

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$220,227	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued and charged to accumulated deficit	$-	$27,875

See notes to unaudited consolidated financial statements.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Quepasa Corporation, (the “Company” or “Quepasa”), was incorporated in Nevada in June 1997.  On December 6, 2011, the Company changed its legal domicile to Delaware. The Company is a social media technology company which owns and operates Quepasa.com and myYearbook.com. Quepasa is a social network discovery company that makes meeting new people fun through social games and applications, monetized through both advertising and virtual currency.  Quepasa owns and operates two primary social network discovery platforms, the North American platform myYearbook and the Latin American platform Quepasa (collectively the “Quepasa Platforms”).  In addition to myYearbook and Quepasa, the Company operates Quepasa Games, a cross platform social game development studio.  In 2012 and 2011, the Company’s revenues were generated from advertising, the DSM contest platform, website development, games internally developed and distributed to ours and other sites, third party developed games introduced to the site, virtual currency, and royalty revenue.

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

Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s 2011 Annual Report filed with the SEC on Form 10-K, on March 14, 2012.

The consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, including normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim periods. The results reported in these condensed consolidated financial statements for the interim periods should not be taken as indicative of results that may be expected for the entire year.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  $504,841 for hosting, software licenses, production office rent, health insurance, staffing services, foreign subsidiary administrative expenses, and acquisition costs related the acquisition of Quepasa Games were reclassified from general and administrative expense to acquisition and restructuring costs, product development and content expense, and sales and marketing expenses for the three months ended March 31, 2011.  Prepaid advertising and deferred subscription revenue of $70,516 was reclassified from accrued liabilities to deferred revenue for the December 31, 2011 balance sheet.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the estimated lives and playing periods that we use for games revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of the discount on notes payable, valuation of equity instruments granted for services, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment and the measurement and accrual of restructuring costs.  Actual results could differ from those estimates

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions we invest with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at March 31, 2012 and December 31, 2011 approximated $3.9 million and $5.8 million, respectively.

Restricted Cash

We were required by state laws to hold funds for certain DSM contests in separate trust accounts that required written notice from the state to be released.  Restricted cash is classified as current when the restriction is expected to lift within twelve months of the balance sheet date. The restricted cash balances were released and transferred to the cash and cash equivalents in March 2012, upon receipt of written notice of the completion of the DSM contests completion.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Goodwill

Goodwill represents the excess of the Company’s purchase prices of Insider Guides, Inc. and Quepasa Games (formerly known as XtFt Games S/S Ltda), over the fair values of the respective identifiable assets acquired and liabilities assumed.  Goodwill is not amortized. For the 2011 acquisitions, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses. During the year ended December 31, 2011 the Company recorded approximately $1.4 million impairment charges related to goodwill. No impairment occurred during the three months ended March 31, 2012.

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.  No asset impairment occurred during the three months ended March 31, 2012 and 2011.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Significant Customers and Concentration of Credit Risk

During the three months ended March 31, 2012, two customers comprised 47% of total revenues. During the three months ended March 31, 2011 one customer comprised 93% total revenues.  Six customers comprised 55 % and 47% of total accounts receivable as of March 31, 2012 and December 31, 2011, respectively.

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,	December 31,
	2012	2011
Stock options	9,585,908	9,611,931
Warrants	4,200,000	4,200,000
Series A-1 convertible preferred stock	1,479,949	1,479,949
Totals	15,265,857	15,291,880

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

During the years ended December 31, 2011 and 2010, we executed three contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns Mexicans & American Trading Together, Inc. (“MATT Inc.”), which qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The third was a $3.0 million contract to develop the “Job of Your Dreams” (El Empleo de tus Suenos) campaign using our DSM technology, with multiple delivery dates from March 2011 through December 2011.  The revenue from these contracts is allocated between DSM and website development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and click through rate that other advertising would require to generate similar engagements, since the DSM technology is a relatively new concept we developed. The selling price for website development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources.

During the three months ended March 31, 2012 and 2011, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

Our revenue is generated from six principal sources: revenue earned from the sale of advertising on our websites, games, virtual currency products, DSM campaigns, website development services, and royalty revenue.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites myYearbook.com and Quepasa.com. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 63% and 3% of our revenue came from advertising during the three months ended March 31, 2012 and 2011, respectively.

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

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on a gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the website hosting fees, advertising, marketing, administrative and payment services fees, and foreign taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as an agent in these transactions.  Approximately 4% of our revenue came from games during the three months ended March 31, 2012.  No significant game revenue was generated during the three months ended March 31, 2011.

Virtual Currency:  Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, credits on myYearbook, and “VIP” subscriptions and revenue is recognized as the products are consumed.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. Approximately 33% of our revenue came from virtual currency revenues during the three months ended March 31, 2012. No significant virtual currency revenue was generated during the three months ended March 31, 2011.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 0% and 92% of our revenue came from DSM campaigns both during the three months ended March 31, 2012 and 2011, respectively.  Effective November 2011 with the merger of myYearbook, the DSM product became a part of Social Theater, a cross platform, virtual currency product.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 0 % and 3% of our revenue came from website development during the three months ended March 31, 2012 and 2011, respectively.

Royalty Revenue:  Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  One percent or less of our revenue came from royalty revenues during the three months ended March 31, 2012 and 2011.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
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

The Company incurred approximately $368,000 of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games that were expensed as incurred and classified as acquisition and restructuring costs during the three months ended March 31, 2011.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Notes receivable consist of the following:

	March 31, 2012	December 31, 2011

Notes Receivable BRC	$169,396	$169,396
Accrued Interest	3,053	559
Notes Receivable Hollywood Creations	-	-
Accrued Interest	-	-
Total Notes Receivable, including accrued interest	$172,449	$169,955

Notes Receivable, current portion	$172,449	$169,955
Notes Receivable, long-term portion	-	-
Total Notes Receivable	$172,449	$169,955

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

Management’s assessment of the events and circumstance since the acquisition of Insider Guides, Inc. shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2011.  No impairment to goodwill occurred during the three months ended March 31, 2012.

Goodwill consists of the following:

Goodwill, opening balance January 1, 2011	$-
Addition: in 2011
Goodwill, Quepasa Games	3,897,792
Goodwill, Insider Guides, Inc.	70,646,036
74,543,828
Less accumulated impairment losses in 2011	(1,441,153)
Total Goodwill—net, March 31, 2012	$73,102,675

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Note 5—Intangible Assets

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011

Trademark and domain names	$6,009,994	$5,999,994
Advertising relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
Contracts	174,726	170,843
	9,074,720	9,060,837
Less accumulated amortization	(980,164)	(492,667)
Intangibles assets—net	$8,094,556	$8,568,170

Note 6—Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011

Servers and computer equipment and software	$6,817,883	$6,550,899
Vehicle	17,691	16,180
Office furniture and equipment	189,688	176,174
Leasehold Improvements	329,781	58,935
Other equipment	9,249	8,459
	7,364,292	6,810,647
Less accumulated depreciation	(2,846,450)	(2,401,953)
Property and equipment—net	$4,517,842	$4,408,694

Note 7— Long-term Debt

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in Quepasa and Quepasa issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between Quepasa and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $12,803 and $13,505 at March 31, 2012 and December 31, 2011 respectively and is included in other assets. MATT note payable consisted of the following:

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011
Notes Payable, face amount	$5,000,000	$5,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(1,341,692)
Termination of Jet Rights	(878,942)	(878,942)
Accumulated Amortization	1,063,980	1,000,574
Total Discounts	(1,156,654)	(1,220,060)
Accrued Interest	932,883	877,132
MATT Note Payable, net	$4,776,229	$4,657,072

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in Quepasa and Quepasa issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $7,748 and $8,233 at March 31, 2012 and December 31, 2011 respectively and is included in other assets.

RSI note payable consisted of the following:

	March 31, 2012	December 31, 2011
Notes Payable, face amount	$2,000,000	$2,000,000
Discounts on Notes:
Revaluation of Warrants	(263,690)	(263,690)
Accumulated Amortization	135,210	127,152
Total Discounts	(128,480)	(136,538)
Accrued Interest	373,153	350,853
RSI Notes Payable, net	$2,244,673	$2,214,315

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, Inc., the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014.  Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan is due April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at  a fixed interest rate of 12.50% per annum, and the loan is due June 2013.  On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional bank borrowing of $3 million and indebtedness for leased office equipment of $3 million.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.  At March 31, 2012, the Company was in compliance with the amended loans payable and security agreements debt covenants.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease financing agreements for $1.5 million with Dell Financial Services, and $500,000 with HP Financial Services for the purchase or lease of equipment for our data centers.  Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.9% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively in January and March 2015.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

The following is a schedule of the long term debt:

	Original Borrowings	Interest Rates	March 31, 2012	December 31, 2011
Growth Term Loans:
LSA2	$97,500	12.50%	$251,546	$290,960
Equipment Term Loans:
SLSA	2,500,000	12.60%	99,354	272,172
S2LSA	2,500,000	12.50%	1,133,510	1,336,342
LSA2	8,607	12.50%	2,620,900	2,889,838
	$5,106,107		4,105,310	4,789,312

Capital Leases	1,500,000	4.5%-7.36%	$397,550	-
	500,000	7.90%	$53,408	-
	$2,000,000		450,958	-
Add: Accrued interest			39,939	-
			490,897	-

Loans payable - current portion			2,285,610	2,405,191
Capital lease - current portion			207,739
Long term debt - current portion			$2,493,349	$2,405,191

Loans payable - long term portion			1,819,700	2,384,121
MATT Note payable	5,000,000	4.46%	5,000,000	5,000,000
RSI Note payable	2,000,000	4.46%	2,000,000	2,000,000
			8,819,700	9,384,121
Add: Accrued interest			1,306,036	1,227,985
Less: unamortized discount			(1,285,134)	(1,356,598)
Total notes payable - long term portion			8,840,602	9,255,508
Capital lease - long term portion			283,158	-
Long term debt			$9,123,760	$9,255,508

Note 8—Commitments and Contingencies

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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

On August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  On March 30, 2012, the Plaintiff filed an amended complaint in the United States District Court for the Southern District of Florida to add two additional defendants to the case.  The amended complaint alleges that the Company and the other defendants sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation.  The Company has investigated the Plaintiff’s claims and believes they have no merit with respect to the Company.  Accordingly, the Company has filed motions to dismiss and for summary judgment.

On September 8, 2011, the Company received complaint filed with the Equal Employment Opportunity Commission (“EEOC”) by a former employee alleging sexual discrimination by the Company in the period following her voluntary resignation from the Company.  The Company filed a written response denying the allegations and on November 15, 2011, engaged in mediation that ended in an impasse.  The EEOC has not taken any further action on this complaint.  The Company believes the plaintiff’s claims are without merit.

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

On November 18, 2011, Jeffrey Valdez, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and John Abbott, its Chief Executive Officer, never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Court has granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement.  The Court also dismissed the claim against Mr. Abbott.  The Company intends to defend against the remaining claims vigorously.

 Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations.  Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office closures.  Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. Accrued restructuring expenses were approximately $382,977 and $195,202 at March 31, 2012, and December 31, 2011, respectively. The severance cost of payments requiring future service was measured at March 31, 2012 and December 31, 2011 totaling approximately $345,000 and $550,000, respectively, and will be amortized over the expected service period during 2012.

Note 9—Convertible Preferred Stock

On June 30, 2008, we entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, we issued the Organization 25,000 shares of Series A Preferred Stock, par value $0.001, (the “Original Series A”). Dividends on the Original Series A accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value ($100 per share) and were cumulative. Accrued dividends were $169,455 and $278,750 at December 31, 2011 and 2010, respectively. On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion.  On August 22, 2011, November 28, 2011, and January 18, 2012 $100,000, $50,000, and $100,000 respectively, partial dividend payments were made to the Organization.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

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

Note 10—Common Stock

The Company issued 106,193 shares of common stock in connection with the exercises of stock options for the proceeds of approximately $289,000 during the three months ended March 31, 2012 (see Note 11).  On March 2, 2011, the Company shares issued 348,723 common shares to XtFt’s owners (currently known as Quepasa Games) in connection with the acquisition of all of the outstanding equity interests of XtFt (see Note 2).

Note 11—Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2012 and 2011, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Stock based compensation expense for the three months ended March 31, 2012 and 2011 includes incremental share-based compensation expense as follows:

	For the three months ended March 31,
	2012	2011

Sales and marketing	$68,487	$142,071
Product development and content	468,845	188,619
General and administrative	498,729	542,544
Total stock-based compensation	$1,036,061	$873,234

We recognized stock-based compensation expense for the vesting of options of $1,036,061 and $873,234 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was approximately $8.9 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

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

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, our Board of Directors and stockholders approved amendments to the 2006 Plan to authorize the issuances of 4,000,000 additional shares of common stock.  As of March 31, 2012, there were approximately 2,100,000 shares of common stock available for grant under the 2006 Plan.  Pursuant to the terms of the 2006 Plan, eligible individuals may be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Incentive Plan during the year ended March 31, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011 (1)	9,168,893	$2.70
Granted	302,500	$3.00
Exercised	(106,193)	$2.72
Forfeited or expired	(222,330)	$4.82
Outstanding at March 31, 2012 (1)	9,142,870	$2.69	7.3	$18,787,275
Exercisable at March 31, 2012 (2)	6,024,308	$1.71	6.1	$17,668,201

(1)	Includes 138,864 outstanding options to purchase common stock at a weighted average exercise price of $3.58 per share being held by consultants.
(2)	Includes 88,701 exercisable options to purchase common stock at a weighted average exercise price of $2.97 per share being held by consultants.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $191,831 and $856,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended March 31,
	2012	2011
Risk-free interest rate:	0.89%	2.17%
Expected term:	5.8 Years	5.9 Years
Expected dividend yield:	-	-
Expected volatility:	85%	80%

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2012	443,038	$1.34	7.6	$877,215
Exercisable at March 31, 2012	443,038	$1.34	7.6	$877,215

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

Note 12—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2011 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 7. The Series 2 and Series 3 warrants were still outstanding at March 31, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were still outstanding at March 31, 2012 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6.08 years
Expected dividend yield:	—
Expected volatility:	105.68%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, (see Note 7). These warrants expire in October 2016 and were still outstanding as of March 31, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the year ended December 31, 2011 warrants to purchase 165,000 shares were exercised.  No warrants to purchase shares were outstanding and exercisable on March 31, 2012.

The fair value of these warrants of $178,903 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations for 2011.

Risk-free interest rate:	0.87%
Expected term:	3.0 years
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the three months ended March 31, 2012 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	4,200,000	$2.98
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2012	4,200,000	$2.98
Exercisable at March 31, 2012	4,200,000	$2.98

Note 13—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., a principal shareholder and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA, Note 7 – Notes and Loans Payable, Note 9 – Convertible Preferred Stock, and Note 12 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We earned approximately $0 and $ 2 million of DSM revenue and $0 and $70,000 of website development revenue for the three months ended March 31, 2012 and 2011, respectively, from AHMSA.  We earned $2 million and $0 of Social Theater revenue for the three months ended March 31, 2012 and 2011, respectively, from MATT Inc. At March 31, 2012 and December 31, 2011, approximately $4 million and $2 million respectively of our combined accounts receivable were from AHMSA and MATT Inc.

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock to MATT Inc. for $5,000,000.

In connection with our December 21, 2010 private placement, MATT Inc. purchased 333,333 shares and Malcolm Jozoff, an outside director, purchased 6,666 shares of our Company’s stock on the same terms and conditions as other investors.

Note 14—Subsequent Events

In April 2012, the Company's Compensation Committee approved the 2012 Omnibus Incentive Plan ("New Plan"), subject to shareholder approval. The New Plan authorizes the issuance of 5,700,000 shares (which includes approximately 2,700,000 previously approved by our shareholders).  If the New Plan is approved, no awards will be granted under the 2006 Plan.  For a further description of the New Plan, see the Proxy Statement filed with the SEC on April 30, 2012.

QUEPASA CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the three months ended March 31, 2012
(Unaudited)

In April 2012, the Company's Compensation Committee approved the compensation of the Company's non-employee directors.  For their service on the Board, each non-employee director will receive: (i) an annual retainer of $25,000; (ii) additional retainer fees of $6,000 for the Audit Committee Chairperson, $5,000 for the Compensation Committee Chairperson and $2,000 for the Governance Committee Chairperson; (iii) additional retainer fees of $6,000 for Audit Committee members, $5,000 for Compensation Committee members and $1,000 for Governance Committee members; and (iv) annual equity compensation of 18,500 stock options vesting monthly over one year which will be granted immediately following the Company's 2012 Annual Meeting (subject to being re-elected).

In April 2012, the HP Financial Service master lease financing limit was increased to $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section entitled “Risk Factors,” located in Part II, Item 1A of this report.

Company Overview

Our mission is to be the best place to meet new people. We develop mobile and web platforms to make meeting people fun through social games and apps. Our social graph is not the people you know but the people you want to know.  We believe the ubiquity of the smart phone and emergence of social networks will fundamentally transform how people discover one another and make relationships in a mobile-first world.

Highlights for 2012 included:

•	As of March 31, 2012 registered users increased to 81.5 million, up from 78.1 million reported at the end of the fourth quarter of 2011.
•
Page views totaled 9.6 billion in the first quarter of 2012, sequentially up from 5.43 billion reported in the fourth quarter of 2011, and up from the 605 million page views in the same period of 2011.

•	Visits totaled 336.9 million in the first quarter 2012, sequentially up from the 192.5 million reported in the fourth quarter of 2011, and up from the 63.5 million visits in the same period of 2011.
•	The Company announced the future consolidation of websites and rebranding as MeetMe.

Trends in Our Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views.  We define an MAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the last month of measurement. We define a mobile MAU as a user who accesses our sites by a mobile app or by mobile-optimized versions of our website, whether on a mobile phone or tablet such as the iPad during the period of measurement.  A visit represents the number of times that an MAU came to the site for a distinct session over the measurement period.  A pageview is a page that an MAU views during a visit. As of March 31, 2012, we had 1.5 million mobile MAUs and 5.8 million web MAUs, as compared 0 mobile MAUs and 5.9 million web MAUs at March 31, 2011, an overall increase of 23% attributable to mobile MAU growth.  Our mobile MAU growth was also driven by product enhancements across several mobile platforms. For example, we improved our product offering on feature phones and we launched the myYearbook app for the iPad in December 2011.   Improving our mobile products and increasing mobile usage of Facebook are key priorities that we believe are critical to help us maintain and grow our user base and engagement over the long term. We expect global consumers will continue to increase the amount of time they spend and the information they share and consume through mobile devices.

We currently display ads to users who access our site via mobile apps. We believe that people around the world will continue to increase their use of site from mobile devices, and that some of this mobile usage has been and will continue to be a substitute for use through personal computers. Currently approximately 60% of myYearbook’s daily active users access the site on mobile devices.

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

Our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display. We make ongoing product changes intended to enhance the user experience. In 2012, we continue to make significant investments in our technical infrastructure to ensure that our growing user base can access the site rapidly and reliably.

Our employee headcount continues to increase and we expect this growth to continue for the foreseeable future. We have also made and intend to make our primary objective to hire additional software engineers, product designers, and other personnel with certain technology expertise.

Concentration of Credit Risk

During the three months ended March 31, 2012, two customers comprised 47% of total revenues. During the three months ended March 31, 2011 one customer comprised 93% total revenues.  Six customers comprised 55 % and 47% of total accounts receivable as of March 31, 2012 and December 31, 2011, respectively

Critical Accounting Policies, Judgments and Estimates

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

Revenue Sources and Recognition

During the three months ended March 31, 2012 and 2011, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the three months ended March 31, 2012 and 2011, our revenue was generated from six principal sources: revenue earned from the sale of advertising on our websites, games, virtual currency, DSM campaigns, website development service and royalty revenue.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites myYearbook.com and Quepasa.com. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 63% and 3% of our revenue came from advertising during the three months ended March 31, 2012 and 2011, respectively.

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

As the Company controls the game process and acts as a principal in the transaction, revenue for internally developed games is recognized on a gross basis from sales proceeds reported by pay aggregators which are net of payment rejections, charge-backs and reversals. The related games costs including the website hosting fees, advertising, marketing, administrative and payment services fees, and foreign taxes are recorded as cost of sales. The revenue from third party developed games is recorded net of revenue sharing payments and costs to the third party as the Company is considered to be acting as an agent in these transactions.  Approximately 4% of our revenue came from games during the three months ended March 31, 2012.  No significant game revenue was generated during the three months ended March 31, 2011.

Virtual Currency:  Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, credits on myYearbook, and “VIP” subscriptions and revenue is recognized as the products are consumed.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. Approximately 33% of our revenue came from virtual currency revenues during the three months ended March 31, 2012. No significant virtual currency revenue was generated during the three months ended March 31, 2011.

DSM Revenues: We recognize DSM revenues over the period of the contest or as the services are provided.  Approximately 0% and 92% of our revenue came from DSM campaigns both during the three months ended March 31, 2012 and 2011, respectively.  Effective November 2011 with the merger of myYearbook, the DSM product became a part of Social Theater, a cross platform, virtual currency product.

Website Development Revenue: We recognize website development revenues as the service is provided.  Approximately 0 % and 3% of our revenue came from website development during the three months ended March 31, 2012 and 2011, respectively.

Royalty Revenue:  Royalty revenue is generated as a percentage of product sales from certain partnership arrangements. We recognize royalty revenues on a net basis, as reported to us by third parties.  One percent or less of our revenue came from royalty revenues during the three months ended March 31, 2012 and 2011.

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

•
Acquisition and Restructuring Costs: Acquisition and restructuring costs include costs incurred related to the business acquisitions made by the Company and costs incurred in conjunction with the restructuring of the Company’s business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process. Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the office closures.

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

Comparison of the three months ended March 31, 2012 with the same period ended March 31, 2011

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the the three months ended March 31,
	2012	2011	Change ($)	Change (%)

REVENUES	$10,803,180	$2,243,564	$8,559,616	382%

OPERATING EXPENSES
Sales and marketing	1,766,396	353,327	1,413,069	400%
Product development and content	6,738,022	1,813,279	4,924,743	272%
Games expenses	536,081	-	536,081
General and administrative	2,131,912	929,043	1,202,869	129%
Depreciation and amortization	907,399	136,460	770,939	565%
Acquisition and restructuring costs	290,067	367,751	(77,684)	-21%
Operating Expenses	12,369,877	3,599,860	8,770,017	244%
LOSS FROM OPERATIONS	(1,566,697)	(1,356,296)	(210,401)	-16%

OTHER INCOME (EXPENSE):
Interest income	5,574	16,560	(10,986)	-66%
Interest expense	(298,068)	(149,986)	(148,082)	-100%
Other income	533	596	(63)	-11%
TOTAL OTHER INCOME (EXPENSE)	(291,961)	(132,830)	(159,131)	-120%

NET LOSS	$(1,858,658)	$(1,489,126)	$(369,532)	-25%

Revenues

Our revenues were $10,803,180 for the three months ended March 31, 2012, an increase of $8,559,616 or 382% compared to $2,243,564 for the same period in 2011.  The increase in revenues for the three months ended March 31, 2012 is primarily the result of increases of approximately $6.1 million and $624,000, respectively, in web and mobile advertising, $1.3 million in virtual currency products, and $417,000 of games revenues. We earned $2 million of social theater revenue for the three months ended March 31, 2012 from the Company’s principal shareholder, MATT Inc.  We earned approximately $2 million of DSM revenue and $70,000 of website development revenue for the three months ended March 31, 2011 from AHMSA, which owns MATT, Inc.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $1,413,069 to $1,766,396 for the three months ended March 31, 2012 from $353,327 in 2011.  The increases are primarily attributable to approximately $726,000 in sales and market salaries, related expenses and stock compensation costs, $531,000 marketing costs, and $156,000 of travel costs and office rent.  For the three months ended March 31, 2012, the Company had 23 person full-time sales and sales support staff located primarily in the New York and New Hope offices, an increase of 21 staff from 2011.

Product Development and Content: Product development and content expenses increased $4,924,743, to $6,738,022 for the three months ended March 31, 2012 from $1,813,279 in 2011.  Increased salary, related expenses and stock compensation of approximately $2.5 million accounted for 50% of the increase and $2.9 of additional data center cost and website support costs accounted for 50% of the increase.  The acquisition of myYearbook brought an additional website and data center.  For the three months ended March 31, 2012, the Company had an 84 person full-time and 8 part-time development staff located primarily in the New Hope office, and increase of 75 staff from 2011.

Games Expense:  For the three months ended March 31, 2012 games expense was $536,081.  The expense reflects the direct cost for website hosting fees, advertising, marketing, administrative and payment service fees and foreign taxes for the game.  There was no games expense in 2011.  The Wonderful City Rio game was launched in April of 2011.

General and Administrative: General and administrative expenses increased $1,202,869, to $2,131,912 for the three months ended March 31, 2012 from $929,043 for the same period in 2011.  The increases are primarily attributable to approximately $609,000 in salaries, related expenses and stock compensation costs, $121,000 insurance costs, $110,000 of travel costs, $79,000 professional fees, and $105,000 office rent, utilities and administrative costs.  For the three months ended March 31, 2012, the Company had a 14 person full-time executive and corporate staff located primarily in the New Hope and West Palm Beach offices, and increase of 9 staff from 2011.

Stock Based Compensation: Stock based compensation expense, included in the operating expense categories discussed above, increased $162,827  to $1,036,061 for the three months ended March 31, 2012 from $873,234 in 2011.  Stock based compensation expense represented 8% and 24% of operating expenses for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $8.9 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

	For the three months ended March 31,
	2012	2011	Changes ($)
Sales and marketing	68,487	142,071	(73,584)
Product and content development	468,845	188,619	280,226
General and administrative	498,729	542,544	(43,815)
Total Stock Based Compensation	1,036,061	873,234	162,827

Stock Based Compensation is composed of the following:

	For the three months ended March 31,
	2012	2011
Vesting of Stock Option	1,036,061	694,331
Vesting of Warrants	-	178,903
Total Stock Based Compensation	1,036,061	873,234

The amortization of prepaid expenses includes compensation for professional services in which the professionals vested in stock options prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and amortization expense:  Depreciation and amortization expense for the three months ended March 31, 2012 increased by $770,939.  The increase is primarily due to the depreciation and amortization of tangible and intangible assets associated with the acquisition of myYearbook and Quepasa Games.

Acquisition and Restructuring Costs: For the three months ended March 31, 2012 restructurings costs were $290,067 and include the accrual of employee exit costs and employee relocation costs. No acquisition costs were incurred during the three months ended March 31, 2012.  The Company incurred approximately $367,751 of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games during the three months ended March 31, 2011.  No restructuring costs were incurred during the three months ended March 31, 2011.

Liquidity and Capital Resources

	For the three months ended March 31,
	2012	2011
Net cash provided (used) by operating activities	322,496	(1,590,222)
Net cash used in investing activities	(537,625)	(611,205)
Net cash provided (used) by financing activities	(44,279)	995,501
	(259,408)	(1,205,926)

Net cash provided by operations was $322,496 for the three months ended March 31, 2012 compared to cash used by operations of $1,590,222 for the same time in 2011.  For the three months ended March 31, 2012, net cash provided by operations consisted primarily of a net loss of $1,858,658, offset by non-cash expenses of $907,399 of depreciation and amortization expense, $1,036,061 related to stock based compensation for the vesting of stock options, $72,653 in amortization of discounts on notes payable and debt issuance costs, $30,000 net write off of trade receivables and allowance adjustments.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $687,522 offset by a net decrease in prepaid expenses, other current assets and other assets of $98,654 and $275,000 in restricted cash, increases in accounts payable and accrued expenses of $354,910 and deferred revenue of $94,532.  For the three months ended March 31, 2011, net cash used by operations consisted primarily of a net loss of $1,489,126, offset by non-cash expenses of $136,460 of depreciation and amortization expenses and $694,331 related to stock based compensation for the vesting of stock options and $178,903 for vesting of warrants, and $71,854 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in operating activities.  These changes included increases in accounts receivable of $1,176,867 and a decrease of 17,087 in accounts payable and accrued expenses, offset by decrease in prepaid expenses, other current assets and other assets of $14,878.

Net cash used in investing activities in the three months ended March 31, 2012 of $537,625 was primarily attributable to net payments made for capital expenditures of $527,625 primarily for computer servers to increase capacity, improve performance, and provide redundant backup for content and $10,000 for the purchase of a trademark.  Net cash used in investing activities in the three months ended March 31, 2011 of $611,205 was primarily attributable to $500,000 payment made related to the acquisition of Quepasa Games, capital expenditures of $71,205 primarily for computer servers and we made a $40,000 loan disbursement to Hollywood Creations.

There was $44,279 cash used by financing activities for the three months ended March 31, 2012: $684,001 was attributable to payments on long term debt and a $100,000 dividend payment on preferred stock, offset by $450,957 of proceeds from capital lease financing agreements and $288,765 from the exercise of stock options.   Cash proceeds from the exercise of stock options were $995,501 for the three months ended March 31, 2011.

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$8,019,180	$8,271,787
Total assets	$106,525,884	$106,804,696
Percentage of total assets	8%	8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

Quepasa had a positive working capital of $13,048,353 and $13,338,860 at March 31, 2012 and December 31, 2011 respectively, which consisted primarily of trade receivables and cash.  We have budgeted capital expenditures of $2,542,500 for the remainder of 2012, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content. The potential severance payments, requiring future service were measured at March 31, 2012 and total approximately $342,000.

As of the date of the filing of this report, we have $7.2 million in cash and $10.4 million in accounts receivable.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as non-GAAP financial measures.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.  These non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of the Company nor is it intended to be predictive of potential future results.  Investors should not consider these non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

Adjusted EBITDA – Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes to our capitalization structure, acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA, like EBITDA, has inherent limitations because of the excluded items.

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

	For the three months ended March 31,
	2012	2011

Net Loss Allocable to Common Shareholders	$(1,858,658)	$(1,517,001)

Interest Expense	298,068	149,986
Depreciation and amortization	907,399	136,460
Stock based compensation expense	1,036,061	873,234
EBITDA (Loss)	382,870	(357,321)
Acquisition and restructuring	290,067	367,751
Adjusted EBITDA (Loss)	$672,937	$10,430

Bookings - Non-GAAP

The Company defines bookings as the total amount of revenue from the sale of virtual goods in our online games that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We record the sale of durable virtual goods as deferred revenue and then recognize revenue over the estimated average life of the purchased virtual goods or as virtual goods are consumed.  Bookings are calculated as revenue recognized in the period plus the change in deferred revenue during the period.  For additional discussion of the estimated average life of virtual goods, see Note 1 to our Consolidated Financial Statements – “Revenue Recognition Games”. The following table presents a reconciliation of bookings, a non-GAAP financial measure to Revenue, a GAAP financial measure for the three months ended March 31, 2012:

Reconciliation of Revenue to Bookings:

Games Revenue	$435,712
Change in deferred games revenue	22,471
Bookings	$458,183

New Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

●	Liquidity;
●	Capital Expenditures;
●	Growth of our business; and
●	Expectations regarding mobile usage.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include unexpected issues which could adversely affect usage on mobile devices and the willingness of our users to complete mobile offers or pay for virtual currency. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Brazilian Real and Mexican Pesos.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

There were no material changes in market risk during the three months ended March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective (as of the end of the period covered by this report) due to the material weaknesses in internal controls over financial reporting noted below.

(1) During the first quarter, the Company's Chief Operating Officer made material modification to payroll for 13 individuals without the knowledge of the Chief Executive Officer, or the Chief Financial Officer.  Failure to obtain the appropriate approvals for modification to payroll records could lead to misappropriation of the Company's funds through unauthorized payroll changes.

(2) Through our acquisition of myYearbook in November of 2011, certain payment processes were adopted as part of the integration of the financial systems as it relates to employee expense reimbursement.  A review of this process revealed that approximately 14 employees have Company issued credit cards.  There was no procedure in place to ensure that (i) expense reports were being completed for all charges, (ii) the expense reports were being reviewed for valid business use and (iii) there was appropriate approval of the charges prior to the payment of the card balances by the Company.  Failure to require and obtain accountability for expenditures could lead to misappropriation of the Company's funds.

Remediation of Material Weaknesses

(1)  We have implemented controls surrounding the processing of payroll changes that will ensure that no changes to the payroll systems can be made without the authorization of the Chief Financial Officer and Chief Executive Officer.  In addition, payroll adjustments will be performed annually and will be approved by the executive management committee prior to any changes being made to the payroll system.

(2) We have implemented an expense reporting system to provide accountability of the charges that are being made to the Company's credit cards through a new expense report preparation, review and approval process.  Failure to follow this new process will result in the loss of card privileges.

Changes in Internal Controls Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, other than those changes noted above required as remediation to the material weakness noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.  See Note 8 to the financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011, during the three months ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Quepasa Corporation

May 8, 2012	/s/ John Abbott
John Abbott
Chief Executive Officer
(Principal Executive Officer)

May 8, 2012	/s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.3	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan	S-8	7/1/11	4.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished **
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

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

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request therefore to Frederic Beckley, Quepasa Corporation, 100 Union Square Drive, New Hope, Pennsylvania, 18938.