Form 10-Q
period 2012-09-30
MeetMe, Inc.
filed 2012-11-09
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No ☒

Class	Outstanding as of November 9, 2012
Common Stock, $0.001 par value per share	36,994,505 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended and the nine months ended September 30, 2012 and 2011 (Unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 (Unaudited) and the year ended December 31, 2011	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	6
Condensed Notes to Unaudited Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 Quantitative and Qualitative Disclosures about Market Risk	38
Item 4 Controls and Procedures	38
PART II. OTHER INFORMATION	39
Item 1 Legal Proceedings	39
Item 1A Risk Factors	39
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3 Defaults Upon Senior Securities	39
Item 4 Mine Safety Disclosures	39
Item 5 Other Information	39
Item 6 Exhibits	39
SIGNATURES	40
INDEX TO EXHIBITS	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MEETME, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,476,042	$8,271,787
Accounts receivable, net of allowance of $521,510 and $270,210, at September 30, 2012 and December 31, 2011, respectively	14,914,123	10,293,752
Notes receivable - current portion, including $0 and $559 of accrued interest, at September 30, 2012 and December 31, 2011, respectively	125,365	169,955
Prepaid expenses and other current assets	1,094,585	1,082,184
Restricted cash	-	275,000
Current asset from discontinued operations	-	149,796
Total current assets	21,610,115	20,242,474

Goodwill, net	70,646,036	70,646,036
Goodwill and intangible assets from discontinued operations, net	-	2,402,446
Intangible assets, net	7,235,856	8,567,772
Property and equipment, net	5,138,170	4,318,619
Property and equipment from discontinued operations, net	-	90,075
Other assets	506,376	385,683
Other assets from discontinued operations	-	151,591
Total assets	$105,136,553	$106,804,696

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,922,739	$1,841,595
Accrued expenses and other liabilities	2,819,900	1,713,870
Current liabilities from discontinued operations	295,196	693,947
Deferred revenue	308,510	70,516
Accrued dividends	69,455	169,455
Unearned grant income	-	9,040
Current portion of long-term debt	2,593,552	2,405,191
Total current liabilities	10,009,352	6,903,614

Long term debt, net of discount	9,183,072	9,255,508
Total liabilities	19,192,424	16,159,122

Commitments and Contingencies (see Note 9)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares:
Convertible preferred stock Series A, $.001 par value; authorized - 1,000,000 shares; no shares issued and outstanding at September 30, 2012, Liquidation preference of $2,500,000	-	-
Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011.	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 36,590,190 and 36,145,084 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36,592	36,146
Additional paid-in capital	273,661,232	269,974,789
Accumulated deficit	(187,189,828)	(178,903,412)
Accumulated other comprehensive loss	(564,867)	(462,949)
Total stockholders’ equity	85,944,129	90,645,574
Total liabilities and stockholders’ equity	$105,136,553	$106,804,696

See notes to unaudited consolidated financial statements

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$11,598,432	$929,482	$35,049,022	$4,793,519
Operating Costs and Expenses:
Sales and marketing	2,656,955	328,118	6,099,594	955,964
Product development and content	7,883,987	1,515,499	22,605,195	4,575,294
General and administrative	2,001,950	774,342	6,325,796	2,624,613
Depreciation and amortization	1,025,421	96,943	2,888,960	276,634
Acquisition and restructuring costs	353,555	732,075	891,499	1,168,992
Total Operating Costs and Expenses	13,921,868	3,446,977	38,811,044	9,601,497
Loss from Operations	(2,323,436)	(2,517,495)	(3,762,022)	(4,807,978)
Other Income (Expense):
Interest income	3,866	15,426	13,758	49,460
Interest expense	(280,852)	(151,780)	(867,136)	(452,985)
Other income (expense), net	8,581	548	9,611	1,718
Total other income (expense)	(268,405)	(135,806)	(843,767)	(401,807)
Loss before income taxes	(2,591,841)	(2,653,301)	(4,605,789)	(5,209,785)
Income taxes	-	-	-	-
Net loss from continuing operations	$(2,591,841)	$(2,653,301)	$(4,605,789)	$(5,209,785)
Loss from discontinued operations, net of taxes	$-	$(859,511)	$(3,680,627)	$(2,098,762)
Net loss	$(2,591,841)	$(3,512,812)	$(8,286,416)	$(7,308,547)
Preferred stock dividends	-	-	-	(40,705)
Net Loss Allocable To Common Shareholders	$(2,591,841)	$(3,512,812)	$(8,286,416)	$(7,349,252)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.07)	$(0.17)	$(0.13)	$(0.32)
Discontinued operations	$-	$(0.05)	$(0.10)	$(0.13)
Basic and diluted net loss per common shareholders:	$(0.07)	$(0.22)	$(0.23)	$(0.45)
Weighted Average Number of Shares Outstanding, Basic and Diluted:	36,306,242	16,248,978	36,377,617	16,355,295

Net Loss	$(2,591,841)	$(3,512,812)	$(8,286,416)	$(7,349,252)
Foreign currency translation adjustment	(9,493)	213,296	(101,918)	244,770
Comprehensive Loss	$(2,601,334)	$(3,299,516)	$(8,388,334)	$(7,104,482)

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2012 (Unaudited) and the year ended December 31, 2011

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options for compensation					4,169,236			4,169,236
Vesting of warrants					178,903			178,903
Issuance of common stock for the acquisition of Quepasa Games			348,723	349	2,730,152			2,730,501
Contingent issuance of stock for the acquisition of Quepasa Games					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Issuance of preferred stock for cash	2,000,000	2,000			9,998,000			10,000,000
Issuance of common stock for conversion of preferred stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)			-
Issuance of common stock for cash			716,246	716	2,556,284			2,557,000
Issuance of common stock for the acquisition of Insider Guides, Inc.			16,999,943	17,000	72,062,761			72,079,761
Exercise of stock options			811,016	812	1,282,841			1,283,653
Exercise of warrants			165,000	165	742,335			742,500
Preferred stock dividends						(40,705)		(40,705)
Foreign currency translation adjustment							(456,098)	(456,098)
Net loss						(12,765,818)		(12,765,818)
Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation					3,056,661			3,056,661
Exercise of stock options			445,106	446	629,782			630,228
Foreign currency translation adjustment							(101,918)	(101,918)
Net loss						(8,286,416)		(8,286,416)
Balance—September 30, 2012	1,000,000	$1,000	36,590,190	$36,592	$273,661,232	$(187,189,828)	$(564,867)	$85,944,129

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(4,605,789)	$(5,209,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,888,960	276,634
Vesting of stock options for compensation	2,905,155	2,192,690
Vesting of warrants	-	178,903
Loss on disposal of property and equipment	11,038
Grant income	(9,556)	(1,678)
Bad debt expense (recovery)	251,300	(4,200)
Amortization of discounts on notes payable and debt issuance costs	218,757	217,954
Changes in operating assets and liabilities:
Accounts receivable	(4,873,176)	(1,563,132)
Prepaid expenses, other current assets, and other assets	(135,339)	(99,712)
Restricted cash	275,000	-
Accounts payable and accrued expenses	3,382,625	540,447
Deferred revenue	237,994	-
Net cash provided (used) by continuing operating activities	546,969	(3,471,879)
Net cash provided (used) by discontinued operations:	(1,203,178)	(1,447,699)
Net cash provided (used) by operating activities	(656,209)	(4,919,578)
Cash flows from investing activities:
Acquisition of Quepasa Games	-	(500,000)
Purchase of property and equipment	(492,041)	(162,976)
Purchase of trademarks	(125,000)	-
Loan payments from BRC	44,031	52,923
Advance to Hollywood Creations	-	(40,000)
Net cash provided (used) by investing activities	(573,010)	(650,053)
Cash flows from financing activities:
Proceeds from exercise of stock options	630,228	1,583,240
Net proceeds from the issuance of common stock	-	-
Net proceeds from the issuance of convertible preferred stock	-	5,000,000
Payments of capital leases	(237,569)	-
Payments of dividends	(100,000)	(100,000)
Payments on long-term debt	(1,854,651)	-
Net cash provided (used) by financing activities	(1,561,992)	6,483,240
Change in cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(2,791,211)	913,609
Effect of foreign currency exchange rate on cash	(4,534)	(11,234)
Net increase (decrease) in cash and cash equivalents	(2,795,745)	902,375
Cash and cash equivalents at beginning of the period	8,271,787	13,546,572
Cash and cash equivalents at end of period	$5,476,042	$14,448,947

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$563,826	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$1,758,816	$-
Preferred stock dividends accrued and charged to accumulated deficit	$-	$40,705

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc., (the “Company” or “MeetMe”), was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware.  Effective June 1, 2012, the Company and changed its name from Quepasa Corporation.  The Company is a social media technology company which owns and operates Meetme.com previously known as myYearbook.com and Quepasa.com which is transitioning to Meetme.com in the fourth quarter 2012. MeetMe is a social discovery network company that makes meeting new people fun through social games and applications, monetized through both advertising and virtual currency.  Meetme and Quepasa.com are collectively referred to in this Report as the “MeetMe Platforms”.

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

The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011.  On July 14, 2011, XtFt’s name was changed to Quepasa Games S/S Ltda (“Quepasa Games”).  The Company’s wholly owned Brazilian based subsidiary, Quepasa Games, managed game development and creation of intellectual properties. On June 30, 2012, the Company discontinued the games development business and creation of intellectual properties of Quepasa Games. On July 14, 2012 the corporate shell of Quepasa Games S/S Ltda was renamed MeetMe Online Brasil S/S Ltda and is focused on advertising sales in the new Sao Paolo, Brazil office.

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

Interim Financial Information

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012 and its statements of operations, comprehensive loss and cash flows for the nine months ended September 30, 2012.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s 2011 Annual Report filed with the SEC on Form 10-K, on March 14, 2012.

Principles of Consolidation

The consolidated financial statements include our accounts of MeetMe and  its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides, Inc. (from November 10, 2011 until its merger into MeetMe, Inc. on January 1, 2012).   All intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2012 the Company discontinued its game development and hosting operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  For the nine months ended September 30, 2011, approximately $840,000 for production office costs, staffing services, and acquisition costs related the acquisition of Quepasa Games and Insider Guides were reclassified from general and administrative expense to acquisition and restructuring costs, product development and content expense, and sales and marketing expenses.  Prepaid advertising and deferred subscription revenue of $70,516 was reclassified from accrued liabilities to deferred revenue for the December 31, 2011 balance sheet. Reclassification adjustments for discontinued operations were made to the balance sheets and statement of operations for the periods presented.

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions we invest with.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at September 30, 2012 and December 31, 2011 approximated $2.6 million and $5.5 million, respectively.

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

Goodwill

Goodwill represents the excess of the Company’s purchase prices of Insider Guides, Inc. and Quepasa Games (formerly known as XtFt Games S/S Ltda), over the fair values of the respective identifiable assets acquired and liabilities assumed.  Goodwill is not amortized. For the 2011 acquisitions, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Management performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses. During the nine months ended September 30, 2012 the Company recorded approximately $2.3 million goodwill impairment charges related to the discontinuance of Quepasa Games operations. During the year ended December 31, 2011 the Company recorded approximately $1.4 million impairment charges related to goodwill of Quepasa Games operations

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.  No asset impairment occurred during the nine months ended September 30, 2012 and 2011.

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

Significant Customers and Concentration of Credit Risk

During the nine months ended September 30, 2012, customers (1) and (2) comprised 17.1% and 24.2% of total revenues, respectively.  For the nine months ended September 30, 2011 customer (1), the Company's principal shareholder, MATT Inc., comprised 88% total revenues.  Six customers comprised 69 % and 47% of total accounts receivable as of September 30, 2012 and December 31, 2011, respectively.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	September 30,	December 31,
	2012	2011
Stock options	9,651,657	9,611,931
Warrants	4,200,000	4,200,000
Series A-1 convertible preferred stock	1,479,949	1,479,949
Totals	15,331,606	15,291,880

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

During the nine months ended September 30, 2012 and 2011, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

Our revenue is generated from two principal sources: revenue earned from the sale of advertising on our websites, and from virtual currency products.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 55% and 9% of our revenue came from advertising during the nine months ended September 30, 2012 and 2011, respectively.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Virtual Currency:  Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, Credits on MeetMe, and “VIP” subscriptions.  Revenue is recognized as the products are consumed.  The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. Effective November 2011 with the Merger of myYearbook, the DSM product became a part of Social Theater cross platform virtual currency product.  Approximately 45% of our revenue came from virtual currency revenues during the nine months ended September 30, 2012. Approximately 91% of our revenue came from Social Theater cross platform DSM campaigns during the nine months ended September 30, 2011.

In 2011, the Company’s revenues were generated from advertising, the DSM contest platform, website development, games internally developed and distributed, third party developed games introduced to the site, virtual currency, and royalty revenue.

Discontinued Operations from Quepasa Games

Game revenue was recognized when persuasive evidence of an arrangement exists, the sales price was fixed or determinable, collectability was reasonable assured, and the service has been rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation exists to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.  The virtual goods were categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods was recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, are recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, the Company considered the average playing period that the paying players typically play the game, to be 18 months. If we did not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for the specific game, we recognized revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the average playing period would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. As the Company controlled the game process and acted as a principal in the transaction, revenue for internally developed games was recognized on a gross basis from sales proceeds reported by pay aggregators which were net of payment rejections, charge-backs and reversals.

Games expenses represent the direct expenses for hosting, marketing, site fees, reporting and foreign taxes. Games product development and content expenses include salaries, benefits, and share-based compensation for our employees, utility charges, and production office costs, were charged to discontinuing operations as incurred. Game exit costs include severance costs of terminated employees and exit costs of office closures and were charged to discontinuing operations as incurred.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

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

The Company incurred approximately $381,000 of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games that were expensed as incurred and classified as acquisition and restructuring costs during the nine months ended September 30, 2011.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Games Revenues	$-	$539,615	$840,190	$760,792
Games Expenses	-	676,978	1,032,366	969,197
Product development and content	-	459,475	552,563	1,165,244
Depreciation and amortization	-	42,694	16,102	218,203
Exit costs	-		431,418
Loss on disposable of assets	-		48,084
Stock-based compensation	-	219,979	151,508	506,909
Loss on impairment of goodwill	-		2,288,776
Total	-	1,399,126	4,520,817	2,859,553
Loss from discontinued operations attributable to Quepasa Games	$-	$(859,511)	$(3,680,627)	$(2,098,761)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	September 30, 2012	December 31, 2011
Assets

Accounts receivable, prepaid and other current assets	$-	$149,796

Goodwill, net	-	2,402,446
Property and equipment, net	-	90,075
Other assets	-	151,591
Total assets of discontinued operations	$-	$2,793,908
Liabilities
Accounts payable and accrued expenses	$295,196	$693,947
Total current liabilities of discontinued operations	$295,196	$693,947

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

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

Notes receivable consist of the following:

	September 30, 2012	December 31, 2011

Notes Receivable BRC	$125,365	$169,396
Accrued Interest	-	559
Notes Receivable Hollywood Creations	-	-
Accrued Interest	-	-
Total Notes Receivable, including accrued interest	$125,365	$169,955

Notes Receivable, current portion	$125,365	$169,955
Notes Receivable, long-term portion	-	-
Total Notes Receivable	$125,365	$169,955

Note 5—Goodwill

Goodwill represents the fair value of the intangible assets, not subject to amortization, from the acquisitions of Quepasa Games and Insider Guides, Inc.  At December 31, 2011, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than respective carrying amounts of the acquired subsidiaries pursuant to ASC 350 Intangibles, Goodwill and Other.  After evaluation of Quepasa Games’ performance the period ended December 31, 2011 and projected 2012 performance, management determined that Quepasa Games could not achieve the performance necessary for the earn-out provision of the stock-purchase agreement and would require an impairment adjustment.  A valuation of the Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of the Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million in 2011. Quepasa Games operations were discontinued on June 30, 2012 and accordingly a loss on impairment of goodwill of approximately $ 2.2 million was recorded as loss from discontinued operations for the nine months ended September 30, 2012.  The translated value of goodwill for Quepasa Games varied at each reporting period due to changes in the foreign exchange rates.

Management’s assessment of the events and circumstance since the acquisition of Insider Guides, Inc. shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2011.  No impairment to goodwill occurred during the nine months ended September 30, 2012 for Insider Guides, Inc.

Goodwill consists of the following:

Goodwill, opening balance January 1, 2011	$-

Addition:

Goodwill, Quepasa Games	4,280,618
Goodwill, Insider Guides, Inc.	70,646,036
74,926,654
Less accumulated impairment losses for Quepasa Games	(4,280,618)
Total Goodwill—net	$70,646,036

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Note 6—Intangible Assets

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011

Trademarks and domains names	$6,124,994	$5,999,994
Advertising relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	8,889,994
Less accumulated amortization	(1,779,138)	(322,222)
Intangible assets from continuing operations-net	7,235,856	8,567,772
Intangible assets from discontinued operations	-	170,843
Less accumulated amortization	-	(170,445)
Intangible assets from discontinued operations-net	-	398
Intangible assets—net	$7,235,856	$8,568,170

Note 7—Property and Equipment

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011

Servers and computer equipment and software	$8,211,263	$6,458,584
Vehicle	-	16,180
Office furniture and equipment	143,037	150,762
Leasehold Improvements	367,437	58,935
Other equipment	-	8,459
Property and equipment from continuing operations	8,721,737	6,692,920
Less accumulated depreciation	(3,583,567)	(2,374,301)
Property and equipment from continuing operations-net	5,138,170	4,318,619
Property and equipment from discontinued operations	-	117,727
Less accumulated depreciation	-	(27,652)
Property and equipment from discontinued operations-net	-	90,075
Property and equipment—net	$5,138,170	$4,408,694

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)
Note 8— Long-term Debt

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in the Company and the Company issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between The Company and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was $11,392 and $13,505 at September 30, 2012 and December 31, 2011 respectively and is included in other assets. MATT note payable consisted of the following:

	September 30, 2012	December 31, 2011
Notes Payable, face amount	$5,000,000	$5,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(1,341,692)
Termination of Jet Rights	(878,942)	(878,942)
Accumulated Amortization	1,191,492	1,000,574
Total Discounts	(1,029,142)	(1,220,060)
Accrued Interest	1,044,382	877,132
MATT Note Payable, net	$5,015,240	$4,657,072

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was $6,770 and $8,233 at September 30, 2012 and December 31, 2011 respectively and is included in other assets.

RSI note payable consisted of the following:

	September 30, 2012	December 31, 2011
Notes Payable, face amount	$2,000,000	$2,000,000
Discounts on Notes:
Revaluation of Warrants	(263,690)	(263,690)
Accumulated Amortization	151,414	127,152
Total Discounts	(112,276)	(136,538)
Accrued Interest	417,753	350,853
RSI Notes Payable, net	$2,305,477	$2,214,315

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, Inc., the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014.  Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at  a fixed interest rate of 12.50% per annum, and the loan is due June 2013.  On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional bank borrowing of $3 million and indebtedness for leased office equipment of $3 million.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.  At September 30, 2012, the Company was in compliance with the amended loans payable and security agreements debt covenants.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one for $1.5 million with Dell Financial Services, and one for $500,000 with HP Financial Services.  Both are for the purchase or lease of equipment for our data centers. The HP Financial Services master lease agreement was increased to $1.5 million in the second quarter 2012.  Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.99% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively in January and March 2015.

The following is a schedule of the long term debt:

	Borrowings	Interest Rates			September 30, 2012	December 31, 2011
Growth Term Loans:
LSA2	$97,500		12.50%		$168,945	$290,960
Equipment Term Loans:
SLSA	2,500,000		12.60%		-	272,172
S2LSA	2,500,000		12.50%		708,430	1,336,342
LSA2	8,607		12.50%		2,057,286	2,889,838
	$5,106,107				2,934,661	4,789,312

Capital Leases	1,500,000	4.5%	-	7.36%	$1,160,206	-
	1,500,000	7.94%	-	7.99%	$361,040	-
	$3,000,000				1,521,246	-

Loans payable - current portion					2,077,342	2,405,191
Capital lease - current portion					516,210
Long term debt - current portion					$2,593,552	$2,405,191

Loans payable - long term portion					857,319	2,384,121
MATT Note payable	5,000,000			4.46%	5,000,000	5,000,000
RSI Note payable	2,000,000			4.46%	2,000,000	2,000,000
					7,857,319	9,384,121
Add: Accrued interest					1,462,135	1,227,985
Less: unamortized discount					(1,141,418)	(1,356,598)
Total notes payable - long term portion					8,178,036	9,255,508
Capital lease - long term portion					1,005,036	-
Long term debt					$9,183,072	$9,255,508

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Note 9—Commitments and Contingencies

Operating Leases

We lease our operating facilities in the United State of America, and Mexico, under operating leases and accordingly rent is expensed as incurred.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that federal law preempted the NYAG’s inquiry in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG, supplied documents we believed directly relevant, and made certain changes to our email practices to address the NYAG’s specific concerns.  On August 15, 2012, we entered into an Assurance of Discontinuance with NYAG, agreed to pay $20,000 to NYAG, and agreed to comply with the State of New York laws and industry practices regarding certain e-mail marketing campaigns. The Company charged this expense to general and administrative expenses. The NYAG agreed to discontinue its investigation.

On August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  On March 30, 2012, the Plaintiff filed an amended complaint in the United States District Court for the Southern District of Florida to add two additional defendants to the case.  The amended complaint alleges that the Company and the other defendants sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation. On August 3, 2012, the Plaintiff filed a Stipulation to Dismiss the case for reason of failure to effectuate service on either of the additional defendants.  On October 2, 2012, the Court issued an order dismissing the case.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations.  Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office closures.  Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. Accrued restructuring expenses were approximately $700,168 and $195,202 at September 30, 2012, and December 31, 2011, respectively. The severance cost of payments requiring future service was measured at September 30, 2012 and December 31, 2011 totaling approximately $0 and $550,000, respectively, and was amortized over the expected service period during 2012.

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

On September 20, 2011, the Company amended the rights and preferences of the Original Series A (“Series A”).  The Company sold 1,000,000 shares of new Series A convertible preferred for $5,000,000 to Harvest Small Cap Partners Master, LTD and Harvest Small Cap Partners, LP, (collectively “Harvest’).  The new Series A shares were convertible at a conversion price per share based on the following: the lower of (i) $3.5785 or (ii), if the Merger of the Company and myYearbook closed, the lower of (A) 85% of the closing price of the Company’s common stock on the closing date of the Merger or (B) 85% of the volume weighted average price during the 20 trading days ending with the date of the closing of the Merger.  On November 10, 2011, Harvest converted the Series A into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38.

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to MATT Inc. for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on as converted basis.

Note 11—Common Stock

The Company issued 445,106 shares of common stock in connection with the exercises of stock options for the proceeds of approximately $630,228 during the nine months ended September 30, 2012 (see Note 12).  On March 2, 2011, the Company issued 348,723 common shares to former owners of XtFt’s owners) in connection with the acquisition of all of the outstanding equity interests of XtFt (see Note 2).

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

Stock based compensation expense for the nine months ended September 30, 2012 and 2011 includes incremental share-based compensation expense as follows:

	For the nine months ended
	September 30, 2012	September 30, 2011
Sales and marketing	$256,662	$468,156
Product development and content	1,426,332	531,377
General and administrative	1,222,161	1,372,059
Total stock-based compensation for continuing operations	2,905,155	2,371,592
Total stock-based compensation for discontinued operations	151,506	506,909
Total stock-based compensation	$3,056,661	$2,878,501

We recognized stock-based compensation expense for the vesting of options of $3,056,661 and $2,878,501 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was approximately $14.5 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under our Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”, less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after the December 31, 2011. As of September 30, 2012, there were approximately 7,381,619 shares of common stock available for grant.

A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$-
Granted	164,875	$2.10
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2012	164,875	$2.10	9.3	$31,044
Exercisable at September 30, 2012	38,544	$2.81	9.7	$694

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the nine months ended September 30,
2012
Risk-free interest rate:	0.64%
Expected term (years):	5.6
Expected dividend yield:	-
Expected volatility:	84%

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

In 2008, our Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, our Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, our stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, our Board of Directors and stockholders approved amendments to the 2006 Plan to authorize the issuances of 4,000,000 additional shares of common stock.    Pursuant to the terms of the 2006 Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plans during the nine months ended September 30, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011 (1)	9,168,893	$2.70
Granted (2)	1,309,750	$3.69
Exercised	(445,106)	$1.42
Forfeited or expired (3)	(989,793)	$6.18
Outstanding at September 30, 2012 (4)	9,043,744	$2.53	7	$8,692,023
Exercisable at September 30, 2012 (5)	5,546,315	$1.76	5.7	$8,692,023

(1)	Includes 138,864 outstanding options to purchase common stock at a weighted average exercise price of $3.58 per share being held by consultants.
(2)	Includes 10,000 outstanding options to purchase common stock at a weighted average exercise price of $4.20 per share being held by consultants.
(3)	Includes 6,667 of forfeited options to purchase common stock at a weighted average exercise price of $3.60 per share formerly held by consultants
(4)	Includes 142,197 options granted to purchase common stock at a weighted average exercise price of $3.60 per share being held by consultants.
(5)	Includes 100,241 exercisable options to purchase common stock at a weighted average exercise price of $2.97 per share being held by consultants.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $766,779 and $4,145,381, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the nine months ended September 30,
	2012	2011
Risk-free interest rate:	0.80%	2.18%
Expected term (years):	6.0	5.9
Expected dividend yield:	-	-
Expected volatility:	82%	80%

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the nine months ended September 30, 2012 is as follows:

Options	Number of Stock Options	WeightedAverage Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2012	443,038	$1.34	7.1	$668,987
Exercisable at September 30, 2012	443,038	$1.34	7.1	$668,987

On July 8, 2009,  our Board of Directors authorized an option exchange of 5,751,937 existing stock options to a new exercise price of $1.00 per share in order to provide incentive for certain key employees.  Some of the exchanged options were granted to our named executive officers including: 2,268,466 to John Abbott, the Chief Executive Officer, 1,826,971 to Michael Matte, the Chief Financial Officer and 732,500 to Louis Bardov, the former Chief Technology Officer.

Note 13—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2011 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 8. The Series 2 and Series 3 warrants were outstanding at September 30, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the nine months ended September 30, 2012
(Unaudited)

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were outstanding at September 30, 2012 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term(years):	6.0
Expected dividend yield:	—
Expected volatility:	105.7%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, (see Note 8). These warrants expire in October 2016 and were outstanding as of September 30, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the year ended December 31, 2011 warrants to purchase 165,000 shares were exercised.  No warrants to purchase shares were outstanding and exercisable on September 30, 2012.
The fair value of these warrants of $178,903 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations for 2011.

Risk-free interest rate:	0.87%
Expected term (years):	3.0
Expected dividend yield:	—
Expected volatility:	79.02%

A summary of warrant activity for the nine months ended September 30, 2012 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	4,200,000	$2.98
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2012	4,200,000	$2.98
Exercisable at September 30, 2012	4,200,000	$2.98

Note 14—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 8 – Notes and Loans Payable, Note 10 – Convertible Preferred Stock, and Note 13 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We earned approximately $0 and $ 2 million of DSM revenue and $0 and $70,000 of website development revenue for the nine months ended September 30, 2012 and 2011, respectively, from AHMSA.  We earned $6 million and $0 of Social Theater revenue for the nine months ended September 30, 2012 and 2011, respectively, from MATT Inc. Accounts receivable at September 30, 2012 and December 31, 2011 included $6.4 million and $2 million, respectively, were from MATT Inc. and AHMSA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2011.

Company Overview

MeetMe, Inc. is social media technology company which owns and operates MeetMe.com and MeetMe mobile applications for Android, iPhone and iPad. Previously, the Company operated Quepasa.com which transitioned to Meetme.com in October 2012. Our mission is to be the best place to meet new people online. We develop mobile and web applications to make meeting new people fun through social games and apps. Our social graph is not the people you know but the people you want to know.  We believe the ubiquity of the smart phone and emergence of social networking will fundamentally transform how people discover one another and establish relationships in a mobile-first world.

Highlights for the third quarter of 2012 included:

•
As of September 30, 2012 registered users increased to 89.2 million, up from 84.6 million reported at the end of the second quarter of 2012, and up from 39.5 million reported at the end of the third quarter of 2011.

•
Page views totaled 10.9 billion in the third quarter of 2012, sequentially up from 9.8 billion reported in the second quarter of 2012, and up from the 579 million page views in the same period of 2011.

•	Visits totaled 384.5 million in the third quarter 2012, sequentially up from the 338.2 million reported in the second quarter of 2012, and up from the 30.2 million visits in the same period of 2011.
•	In September of 2012, MeetMe surpassed 1 million daily active US users for the first time in its history.
•	The MeetMe platform launched in Spanish and Portuguese in August and we anticipate the platform will have six languages available by year end.
•	The Company announced the completion of our transition of Quepasa.com users to the MeetMe platform on October 8, 2012.

Trends in Our Metrics

We measure activity on our sites in terms of monthly active users (MAUs), daily active users (DAUs), visits and page views.  We define an MAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the month of measurement. We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the day of measurement.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ending September 30, 2012, the MeetMe platform averaged 1.95 million mobile MAUs and 3.4 million total MAUs, as compared to 1.67 million mobile MAUs and 3.18 million total MAUs for the quarter ended June 30, 2012, a net increase of over 750,000 total MAUs, or 24%, attributable to the successful rebranding promotions for the MeeteMe platform. Total MAUs for the combined platforms increased 3.04 million in the quarter ended September 30, 2012 as compared to 1.59 million total MAUs for the single Quepasa platform in the quarter ended September 30, 2011.  In the quarter ending September 30, 2012, the MeetMe platform averaged 1.11 million total DAUs, as compared 1.03 million total DAUs for the quarter ended June 30, 2012, a net increase of approximately 80,000 total DAUs, or 8%.  The Quepasa platform had approximately 703,000 and 152,000 total DAUs for the quarters ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011 there were no mobile applications or related mobile users for Quepasa.com.

Improving our mobile products and increasing mobile usage is a key priority that we believe is critical to help us maintain and grow our user base and engagement over the long term. We expect global consumers will continue to increase the amount of time they spend and the information they share and consume through mobile devices.  We currently display ads to users who access our site via mobile apps, and we also offer them virtual currency. We believe that people around the world will continue to increase their use of mobile devices, and that some of this mobile usage has been and may continue to be a substitute for use through personal computers. Currently approximately 60% of MeetMe daily active users access the site on mobile devices.

Factors Affecting Our Performance

Growth trends in web and mobile MAUs and DAU are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new apps and enhance existing apps to lift social sharing and increase monetization.  The launch of additional languages to the platform facilitates international user growth.

Our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display and traditional seasonality.  Social Theater is a growing revenue product for the MeetMe platform and on third-party sites.  Social Theater growth is affected by large brand penetration, the ability to grow the advertiser base and advertiser spending budgets.

Our employee headcount decreased during 2012 as a result of termination related to process re-engineering and discontinued operations.   We expect to leverage and supplement our current talent pool through managed growth. We intend to hire additional software engineers, other personnel with technology expertise and sales personnel to support domestic and international expansion.

Concentration of Credit Risk

During the nine months ended September 30, 2012, customers (1) and (2) comprised 17.1% and 24.2% of total revenues, respectively.  For the nine months ended September 30, 2011 customer (1), the Company’s principal shareholder, MATT Inc., comprised 88% total revenues.  Six customers comprised 69 % and 47% of total accounts receivable as of September 30, 2012 and December 31, 2011, respectively.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides, Inc. (formerly known as IG Acquisition Company from November 10, 2011 until its mergers into MeetMe, Inc. on January 1, 2012). On June 30, 2012 the Company discontinued its game development and hosting operations.  Accordingly games operations have been classified as discontinued operations for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of equity instruments granted for services, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment and the measurement and accrual of restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Sources and Recognition

Our revenue is generated from two principal sources: revenue earned from the sales of advertising on our websites and virtual currency products.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 55% and 9% of our revenue came from advertising during the nine months ended September 30, 2012 and 2011, respectively.

Virtual Currency:  Revenue is earned from virtual currency monetization products sold to our website users.  These products include Lunch Money, Credits on MeetMe, and “VIP” subscriptions.  Revenue is recognized as the products are consumed.  The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser. The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. Effective November 2011 in connection with the Merger with myYearbook, the DSM product became a part of Social Theater, a cross platform, virtual currency product.  Approximately 45% of our revenue came from virtual currency product revenues during the nine months ended September 30, 2012. Approximately 91% of our revenue came from Social Theater cross platform DSM campaigns during the nine months ended September 30, 2011.

Operating Expenses

Our principal operating expenses are divided into the following categories:

•
Sales and Marketing Expenses: Our sales and marketing expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our employees engaged in sales, sales support, and marketing.

•
Product Development and Content Expenses: Our product development and content expenses including costs incurred in the classification and organization of listings within our websites, including salaries, benefits, and non-cash share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and internet game development and maintenance costs, are charged to expense as incurred.

•
General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our executives as well as our finance, legal, human resources, and other administrative employees. In addition our general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

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

Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and hosting operations.  Accordingly games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement exists, the sales price was fixed or determinable, collectability was reasonable assured, and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.  The virtual goods were categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods was recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, were recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, the Company considered the average playing period that the paying players typically play the game, to be 18 months. If we did not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for the specific game, we recognized revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the average playing period would have been applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. As the Company controlled the game process and acted as a principal in the transaction, revenue for internally developed games was recognized on a gross basis from sales proceeds reported by pay aggregators which were net of payment rejections, charge-backs and reversals.

Games expenses represented the direct expenses for hosting, marketing, site fees, reporting and foreign taxes. Games product development and content expenses included salaries, benefits, and share-based compensation for our employees, utility charges, and production office costs, charged to discontinuing operations as incurred. Game exit costs include severance costs of terminated employees and exit costs of office closure expenses and were charged to discontinuing operations as incurred.

Comparison of the three months ended September 30, 2012 with the same period ended September 30, 2011

The three month and nine months discussions follow our November 2011 merger with myYearbook.  The reader should understand that the 2012 increases in revenue and expenses reflect the operations of two platforms.  The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the three months ended September 30,
	2012	2011	Change ($)	Change (%)

Revenues	$11,598,432	$929,482	$10,668,950	1148%

Operating Costs and Expenses
Sales and marketing	2,656,955	328,118	2,328,837	710%
Product development and content	7,883,987	1,515,499	6,368,488	420%
General and administrative	2,001,950	774,342	1,227,608	159%
Depreciation and amortization	1,025,421	96,943	928,478	958%
Acquisition and restructuring costs	353,555	732,075	(378,520)	-52%
Operating Expenses	13,921,868	3,446,977	10,474,891	304%

Loss from Operations	(2,323,436)	(2,517,495)	194,059	8%

Other Income (Expense):
Interest income	3,866	15,426	(11,560)	-75%
Interest expense	(280,852)	(151,780)	(129,072)	-100%
Other income	8,581	548	8,033	1466%
Total Other Income (Expense)	(268,405)	(135,806)	(132,599)	-98%

Net loss from continuing operations	$(2,591,841)	$(2,653,301)	$61,460	2%
Net loss from discontinued operations	$-	$(859,511)	$859,511	100%
Net loss	$(2,591,841)	$(3,512,812)	$920,971	26%

Revenues

Our revenues were approximately $11.6 million for the three months ended September 30, 2012, an increase of $10.7 million or 1148% compared to $929,000 for the same period in 2011.  The increase in revenues for the three months ended September 30, 2012 is primarily the result of increases of approximately $4.2 million and $976,000, respectively, in web and mobile advertising, and $5.5 million in virtual currency products revenues primarily due to the MeetMe platform (formerly myYearbook) acquired in November 2011. The revenues decreased approximately $1.4 million for the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012.  The sequential quarter net decrease is primarily the result of decreases of approximately $1.8 million in Social Theater advertising revenues net of a $346,000 increase in mobile advertising revenues. We earned no direct brand Social Theater revenue for the three months ended September 30, 2012 from the Company’s principal shareholder, MATT Inc.  We earned approximately $700,000 of Social Theater, formerly known as DSM, revenue for the three months ended September 30, 2011 from AHMSA, which owns MATT, Inc.  We do not expect that either MATT Inc. or AHMSA will run any Social Theater campaigns for the remainder of 2012.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $2.3 million to $2.7 million for the three months ended September 30, 2012 from $328,000 in 2011.  The increases are primarily attributable to approximately $1.2 million of marketing and promotion costs for the rebranded platform, $950,000 in sales and marketing salaries, sales commissions, related expenses and stock compensation costs, and $151,000 of travel costs and office rent.  For the three months ended September 30, 2012, the Company had 31 person full-time sales and sales support staff located primarily in the New York and New Hope offices, an increase of 27 staff primarily from the November 2011 Merger.

Product Development and Content: Product development and content expenses increased approximately $6.4 million to $7.9 million, for the three months ended September 30, 2012 from $1.5 million in 2011.  Increased salary, bonuses, related expenses and stock compensation of approximately $3.0 million accounted for 46% of the increase.  In addition, we incurred an increase of approximately $1.9 million of third party content and delivery costs and $1.6 million of additional data center cost, website support, and production office costs accounted for 54% of the total increase.  These increases are primarily attributable to the acquisition of myYearbook which brought an additional website, developers, and an expanded data center and production office. The migration of services from the Mexico service center and staff reductions decreased data center costs by approximately $240,000 for the three months ended September 30, 2012 from the same period in 2011.  For the three months ended September 30, 2012, the Company had 101 full-time and 8 part-time development staff located primarily in the New Hope office, a net increase of 93 full-time and 8 part-time staff primarily from the November 2011 Merger.

General and Administrative: General and administrative expenses increased approximately $1.2 million to $2.0 million from the three months ended September 30, 2012 from $800,000 for the same period in 2011.  The increases are primarily attributable to approximately $588,000 in salaries, bonuses, related expenses and stock compensation costs, $122,000 in insurance costs, $93,000 of travel costs, $229,000 in professional fees, a $20,000 litigation settlement, and $148,000 of office rent, utilities and administrative costs.  For the three months ended September 30, 2012, the Company had a 14 person full-time executive and corporate staff located primarily in the New Hope and West Palm Beach offices, a net increase of 9 staff primarily from the November 2011 Merger.

Stock Based Compensation: Stock based compensation expense from continuing operations, included in the operating expense categories discussed above, increased approximately $206,000 to $1,027,000 for the three months ended September 30, 2012 from $821,000 in 2011.  Stock based compensation expense for discontinued operations, included in the loss from discontinued operations category, was approximately $220,000 and $0 for the three months ended September 30, 2011 and 2012, respectively.   Stock based compensation expense represented 7% and 24% of operating expenses for the three months ended September 30, 2012 and 2011, respectively.

	For the three months ended September 30,		Change ($)
	2012	2011
Sales and marketing	95,399	197,471	(102,072)
Product and content development	475,616	178,659	296,957
General and administrative	455,555	444,548	11,007
Total stock based compensation from continuing operations	1,026,570	820,678	205,892
Total stock based compensation for discontinued operations	-	219,979	(219,979)
Total stock based compensation	1,026,570	1,040,657	(14,087)

Stock based compensation for continuing operations is composed of the following:

	For the three months ended September 30,
	2012	2011
Vesting of Stock Options	1,026,570	1,040,657
Vesting of Warrants	-	-
Total stock based compensation for continuing operations	1,026,570	1,040,657

Depreciation and amortization expense:  Depreciation and amortization expense for the three months ended September 30, 2012 increased by approximately $928,000.  The increase is due to the depreciation and amortization of tangible and intangible assets associated with the acquisition of myYearbook in November 2011.

Acquisition and Restructuring Costs: For the three months ended September 30, 2012 restructurings costs were approximately $354,000 and include the accrual of employee exit costs and employee relocation costs. No acquisition costs were incurred during the three months ended September 30, 2012.  The Company incurred approximately $732,000 of legal and professional fees and travel costs during the acquisition of myYearbook and Quepasa Games during the three months ended September 30, 2011.  No restructuring costs were incurred during the three months ended September 30, 2011.

Discontinued Operations- Quepasa Games:

	For the three months ended September 30,
	2012	2011	Change
Games Revenues	$-	$539,615	$(539,615)
Games Expenses	-	676,978	(676,978)
Product development and content	-	459,475	(459,475)
Depreciation and amortization	-	42,694	(42,694)
Exit costs	-	-	-
Loss on disposable of assets	-	-	-
Stock-based compensation	-	219,979	(219,979)
Loss on impairment of goodwill	-	-	-
Total	-	1,399,126	(1,399,126)
Loss from discontinued operations attributable to Quepasa Games	$-	$(859,511)	$859,511

The games revenues and related games expenses for 2011 represented operations for the three months ended September 30, 2011 whereas the 2012 games operations were discontinued on June 30, 2012, and no loss from discontinued operations was incurred for the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2012 with the same period ended September 30, 2011

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the nine months ended Septemer 30,
	2012	2011	Change ($)	Change (%)

Revenues	$35,049,022	$4,793,519	$30,255,503	631%

Operating Costs and Expenses
Sales and marketing	6,099,594	955,964	5,143,630	538%
Product development and content	22,605,195	4,575,294	18,029,901	394%
General and administrative	6,325,796	2,624,613	3,701,183	141%
Depreciation and amortization	2,888,960	276,634	2,612,326	944%
Acquisition and restructuring costs	891,499	1,168,992	(277,493)	-24%
Operating Expenses	38,811,044	9,601,497	29,209,547	304%

Loss from Operations	(3,762,022)	(4,807,978)	1,045,956	22%
Other Income (Expense):

Interest income	13,758	49,460	(35,702)	-72%
Interest expense	(867,136)	(452,985)	(414,151)	-100%
Other income	9,611	1,718	7,893	459%
Total Other Income (Expense)	(843,767)	(401,807)	(441,960)	-110%

Net loss from continuing operations	$(4,605,789)	$(5,209,785)	$603,996	-12%
Net loss from discontinued operations	$(3,680,627)	$(2,098,761)	$(1,581,866)	75%
Net loss	$(8,286,416)	$(7,308,546)	$(977,870)	13%

Revenues

Our revenues were approximately $35 million, for the nine months ended September 30, 2012, an increase of $30.2 million or 631% compared to $4.8 million for the same period in 2011.  The increase in revenues for the nine months ended September 30, 2012 is primarily the result of increases of approximately $16.5 million and $2.2 million, respectively, in web and mobile advertising and $11.5 million in virtual currency products revenues primarily due from the MeetMe platform. We earned $6 million of Social Theater revenue for the nine months ended September 30, 2012 from the Company’s principal shareholder, MATT Inc.  We earned approximately $4.2 million of social theater revenue, formerly known as DSM, and $120,000 of website development revenue for the nine months ended September 30, 2011 from AHMSA, which owns MATT, Inc. We do not expect that either MATT Inc. or AHMSA will run any Social Theater campaigns for the remainder of 2012.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $5.1 million to $6.0 million for the nine months ended September 30, 2012 from $956,000 in 2011.  The increases are primarily attributable to approximately $2.6 million in sales and marketing salaries, sales commissions, related expenses and stock compensation costs, $2.0 million of marketing and promotion costs primarily for the rebranded platform, and $500,000 of travel costs and office rent.  For the nine months ended September 30, 2012, the Company had 31 person full-time sales and sales support staff located primarily in the New York and New Hope offices, an increase of 27 staff primarily from the November 2011 Merger.

Product Development and Content: Product development and content expenses increased approximately $18.0 million, to $22.6 million, for the nine months ended September 30, 2012 from $4.6 million in 2011.  Increased salary, bonuses, related expenses, and stock compensation of approximately $8.6 million accounted for 48% of the total increase.   Approximately $4.7 million of increased third party content and delivery costs and $4.74 million of additional data center cost, website support, and production office costs accounted for 52% of the total increase.  These increases are primarily attributable to the acquisition of myYearbook which brought an additional website, developers, and an expanded data center and production office. The migration of services from the Mexico service center and staff reductions decreased data center costs by approximately $486,000 for the nine months ended September 30, 2012 from the same period in 2011. For the nine months ended September 30, 2012, the Company had 101 full-time and 8 part-time development staff located primarily in the New Hope office, a net increase of 93 full-time and 8 part-time staff primarily from the November 2011 Merger.

General and Administrative: General and administrative expenses increased $3.7 million, to $6.3 million for the nine months ended September 30, 2012 from $2.6 million for the same period in 2011.  The total increase is primarily attributable to increases of approximately $1.7 million in salaries, bonuses, related expenses and stock compensation costs, $385,000 of insurance costs, $264,000 of travel costs, $425,000 of professional fees, $170,000 of litigation settlement, $558,000 office rent, utilities and administrative costs, and $171,000 increase in uncollectable receivables.  For the nine months ended September 30, 2012, the Company had a 14 person full-time executive and corporate staff located primarily in the New Hope and West Palm Beach offices, a net increase of 9 staff primarily from the November 2011 Merger.

Stock Based Compensation: Stock based compensation expense for continuing operations, included in the operating expense categories discussed above, increased approximately $500,000 to $2.9 million for the nine months ended September 30, 2012 from $2.4 million in 2011. Stock based compensation expense for discontinued operations; included in the loss from discontinued operations category, decreased by approximately $355,000 for the nine months ended September 30, 2012 from 2011 for terminated employees. Stock based compensation expense represented 7% and 25% of operating expenses for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $14.5 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

	For the nine months ended September 30,		Change ($)
	2012	2011
Sales and marketing	256,662	468,156	(211,494)
Product and content development	1,426,332	531,377	894,955
General and administrative	1,222,161	1,372,060	(149,899)
Total stock based compensation for continuing operations	2,905,155	2,371,593	533,562
Total stock based compensation for discontinued operations	151,506	506,909	(355,403)
Total stock based compensation	3,056,661	2,878,502	178,159

Stock based compensation from continuing operations is composed of the following:

	For the nine months ended September 30,
	2012	2011
Vesting of stock options	2,905,155	2,192,690
Vesting of warrants	-	178,903
Total stock based compensation for continuing operations	2,905,155	2,371,593

Depreciation and amortization expense:  Depreciation and amortization expense for the nine months ended September 30, 2012 increased by approximately $2.6 million.  The increase is due to the depreciation and amortization of intangible and tangible assets associated with the acquisition of myYearbook.

Acquisition and Restructuring Costs: For the nine months ended September 30, 2012 restructuring costs were approximately $891,000 and include the accrual of employee exit costs and employee relocation costs. No acquisition costs were incurred during the nine months ended September 30, 2012.  The Company incurred approximately $1.2 million of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games and myYearbook during the nine months ended September 30, 2011.  No restructuring costs were incurred during the nine months ended September 30, 2011.

Discontinued Operations- Quepasa Games:

	For the nine months ended September 30,
	2012	2011	Change
Games Revenues	$840,190	$760,792	$79,398
Games expenses	1,032,366	969,197	63,169
Product development and content	552,563	1,165,244	(612,681)
Depreciation and amortization	16,102	218,203	(202,101)
Exit costs	431,418	-	431,418
Loss on disposable of assets	48,084	-	48,084
Stock-based compensation	151,508	506,909	(355,401)
Loss on impairment of goodwill	2,288,776	-	2,288,776
Total	4,520,817	2,859,553	1,661,264
Loss from discontinued operations attributable to Quepasa Games	$(3,680,627)	$(2,098,761)	$(1,581,866)

Revenues from discontinued games operations for the nine months ended September 30, 2012 increased approximately $79,000 to $840,000 from $761,000 in 2011. For the nine months ended September 30, 2012 games expenses of approximately $1.0 million increased $63,000 from $969,000 in 2011.  The games revenues and related games expenses for 2011 represented operations for less than five full months whereas the 2012 games expenses reflect six months of operation. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games product development and content expenses decreased approximately $613,000 to $553,000 in the nine months ended September 30, 2012 from $1,165,000 in 2011.  The decrease in product development and content expense is due to reimbursements of specific production costs by a third party developer for the Amazon Alive game in 2012. Games exit costs of approximately $431,000 include severance costs of terminated employees and exit costs of office closure expenses.  An impairment loss of goodwill of approximately $2.3 million was recorded at June 30, 2012 in conjunction with the decision to discontinue the Quepasa Games development business.

Liquidity and Capital Resources

	For the nine months ended September 30,
	2012	2011
Net cash provided (used) by operating activities	(656,209)	(4,919,578)
Net cash used in investing activities	(573,010)	(650,053)
Net cash provided (used) by financing activities	(1,561,992)	6,483,240
	(2,791,211)	913,609

Net cash used in operations was approximately $656,000 for the nine months ended September 30, 2012 compared to cash used by operations of $4.9 million for the same time in 2011.  For the nine months ended September 30, 2012, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $4.6 million offset by non-cash expenses of approximately $2.9 million of depreciation and amortization expense, $2.9 million related to stock based compensation for the vesting of stock options, $218,000 in amortization of discounts on notes payable and debt issuance costs, $251,000 net write off of trade receivables and allowance adjustments.  Additionally, changes in working capital impacted the net cash used in continuing operations.  These changes included increases in accounts receivable of $4.9 million and in prepaid expenses, other current assets and other assets of $135,000 offset by a net decrease of $275,000 in restricted cash, increases in accounts payable and accrued expenses of $3.4 million and of $238,000 in deferred revenues. Net cash used in discontinued operations of Quepasa Games of approximately $1.2 million consisted of a net loss from discontinued operations of $3.7 million offset by noncash expenses of $2.3 million loss on impairment of goodwill, $152,000 related to stock based compensation for the vesting of stock options, $48,000 loss on disposal of property and equipment, and $16,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $27,000 increased the net cash used for discontinued operations.

For the nine months ended September 30, 2011, net cash used by continuing operations consisted primarily of a net loss of approximately $5.2 million, offset by non-cash expenses of $277,000 of depreciation and amortization expenses and $2.2 million related to stock based compensation for the vesting of stock options and $179,000 for vesting of warrants, and $218,000 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital impacted the net cash used in continuing operations.  These changes included increases in accounts receivable of approximately $1.6 million and in prepaid expenses, other current assets and other assets of $100,000 offset by increases of $540,000 in accounts payable and accrued expenses. Net cash used in discontinued operations of Quepasa Games of approximately $1.4 million consisted of a net loss from discontinued operations of $2.1 million offset by noncash expenses of $507,000 related to stock based compensation for the vesting of stock options and $218,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $74,000 increased the net cash used for discontinued operations.

Net cash used in investing activities in the nine months ended September 30, 2012 of approximately $573,000 was primarily attributable to net payments made for capital expenditures of $492,000 primarily for computer servers to increase capacity, improve performance, and provide redundant backup for content and $125,000 for the purchase of intellectual properties, offset by $44,000 of note receivable payments.  The Company made non-cash acquisitions of approximately $1.8 million of property and equipment through capital leases in nine months ended September 30, 2012. Net cash used in investing activities in the nine months ended September 30, 2011 of approximately $650,000 was primarily attributable to $500,000 payment made related to the acquisition of Quepasa Games, capital expenditures of $163,000 primarily for computer servers and we made a $40,000 loan disbursement to Hollywood Creations offset by $53,000 of note receivable payments.

There was approximately $1.6 million cash used by financing activities for the nine months ended September 30, 2012, of which $1.9 million was attributable to payments on notes and loans and a $100,000 dividend payment on preferred stock, and $238,000 of payments made on capital leases offset by $630,000 from the exercise of stock options.  Approximately $6.5 million cash was provided by financing activities for the nine months ended September 30, 2011, of which $5 million was attributable to the proceeds of the issuance of convertible preferred stock and $1.5 million from the exercise of stock options offset by a $100,000 dividend payment on preferred stock.

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$5,476,042	$8,271,787
Total assets	$105,136,553	$106,804,696
Percentage of total assets	5%	8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

MeetMe had a positive working capital of approximately $11.6 million and $13.3 million at September 30, 2012 and December 31, 2011 respectively, which consisted primarily of trade receivables and cash.  We have budgeted capital expenditures of $715,000 for the remainder of 2012, which will allow us to continue to grow the business given our member growth, by increasing capacity, improving performance and providing redundant backup for content. The Company expects to incur approximately $268,000 of cash expenditures related to the discontinuance of Quepasa Games operations for satisfaction of liabilities and exit costs of the office closure.

As of the date of the filing of this report, we have approximately $ 4.9 million in cash and $15.2 million in accounts receivable, including $6.4 million from MATT Inc. and AHMSA.  Management believes that we have sufficient working capital to operate beyond the next 12 months.

Contractual Obligations

There were no material changes in contractual obligations in the quarter ended September 30, 2012.

The following table summarizes our contractual obligations as of September 30, 2012:

From	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
To
Long Term Debt	$10,255,378	$550,544	$2,384,118	$7,320,716	$-
Capital Lease Obligations	1,521,246	112,547	1,153,394	255,305	-
Operating Lease Obligations	3,425,770	507,551	1,895,371	1,022,848	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	-	-	-	-	-
On Balance Sheet	-
Total	$15,202,394	$1,170,642	$5,432,883	$8,598,869	$-

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

Adjusted EBITDA – Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP.   We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measure to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The Company defines Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, and amortization of non-cash stock-based compensation, non-recurring acquisition and restructuring expenses and the goodwill impairment charges.  The Company excludes stock-based compensation because it is non-cash in nature.  The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss) from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net Loss from Continuing Operations Allocable to Common Shareholders	$(2,591,841)	$(2,653,301)	$(4,605,789)	(5,209,785)

Interest expense	280,852	151,780	867,136	452,985
Depreciation and amortization	1,025,421	96,943	2,888,960	276,634
Stock based compensation expense	1,026,570	820,678	2,905,155	2,371,593
Acquisition and restructuring costs	353,555	732,075	891,499	1,168,992
Adjusted EBITDA (Loss)	$94,557	$(851,825)	$2,946,961	$(939,581)

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

●	Liquidity;
●	Capital Expenditures;
●	Anticipated number of languages on our platform by the end of 2012;
●	Growth of our business;
●	Continuing to make investments in technical infrastructure and the hiring of individuals with technology expertise; and
●	Anticipations and expectations regarding mobile usage.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings, the effectiveness of our mobile software on smartphones and tablets, unanticipated events which affect our ability to execute our plan to add languages to our platform, unexpected issues which could adversely affect usage on mobile devices and the willingness of our users to complete mobile offers or pay for virtual currency. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended September 30, 2012.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act "), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective (as of the end of the period covered by this report) due to the material weakness in internal controls over financial reporting noted below.

Through our acquisition of myYearbook in November of 2011, certain payment processes were adopted as part of the integration of the financial systems as it relates to employee expense reimbursement.  A review of this process revealed that approximately 27 employees have Company issued credit cards.  There was no procedure in place to ensure that there was appropriate approval of the charges prior to the payment of the card balances by the Company.  Failure to require approval and obtain accountability for expenditures could lead to misappropriation of the Company's funds.

Remediation of Material Weaknesses

We have implemented an expense reporting system to provide accountability of the charges that are being made to the Company's credit cards through a new expense report preparation, review and approval process. New credit cards will be issued that will make the employees personally liable for payment. The new credit cards will be distributed in November 2012. Failure to follow the new process will result in the Company not reimbursing employee expenses.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, other than those changes noted above required as remediation to the material weakness noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

As previously reported, John Abbott, the Company’s Chief Executive Officer and Chairman of the Board, has been a financial advisor to AHMSA.  In connection with providing these services, AHMSA has been paying Mr. Abbott $30,000 per month.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MeetMe, Inc.

November 9, 2012	/s/ John Abbott
John Abbott
Chief Executive Officer (Principal Executive Officer)

November 9, 2012	/s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
		Incorporate By Reference			Filed or
Exhibit No.	Exhibit Description	Form	Date	Number	Furnished Herewith
2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation- Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan	8-K	8/21/12	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished **
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

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

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request to Frederic Beckley, MeetMe, Inc., 100 Union Square Drive, and New Hope, Pennsylvania, 18938.