Form 10-K
period 2012-12-31
MeetMe, Inc.
filed 2013-03-14
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

———————

MeetMe, Inc.
 (Exact name of registrant as specified in its charter)

———————
Delaware	001-33105	86-0879433
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

100 Union Square Drive
New Hope, Pennsylvania 18938
(Address of Principal Executive Office) (Zip Code)

(215) 862-1162
 (Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT LLC

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
☐Yes       ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $59 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 12, 2013, was 37,066,404.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

MEETME, INC.

PART I

ITEM 1.  BUSINESS.

CORPORATE HISTORY

MeetMe, Inc. (the “Company”, “MeetMe”, “us” or “we”) was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware.  Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc.   In 2011, we acquired Insider Guides, Inc., doing business as myYearbook ("my Yearbook") and XtFt Games S/S Ltda (Quepasa Games).

COMPANY OVERVIEW

The Company is the leading social network for meeting new people in the US and the public market leader for social discovery.  MeetMe makes meeting new people fun through social games and apps, monetized by both advertising and virtual currency. With 60% of daily traffic coming from mobile, MeetMe is fast becoming the social gathering place for the mobile generation. The Company operates MeetMe.com and MeetMe apps on iPhone, iPad, and Android.

Just as Facebook has established itself as the social network of friends and family and LinkedIn as the social network of colleagues and business professionals, MeetMe is creating the social network not of the people you know but of the people you want to know. We believe meeting new people is a basic human need, especially for users aged 18-30, when so many long-lasting relationships are made.

There are more than 1.5 billion people aged 18-30 worldwide and more than 60 million in North America. With approximately one million United States users logging in each day and with launches in Spanish, Portuguese, French, Italian, and German in 2012, and recent launches in traditional Chinese, Russian and Japanese, we believe we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them.

Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows the number of users in a location, we believe users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Our executive offices and principal facilities are located at 100 Union Square Drive, New Hope, Pennsylvania, 18938.  Our telephone number is (215) 862-1162.  Our corporate website is www.meetmecorp.com.  Investors can obtain copies of our SEC filings from our corporate website free of charge, as well as from the SEC website, www.sec.gov.  The information contained on our corporate website and the SEC website is not incorporated herein.

2012 Highlights

•
We averaged 5.51 million monthly active users ("MAUs"), 2.11 million MAUs of our mobile products, 1.26 million daily active users ("DAUs"), 765,000 DAUs of our mobile products and on the core MeetMe platform in the fourth quarter of 2012 and generated over 40 billion total page views in 2012.

•
In March 2012, we launched a paid virtual currency product on our mobile apps, called Credits, representing our first initiative toward monetizing our rapidly growing mobile audience through in-app purchases.

•
As of October 8, 2012, the myYearbook.com and Quepasa.com platforms were combined under a single brand, MeetMe.com. This transition of our legacy Quepasa.com users onto the MeetMe platform marked the final step of the merger integration that began on November 10, 2011, when Quepasa Corporation merged with Insider Guides, Inc.

•
We successfully internationalized the core MeetMe platform, launching in Spanish and Portuguese in August 2012, and expanding to French, German, and Italian in December 2012 and to traditional Chinese, Russian and Japanese in the first quarter of 2013. As a result of these launches, 44.1% of our MAUs in December 2012 came from outside the United States and Canada, as compared to 16.7% of our MAUs coming from outside the United States and Canada in June 2012.

BUSINESS OVERVIEW

How We Create Value for Users

More than one million people use MeetMe every day to meet new people in their local communities or anywhere in the world. These daily active users, or DAUs, are increasingly choosing to access MeetMe on their mobile devices, in many cases logging in multiple times per day in order to interact with people they have met on MeetMe.

Our top priority is to support and grow this dedicated user base by developing innovative ways of bringing people together online. We have historically been able to attract and retain users because we make meeting new people fun and easy through social games and applications. The products we have built for users to meet can be split into three categories: Social Networking products, Social Discovery products, and Virtual Currency products.

Social Networking Products

Our traditional social networking products support our social discovery mission by enabling users to learn about, communicate with, and organize the people they meet on MeetMe.

•
Profile:   A user’s profile represents his or her identity within MeetMe.  Basic demographic information is highlighted, along with a user-generated “About Me” blurb, while activities within social discovery applications, such as Live Feed and Ask Me, are also featured prominently.  Profile pages are one of the most popular areas on MeetMe for members to interact with one another.

•	Messages: MeetMe provides a robust Messages product for private one-on-one communication between MeetMe users. Over 200 million messages are sent per month.

•
Friends:  Within the Friends section, members interact with the friends they have made on MeetMe, accept new friend requests from MeetMe members, and invite their real-world friends to the service. Over 2.5 million new friend connections are made per day.

Social Discovery Products

MeetMe’s social discovery products are a unique blend of applications that facilitate interactions among members. They are the key vehicles through which we make it fun and easy to meet new people.

•
Live Feed:  Live Feed is MeetMe’s location-based stream communication feature and its most popular application.  Unlike the Facebook News Feed, where their surfacing content is directed from users’ existing social graphs, our Live Feed surfaces content from people nearby, thus creating a broader conversation to help users discover new people to meet.  Live Feed can be custom filtered based on age, gender, and location or users can opt to filter by their existing MeetMe friend graph. Our members submit over two million posts per day into Live Feed.

•
Locals:  Locals showcases nearby, recently active members (filtered by age and gender preferences) that a member may want to meet.  Because it displays members sorted by proximity to the viewing user, Locals is where MeetMe members go to discover and potentially meet the people closest to them.

•
Ask Me:  Ask Me helps members get to know each other by asking and answering questions in a structured manner.  Answers can be posted to Live Feed to let others join the conversation.  Over 20 million questions are answered every month.

•
Photoboard:  A mobile-only feature, Photoboard showcases photos that were taken near a particular location and facilitates conversation about those photos.  Users can choose to connect around photos nearby or through photos of a popular place, such as Times Square or Fenway Park.

•	Match: The Match application lets members find their secret admirer through a highly engaging guessing game. Over 1.2 million matches are made every day.

Virtual Currency Products

MeetMe features a virtual currency called Credits, which users can buy directly or earn by completing third-party offers, and several virtual products that users must spend Credits to access or use.  Additionally, MeetMe offers a subscription product, the VIP Club, which is currently available only on the web.

•
Spotlight Bar:  Like Google’s AdSense for people, the Spotlight Bar enables users to purchase placement in some of the most highly trafficked areas of the MeetMe website and mobile applications, resulting in more attention from the community and thus the ability to meet more people faster.  Purchasing users remain in the Spotlight Bar until enough other nearby users purchase Credits to knock them out.

•
Live Feed Spotlight:  The Feed Spotlight enables users to spend Credits in order to “pin” their post to the top of Live Feed for a limited period of time, thus driving more views, likes, and comments for their content. Spotlighted posts are targeted to a given geographic region and age group.

•
Match Spotlight:  The Match Spotlight product drives more attention and activity within the Match game by prioritizing purchasers to be shown more often to potential matches.  Over 1.2 million matches are made every day in the Match game.

•
Meet on Kik:  Meet on Kik is a third party “freemium” instant messaging feature available only in MeetMe’s mobile applications.  With Meet on Kik, users can easily find new people to chat with in the third-party Kik Messenger application, one of the most popular social networking applications on the iOS and Android platforms.

•
VIP Club:  The VIP Club is a subscription product, available only the web, that gives members extra privileges on MeetMe, including virtual currency allowances and bonuses, higher limits within MeetMe’s social applications, and access to prioritized member support.  There are three levels of membership, for subscription fees ranging from $6.99 to $19.99. During 2012, we had an average of approximately 2,500 monthly subscription members.

How We Create Value for Marketers

We believe our youthful, highly engaged audience makes MeetMe an attractive publisher for marketers of all sizes, and we focus on providing a wide variety of advertising products that drive our users to engage with brands. We serve over four billion ad impressions each month on the web and over two billion ad impressions each month across our mobile applications.  Our brand and agency advertising business, also known as direct-sold advertising, is generally powered by companies looking for high-impact ad units and brand engagement from our younger, global demographic.  Due to the sheer volume of available ad impression inventory, we do not typically sell out through direct-sold advertising alone; we attempt to fill the remainder of our inventory through a third-party advertising exchange or network, or remnant advertising.

Recent Advertisers

Our recent direct-sold advertisers have included leading companies and brands such as Samsung, General Electric, Mead Five Star, Energizer, Wrigley, Mormon.org, Corona, NBC, Dove, Capital One, and Playtex. Our recent remnant advertisers have included Google Ad Exchange, Appnexus, Specific Media, Genome by Yahoo, Rubicon Project, Tribal Fusion, 24/7 Media, and Advertising.com on the web, and Millennial Media, Mojiva, MoPub, Jumptap, and Google Ad Exchange in our mobile applications. Our advertising revenue is generated from many advertisers and is not dependent on one or a few major customers.

Social Theater

Social Theater is a product that enables publishers to incentivize their users to take certain actions in exchange for the hosting platform’s virtual currency.  Social Theater advertising runs not only on MeetMe, where our users can watch videos and otherwise engage with brands in exchange for a Credits reward, but also on social games and applications across other leading social networks, including Facebook.  Social Theater can also be used by marketers to drive “Likes” and “shares” on Facebook, Twitter, and other social platforms. Social Theater is distributed primarily across platforms outside of MeetMe, including Facebook, through partnerships with companies such as Trialpay. When a Social Theater campaign is distributed outside of MeetMe in this manner, we consider it “Cross-Platform Revenues”.

Our Strategy

We believe we are well positioned to pioneer the next category of social networking: social discovery. Our strategy for 2013 and beyond is aimed at continued growth and engagement of our active user base and improving the rate at which we monetize our active users, especially on mobile.

Key elements of our strategy include:

•
Build Great Products to Acquire, Engage, and Thrill Users:   The core focus of the Company is to create innovative social experiences that help our users meet new people in their local communities or anywhere in the world.  We will continue to invest in improving our core platform as technology advances and in devising new ways of transforming the traditional experience of friendship-making as that activity increasingly moves online.

•
Expand Our Reach Internationally:  There are over 1.5 billion people aged 18-30 worldwide, and only 61.7 million of them reside in the United States and Canada, where our traffic has historically been centered.  In 2012, we internationalized the platform and launched in five languages beyond English, laying the foundation for significant future growth in other geographies.  In 2013, we recently launched traditional Chinese, Russian and Japanese and plan to launch four additional languages, bringing our total to thirteen.

•
Improve Mobile Monetization Rates:   In the fourth quarter of 2012, we generated $0.134 of average revenue per daily active user (ARPDAU) on personal computers, compared to an ARPDAU of $0.032 on mobile devices.  This disparity, while striking, nonetheless reflects a significant narrowing of the gap when compared to the fourth quarter of 2011, when our web ARPDAU was 12.7 times higher than our mobile ARPDAU.  With over 60% of MeetMe users now accessing the service using mobile devices, we are continuing to prioritize initiatives that will improve the rate at which we monetize our mobile active users.  At our current usage levels, every cent of incremental mobile ARPDAU would drive more than $2.5 million in annualized revenue.  In 2012 we launched a virtual currency product in our mobile applications, called Credits.  We found that our mobile users are much more likely to purchase virtual currency than our web users, due to reduced friction in the purchasing process on the iOS and Android platforms.  Virtual currency accounted for 41.3% of revenue generated on mobile in the fourth quarter of 2012, or $0.013 of mobile ARPDAU.  In 2013 we plan to launch a premium subscription service within our mobile applications and integrate new premium advertising units within our mobile Live Feed product.  We believe that monetizing our mobile users effectively is critical to our long-term success.

•
Offer Innovative and Engaging Ad Products for Marketers:  We consider it critical to continue improving our advertising products on all platforms, in order to create more value for our marketers, attract new customers, and display targeted advertisements that are more relevant for our users. We pursue these goals through a combination of internal innovation and rapid integration of advertising solutions proving successful in the marketplace.

Operating Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit.

	Monthly Average for the Quarter Ended December 31,
	2012	2011	2010
MAU- MeetMe	5,508,822	2,975,792	2,085,448
MAU - Quepasa (1)	-	1,191,677	2,771,716
Total	5,508,822	4,167,469	4,857,164

	For the Quarter Ended December 31,
	2012	2011	2010
Visits - MeetMe (2)	392,465,540	282,300,423	159,882,444
Visits - Quepasa	-	26,512,522	63,647,862
Total	392,465,540	308,812,945	223,530,306

Pageveiws - MeetMe (2)	10,227,133,397	7,999,614,088	3,905,932,204
Pageveiws - Quepasa	-	678,296,301	520,851,172
Total	10,227,133,397	8,677,910,389	4,426,783,376

(1) Quepasa Games operations commenced at acquisition in March 2011 and were discontinued on June 30, 2012. The operating metrics exclude Quepasa Games as discontinued operations.

(2) MeetMe Visits and Pageviews exclude user visits and pageview from iPhone users because reliable data could not be tracked for the periods presented.

The operating metrics presented for the quarter and year ended December 31, 2011 included the operating metrics for the full year from myYearbook.com to display the comparative data as if myYearbook had been acquired prior to the November 10, 2011 merger date.  Management decided to standardize and combine the Company platforms on the rebranded common platform MeetMe.com to leverage the products available to the users. As a result, no additional marketing, development activity or additional site functionality were made to the Quepasa platform in anticipation of a migration of the existing user profiles.  Additionally marketing to new users was significantly reduced since all users would be migrated to the new site in the coming months.  Without marketing, continuous product and site enhancements, the activity on the site was negatively impacted and traffic on the Quepasa site began to decrease.  We anticipated the Quepasa.com decrease in MAU’s and visits as we focused all our efforts on the integration of the two sites onto one common platform.  The platform migration was completed in October 2012 and post migration metrics shown above represent only the MeetMe.com platform.

Trends in Our Metrics

We measure activity on our sites in terms of monthly active users (MAUs), daily active users (DAUs), average revenue per user (ARPU), average revenue per daily user (ARPDAU), visits and page views.  We define an MAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the month of measurement. We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the day of measurement.  We define ARPU as the average revenue per average monthly active user for web and mobile. We define ARPDAU as the average revenue per average daily active web or mobile user.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ending December 31, 2012, MeetMe averaged 2.11 million mobile MAUs and 5.51 million total MAUs, as compared to 1.28 million mobile MAUs and 2.98 million total MAUs on average for the quarter ended December 31, 2011, a net increase of over 2.5 million total MAUs, or 85%, which we believe are attributable to the successful rebranding promotions for the MeetMe platform, international expansion and marketing.  In the quarter ending December 31, 2012, the MeetMe.com platform averaged 1.26 million total DAUs, as compared to 950,000 total DAUs on average for the quarter ended December 31, 2011, a net increase of approximately 310,000 total DAUs, or 33%.

We believe the shift of our audience from web to mobile is an important driver of our business. While our total traffic remains at or near all-time highs, this growth is largely driven by our mobile audience, which we currently monetize at much lower rates than our web audience.  As users shift from web to mobile, web page views have decreased in every quarter of 2012, from 3.5 billion in first quarter to 2.7 billion in the fourth quarter of  2012.  Decreasing web traffic results in declining web revenue.  The decline in web revenue is gradually being offset by growing mobile revenues.  In the near term, the challenges associated with the shift of our users to mobile access will affect our operating results until monetization of mobile expands sufficiently to recover declines in web revenues.  We have successfully increased our mobile monetization by 350% and our mobile ARPDAU by 160%, respectively, to $2.2 million and $0.032 for the quarter ended December 31, 2012 from $487,000 and $0.012 for the quarter ended December 31, 2011.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended December 31, 2012, MeetMe earned an average of $1.70 in revenue per monthly active user (ARPU) on the web and $1.05 in ARPU in our mobile applications, as compared to $3.15 in web ARPU and $0.38 in mobile ARPU for the quarter ended December 31, 2011. In the quarter ended December 31, 2012, MeetMe earned an average of $0.134 in revenue per daily active user (ARPDAU) on the web and $0.032 in ARPDAU in our mobile applications, as compared to $0.144 in web ARPDAU and $0.011 in mobile ARPDAU for the quarter ended December 31, 2011.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our audience, game developers and advertising partners.

We develop most of our software internally.  We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible, and economically advantageous.  For instance, we partner with third party game developers to bring certain social gaming titles to our platforms.  We also partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms.  We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team of 83 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators.  These teams are responsible for feature enhancements to and general maintenance across all of our platforms.  Our technology team is headquartered in New Hope, Pennsylvania.

SALES AND MARKETING

Historically the MeetMe user base has grown almost exclusively through organic, viral channels.  By encouraging members to invite their friends to join our service and to share their activity across other external platforms, including Facebook and Twitter, and providing them with easy-to-use tools, we have been able to grow the user base successfully while minimizing marketing costs.  We focus primarily on creating a truly differentiated experience and compelling value proposition for new users in our markets, and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf in order to attract and retain new members.

In 2012, however, we launched a meaningfully sized paid customer acquisition strategy, with a focus on acquiring users in new geographies where the active user base on the core MeetMe platform had previously been small, in comparison to our user base in the United States and Canada. We spent $1.7 million on paid direct user acquisition in 2012, or 3.6 % of our total revenue. We expect to spend at a similar rate in 2013 as we work to expand our reach in new geographies.

Our user base has grown according to the following table since January of 2012:

Month Ending	Number of Members
January 31, 2013	99,135,430
December 31, 2012	95,880,968
November 30, 2012	94,061,095
October 31, 2012	91,814,990
September 30, 2012	89,209,509
August 31, 2012	87,308,204
July 31, 2012	85,743,278
June 30, 2012	84,562,796
May 31, 2012	83,588,508
April 30, 2012	82,617,928
March 31, 2012	81,533,528
February 28, 2012	80,456,035
January 31, 2012	79,442,018

SALES AND OPERATIONS

Our advertising sales team of 24 full-time employees in the United States and 4 employees in Sao Paulo, Brazil, covers major brand agencies, direct response and cost-per-action engagement advertisers, ad networks and mobile agencies.  Our advertising sales office is headquartered in New York City, with advertising operations staff in New Hope, Pennsylvania, and additional salespeople located in Los Angeles and Miami, as well as Mexico and Sao Paulo, Brazil.

Our operations and member services team consists of 19 full-time employees and 30 contractors split between New Hope, Pennsylvania, and Delhi and Bangalore, India. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

DISCONTINUED OPERATIONS

Quepasa acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011 and on July 14, 2011 changed XtFt’s name to Quepasa Games S/S Ltda (“Quepasa Games”).  Our wholly owned Brazilian based subsidiary, Quepasa Games, created and distributed games on Quepasa.com, Orkut, and Facebook.  On June 30, 2012, the Company discontinued its games development and hosting operations.

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

We consider the MeetMe, myYearbook, Quepasa and Social Theater trademarks and our related trademarks to be valuable to the Company and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We operate at the forefront of a nascent segment (social discovery) of a broader sector that is still being defined (social networking). As such, we face significant competition in every aspect of our business, both from established companies whose products help users meet new people, or are evolving to do so, and from smaller but well-funded startups that can quickly gain attention and compete with us for users. Examples of services that compete with us for users and advertiser interest include, but are not limited to:

•	Websites and mobile applications whose primary focus is to help users meet new people in their geographical area, including Tagged, Badoo, Skout, Highlight, Twoo, Banjo, and Meetup.

•
Social networking websites and mobile applications with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match.com, POF, Okcupid, HowAboutWe, Let's Date, and Tinder.

•	Broader social networks that currently offer or may evolve to offer services aimed at helping users meet new people in their area, such as Facebook, Google+, Twitter, MySpace, and LinkedIn.

•
Interest-based communities that help users connect with like-minded people online, including Pinterest, Reddit, Tumblr, and Quora, as well as vertical communities such as Goodreads, Last.fm, and Fitocracy.

•
Significant competition for Social Theater comes from publishers including Trialpay, Social Vibe, RadiumOne, Unruly, Break Media, TubeMogul, SponsorPay, Virool, ShareThrough, SuperSonic Ads, Jun Group, Selectable Media, and WildTangent.

As we introduce new products, and as other companies introduce new products and services, we expect to become subject to additional competition.  Additional information regarding certain risks related to our competition is included in Part I, Item 1A, “Risk Factors” of this report.

EMPLOYEES

As of February 28, 2013, we employed approximately 144 full time, six temporary full time, and eight part time employees in the United States, and four full time employees in Sao Paulo, Brazil.  None of our employees are represented by a labor union.  Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this report and is incorporated herein by reference.

GOVERNMENT REGULATION

In the United States, advertising and promotional information presented to visitors on our website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the CAN-SPAM Act of 2003. We may also be subject to laws in the various other countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.  Additional information regarding certain risks, related to government regulations, is included in Part I, Item 1A, “Risk Factors” of this report.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Investor Relations website at www.meetmecorp.com/investors/sec-filings/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these filings at www.sec.gov.  The information posted on our corporate website and the SEC website is not incorporated herein.

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

Risk Related to Our Business

If we cannot increase our monthly average users and increase their engagement on MeetMe, our future operating results may decline.

We offer applications that are free to use, with only a small percentage of our users paying for virtual goods.  Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We must continue to add new members to our user base and retain existing members by offering new and engaging features and products in order to attract advertising investment and generate virtual currency revenue.  The challenges we face include, among other things, our ability to:

•	attract new users and retain existing users at a consistent rate;
•	increase engagement by existing users;
•	monetize our growing base of mobile users;
•	anticipate changes in the social networking and social discovery industry;
•	cost-effectively develop and launch applications;
•	launch new products and release enhancements that become popular;
•
develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, fast load times and the deployment of new features and applications;

•	process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;
•	compete with other companies that are currently in, or may in the future enter, the social networking or social discovery industry;
•	hire, integrate and retain world class talent;
•	expand our business internationally and with respect to mobile devices; and
•	monetize mobile devices.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success.  We had approximately 5.5 million monthly active users (MAUs) on average per month in the fourth quarter 2012, up from the 3.0 million MAU in the same period in 2011.  Our financial performance is significantly affected by our success in adding, retaining, and engaging active users.  If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement.  A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously.  There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels.  A decrease in user retention, growth, or engagement could render us less attractive to advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations.  Any number of factors could potentially negatively affect user retention, growth, and engagement, including if we fail to:

•	introduce new and improved products that are favorably received;
•	identify and respond to emerging technological trends in the market;
•	provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content we display;
•	continue to develop features for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;
•	acquire or license leading technologies;
•	avoid technical or other problems that prevent us from delivering our services in a rapid and reliable manner or otherwise affect the user experience; or
•	provide adequate customer service to users or advertisers.

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential may be adversely affected.

Because the number of our registered members is higher than the number of actual users, and a substantial majority of our page views are generated by a minority of our members, our future operating results will be adversely affected if we do not increase the number of active members and the average usage per member.

Our members do not routinely visit our website on a monthly basis, and a majority of our page views are generated by a minority of our members.  Also, the number of registered members in our network may be higher than the number of actual users because some members may have multiple registrations, other members may have died or may have become incapacitated, and others may have registered under fictitious names.  Members also terminate their memberships and delete their profiles.  Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of active members, and thus we rely on the number of registered members as our measure of the size of our network. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of visits from members, then our business may not grow as fast as we expect which will harm our operating and financial results and may cause our stock price to decline.

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members will suffer and our revenue will decrease.

A majority of our members do not visit our website frequently and spend a limited amount of time when they do visit.  If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users to our website and our financial results will suffer.  In addition, part of our success depends on our members interacting with our website and contributing to our viral advertising platform (Social Theater).  If our Social Theater platform is unsuccessful and our members do not spread our advertisers’ messages throughout the Internet, our operating results will suffer.

We generate the majority of our revenue from advertising.  If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline resulting in significant operating losses and impacting our cash flows negatively.

The majority of our revenue is currently generated from parties advertising on our platform.   As is common in the industry, our advertisers typically do not have long-term advertising commitments with us.  Many of our advertisers spend only a relatively small portion of their overall advertising budget with us.  Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.  Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on MeetMe;

•	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of ads and other commercial content that we display;

•	our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

•	loss of advertising market share to our competitors;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•	adverse media reports or other negative publicity involving us or other companies in our industry;

•	changes in the way online advertising is priced;

•	the impact of new technologies that could block or obscure the display of our ads and other commercial content; and

•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for our ads and other commercial content, which may reduce the prices we receive for our ads and other commercial content, or cause advertisers to stop advertising with us altogether.  In turn, we may incur a substantial decline in revenue, increased operating losses, and a negative impact on cash flows.

If we cannot effectively monetize our mobile products, we may not be able to successfully grow our business.

The shift of our audience from web to mobile may be disruptive to our business and operating results.  Although our total traffic is close to an all-time high, this growth is driven by our mobile audience, which monetizes at a lower rate than our web audience.  As our users shift from web to mobile access web page views have decreased.  Decreasing web traffic results in declining web revenue.  Our business faces the challenge of ramping up mobile monetization to offset declining web revenues as users continue to increase their mobile access.  The transition in our user access may impact revenue in the short-term and medium-term as mobile monetization continues to mature slowly.  Accordingly, as users continue to increasingly access MeetMe mobile products as a substitute for using personal computers, if personal computers usage continues to be phased out by the popularity of smart phones and tablets, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results may be negatively affected.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online.  Our competitors are other companies providing portal and online community services, such as Facebook, Yahoo, Google, Orkut, Tagged, Badoo, PlentyOfFish, Skout, and Okcupid.  Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users.  These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements.  Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies.

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

If we are not able to effectively compete, our user base and level of user engagement may decrease, which could make us less attractive to advertisers and materially and adversely affect our revenue and results of operations.

Because we face competition from traditional media companies, we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

Major brand and network advertising drives most of our revenue.  We rely primarily on cost per thousand (“CPM”) advertising, where we base the price we charge for advertising on the number of users who view it.  In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.  Most large advertisers have set advertising budgets, a portion of which is allocated to Internet advertising.  We expect that large advertisers will continue to increase their advertising efforts on the Internet.  If we fail to convince these companies to spend a portion of their advertising budgets on social media and specifically with us, however, our operating results could be harmed.

An increasing number of individuals are utilizing devices other than personal computers to access the Internet.  If versions of our applications developed for these devices do not gain widespread adoption, or do not function as intended, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase.   We have launched a MeetMe mobile application for Android smart phones, iPhones and iPads.  We are dependent on interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our platform’s functionality or give preferential treatment to competitive services could adversely affect our mobile application usage on mobile devices.  Each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our games may not work well or be viewable on these devices as a result.  Smart phones, cell phones and handheld tablets generally have lower processing speed, power, functionality and memory than computers.  As a result, our mobile application and similar applications we may develop in the future may not be compelling to users.  As new devices and new platforms are continually being released, it is difficult to predict the problems that we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.  If we cannot effectively monetize the continuing shift to mobile devices, our business could be negatively affected.

Since we rely on the Apple “App Store” and “Google Play” to obtain new mobile MeetMe members, if either denies us access or changes its search and rating algorithms we may not be able to acquire new mobile members.

We acquire new mobile members for MeetMe primarily through the Apple “App Store” and Google “Play” (formerly the Android “Marketplace”).  On more than one occasion in 2012, Apple rejected our application because of user generated content and other concerns. In response we devoted additional resources to image review, and changed some of our content allowance policies.  If we fail to maintain access to either or both the App Store and Google Play outlets, our business and operating results will suffer.  In addition, our iPhone and Android applications rank near the top of the “Free Social” categories and near the top of many key search terms.  However, Apple and Google have changed their rating and search algorithms in the past without notice.  Future changes to the rating and search algorithms by Apple or Google may impact our rating and search results, causing a drop in new mobile and application downloads and causing our business and operating results to suffer.

If we are unable to continue to develop successful applications and games for mobile platforms, our growth prospects could suffer.

We have offered applications for mobile platforms since May 2010.  We expect to continue to devote substantial resources to the development of mobile applications, but there can be no assurances that we will continue to succeed in developing applications that appeal to users or advertisers.  For instance, we may encounter difficulty in attracting leading advertisers to our mobile applications.  We may also encounter difficulty transitioning features that were successful on the web to applications developed for mobile platforms.  We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners.  Finally, we may face challenges converting mobile users into users that pay for virtual currency or other virtual items.  These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms.  If we do not succeed in doing so, our growth prospects will suffer.

If we cannot address technological change in our industry in a timely fashion and develop new services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

•	rapidly changing technology;

•	evolving industry standards and practices that could render our platform and proprietary technology obsolete;

•	changes in consumer tastes and demands; and

•	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis.  Developing website and other technology involves significant technical and business risks.  We may not be able to successfully use new technologies or adapt our platforms and technology to emerging industry standards.  We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Because we plan to continue expanding our operations abroad where we have limited operating experience, we may be subject to increased business, economic and regulatory risks that could affect our financial results.

We plan to continue the international expansion of our business operations.  We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products.  If we fail to deploy or manage our operations in international markets successfully, our business may suffer.  In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

•	burdens of complying with a variety of foreign laws;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	lack of familiarity with local customs;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure; and;

•	compliance with the United States Foreign Corrupt Practices Act and similar laws in other jurisdictions.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

If we are unable to implement payment gateways to our users, our results of operations may be adversely affected.

We conduct our business in countries outside the United States and depend on payment gateways that are not as well developed as those in the United States where most people have credit cards or bank debit cards to use in paying for virtual goods, products and services.  Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the United States.  If we are unable to implement payment gateways that provide our members the ability to pay for goods, products and services easily, our future results may be adversely affected.  Additionally, our inability to collect and receive payments from these other sources may have an adverse effect on our business and results of operations.

Because we rely on Facebook as a significant distribution, marketing and promotion platform, if our relationship with Facebook changes or it loses market share, our business may be adversely affected.

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

If any of the following events occurs, it would likely harm our ability to acquire new members and provide services to our existing members:

•	Facebook discontinues or limits access to its platform by us and other application developers;

•
Facebook modifies its terms of service or other policies, including changing how the personal information of its users is made available to application developers on the Facebook platform or shared by users; or

•	Facebook develops its own competitive offerings.

We have benefited from Facebook’s strong brand recognition and large user base.  If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our content and applications, which could consume substantial resources and may not be effective.  In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any such changes could be unfavorable.  Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on Facebook platform or restrict how Facebook users can share information with friends on the Facebook platform.

Because our business is subject to complex and evolving United States and foreign laws and regulations regarding privacy, data protection, and other matters we may be subject to claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise sustain harm to our business.

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

If there is increased government regulation of the Internet, it could adversely affect our business.

Due to the rapid growth and widespread use of the Internet, national and local governments are enacting and considering various laws and regulations.  Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation.  New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of the Internet.  Furthermore, the application of existing domestic laws and regulations to Internet companies remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways. New Jersey enacted the Internet Dating Safety Act in 2008, which requires online dating services to disclose whether they perform criminal background screening practices and to offer safer dating tips on their websites. Other states have enacted or considered enacting similar legislation. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, any such requirements could increase our cost of operations or discourage use of our services.

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

If laws are enacted taxing usage and sales on the Internet, increased taxes could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities, including game usage and the sale of virtual currency.  New or revised tax regulations may subject us to additional sales, use, income and other taxes.  We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet.  New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce Internet sales and decrease the attractiveness of advertising over the Internet.  Any of these events could have an adverse effect on our business and results of operations.

If we fail to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted on our websites our own privacy policy and practices concerning the collection, use, and disclosure of user data.  Any actual or perceived failure by us to comply with our posted privacy policy or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups or others, which could potentially have an adverse effect on our business.  Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data.  If any of these events occur, our users’ information could be accessed or disclosed improperly.

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

We provide platforms for meeting new people.  Although we devote substantial resources to member services and safety, our members have in the past and will likely in the future commit crimes against other members or violate other laws in interacting with such members, which could impair our brand and raise the prospect of litigation that may be costly to defend. Additionally, any inappropriate content or behavior by our members could cause our mobile apps to be removed from the App Store and/or Google Play, which could adversely affect our business.

The requirements of being a public company may strain our resources and divert management's attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE MKT, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results.  In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Because we have been subject to regulatory investigations and we expect to be subject to such proceedings in the future, such investigations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we receive inquiries from regulators regarding our compliance with laws and other matters.  For example, in June 2011, we received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations, including specific information regarding our e-mail marketing practices on Quepasa.com.   Our attorneys advised us that federal law preempted the New York Attorney General’s inquiry in the absence of any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG and made certain changes to our email practices on Quepasa.com to address his concerns.  On August 15, 2012, we entered into an Assurance of Discontinuance with the New York Attorney General in which we agreed to “comply with the laws of the State of New York, and industry standards and practices” regarding certain e-mail marketing campaigns and the New York Attorney General agreed to discontinue its investigation.

Responding to or defending other such actions may cause us to incur substantial expenses and divert our management’s attention.  If we are unsuccessful, we may have to change our e-mail marketing practices or other business practices that could impair our ability to obtain new members or service to our members.  Any change in our business practices or defense of a regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

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

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers and other employees.  Such employees, particularly product managers and engineers for both web and mobile applications, quality assurance personnel, graphic designers and salespeople, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees.  We require certain key employees to enter into employment agreements, but in the United States employees are free to leave an employer at any time without penalties.  The loss of key employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

If we experience any failure or significant interruption in our network, it could harm our business.

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

Because our software is highly technical, undetected errors, if any, could adversely affect our business.

Our products incorporate software that is highly technical and complex.  Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities.  Some errors in our software code may only be discovered after the code has been released.  Any errors, bugs, flaws, corrupted data or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

If we experience computer malware, viruses, hacking and phishing attacks, and spamming, it could harm our business.

Security breaches, computer malware and computer hacking and phishing attacks have become more prevalent in the social media industry, have occurred on our systems in the past and may occur on our systems in the future. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.   We have experienced and expect to continue to experience hacking attacks.   Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.  If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, changed security, and system protection measures.

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

Companies in the Internet, social media technology and other industries own large numbers of patents, copyrights, and trademarks and frequently request license agreements, threaten litigation, or file suit based on allegations of infringement or other violations of intellectual property rights.  From time to time, we face, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.  Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results.  If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners.  Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering certain products and services.

Class action lawsuits or other litigation matters that are expensive and time consuming, if resolved adversely, could harm our business, financial condition, or results of operations.

In addition to intellectual property claims, we may also become involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, or litigation relating to our business transactions or related third party transactions. Any negative outcome from such lawsuits could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

If there are changes in accounting rules, it could adversely affect our results of operations.

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

Risk Related to our Stock

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•	changes in the number of our registered members;

•	changes in visits by our active members;

•	independent reports relating to the metrics of our website, including the number of MAUs and DAU’s;

•	our failure to generate increases in revenue;

•	our failure to meet the challenges of monetizing our mobile users;

•	our failure to achieve or maintain profitability;

•	actual or anticipated variations in our quarterly results of operations;

•	announcements by us or our competitors of significant contracts, new services, or acquisitions;

•	commercial relationships, joint ventures or capital commitments;

•	the loss of significant business relationships;

•	changes in market valuations of social media companies;

•	the loss of major advertisers;

•	future acquisitions;

•	the departure of key personnel;

•	short selling activities; or

•	regulatory developments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may issue preferred stock without the approval of our shareholders, it could be more difficult for a third party to acquire us and could depress our stock price.

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

As of March 12, 2013, we had 37,066,404 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 20 million which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.  Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

If registration rights that we have previously granted are exercised, or if we grant additional registration rights in the future, the price of our common stock may be adversely affected.

We may be obligated to register with the Securities and Exchange Commission shares of common stock, which may then be sold in the open market. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Because few securities or industry analysts currently cover our business, undue weight could be placed on any one analyst report.  If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price could decline.

Because we may require additional capital to meet our financial obligations and support business growth, this capital might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new applications or enhance our existing applications, improve our operating infrastructure or acquire complementary businesses, personnel and technologies.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  Our ability to raise additional funds may be directly related to the strength of the capital and financial markets and the economy both in the United States and internationally.  We may not be able to obtain additional financing on terms favorable to us, if at all.  Additionally, if our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

We finance a portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future.  In particular, we have used these types of arrangements to finance some of our equipment and data centers. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

•	require repayment of any outstanding lease obligations;

•	terminate our leasing arrangements;

•	stop delivery of ordered equipment;

•	sell or require us to return our leased equipment; or

•	require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

Our ability to use our net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes may be limited.

As of December 31, 2012, we had federal net operating loss carry forwards, which we refer to as NOLs, of approximately $124 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code (the “Code”).

Approximately $7 million of that amount consists of NOLs of myYearbook as of the date of the closing of the myYearbook acquisition, which are not currently subject to an annual limitation under Section 382 of the Code.  The majority of the myYearkbook NOLs will be available to the Company to offset future taxable income by December 31, 2013.  The NOLs begin expiring in 2026.

Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code.  An ownership change could be triggered by substantial changes in the ownership of our outstanding stock.  For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.  Ownership shifts in the three year period following the myYearbook merger, when combined with the common stock issued as merger consideration and related financing, could cause an ownership change for purposes of Section 382 of the Code.

 If applicable, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change.  The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate.  Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change  and recognized (or deemed recognized) during the five year period after the ownership change.

In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods.  The NOLs may expire before we can generate sufficient taxable income to use them.  The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters are located in New Hope, Pennsylvania and consists of approximately 17,000 square feet of office space. The lease expires in March 2017. We also lease office space in West Palm Beach, Florida, New York City, New York, Los Angeles, California and Sao Paulo, Brazil.  Our data centers are leased and operated in Secaucus, New Jersey and Tempe, Arizona. Our technical operations are provided in leased offices located in New Hope, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that federal law preempted the NYAG’s inquiry in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG and made certain changes to our email practices on Quepasa.com to address the concerns.  On August 15, 2012, we entered into an Assurance of Discontinuance with the NYAG in which we agreed to pay the NYAG $20,000 and to “comply with the laws of the State of New York, and industry standards and practices” regarding certain e-mail marketing campaigns and the NYAG agreed to discontinue its investigation.

As previously reported, on August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  On March 30, 2012, the Plaintiff filed an amended complaint in the United States District Court for the Southern District of Florida to add two additional defendants to the case.  The amended complaint alleged that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff sought, for herself and on behalf of the members of the class, $500 for each alleged violation.  On August 3, 2012, the Plaintiff filed a Stipulation to Dismiss the Case for reason of its failure to effectuate service on either of the additional defendants.  On October 2, 2012, the Court issued an Order dismissing the case.

As previously disclosed, the Equal Employment Opportunity Commission (“EEOC”) found the complaint by Stacy Caplan, a former employee, unfounded and closed its file.  On January 28, 2013, Stacey Caplan sued the Company and its Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations.  The Company believes the plaintiff’s claims are without merit and intends to defend against them vigorously.

By letter dated October 23, 2012, a third party accused the Company of breach of contract and infringement of trademark.  Said party has not filed suit against the Company.  The parties are negotiating a settlement of the matter and the Company expects to pay $400,000 and to issue a $600,000 non-interest bearing note payable to the other party to resolve all outstanding claims.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 21, 2011 our common stock has been listed on the NYSE MKT under the symbol “QPSA”.  On June 5, 2012, we changed our symbol to “MEET” in conjunction with our name change. Previously, our common stock was quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”).  The last reported sales price of our common stock as reported by the NYSE MKT on March 12, 2013 was $2.50 per share.

For the period that our common stock was quoted on the Bulletin Board, the table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2012:	HIGH	LOW

First quarter	$5.47	$3.01
Second quarter	$4.65	$2.12
Third quarter	$3.20	$1.55
Fourth quarter	$4.31	$2.14

YEAR ENDED DECEMBER 31, 2011:

First quarter	$14.98	$5.15
Second quarter	$9.64	$4.86
Third quarter	$10.42	$3.40
Fourth quarter	$4.98	$2.74

Stock Performance Chart

The graph below matches the cumulative 5-Year total return of holders of MeetMe, Inc.'s common stock with the cumulative total returns of the Russell 2000 index and the RDG Internet Composite index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/07
12/08
12/09
12/10
12/11
12/12
MeetMe, Inc.
Russell 2000
RDG Internet Composite

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 Russell Investment Group. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12

MeetMe, Inc.	100.00	68.44	86.07	479.51	136.07	143.03
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
RDG Internet Composite	100.00	56.53	98.33	110.81	114.60	136.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Shareholders

According to the records of our transfer agent, there were 639 holders of record of our common stock as of March 12, 2013. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.  Our current credit facility precludes us from paying dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data.  The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations data:
Revenues (1)	$46,657,959	$10,705,693	$6,054,141	$535,976	$56,006
Operating Expenses (3)	52,026,176	18,487,496	12,109,536	10,466,656	11,967,511
Net loss from continuing operations (1)(4)	$(6,627,711)	$(8,379,511)	$(6,650,650)	$(10,575,507)	$(7,139,319)
Net loss from discontinued operations (2)	$(3,680,627)	$(4,386,307)	$-	$-	$-
Net loss	$(10,308,338)	$(12,765,818)	$(6,650,650)	$(10,575,507)	$(7,139,319)
Preferred stock dividends	$-	$(40,705)	$(111,500)	$(111,500)	$(55,750)
Net loss allocable to common shareholders	$(10,308,338)	$(12,806,523)	$(6,762,150)	$(10,687,007)	$(7,195,069)
Basic and diluted net loss per common shareholder:
Continuing operations	$(0.18)	$(0.44)	$(0.52)	$(0.84)	$(0.57)
Discontinued operations	$(0.10)	$(0.23)	$-	$-	$-
Basic and diluted net loss per common shareholder	$(0.28)	$(0.67)	$(0.52)	$(0.84)	$(0.57)
Dividends per common share	$-	$-	$-	$-	$-

Balance Sheet Data:
Working Capital	$11,993,518	$13,338,650	$14,618,305	$1,050,212	$5,023,950
Total assets	104,434,667	106,804,696	16,452,789	2,250,391	6,741,705
Current portion of long-term debt	2,551,941	2,450,191	-	-	-
Long term debt, net of discounts	9,156,788	9,255,508	6,272,545	5,673,702	5,074,858
Stockholders' equity	85,522,149	90,645,574	9,187,891	(3,902,660)	1,338,811

(1) See Note 2 of the Notes to Consolidated Financial Statements for discussion of the Company's acquisitions in 2011.
(2) See Note 3 of the Notes to Consolidated Financial Statements for discussion of the Company's discontinuation of Quepasa Games operations in 2012.
(3) See Note 1 of the Notes to Consolidated Financial Statements for discussion of the Company's acquisition and restructuring costs incurred in 2012 and 2011 (See further discussion of acquisitions costs in Note 2 of the Notes to Consolidated Financial Statements).

(4) During 2008 the Company recognized a gain on extinguishment of long-term debt of $5 million, the difference between the value of convertible preferred stock Series A issued in exchange for debt at June 30, 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in this report, particularly in “Risk Factors,” located under Item 1A.

Company Overview

MeetMe is a social network for meeting new people that makes meeting new people fun through social games and applications.  The MeetMe service, both on the web and in its mobile applications on iPhone, Android, iPad and other tablets, includes a combination of traditional social networking features (e.g. profiles, messaging, friend lists) and unique social discovery applications that facilitate interactions among users and encourage users to connect with each other. An example of such an application is the Live Feed, a location-based news feed that displays text, photo, and video posts of users geographically proximate to the viewing user.

Through the Live Feed and other features like Photoboard, Locals, and Match, users are able to discover relevant people around them. Once users connect through such a feature, some portion of those users will take other actions with respect to particular users, including viewing their profiles and sending them messages.  The platform’s health is a function of its number of active users, the number of new users joining per day, and the average revenue per user.

2012 Highlights:

To the extent that the 2011 metric data presented below contains the entire year of 2011, it combines the pre-acquisition period, January 1 to November 10, 2011, with the post-merger data.

•
We averaged 5.51 million monthly active users (MAUs) on the core MeetMe platform in the fourth quarter of 2012, an increase of 85% as compared to 2.98 million average MAUs on the core MeetMe platform in the fourth quarter of 2011.

•
We averaged 1.26 million daily active users (DAUs) on the core MeetMe platform in the fourth quarter of 2012, an increase of 33% as compared to 0.95 million average DAUs on the core MeetMe platform in the fourth quarter of 2011.

•	We averaged 2.11 million MAUs of our mobile products in the fourth quarter of 2012, an increase of 65% as compared to 1.28 million average MAUs of our mobile products in the fourth quarter of 2011.

•	We averaged 0.77 million DAUs of our mobile products in the fourth quarter of 2012, an increase of 63% as compared to 0.47 million average DAUs of our mobile products in the fourth quarter of 2011.

•	Our highly engaged user base generated over 40.4 billion total page views in 2012, up from the 26.9 billion page views in the same period of 2011 for the MeetMe platforms.

•
In March 2012, we launched a paid virtual currency product in our mobile apps, Credits, representing our first initiative toward monetizing our rapidly growing mobile audience through in-app purchases.

•
Revenue attributed to our mobile products was $2.22 million in the fourth quarter of 2012, an increase of 355% as compared to $0.49 million in the fourth quarter of 2011, with 41.3% of mobile revenue in the fourth quarter of 2012 attributed to virtual currency. Mobile average revenue per daily active user (ARPDAU) increased 179% from $0.012 to $0.032 during the same period.

•
As of October 8, 2012, our consumer properties were combined under a single brand, MeetMe. This transition of our legacy Quepasa.com users onto the MeetMe platform marked the final step of the merger integration that began on November 10, 2011, when Quepasa Corporation merged with Insider Guides, Inc.

•
We successfully internationalized the core MeetMe platform, launching in Spanish and Portuguese in August 2012, and expanding to French, German, and Italian in December 2012 and to traditional Chinese, Japanese, and Russian in February 2013. As a result of these launches, 44.1% of our MAUs in December 2012 came from outside the United States and Canada, as compared to 16.7% of our MAUs coming from outside the United States and Canada in June 2012.

Factors Affecting Our Performance

•
Number of MAUs and DAUs:  We believe ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, and the volume of virtual currency purchases, as well as our expenses and capital expenditures.

•
User Engagement:  Changes in user engagement patterns we believe also affect our revenue and financial performance. Specifically, the number of visits and page views each MAU or DAU generates affects the number of advertisements we are able to display and therefore the rate at which we are able to monetize our active user base.  We continue to create new features and enhance existing features to drive additional engagement.

•
Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer ads on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the fourth quarter of 2012, over 60% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 22.3% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2013, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature slowly.

•
Advertising Rates:   Similar to many other publishers, the revenue we earn per thousand ad impressions (CPM) on the web is on a downward trend, while CPM in our mobile applications has been rising, but remains significantly lower as compared to the web. Our revenue and financial results are materially dependent on these broader industry trends, and to the extent CPM continues declining on the web and is not offset by the rising CPM on mobile, our operating results may be impacted. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue.

•
User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates.  For example, ARPU in the United States and Canada is significantly higher than in Latin America.  In 2012 and early 2013, we laid the foundation for future international growth by localizing the core MeetMe service into five additional languages with a focus on Western Europe and three additional languages with a focus on Asia.  We plan to continue to invest in user growth across the world, including in geographies where current per user monetization rates are relatively lower than in the United States and Canada.

•
New User Sources:  The percentage of our new users that are acquired through inorganic, paid sources has a material impact on our financial performance, specifically with regard to ARPU for web and mobile. Inorganically acquired users tend to have lower engagement rates, tend to generate fewer visits and ad impressions and to be less likely to buy virtual currency products. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically acquired users, but the rate at which we monetize the average active user overall declines as a result.

•
Ad Inventory Management:  Our revenue trends are affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display. In general, more prominently displayed advertising units will generate more revenue per impression. Our Social Theater campaign expenses are materially dependent on the percentage of Social Theater campaigns that run on MeetMe.com and the percentage that run on our partners’ cross-platform networks. We work to maximize the share of Social Theater campaigns that run on MeetMe.com and run campaigns on our partners’ networks only when necessary to increase their reach.

•
Increased Social Theater Competition:  A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on our partners’ cross-platform networks and not on MeetMe.com.  A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, may make it difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

•
Seasonality:  Advertising spending is traditionally seasonal with a peak in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect a growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first and second quarters of each year.

•
Headcount:   Our employee headcount decreased during 2012 as a result of termination related to process re-engineering and discontinued operations.  We expect to leverage and supplement our current talent pool through managed growth. We intend to hire additional software engineers, other personnel with technology expertise, and sales personnel to support domestic and international expansion.

Growth trends in web and mobile MAUs and DAUs are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, the volume of payments transactions, as well as our expenses and capital expenditures.

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

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display and traditional seasonality.  Social Theater is a revenue product for the MeetMe platform and on third-party sites.  Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base and advertiser spending budgets.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides, Inc. (formerly known as IG Acquisition Company from November 10, 2011 until it merged into MeetMe, Inc. effective January 1, 2012). On June 30, 2012 the Company discontinued its game development and hosting operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.  The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock based award for employees and non-employees, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment, useful lives of intangible assets and property and equipment, and the measurement and accrual of restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounts Receivable Allowances

We maintain an allowance for potential credit losses and for potential discounts based on historical experience and other information available to management.  Discounts historically represent less than 1% of the related revenues.  The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between tracking systems, resulting in discounts on some payments. We have hundreds of customers that advertise on thousands of publishers, and it is not possible for all of the parties to agree to designate a single standardized system for measuring impressions. Differences between ad serving platforms with respect to impressions is primarily due to lag time between serving of ads and other technical differences.  For example: In the publisher’s platform an impression might be counted as soon as the web page opens; however, if the user were to close his or her web browser window as soon as the page is rendered, that impression data might not be counted by the advertisers tracking system, nor would the advertiser consider it a valid impression.  The discounts would be determined by taking the difference in impressions between the two tracking systems and applying the appropriate CPM (cost per thousand) that the impressions were being served, so if we agreed to a CPM of $1.00 with an advertiser, and we reported 100,000 impressions, and the advertiser had 95,000 impressions, the discount would be calculated as follows – 5,000 impressions divided by 1,000 multiplied by $1.00 to come up with a discount of $5.00.

Concentration of Credit Risk

During the year ended December 31, 2012, customers (1) and (2) comprised approximately 13% and 25% of total revenues, respectively.  For the years ended December 31, 2012, 2011 and 2010 customer (1), a principal shareholder of the Company, MATT Inc. and its parent company, comprised 13%, 40%, and 95%, respectively, of total revenues.  Three customers comprised 58 % and 36% of total accounts receivable as of December 31, 2012 and 2011, respectively.

Our advertising revenue is a combination of two components, remnant advertising sales, and Social Theater campaigns.  Social Theater campaigns may produce individually significant revenue based upon the timing of the delivery of the campaign.  The Company integrates sales with aggregators for remnant Internet advertising that represent thousands of different clients. There are many of these aggregators that could provide similar sources of advertising revenue. Our business is not dependent on any one or a few major customers; however our advertising revenue composition may result in significant customer concentrations due to the timing of large Social Theater campaigns and advertising aggregators.

Goodwill

Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods, including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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

Dividends

We have never declared or paid cash dividends on our common stock.  We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future on our common stock.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C  to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Revenue Sources and Recognition

During the years ended December 31, 2012, 2011 and 2010, our revenue was generated from two principal sources: revenue earned from the sales of advertising on our websites and virtual currency products.

Advertising Revenue: Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An ad impression refers to an image or video placed with the web page or mobile screen to promote a product or company. An ad impression is delivered when an advertisement appears on pages viewed by members. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 56%, 52% and 4% of our revenue came from advertising during the years ended December 31, 2012, 2011 and 2010, respectively.

Virtual Currency Products Revenue:

Revenue is earned from virtual currency monetization products sold to our website users.  The Company offers  Credits and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and Credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Lunch Money is virtual currencies purchased using PayPal by our users to buy premium virtual products on our platform.  Credits can be purchased using PayPal on the website and mobile applications and have a value of 50 credits to $1.00.  Platform users do not own the Credits but have limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, we may change the purchase price of Credits at any time, and we reserve the right to stop issuing credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on our platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Credits are recorded in deferred revenue when purchased and recorded as revenue when used.  For “VIP” and other subscriptions based products, the Company recognizes revenue over the one-month period of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, Social Theater.  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the user’s account.  When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

Social Theater is a product that allows us to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.   Social Theatre revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition. We pay a distribution fee to the hosting platform when Social Theater is distributed outside of our platform and mobile applications. Social Theater is classified as virtual currency product revenue, since users earn virtual currency every time they complete a Social Theater engagement, although we earn product revenue from the advertiser.

Effective November 2011 in connection with the Merger with myYearbook, the Company’s DSM product became a part of Social Theater, a cross platform, virtual currency product.  Approximately 44% of our revenue came from virtual currency product revenues during the year ended December 31, 2012. Approximately 48% and 96% of our revenue came from Social Theater cross platform DSM campaigns during the years ended December 31, 2011 and 2010.

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

•
Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment, and intangible assets.  Currently the majority of our depreciation and amortization expense is attributable to tangible and intangible assets associated with the acquisition of myYearbook.

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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest income relates to our Notes Receivable discussed in Note 4 of our Consolidated Financial Statements and our cash balances.  Interest expense relates to our Loan and Notes Payable discussed in Note 9 of our Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

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

Games expenses represented the direct expenses for hosting, marketing, site fees, reporting and foreign taxes. Games product development and content expenses included salaries, benefits, and share-based compensation for our employees, utility charges, and production office costs, were charged to discontinuing operations as incurred. Game exit costs included severance costs of terminated employees and exit costs of office closure expenses and were charged to discontinuing operations as incurred.

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the years ended December 31,
	2012	2011	2010	2011 to 2012 Change ($)	2011 to 2012 Change (%)	2010 to 2011 Change ($)	2010 to 2011 Change (%)

Revenues	$46,657,959	$10,705,693	$6,054,141	$35,952,266	336%	$4,651,552	77%

Operating Costs and Expenses
Sales and marketing	8,467,158	2,030,522	990,076	6,436,636	317%	1,040,446	105%
Product development and content	29,510,917	8,543,404	5,123,965	20,967,513	245%	3,419,439	67%
General and administrative	9,663,323	5,094,770	5,675,716	4,568,553	90%	(580,946)	-10%
Depreciation and amortization	3,962,290	870,369	319,779	3,091,921	355%	550,590	172%
Acquisition and restructuring costs	422,488	1,948,431	-	(1,525,943)	-78%	1,948,431
Operating Expenses	52,026,176	18,487,496	12,109,536	33,538,680	181%	6,377,960	53%
Loss from Operations	(5,368,217)	(7,781,803)	(6,055,395)	2,413,586	31%	(1,726,408)	29%
Other Income (Expense):

Interest income	16,569	57,265	6,229	(40,696)	-71%	51,036	819%
Interest expense	(1,285,674)	(657,184)	(603,609)	(628,490)	96%	(53,575)	9%
Other income	9,611	2,211	2,125	7,400	335%	86	4%
Total Other Income (Expense)	(1,259,494)	(597,708)	(595,255)	(661,786)	-111%	(2,453)	0%

Net loss from continuing operations	$(6,627,711)	$(8,379,511)	$(6,650,650)	$1,751,800	-21%	$(1,728,861)	26%
Net loss from discontinued operations	$(3,680,627)	$(4,386,307)	$-	$705,680	-16%	$(4,386,307)
Net loss	$(10,308,338)	$(12,765,818)	$(6,650,650)	$2,457,480	-37%	$(6,115,168)	92%

Comparison of the year ended December 31, 2012 with the year ended December 31, 2011

In reviewing the 2012 to 2011 operating metrics, we note that 2012 reflects a full year of operations following the November 10, 2011 merger with myYearbook.  This is the principal reason for increased revenues and expenses.

Revenues

Our revenues were approximately $47 million, for the year ended December 31, 2012, an increase of $36 million or 336% compared to $11 million for the same period in 2011.  The increase in revenues is primarily the result of increases of approximately $16.7 million and $3.3 million, respectively, in web and mobile advertising and $16 million in virtual currency products revenues the aggregate revenue increase includes growth in web advertising, and the introduction of mobile advertising.

We earned $6 million of Social Theater revenue for the year ended December 31, 2012 from a principal shareholder of the Company, MATT Inc.  We earned approximately $4.2 million of Social Theater revenue, formerly known as DSM, and $120,000 of website development revenue for the year ended December 31, 2011 from Altos Hornos de Mexico, S.A. de C.V. ("AHMSA"), which owns Mexicans & Americans Trading Together, Inc. ("MATT, Inc.").

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $6.4 million to $8.5 million for the year ended December 31, 2012 from $2.0 million in 2011.   Increased sales and marketing expenses are primarily attributable to approximately $3.2 million in sales and marketing salaries, sales commissions, related expenses and stock compensation costs, $2.6 million of marketing and promotion costs primarily for the rebranded platform, and $612,000 of travel costs and office rent.   For the year ended December 31, 2012, the Company had 24 person full-time sales and sales support staff located primarily in the New York and New Hope offices, an increase of 22 employee costs for the full year ended December 31, 2012.

Product Development and Content: Product development and content expenses increased approximately $21.0 million, to $29.5 million, for the year ended December 31, 2012 from $8.5 million in 2011. The aggregate increase in product development and content is attributable to an additional website, more developers, and an expanded data center and production office space.  Increased salary, bonuses, related expenses, and stock compensation of approximately $10.2 million accounted for 49% of the total increase.  Approximately $5.5 million of increased third party content and delivery costs and $6.2 million of additional data center cost, website support, and production office costs accounted for 51% of the total increase.  The migration of services from the Mexico service and data center and staff reductions curtailed data center costs by approximately $934,000 for the year ended December 31, 2012 from the same period in 2011.  For the year ended December 31, 2012, the Company had 102 full-time and seven part-time development staff located in the New Hope office, a net increase of 93 full-time and eight part-time employee costs for the full year ended December 31, 2012.

General and Administrative: General and administrative expenses increased $4.6 million, to $9.6 million for the year ended December 31, 2012 from $5.1 million for the same period in 2011.  The aggregate increase in general and administrative costs is due to an increased management team, insurance premiums, and expanded office space.  Increased general and administrative costs is primarily attributable to increases of approximately $1.5 million in salaries, bonuses, related expenses, stock compensation costs and board of directors compensation, $409,000 of insurance costs, $278,000 of travel costs, $436,000 of professional fees, $1,170,000 of litigation settlements, $657,000 office rent, utilities and administrative costs, and $164,000 increase in Delaware state franchise fees and other state taxes and license fees.  For the year ended December 31, 2012, the Company had a 14 person full-time executive and corporate staff located primarily in the New Hope and West Palm Beach offices, a net increase of nine employee salaries and benefits for the full year ended December 31, 2012.

Comparison of the year ended December 31, 2011 with the year ended December 31, 2010

The 2011 results include less than two months of myYearbook operations following the merger.

Revenues

Our revenues were $10.7 million for the year ended December 31, 2011, an increase of $4.7 million or 77% compared to $6 million for the same period in 2010.  The increase in revenues is primarily the result of increases of approximately $5 million, $311,000 and $814,000, respectively, in web and mobile advertising and virtual currency product revenues contributed by myYearbook from merger on November 10, 2011. Offsetting these revenues was a decrease in DSM and website designs revenues associated with DSM campaigns of $1.4 million.  We earned approximately $4.2 and $3.7 million of DSM revenue and $120,000 and $1.2 million of website development revenue for the years ended December 31, 2011 and 2010, respectively, from AHMSA. We earned $0 and $800,000 of DSM revenue for the years ended December 31, 2011 and 2010, respectively, from MATT Inc., without commission or fees.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $1 million, or 105%, to $2 million for the year ended December 31, 2011 from $991,000 in 2010.  The increases are primarily attributable to approximately $676,000 in sales and marketing salaries, sales commissions, related expenses and stock compensation costs, $332,000 of marketing and promotion costs for the myYearbook platform, and $32,000 of travel costs and office rent for the New York and New Hope sales team. The acquisition of myYearbook brought 23 person full-time sales and sales support staff located primarily in the New York and New Hope offices.

Product Development and Content: Product development and content expenses increased $3.4 million, or 67%, to $8.5 million for the year ended December 31, 2011 from $5.1 million in 2010.  Increased salary, bonuses, related expenses, and stock compensation of approximately $1.6 million accounted for 47% of the total increase.  Third party content and delivery costs of approximately $598,000 and $1.1 million of additional data center cost, website support, and production office costs attributable to myYearbook platform accounted for 48% of the total increase.  The balance of the increases relates to the Mexican service center and staff increases. The acquisition of myYearbook brought 73 full-time development staff located primarily in the New Hope office.

General and Administrative: General and administrative expenses decreased $580,000, or 10%, to $5.1 million for the year ended December 31, 2011 from $5.7 million for the same period in 2010.  Increases of $80,000 in insurance costs, $142,000 in travel costs, $177,000 of professional fees, $143,000 of reporting dues and $206,000 of office rent, utilities and administrative costs were attributable to the myYearbook acquisition.  Additional increases in expenses resulted from increases in salaries, bonuses, related expenses of approximately $810,000 and a bad debt write-off of approximately $271,000.  Offsetting these expenses was a decrease of $2.4 million in stock based compensation due to the fully vesting of options during 2010.

Comparison of Stock Based Compensation and Other Costs and Expenses

Stock Based Compensation

Stock based compensation expense for continuing operations, included in the operating expense by category, increased approximately $265,000 to $3.9 million for the year ended December 31, 2012 from $3.6 million for the year ended December 31, 2011. Stock based compensation expense for continuing operations decreased approximately $2.2 million to $3.6 million for the year ended December 31, 2011 from $5.9 million in 2010 due to the full vesting of options in 2010. Stock based compensation expense for discontinued operations; included in the loss from discontinued operations category, decreased by approximately $579,000 for the year ended December 31, 2012 from the year ended December 31, 2011 and is attributable to terminated employees. Stock based compensation expense represented 8%, 20% and, 48% of operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively.  As of December 31, 2012, there was approximately $6.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

	For the years ended December 31,			2012 to 2011 Changes ($)	2011 to 2010 Changes ($)
	2012	2011	2010
Sales and marketing	$347,555	$567,380	$412,183	$(219,825)	$155,197
Product and content development	1,856,622	953,743	918,844	902,879	34,899
General and administrative	1,677,717	2,096,258	4,533,942	(418,541)	(2,437,684)
Total stock based compensation for continuing operations	3,881,894	3,617,381	5,864,969	264,513	(2,247,588)
Total stock based compensation for discontinued operations	151,508	730,758	-	(579,250)	730,758
Total stock based compensation	$4,033,402	$4,348,139	$5,864,969	$(314,737)	$4,348,139

Stock based compensation is composed of the following:

	2012	2011	2010
Vesting of stock options	$3,881,894	$3,438,478	$5,574,536
Vesting of warrants	-	178,903	116,286
Re-pricing of warrants	-	-	147,813
Issuance of common stock for professional fees	-	-	26,334
Total stock based compensation for continuing operations	$3,881,894	$3,617,381	$5,864,969

The amortization of prepaid expenses includes compensation for professional services in which the related stock options vested prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $3.1 million to $3.9 million for the year ended December 31, 2012 from $870,000 in the year ended December 31, 2011.  The increase is due to the depreciation and amortization of tangible and intangible assets associated with the acquisition of myYearbook.

Depreciation and amortization expense increased approximately $551,000 to $870,000 for the year ended December 31, 2011 from $320,000 in 2010. The increase is primarily due to the depreciation and amortization of storage server equipment acquired in the fourth quarter of 2010 and first quarter 2011.

Acquisition and Restructuring Costs

For the years ended December 31, 2012 and 2011 restructuring costs were approximately $423,000 and $352,000 including the accrual of office and employee exit costs and employee relocation costs. No acquisition costs were incurred during the year ended December 31, 2012.  The Company incurred approximately $1.6 million of broker commissions, legal and professional fees and travel costs during the acquisition of Quepasa Games and myYearbook during the year ended December 31, 2011.  No acquisition or restructuring costs were incurred during the year ended December 31, 2010.

Discontinued Operations- Quepasa Games

	For the year ended December 31,
	2012	2011	Change
Games Revenues	$840,190	$1,144,443	$(304,253)
Games expenses	1,032,366	1,553,450	(521,084)
Product development and content	552,563	1,609,917	(1,057,354)
Depreciation and amortization	16,102	227,498	(211,396)
Exit costs	431,418	-	431,418
Loss on disposable of assets	48,084	-	48,084
Stock-based compensation	151,508	730,758	(579,250)
Loss on impairment of goodwill	2,288,776	1,409,127	879,649
Total	4,520,817	5,530,750	(1,009,933)
Loss from discontinued operations attributable to Quepasa Games	$(3,680,627)	$(4,386,307)	$705,680

Revenues from discontinued games operations for the year ended December 31, 2012 decreased approximately $304,000 to $840,000 from $1.1 million in 2011. For the year ended December 31, 2012 games expenses of approximately $1 million decreased $521,000 from $1.6 million the year ended December 31, 2011.  The games revenues and related games expenses for 2011 represented operations for less than eight full months whereas the 2012 games expenses reflect six months of operation. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games product development and content expenses decreased approximately $1 million to $553,000 in the year ended December 31, 2012 from $1.6 million in 2011.  The decrease in product development and content expense is due to reduced content costs attributable to reduction in games revenue and reimbursements of specific production costs by a third party developer for the Amazon Alive game in 2012. Games exit costs of approximately $431,000 include severance costs of terminated employees and exit costs of office closure expenses.  An impairment loss of goodwill of approximately $2.3 million was recorded at June 30, 2012 in conjunction with the decision to discontinue the Quepasa Games development business.  A valuation of Quepasa Games was performed at December 31, 2011 and a loss on impairment of approximately $1.4 was recorded to adjust the goodwill in the implied carrying value. The translated value of goodwill for Quepasa Games varied at each reporting period due to changes in the foreign exchange rates. No games revenues were recorded or costs incurred during the year ended December 31, 2010.

Liquidity and Capital Resources

	For the years ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(832,134)	$(7,754,729)	$(709,801)
Net cash used in investing activities	(787,494)	(11,718,393)	(759,626)
Net cash (used in) provided by financing activities	(1,624,060)	14,213,740	13,988,528
	$(3,243,688)	$(5,259,382)	$12,519,101

Net cash used in operations was approximately $832,000 for the year ended December 31, 2012 compared to cash used by operations of $7.8 million for 2011.  For the year ended December 31, 2012, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $6.6 million offset by non-cash expenses of approximately $4 million of depreciation and amortization expense, $3.9 million related to stock based compensation for the vesting of stock options, $292,000 in amortization of discounts on notes payable and debt issuance costs, $277,000 net write off of trade receivables and allowance adjustments.  Additionally, changes in working capital increased the net cash used in continuing operations.  These changes included increases in accounts receivable of $5.7 million offset by net decreases of $275,000 in restricted cash, $304,000 in prepaid expenses, other current assets and other assets and increases in accounts payable and accrued expenses of $4 million and of $322,000 in deferred revenues.  Net cash used in discontinued operations of Quepasa Games of approximately $1.8 million consisted of a net loss from discontinued operations of $3.7 million offset by noncash expenses of $2.3 million loss on impairment of goodwill, $152,000 related to stock based compensation for the vesting of stock options, $48,000 loss on disposal of property and equipment, and $16,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $625,000 increased the net cash used for discontinued operations.

Net cash used in operations was approximately $7.8 million for the year ended December 31, 2011 compared to $710,000 for 2010.  For the year ended December 31, 2011, net cash used by continuing operations consisted primarily of a net loss of approximately $8.4 million, offset by non-cash expenses of $870,000 of depreciation and amortization expenses and $3.4 million related to stock based compensation for the vesting of stock options and $179,000 for vesting of warrants, $291,000 in amortization of discounts on notes payable and debt issuance costs, and $256,000 net write off of the Hollywood Creation note receivable, related accrued interest, and allowance adjustments.  Additionally, changes in working capital increased the net cash used in continuing operations.  These changes included increases in accounts receivable of approximately $1.7 million and a decrease in deferred revenues of $22,000 offset by increases of $706,000 in accounts payable and accrued expenses. Net cash used in discontinued operations of Quepasa Games of approximately $1.9 million consisted of a net loss from discontinued operations of $4.4 million offset by noncash expenses of $1.4 million loss on impairment of goodwill, $731,000 related to stock based compensation for the vesting of stock options and $227,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $78,000 increased the net cash used for discontinued operations.

For the year ended December 31, 2010, net cash used by operations consisted of a net loss of approximately $6.6 million offset by non-cash expenses of $320,000 in depreciation and amortization expenses and $5.6 million related to stock based compensation for the vesting of stock options and $26,000 for issuance of common stock for professional services, $148,000 for re-pricing of warrants and $116,000 for vesting of warrants, and $291,000 in amortization of discounts on notes payable and debt issuance costs.  Additionally, changes in working capital increased the net cash used in operating activities.  These changes included increases in accounts receivable of approximately $1 million and in restricted cash of $275,000, offset by an increase in accounts payable and accrued expenses of $715,000 and a $76,000 decrease in prepaid expenses, other current assets and other assets.

Net cash used in investing activities in the year ended December 31, 2012 of approximately $787,000, was due to capital expenditures of $720,000 for computer equipment to increase capacity and improve performance and $125,000 for purchase of intellectual properties offset by $58,000 of loan receivable payments received from BRC.  Net cash used in investing activities in the year ended December 31, 2011 of approximately $11.7 million was attributable to net payments made for the acquisitions of Insider Guides, Inc. of $10.7 million and $500,000 for Quepasa Games, capital expenditures of $575,000 primarily for computer servers to provide redundant backup for content and increase capacity,  a $40,000 loan advance to Hollywood Creations, offset by $81,000 of loan receivable payments received from BRC.   Net cash used in investing activities in the year ended December 31, 2010 of approximately $760,000, was due to capital expenditures of $543,000 for computer servers to increase capacity and provide redundant backup for content and we made a $217,000 loan disbursement to Hollywood Creations.

Net cash used in financing activities in the year ended December 31, 2012 of approximately $1.6 million was due to $2.4 million of debt payments $373,000 of capital lease payments and $100,000 dividend payments on preferred stock offset by $1.3 million proceeds from the exercise of stock options.  There was approximately $14.2 million provided by financing activities for the year ended December 31, 2011, of which $10 million was attributable to proceeds from the issuance of convertible preferred stock and $2.6 million from the issuance of common stock, $2 million from the exercise of stock options offset by $219,000 of debt payments and $150,000 dividend payments on preferred stock.  In December 2010, we completed a private offering of 1,753,329 shares of our common stock for cash proceeds of $12.6 million net of offering costs.  Cash proceeds from the exercise of stock options were $1.4 million for the year ended December 31, 2010.

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$5,022,007	$8,271,787
Total assets	$104,434,667	$106,804,696
Percentage of total assets	5%	8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of the date of March 12, 2013, the Company had a cash balance of $6.1 million.  As of December 31, 2012, the Company had positive working capital of approximately $12.0 million at December 31, 2012, which included $6 million of accounts receivable owed from a principal shareholder of the Company, MATT Inc. and AHMSA.  On March 5, 2013, the Company, AHMSA and MATT entered into an agreement to offset the Company’s $5,000,000 Subordinated Promissory Note dated January 25, 2008 (the “Note”) with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Receivable represented approximately 38.2% of our accounts receivable and approximately 50% of our working capital as of December 31, 2012.

On March 5, 2013 the Company and Richard L. Scott Investments, LLC (“RSI”) entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the Company’s $2,000,000 Subordinated Promissory Note dated January 25, 2008 (the “RSI Note”).  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect, and the RSI Note has been deemed fully satisfied.

The Company expects to pay approximately $2 million in severance and related employee exit costs to its former Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer during 2013.  By a letter dated October 23, 2012, a third party accused the company of breach of contract and infringement of trademark. The parties are negotiating a settlement of the matter and the Company expects to pay $400,000 and issue a $600,000 non-interest bearing note payable to the other party to resolve all outstanding claims.

The Company may borrow up to an additional $6 million of debt from financial institutions and under capital leases through its Loan and Security Agreement (“Debt Agreement”), provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  As of the date of March 12, 2013, the Company owed approximately $1.8 million of which $281,000 is due through September 2013, and $1.5 million is due through August 2014, and capital lease debt of $1.8 million due through December 2015.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $3.2 million for 2013, funded primarily through capital leases, which will support growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Contractual Obligations

Our principal commitments consist of obligations for long term debt, capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2012.

From	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
To
Long Term Debt (1)	$11,071,094	$1,903,368	$480,753	$8,686,973	$-
Capital Lease Obligations (2)	1,706,803	648,573	1,058,230		-
Operating Lease Obligations (3)	2,982,100	1,436,800	973,200	572,100	-
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities on Balance Sheet	-	-	-	-	-
Total	$15,759,997	$3,993,342	$2,507,582	$9,259,073	$-

(1) The long term debt relates to growth capital and equipment term loans secured by all of the Company’s assets and subordinated notes payable held by two investors in the Company, one of which is MATT Inc.  On March 5, 2013, the Company and MATT Inc. entered into an agreement wherein MATT Inc. will offset its subordinated note payable and related accrued interest, due October 2016, in lieu of payment on a $6 million outstanding account receivable to the Company.  The Company entered into an agreement with RSI, wherein RSI exercised one million warrants cancelling the $2 million subordinated note payable and accrued interest.  See “Liquidity and Capital Resources” above.

(2) The Capital Lease Obligations relates to equipment lease agreements for equipment primarily used in our data centers.
(3) The Operating Lease Obligations relates to equipment and facilities we lease in the U.S. and Brazil.

Non-GAAP – Financial Measure

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

The Company defines Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, amortization of stock-based compensation, nonrecurring acquisition, restructuring or other expenses and goodwill impairment charges.  The Company excludes stock based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

	For the Years Ended December 31,
	2012	2011	2010

Net Loss from Continuing Operations Allocable to Common Shareholders	$(6,627,711)	$(8,379,511)	$(6,650,650)

Interest expense	1,285,674	657,184	603,609
Depreciation and amortization	3,962,290	870,369	319,779
Stock based compensation expense	3,881,896	3,617,380	5,864,969
Loss contingency for lawsuit settlements	1,000,000	-	-
Acquisition and restructuring costs	422,488	1,948,431	-

Adjusted EBITDA (Loss)	$3,924,637	$(1,286,147)	$137,707

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

•	Liquidity;
•	Capital Expenditures;
•	Opportunities for our business;
•	Growth for our business; and
•	Anticipations and expectations regarding mobile usage and monetization.

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

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

New Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements included in this report for discussion of recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of December 31, 2012 was held in insured depository accounts, of which approximately $3.9 million exceeded insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-29

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2012 has been audited by Salberg & Company P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

As of March 11, 2013, the Company and Geoff Cook entered into an amendment (the “Amendment”) to the Employment Agreement between MeetMe, Inc. and Geoff Cook dated as of July 19, 2011.  The Amendment provides that Mr. Cook shall be employed as the Chief Executive Officer of the Company.  Pursuant to the Amendment, Mr. Cook shall participate in the management bonus program established by the Company with an annual targeted bonus equal to no less than 80% of his base salary to be paid in the equivalent value of fully-vested options to purchase shares of the Company’s common stock and/or shares of the Company’s common stock.  However, if and to the extent that the Chief Financial Officer’s bonus is paid in cash, Mr. Cook’s bonus shall also be paid in cash.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Company's corporate website at www.meetmecorp.com/investors/governance/.  The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits.  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

MEETME, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Michael Matte	Executive Vice President of Finance	March 14, 2013
Michael Matte	(Principal Financial Officer)

/s/John Abbott	Chairman of the Board of Directors	March 14, 2013
John Abbott

/s/Alonso Ancira	Director	March 14, 2013
Alonso Ancira

/s/Lars Batista	Director	March 14, 2013
Lars Batista

/s/Steven Besbeck	Director	March 14, 2013
Steven Besbeck

/s/Geoffrey Cook	Director and Chief Executive Officer	March 14, 2013
Geoffrey Cook	(Principal Executive Officer)

/s/Ernesto Cruz	Director	March 14, 2013
Ernesto Cruz

/s/Terry Herndon	Director	March 14, 2013
Terry Herndon

/s/Malcolm Jozoff	Director	March 14, 2013
Malcolm Jozoff

/s/Richard Lewis	Director	March 14, 2013
Richard Lewis

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.2	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.3	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.9	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.10	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.11	Matte Employment Agreement Amendment No. 3**				Filed
10.12	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.15	Frederic Beckley Employment Agreement**				Filed
10.16	Gavin Roy Employment Agreement **				Filed
10.17	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.18	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.19	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.20	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.21	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.22	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.23	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.24	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.25	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.26	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.27	Form of Director Option Agreement**				Filed
10.28	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.29	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.30	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.31	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.32	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.33	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.34	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.35	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013				Filed
10.36	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013				Filed
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906) ***				Furnished***
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
MeetMe, Inc.

We have audited the accompanying consolidated balance sheets of MeetMe, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  We also have audited MeetMe, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MeetMe, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, MeetMe, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 14, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MEETME, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$5,022,007	$8,271,787
Accounts receivable, net of allowance of $547,000 and $270,210, at December 31, 2012 and 2011, respectively	15,744,789	10,293,752
Notes receivable - current portion, including $0 and $559 of accrued interest, at December 31, 2012 and 2011, respectively	111,569	169,955
Prepaid expenses and other current assets	870,881	1,082,184
Restricted cash	-	275,000
Current asset from discontinued operations	-	149,796
Total current assets	21,749,246	20,242,474

Goodwill, net	70,646,036	70,646,036
Goodwill and intangible assets from discontinued operations, net	-	2,402,446
Intangible assets, net	6,746,273	8,567,772
Property and equipment, net	4,772,632	4,318,619
Property and equipment from discontinued operations, net	-	90,075
Other assets	520,480	385,683
Other assets from discontinued operations	-	151,591
Total assets	$104,434,667	$106,804,696

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,528,607	$1,841,595
Accrued expenses and other liabilities	3,211,681	1,713,870
Current liabilities from discontinued operations	1,434	693,947
Deferred revenue	392,612	70,516
Accrued dividends	69,455	169,455
Unearned grant income	-	9,040
Current portion of long-term debt	2,551,941	2,405,191
Total current liabilities	9,755,730	6,903,614

Long term debt, net of discount	9,156,788	9,255,508
Total liabilities	18,912,518	16,159,122

Commitments and Contingencies (see Note 10)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares:
Convertible preferred stock Series A, $.001 par value; authorized - 1,000,000 shares; no shares issued and outstanding at December 31, 2012 and 2011, Liquidation preference of $2,500,000	-	-
Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at December 31, 2012, and 2011,respectively	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 37,046,405 and 36,145,084 shares issued and outstanding at December 31, 2012 and 2011, respectively	37,050	36,146
Additional paid-in capital	275,261,794	269,974,789
Accumulated deficit	(189,211,750)	(178,903,412)
Accumulated other comprehensive loss	(565,945)	(462,949)
Total stockholders’ equity	85,522,149	90,645,574
Total liabilities and stockholders’ equity	$104,434,667	$106,804,696

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2012	2011	2010

Revenues	$46,657,959	$10,705,693	$6,054,141
Operating Costs and Expenses:
Sales and marketing	8,467,158	2,030,522	990,076
Product development and content	29,510,917	8,543,404	5,123,965
General and administrative	9,663,323	5,094,770	5,675,716
Depreciation and amortization	3,962,290	870,369	319,779
Acquisition and restructuring costs	422,488	1,948,431	-
Total Operating Costs and Expenses	52,026,176	18,487,496	12,109,536
Loss from Operations	(5,368,217)	(7,781,803)	(6,055,395)
Other Income (Expense):
Interest income	16,569	57,265	6,229
Interest expense	(1,285,674)	(657,184)	(603,609)
Other income (expense), net	9,611	2,211	2,125
Total other income (expense)	(1,259,494)	(597,708)	(595,255)
Loss before income taxes	(6,627,711)	(8,379,511)	(6,650,650)
Income taxes	-	-	-
Net loss from continuing operations	$(6,627,711)	$(8,379,511)	$(6,650,650)
Loss from discontinued operations, net of taxes	$(3,680,627)	$(4,386,307)	$-
Net loss	$(10,308,338)	$(12,765,818)	$(6,650,650)
Preferred stock dividends	-	(40,705)	(111,500)
Net Loss Allocable To Common Shareholders	$(10,308,338)	$(12,806,523)	$(6,762,150)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.18)	$(0.44)	$(0.52)
Discontinued operations	$(0.10)	$(0.23)	$-
Basic and diluted net loss per common shareholders	$(0.28)	$(0.67)	$(0.52)
Weighted Average Number of Shares Outstanding, Basic and Diluted:	36,461,615	19,092,121	13,117,845

Net Loss	$(10,308,338)	$(12,765,818)	$(6,650,650)
Foreign currency translation adjustment	(102,996)	(456,098)	(796)
Comprehensive Loss	$(10,411,334)	$(13,221,916)	$(6,651,446)

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012, 2011, and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance—December 31, 2009	25,000	$25	12,743,111	$12,743	$155,425,366	$(159,334,739)	$(6,055)	$(3,902,660)
Vesting of stock options for compensation					$5,574,536			5,574,536
Issuance of (cancellation) common stock for professional services			6,600	7	26,327			26,334
Issuance of common stock for cash, net of offering costs			1,753,329	1,753	12,630,604			12,632,357
Re-pricing of warrants					147,813			147,813
Issuance of warrants					116,286			116,286
Exercise of stock options			784,240	784	1,355,387			1,356,171
Preferred stock dividends						(111,500)		(111,500)
Foreign currency translation adjustment							(796)	(796)
Net loss						(6,650,650)		(6,650,650)

Balance—December 31, 2010	25,000	$25	15,287,280	$15,287	$175,276,319	$(166,096,889)	$(6,851)	$9,187,891
Vesting of stock options for compensation					4,169,236			4,169,236
Vesting of warrants					178,903			178,903
Issuance of common stock for the acquisition of Quepasa Games			348,723	349	2,730,152			2,730,501
Contingent issuance of stock for the acquisition of Quepasa Games					978,750			978,750
Issuance of common stock for conversion of preferred stock	(25,000)	(25)	336,927	337	(312)			-
Issuance of preferred stock for cash	2,000,000	2,000			9,998,000			10,000,000
Issuance of common stock for conversion of preferred stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)			-
Issuance of common stock for cash			716,246	716	2,556,284			2,557,000
Issuance of common stock for the acquisition of Insider Guides, Inc.			16,999,943	17,000	72,062,761			72,079,761
Exercise of stock options			811,016	812	1,282,841			1,283,653
Exercise of warrants			165,000	165	742,335			742,500
Preferred stock dividends						(40,705)		(40,705)
Foreign currency translation adjustment							(456,098)	(456,098)
Net loss						(12,765,818)		(12,765,818)

Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation					4,033,402			4,033,402
Exercise of stock options			901,321	904	1,253,603			1,254,507
Foreign currency translation adjustment							(102,996)	(102,996)
Net loss						(10,308,338)		(10,308,338)

Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(6,627,711)	$(8,379,511)	$(6,650,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,962,290	870,369	319,779
Vesting of stock options for compensation	3,881,896	3,438,476	5,574,536
Repricing of warrants	-	-	147,813
Vesting of warrants	-	178,903	116,286
Issuance of common stock and stock option for professional services	-	-	26,334
Loss on disposal of property and equipment	11,081	-	-
Grant income	(9,594)	(2,164)	(1,446)
Bad debt expense (recovery)	276,790	257,877	(22,529)
Amortization of discounts on notes payable and debt issuance costs	292,210	291,405	291,409
Changes in operating assets and liabilities:
Accounts receivable	(5,733,953)	(1,726,253)	(1,027,714)
Prepaid expenses, other current assets, and other assets	303,845	(59,331)	(198,769)
Restricted cash	275,000	-	-
Accounts payable and accrued expenses	4,015,689	(706,016)	715,150
Deferred revenue	322,096	21,970	-
Net cash provided (used) by continuing operating activities	969,639	(5,814,275)	(709,801)
Net cash provided (used) by discontinued operations:	(1,801,773)	(1,940,454)	-
Net cash provided (used) by operating activities	(832,134)	(7,754,729)	(709,801)
Cash flows from investing activities:
Acquisition of Insider Guides, Inc.	-	(10,684,025)	-
Acquisition of Quepasa Games	-	(500,000)	-
Purchase of property and equipment	(720,321)	(574,972)	(542,959)
Purchase of trademarks	(125,000)	-	-
Loan payments from BRC	57,827	80,604	-
Advance to Hollywood Creations	-	(40,000)	(216,667)
Net cash provided (used) by investing activities	(787,494)	(11,718,393)	(759,626)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,254,507	2,026,152	1,356,171
Net proceeds from the issuance of common stock	-	2,557,000	12,632,357
Net proceeds from the issuance of convertible preferred stock	-	10,000,000	-
Payments of capital leases	(373,376)	-	-
Payments of dividends	(100,000)	(150,000)	-
Payments on long-term debt	(2,405,191)	(219,412)	-
Net cash provided (used) by financing activities	(1,624,060)	14,213,740	13,988,528
Change in cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(3,243,688)	(5,259,382)	12,519,101
Effect of foreign currency exchange rate on cash	(6,092)	(15,403)	(796)
Net increase (decrease) in cash and cash equivalents	(3,249,780)	(5,274,785)	12,518,305
Cash and cash equivalents at beginning of the year	8,271,787	13,546,572	1,028,267
Cash and cash equivalents at end of year	$5,022,007	$8,271,787	$13,546,572

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$527,759	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchaseof property and equipment through capital leases	$(1,488,073)	$-	$-
Preferred stock dividends accrued and charged to accumulated deficit	$-	$40,705	$(111,500)

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc., (the “Company” or “MeetMe”), was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware.  Effective June 1, 2012, the Company changed its name from Quepasa Corporation.  The Company is a social media technology company which owns and operates MeetMe.com previously known as myYearbook.com and Quepasa.com which transitioned to MeetMe.com in the fourth quarter of 2012. MeetMe is a social discovery network company that makes meeting new people fun through social games and applications, monetized through both advertising and virtual currency.  MeetMe.com and Quepasa.com are collectively referred to in this Report as the “MeetMe Platforms”.

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

The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011.  On July 14, 2011, XtFt’s name was changed to Quepasa Games S/S Ltda (“Quepasa Games”).  The Company’s wholly owned Brazilian based subsidiary, Quepasa Games, managed game development and creation of intellectual properties business. On June 30, 2012, the Company discontinued the games development business and creation of intellectual properties business of Quepasa Games. On July 14, 2012 the corporate shell of Quepasa Games S/S Ltda was renamed MeetMe Online Brasil S/S Ltda and is focused on advertising sales in the Sao Paolo, Brazil office.

On November 10, 2011, the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc., doing business as myYearbook.com (“myYearbook”) closed a Merger under which myYearbook merged with and into Merger Sub (the “Merger”).  Insider Guides, Inc. operated a social networking website, open to people of all ages, with a concentration of members between the ages of 13 and 24.  As Merger consideration, the security holders of myYearbook securities received approximately $18 million in cash and approximately 17 million shares of the Company common stock (not including cash for fractional shares).   Following the Merger, Merger Sub changed its name to Insider Guides, Inc.  MeetMe, Inc. and its wholly owned subsidiary, Insider Guides, legally merged as of January 1, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of MeetMe and  its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides, Inc. (from November 10, 2011 until its merger into MeetMe, Inc. on January 1, 2012).   All intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2012 the Company discontinued its game development and creation of intellectual properties business.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011 approximated $3.9 million and $5.8 million, respectively.

Accounts Receivable — Trade

We extend credit on a non-collateralized basis primarily to United States and international customers. We perform periodic credit evaluations of our customers’ financial condition as part of our decision to provide credit terms. We maintain an allowance for potential credit losses and for potential discounts based on historical experience and other information available to management.  Discounts historically represent less than 1% of the related revenues.  The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between non-standardized tracking systems, resulting in discounts on some payments. Difference between ad serving platforms with respect to impressions is primarily due to lag time between serving of ads and other technical differences.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Notes Receivable

We have entered into loan agreements with several entities as part of an ongoing effort to provide additional content and revenue streams to the website. The portion of notes receivable due within twelve months of the balance sheet date is classified as current.  In accordance with GAAP, we review our notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amount of the receivable may not be recovered. If such receivables are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the receivable. During the year ended December 31, 2011, a note receivable and related accrued interest of $271,404 was deemed uncollectible, was written off and the bad debt expense was included in general and administrative expense.  No impairment occurred during the years ended December 31, 2012 and 2010.

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Goodwill

Goodwill represents the excess of the Company’s purchase prices of Insider Guides, Inc. and Quepasa Games (formerly known as XtFt Games S/S Ltda), over the fair values of the respective identifiable assets acquired and liabilities assumed.  Goodwill is not amortized. For the 2011 acquisitions, goodwill is not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

During the year ended December 31, 2012 the Company recorded approximately $2.3 million goodwill impairment charges related to the discontinuance of Quepasa Games operations. During the year ended December 31, 2011 the Company recorded approximately $1.4 million impairment charges related to goodwill of Quepasa Games operations.  Impairment charges for Quepasa Games are included in discontinued operations for all financial periods presented.

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships, mobile applications, and customer contracts recorded at fair value.  Amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

(years)
Trademarks	5
Domain names	5
Applications, purchased and internally developed	5
Advertiser customer relationships	3

Advertiser customer relationships met the contractual identification criteria, and purchase price allocation was based on a value as determined by the excess earnings approach from historical advertising revenues. Advertiser customer relationships are amortized using the straight-line method over the term of the average contract term. Amortization expense for continuing operations was approximately $1.9 million, $322,000, and $0 for the years ended December 31, 2012, 2011, 2010, respectively.  Amortization expense for discontinued operations was approximately $600, $197,000, and $0 for the years ended December 31, 2012, 2011, 2010, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily consist of prepaid support and service contracts and prepaid rent, debt issue costs and deposits. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

(years)
Software	2 to 3
Servers and Computer equipment	3 to 5
Vehicles	4 to 5
Office furniture and equipment	5 to 10
Other equipment	3 to 13

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Leasehold improvements are amortized using the straight-line method over the term of the individual lease.  Depreciation expense for continuing operations was approximately $2 million, $548,000 and $320,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  Depreciation expense for discontinued operations was approximately $16,000, $30,000 and $0 for the years ended December 31, 2012, 2011, and 2010, respectively.

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.  No asset impairment occurred during the years ended December 31, 2012, 2011 and 2010.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

We follow accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock-based employee and non-employee awards, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill, intangible and long-lived assets for impairment, useful lives of intangibles assets and property and equipment, and the measurement and accrual of restructuring costs and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,	December 31,	December 31,
	2012	2011	2010
Stock options	9,082,753	9,611,931	7,679,149
Warrants	4,200,000	4,200,000	4,465,000
Convertible preferred stock	1,479,949	1,479,949	336,927
Totals	14,762,702	15,291,880	12,481,076

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

During the years ended December 31, 2012, 2011 and 2010, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the years ended December 31, 2012, 2011 and 2010, our revenue is generated from two principal sources: revenue earned from the sales of advertising on our websites and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 56%, 52% and 4% of our revenue came from advertising during the years ended December 31, 2012, 2011 and 2010, respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website users.  The Company offers Credits and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Lunch Money is virtual currency purchased using PayPal by our users to buy premium virtual products on our platform.  Credits can be purchased using PayPal on the website and mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, we may change the purchase price of Credits at any time, and we reserve the right to stop issuing credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on our platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Credits are recorded in deferred revenue when purchased and recognized as revenue when used. For “VIP” and other subscriptions based products, the Company recognizes revenue over the one-month period of the subscription.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

Social Theater is a product that allows us to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.  Social Theatre revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition.

During the years ended December 31, 2011 and 2010, we executed three contracts with Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns Mexicans & American Trading Together, Inc. (“MATT Inc.”), which qualify as Multiple-Element Arrangements. The first was a $3.5 million contract to develop a website and a series of environmental campaigns using our DSM technology, with multiple delivery dates from May 2010 through February 2011.  The second was a $3.0 million contract to develop a website and a legislative campaign using our DSM Technology, with multiple delivery dates from June through December 2010.  The third was a $3.0 million contract to develop the “Job of Your Dreams” (El Empleo de tus Suenos) campaign using our DSM technology, with multiple delivery dates from March 2011 through December 2011.  The revenue from these contracts is allocated between DSM and website development as separate units of accounting based on their relative selling price.  The selling price for DSM was determined using the ad impressions and click through rate that other advertising would require to generate similar engagements, since the DSM technology was a relatively new concept we developed. The selling price for website development was determined using the projected hours and prevailing rates for website development plus the cost of hardware, third party vendors and premium for use of our development resources. Effective November 2011 in connection with the Merger with myYearbook, the Company’s DSM products became a part of Social Theater, a cross platform, virtual currency product.  DSM product revenue for the years ended December 31, 2011 and 2010 have been classified as Social Theater cross platform revenue. Approximately 44% of our revenue came from virtual currency product revenues during the year ended December 31, 2012. Approximately 48% and 96% of our revenue came from Social Theater cross platform DSM campaigns during the years ended December 31, 2011 and 2010.

Significant Customers and Concentration of Credit Risk

During the year ended December 31, 2012, customers (1) and (2) comprised approximately 13% and 25%, of total revenues, respectively.  For the year ended December 31, 2012, 2011 and 2010 customer (1), the Company’s principal shareholder, MATT Inc. and its parent company, comprised 13%, 40%, and 95%, respectively, of total revenues.  Three customers comprised 58% and 36% of total accounts receivable as of December 31, 2012 and 2011, respectively.

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

Games expenses represented the direct expenses for hosting, marketing, site fees, reporting and foreign taxes. Games product development and content expenses included salaries, benefits, and share-based compensation for our employees, utility charges, and production office costs, were charged to discontinuing operations as incurred. Game exit costs included severance costs of terminated employees and exit costs of office closure expenses and were charged to discontinuing operations as incurred.

Unearned Grant Income

Unearned grant income represents the unamortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant was recognized into other income on the accompanying statements of operations on a straight-line basis over the useful lives of the purchased assets.

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

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwith and content delivery fees, and internet game development and maintenance costs, are charged to expense as incurred.

Acquisition and Restructuring Costs

Acquisition and restructuring costs, include costs incurred related to the business acquisitions made by the Company and costs incurred in conjunction with the restructuring of the Company’s business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process.  During November 2011, management announced plans to restructure certain business processes that included consolidation of development offices and closure of duplicative facilities. During 2012, management re-engineered their websites and migrated to a rebranded common platform.  Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the closure of our Los Angeles office, Mexico and Dallas data and service centers.  We incurred acquisition costs of $0 and of approximately $1.6 million during the years ended December 31, 2012 and 2011.  We incurred restructuring costs of approximately $423,000 and $352,000 during the years ended December 31, 2012 and 2011. No acquisition and restructuring costs were incurred during the year ended December 31, 2010.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Leases

In accordance with GAAP, we perform a review of newly acquired leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, we will determine an estimated cost of capital and utilize that rate to calculate the present value. If the lease has an increasing rate over time, and (or) is an operating lease, all leasehold incentives, rent holidays, or other incentives will be considered in determining if a deferred rent liability is required. Leasehold incentives are capitalized and depreciated over the initial term of the lease.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  For the year ended December 31, 2011 and 2010 approximately $1.7 million and $137,000 for production office costs, staffing services, and acquisition costs related the acquisition of Quepasa Games and Insider Guides were respectively reclassified from general and administrative expense to acquisition and restructuring costs, product development and content expense, and sales and marketing expenses.  Prepaid advertising and deferred subscription revenue of approximately $71,000 was reclassified from accrued liabilities to deferred revenue for the December 31, 2011 balance sheet. Reclassification adjustments for discontinued operations were made to the consolidated balance sheets and statements of operations for the periods presented.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

	For the Years Ended December 31,
	2012	2011
Games Revenues	$840,190	$1,144,443
Games Expenses	1,032,366	1,553,450
Product development and content	552,563	1,609,917
Depreciation and amortization	16,102	227,498
Exit costs	431,418
Loss on disposable of assets	48,084
Stock-based compensation	151,508	730,758
Loss on impairment of goodwill	2,288,776	1,409,127
Total	4,520,817	5,530,750
Loss from discontinued operations attributable to Quepasa Games	$(3,680,627)	$(4,386,307)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follows:

	December 31, 2012	December 31, 2011
Assets
Accounts receivable, prepaid and other current assets	$-	$149,796

Goodwill, net	-	2,402,446
Property and equipment, net	-	90,075
Other assets	-	151,591
Total assets of discontinued operations	$-	$2,793,908
Liabilities
Accounts payable and accrued expenses	$1,434	$693,947
Total current liabilities of discontinued operations	$1,434	$693,947

Note 4—Notes Receivable

In February 2010, we entered into a settlement agreement (the “Settlement”) with BRC effective as of September 22, 2009.  Under the Settlement, BRC’s indebtedness to us was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “Note”) dated September 22, 2009.  The Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011.  As collateral for the Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default.  If BRC defaults under the Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date. As a result of the Settlement and the Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice.  Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.  The current balance of BRC Note receivable was $111,569 and $169,955 at December 31, 2012 and 2011, respectively. BRC continues to make payments on the Note receivable which is currently due and payable, and expects to repay the balance in full during 2013.

On September 20, 2010, we entered into a Note Purchase Agreement with Hollywood Creations, Inc. (“Hollywood”) and agreed to lend Hollywood $650,000 in three separate equal installments.  This agreement relates to an arrangement for MeetMe’s exclusive right and license to market and distribute games developed by Hollywood to MeetMe end users.  Those rights were to be subject to a revenue sharing agreement. Each loan was to be evidenced by a 6% Convertible Promissory Note due one year from the date of issuance (“Note”).   The Note may be converted under certain circumstances. In the year ended December 31, 2010, we lent the first $216,667 installment and Hollywood issued us a Note due on September 20, 2011. In February 2011, we made another $40,000 advance due September 2011.   In October, 2011 we deemed the Note uncollectible and we charged the note receivable and related accrued interest of $271,404 to bad debt expense.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Note 5—Goodwill

Goodwill represents the fair value of the intangible assets, not subject to amortization, from the acquisitions of Quepasa Games and Insider Guides, Inc.  At December 31, 2011, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than respective carrying amounts of the acquired subsidiaries pursuant to ASC 350 Intangibles, Goodwill and Other.  After evaluation of Quepasa Games’ performance for the period ended December 31, 2011 and projected 2012 performance, management determined that Quepasa Games could not achieve the performance necessary for the earn-out provision of the stock-purchase agreement and would require an impairment adjustment.  A valuation of the Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of the Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million in 2011. Quepasa Games operations were discontinued on June 30, 2012 and accordingly a loss on impairment of goodwill of approximately $ 2.2 million was recorded as loss from discontinued operations for the year ended December 31, 2012.  The translated value of goodwill for Quepasa Games varied at each interim reporting period due to changes in the foreign exchange rates.

Management’s assessment of the events and circumstance since the acquisition of Insider Guides, Inc. shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2011.  No impairment to goodwill occurred during the year ended December 31, 2012 for Insider Guides.

Goodwill consists of the following:

	Continuing operations	Discontinued operations
Goodwill, opening balance January 1, 2011	$-	$-
Additions:
Goodwill, Quepasa Games	-	4,280,618
Goodwill, translation adjustments		(469,045)
Goodwill, Insider Guides, Inc.	70,646,036	-

Less impairment losses for Quepasa Games	-	(1,409,127)

Total Goodwill—net at December 31, 2011	$70,646,036	$2,402,446
Additions:	-	-
Goodwill, translation adjustments		(113,670)
Less impairment losses for Quepasa Games	-	(2,288,776)

Total Goodwill—net at December 31, 2012	$70,646,036	$-

Note 6—Intangible Assets

Intangible assets consist of the following:

	December 31, 2012	December 31, 2011

Trademarks and domains names	$6,124,994	$5,999,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	8,889,994
Less accumulated amortization	(2,268,721)	(322,222)
Intangible assets from continuing operations	6,746,273	8,567,772
Intangible assets from discontinued operations	-	170,843
Less accumulated amortization	-	(170,445)
Intangible assets from discontinued operations-net	-	398
Intangible assets—net	$6,746,273	$8,568,170

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31:

2013	$1,958,332
2014	1,893,610
2015	1,569,999
2016	1,324,332
2017	-
Total	$6,746,273

Note 7—Property and Equipment

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011

Servers and computer equipment and software	$6,805,099	$6,458,584
Vehicle	-	16,180
Office furniture and equipment	143,037	150,762
Leasehold Improvements	367,437	58,935
Other equipment	-	8,459
Property and equipment from continuing operations	7,315,573	6,692,920
Less accumulated depreciation	(2,542,941)	(2,374,301)
Property and equipment from continuing operations-net	4,772,632	4,318,619
Property and equipment from discontinued operations	-	117,727
Less accumulated depreciation	-	(27,652)
Property and equipment from discontinued operations-net	-	90,075
Property and equipment—net	$4,772,632	$4,408,694

Note 8—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31, 2012	December 31, 2011

Accrued expenses	$2,524,034	$990,240
Accrued employee benefits	463,323	528,428
Accrued restructuring costs	224,324	195,202
Accrued expenses and other liabilities	$3,211,681	$1,713,870

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Note 9— Long-term Debt

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in the Company and the Company issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between The Company and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was approximately $11,000 and $13,500 at December 31, 2012 and 2011 respectively and is included in other assets.

MATT note payable consisted of the following:

	December 31, 2012	December 31, 2011
Notes Payable, face amount	$5,000,000	$5,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)	(1,341,692)
Termination of Jet Rights	(878,942)	(878,942)
Accumulated Amortization	1,255,596	1,000,574
Total Discounts	(965,038)	(1,220,060)
Accrued Interest	1,204,980	877,132
MATT Note Payable, net	$5,239,942	$4,657,072

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was approximately $6,300 and $8,200 at December 31, 2012 and 2011 respectively and is included in other assets.

RSI note payable consisted of the following:

	December 31, 2012	December 31, 2011
Notes Payable, face amount	$2,000,000	$2,000,000
Discounts on Notes:
Revaluation of Warrants	(263,690)	(263,690)
Accumulated Amortization	159,560	127,152
Total Discounts	(104,130)	(136,538)
Accrued Interest	481,993	350,853
RSI Notes Payable, net	$2,377,863	$2,214,315

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, Inc., the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014.  Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at  a fixed interest rate of 12.50% per annum, and the loan is due June 2013.  On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.  At December 31, 2012, the Company was in compliance with the amended loans payable and security agreements debt covenants.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

The following is a schedule of the long term debt:

	Borrowings	Interest Rates			December 31, 2012	December 31, 2011
Growth Term Loans:
LSA2	$97,500			12.50%	$125,679	$290,960
Equipment Term Loans:
SLSA	2,500,000			12.60%	-	272,172
S2LSA	2,500,000			12.50%	496,381	1,336,342
LSA2	8,607			12.50%	1,762,061	2,889,838
	$5,106,107				2,384,121	4,789,312

Capital Leases	1,500,000	6.46	-	7.99%	$1,397,970	-
	1,500,000	4.5	-	7.40%	$308,833	-
	$3,000,000				1,706,803	-

Loans payable - current portion					1,903,368	2,405,191
Capital lease - current portion					648,573
Long term debt - current portion					$2,551,941	$2,405,191

Loans payable - long term portion					480,753	2,384,121
MATT Note payable	5,000,000			4.46%	5,000,000	5,000,000
RSI Note payable	2,000,000			4.46%	2,000,000	2,000,000
					7,480,753	9,384,121
Add: Accrued interest					1,686,973	1,227,985
Less: unamortized discounts					(1,069,168)	(1,356,598)
Total notes payable - long term portion					8,098,558	9,255,508
Capital lease - long term portion					1,058,230	-
Long term debt, net of discounts					$9,156,788	$9,255,508

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

The following is a schedule of the aggregate maturities of the loans payable and subordinated notes including accrued interest:

Years ending December 31:

2013	2,556,542
2014	1,173,155
2015	361,227
2016	-
2017	8,686,973
Total	$12,777,897

Note 10—Commitments and Contingencies

Operating Leases

We lease our operating facilities in the United States of America, and Sao Paulo, Brazil, under operating leases and accordingly rent is expensed as incurred.  Future minimum lease payments under these leases as of December 31, 2012 are as follows:

2013	$1,436,800
2014	522,400
2015	450,800
2016	457,100
2017	115,000
Thereafter	-
$2,982,100

Rent expense for under these leases was approximately $2 million, $434,000 and $129,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that federal law preempted the NYAG’s inquiry in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG and made certain changes to our email practices on Quepasa.com to address the concerns.  On August 15, 2012, we entered into an Assurance of Discontinuance with NYAG, agreed to pay $20,000 to NYAG, and agreed to comply with the State of New York laws and industry practices regarding certain e-mail marketing campaigns. The Company charged this expense to general and administrative expenses. The NYAG agreed to discontinue its investigation.

On August 3, 2011, Michelle Kaffko (the “Plaintiff’) filed a class action lawsuit against the Company in the United States District Court for the District of Nevada.  The Company filed a motion to transfer the case to the Southern District of Florida and the Court granted that motion.  On March 30, 2012, the Plaintiff filed an amended complaint in the United States District Court for the Southern District of Florida to add two additional defendants to the case.  The amended complaint alleges that the Company sent unauthorized text messages to thousands of consumers by using equipment that had the capacity to generate random telephone numbers.  The Plaintiff is seeking, for herself and on behalf of the members of the class, $500 for each alleged violation. On August 3, 2012, the Plaintiff filed a Stipulation to Dismiss the case for reason of failure to effectuate service on either of the additional defendants.  On October 2, 2012, the Court issued an order dismissing the case.

On November 18, 2011, Jeffrey Valdez, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and John Abbott, its Chief Executive Officer, never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Court has granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement.  The Court also dismissed the claim against Mr. Abbott.  On June 25, 2012, the Company entered into a settlement agreement and made a $150,000 payment to the plaintiff for release of all claims and charged this expense to general and administrative expenses. Accordingly, the United States District Court in the Central District of California issued an Order to Dismiss with Prejudice on July 2, 2012.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

On September 8, 2011, Stacey Caplan, a former employee of the Company, filed a complaint with the Equal Employment Opportunity Commission (“EEOC”) alleging sexual discrimination by the Company in the period following her voluntary resignation from the Company.  The Company denied the allegations.  On July 6, 2012, the EEOC found the complaint unfounded and closed its file. On January 28, 2013, Stacey Caplan sued the Company and its Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations.  The Company believes the plaintiff’s claims are without merit and intends to defend against them vigorously.

By letter dated October 23, 2012, a third party accused the Company of breach of contract and infringement of trademark.  Said party has not filed suit against the Company.  The Company recorded a contingent liability of $1 million for the probable settlement of this matter to accrued expense and other liabilities and charged this expense to general and administrative expenses.  The parties are negotiating a settlement of the matter and the Company expects to pay $400,000 and issue a $600,000 non-interest bearing note payable to the other party to resolve the outstanding claim.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations.  Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office, data and service center closures.  Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. Accrued restructuring expenses were approximately $224,000 and $195,000 at December 31, 2012, and December 31, 2011, respectively. The severance cost of payments requiring future service was measured at December 31, 2012 and December 31, 2011 totaling approximately $0 and $550,000, respectively, and was amortized over the expected service period during 2012.

Note 11—Convertible Preferred Stock

On June 30, 2008, we entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”).  In consideration for the Transaction, we issued the Organization 25,000 shares of Series A Preferred Stock, par value $0.001, (the “Original Series A”). Dividends on the Original Series A accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value ($100 per share) and were cumulative. Accrued dividends were $69,455 and $169,455 at December 31, 2012 and 2011, respectively. On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion.  On August 22, 2011, November 28, 2011, and January 18, 2012, $100,000, $50,000, and $100,000 respectively, partial dividend payments were made to the Organization.

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Note 12—Common Stock

The Company issued 901,321 shares, 811,016 shares and 784,240 shares of common stock in connection with the exercises of stock options during the years ended December 31, 2012, 2011 and 2010, respectively (see Note 13). During the year ended December 31, 2011, the Company issued 165,000 common shares in connections with the exercises of warrants (see Note 14).

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

Note 13—Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2012, 2011 and 2010, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Stock based compensation expense includes incremental stock-based compensation expense as follows:

	For the Years Ended December 31,
	2012	2011	2010
Sales and marketing	$347,555	$567,380	$412,183
Product development and content	1,856,624	953,742	918,844
General and administrative	1,677,717	2,096,258	4,533,942
Total stock-based compensation for continuing operations	3,881,896	3,617,380	5,864,969
Total stock-based compensation for discontinued operations	151,506	730,758	-
Total stock-based compensation for vesting of options	$4,033,402	$4,348,138	$5,864,969

As of December 31, 2012, there was approximately $6.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately two years.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under our Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”, less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after the December 31, 2011. As of December 31, 2012, there were approximately 7,494,000 shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the year ended December 31, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$-
Granted	189,875	$1.82
Exercised	-	$-
Forfeited or expired	(2,500)	$1.84
Outstanding at December 31, 2012	187,375	$1.84	9.5	$$127,309
Exercisable at December 31, 2012	70,919	$2.68	9.4	$$42,983

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the year ended December 31,
2012
Risk-free interest rate:	0.64%
Expected term (in years):	5.7
Expected dividend yield:	-
Expected volatility:	84%

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

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

A summary of stock option activity under the 2006 Stock Plans during the year ended December 31, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011 (1)	9,168,893	$2.70
Granted (2)	1,309,750	$3.69
Exercised	(901,321)	$1.39
Forfeited or expired (3)	(1,124,982)	$5.93
Outstanding at December 31, 2012 (4)	8,452,340	$2.56	6.8	$10,845,396
Exercisable at December 31, 2012 (5)	5,819,245	$1.92	5.9	$10,760,862

(1)	Includes 138,864 outstanding options to purchase common stock at a weighted average exercise price of $3.58 per share being held by consultants.
(2)	Includes 10,000 outstanding options to purchase common stock at a weighted average exercise price of $4.20 per share being held by consultants.
(3)	Includes 13,333 of forfeited options to purchase common stock at a weighted average exercise price of $3.60 per share formerly held by consultants
(4)	Includes 135,531 options granted to purchase common stock at a weighted average exercise price of $3.62 per share being held by consultants.
(5)	Includes 91,352 exercisable options to purchase common stock at a weighted average exercise price of $3.06 per share being held by consultants.

The total intrinsic values of options exercised during the year ended December 31, 2012, 2011 and 2010 were approximately $1.8 million, $4.9 million and $2.2 million, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2012	2011	2010
Risk-free interest rate:	0.80%	1.31%	1.86%
Expected term (in years):	6.0	6.0	5.8
Expected dividend yield:	-	-	-
Expected volatility:	82%	83%	89%

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2012 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2012	443,038	$1.34	6.9	$668,987
Exercisable at Decemberr 31, 2012	443,038	$1.34	6.9	$668,987

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

Note 14—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2012 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 9. The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note

On February 19, 2010, we reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term:	6. years
Expected dividend yield:	—
Expected volatility:	105.7%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc.’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $1,341,692, to be amortized over the life of the note, (see Note 9). These warrants expire in October 2016 and were outstanding as of December 31, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

In September 2010, we granted warrants to purchase 265,000 shares of common stock at an exercise price of $4.50 per share as compensation to a consultant.  These warrants were subject to vesting based on performance standards detailed in the agreement. Warrants to purchase 165,000 shares vested and the remaining 100,000 expired.  During the year ended December 31, 2011 warrants to purchase 165,000 shares were exercised.  No warrants to purchase shares were outstanding and exercisable on December 31, 2012.  The fair value of these warrants of $178,903 was determined using the Black-Scholes option-pricing model with the assumptions listed below and recognized in general and administrative expenses on the accompanying statements of operations for 2011.

Risk-free interest rate:	0.87%
Expected term (years):	3.0
Expected dividend yield:	—
Expected volatility:	79.02%

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

A summary of warrant activity for the year ended December 31, 2012 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2011	4,200,000	$2.98
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2012	4,200,000	$2.98
Exercisable at December 31, 2012	4,200,000	$2.98

Note 15—Income Taxes

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

At December 31, 2012, the Company had net operating loss carryforwards of approximately $130,867,000 related to U.S. federal and state jurisdictions. Utilization of the net operating loss carryforwards, which expire at various times starting in 2013 through 2032, may be subject to certain limitations under Section 382 of the Internal Revenue Code, as amended, and other limitations under state and foreign tax laws. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2009, 2010, and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Actual income tax expense differs from the amount calculated using the Federal statutory tax rate of 34% as follows:

	2012	2011	2010
U.S. federal income tax at statutory rate	$(3,505,000)	$(4,340,000)	$(2,261,000)
Nondeductible expenses	69,000	113,000	2,000
Exercise and forfeitures of stock based compensation	(383,000)	(1,298,000)	(290,000)
Change in valuation allowance	2,869,000	5,261,000	2,919,000
State tax benefit, net of federal provision (benefit)	(428,000)	(677,000)	(383,000)
Foreign subsidiary loss	673,000	419,000	14,000
Adjustment for business combinations	704,000	522,000	-
Other	1,000	-	(1,000)
Income Tax Expense	$-	$-	$-

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Significant components of the Company's deferred tax assets (liabilities) are approximately as follows:

	December 31, 2012	December 31, 2011
Net operating loss	$50,515,000	$48,820,000
Property and equipment	(2,447,000)	(2,999,000)
Stock options and warrants	7,960,000	7,916,000
Other	1,269,000	691,000
Total deferred tax assets	57,297,000	54,428,000
Valuation allowance	(57,297,000)	(54,428,000)
Net deferred tax assets	$-	$-

Note 16—Related Party Transactions

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. We have participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 9 – Notes and Loans Payable, Note 11 – Convertible Preferred Stock, and Note 14 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We earned approximately $0, $ 2 million, and $4.5 million of DSM revenue and $0, $70,000, and $1.2 million of website development revenue for the years ended December 31, 2012, 2011 and 2010, respectively, from AHMSA and MATT Inc.  We earned $6 million of Social Theater revenue for the year ended December 31, 2012 from MATT Inc. At December 31, 2012 and December 31, 2011, approximately $6.0 million and $2 million respectively of our combined accounts receivable were from AHMSA and MATT Inc. John Abbott, the Company’s Chief Executive Officer and Chairman of the Board, has been a financial advisor to AHMSA.  In connection with providing these services, AHMSA has been paying Mr. Abbott $30,000 per month.

Note 17—Subsequent Events

On March 5, 2013, the Company, AHMSA and MATT entered into an agreement to offset the Company’s $5,000,000 Subordinated Promissory Note dated January 25, 2008 (the “Note”) with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Receivable represented approximately 38.2% of our accounts receivable and approximately 50% of our working capital as of December 31, 2012.

On March 5, 2013 the Company and Richard L. Scott Investments, LLC (“RSI”) entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the Company’s $2,000,000 Subordinated Promissory Note dated January 25, 2008 (the “RSI Note”).  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect, and the RSI Note has been deemed fully satisfied.

MEETME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Note 18—Quarterly Results of Operations Data (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2012. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.

	Three Months Ended,
	2012				2011
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$11,608,937	$11,598,432	$13,054,861	$10,395,729	$5,912,174	$929,482	$1,620,473	$2,243,564

Operating Costs and Expenses
Sales and marketing	2,367,564	2,656,955	1,676,243	1,766,396	1,069,251	328,118	285,262	347,891
Product development and content	6,905,722	7,883,987	8,224,749	6,496,459	3,906,947	1,515,499	1,498,007	1,622,951
General and administrative	3,337,527	2,001,950	2,379,313	944,533	2,536,627	774,342	877,928	905,873
Depreciation and amortization	1,073,330	1,025,421	965,155	898,384	593,735	96,943	93,521	86,170
Acquisition and restructuring costs	(469,011)	353,555	247,877	290,067	779,439	732,075	69,166	367,751
Operating Expenses	13,215,132	13,921,868	13,493,337	10,395,839	8,885,999	3,446,977	2,823,884	3,330,636

Loss from Operations	(1,606,195)	(2,323,436)	(438,476)	(110)	(2,973,825)	(2,517,495)	(1,203,411)	(1,087,072)
Other Income (Expense):

Interest income	2,811	3,866	4,318	5,574	7,805	15,426	17,474	16,560
Interest expense	(418,538)	(280,852)	(288,216)	(298,068)	(204,199)	(151,780)	(151,219)	(149,986)
Other income	-	8,581	497	533	493	548	574	596
Total Other Income (Expense)	(415,727)	(268,405)	(283,401)	(291,961)	(195,901)	(135,806)	(133,171)	(132,830)

Net loss from continuing operations	$(2,021,922)	$(2,591,841)	$(721,877)	$(292,071)	$(3,169,726)	$(2,653,301)	$(1,336,582)	$(1,219,902)
Net loss from discontinued operations	$-	$-	$(3,114,040)	(566,587)	$(2,287,545)	$(859,511)	$(970,026)	(269,225)
Net loss	$(2,021,922)	$(2,591,841)	$(3,835,917)	$(858,658)	$(5,457,271)	$(3,512,812)	$(2,306,608)	$(1,489,127)

Basic and diluted loss per common shareholders:
Continuing operations	$(0.05)	$(0.07)	$(0.02)	$(0.01)	$(0.11)	$(0.16)	$(0.08)	$(0.08)
Discontinued operations	$-	$-	$(0.09)	$(0.02)	$(0.08)	$(0.05)	$(0.06)	$(0.02)
Basic and diluted loss per common shareholders	$(0.05)	$(0.07)	$(0.11)	$(0.02)	$(0.20)	$(0.22)	$(0.14)	$(0.10)