Form 10-K/A
period 2012-12-31
MeetMe, Inc.
filed 2013-04-30
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2012

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: to

MeetMe, Inc.
 (Exact name of registrant as specified in its charter)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 26, 2013, was 38,127,737.

MEETME, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of MeetMe, Inc., a Delaware corporation (“Company,” “MeetMe,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications and the exhibits, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The following table represents our Board of Directors (the “Board”) as of April 29, 2013:

Name	Age	Position
John Abbott	43	Chairman of the Board
Alonso Ancira	61	Director
Lars Batista	41	Director
Steven Besbeck	65	Director
Geoffrey Cook	34	Director
Ernesto Cruz	56	Director
Malcolm Jozoff	73	Director
Terry Herndon	79	Director
Spencer Rhodes	35	Director

Pursuant to the November 10, 2011 merger of Quepasa Corporation (“Quepasa”) with Insider Guides, Inc., d/b/a myYearbook.com, Quepasa agreed to nominate Mr. Cook and two other of Mr. Cook’s designees to serve as directors for three years.  Messrs. Herndon and Rhodes are serving as such designees.

John Abbott  has been the non-Executive Chairman of the Board since March 11, 2013. Previously and since October 2007, John had been a director and Chief Executive Officer of the Company. Since February 25, 2009, John has served as Chairman of the Board of the Company. During John’s tenure, the company relaunched Quepasa as a social network before merging with myYearbook in late 2011. Prior to joining the company, John served as financial advisor to MATT, Inc., one of MeetMe, Inc.’s major shareholders. Since 2005, Mr. Abbott has been a financial advisor to Altos Hornos de Mexico, S.A. de C.V., which we refer to as “AHMSA.”  Mr. Abbott was selected to serve on our Board because of his extensive experience in strategic advisory and entrepreneurship. In addition, Mr. Abbott, as our former Chief Executive Officer, possesses a detailed understanding of the characteristics of our business model.

Alonso Ancira has been a director since November 2006. He has served as Chairman of the Board of AHMSA, one of Mexico’s most prestigious industrial consortiums since April 2004. He is also Chairman of the Board of Mexicans & Americans Trading Together, Inc., which we refer to as “MATT, Inc.,” a wholly-owned subsidiary of AHMSA.  From 1991 until April 2004, Mr. Ancira was Vice-Chairman and Chief Executive Officer of AHMSA. He is currently President of Mexico’s Chamber of Iron and Steel, a position he held from 1993 to 1995, and again from 2003 to 2004. Mr. Ancira was selected to serve on the Board due to his leadership in the Mexican business community, innovative thinking and strong support of our business model.

Lars Batista has been a director since February 8, 2011.  Mr. Batista joined our Board in February 2011 just before we acquired our Brazilian social games subsidiary, Quepasa Games.   Since January 2009, Mr. Batista has been the Director of Information and Technology for EBX Holdings, which is a holding company which includes a group of subsidiaries in the fields of mining and metal, energy, oil and natural gas exploration, and coal mining.  From June 2008 until December 2008, Mr. Batista was the Vice President of Business Development of TechFront Desenvolvimento de Software S/S Ltda, a Brazilian company.  From October 2005 until June 2008, Mr. Batista was the V.P. of Production at eGames, Inc., a game publishing company.  Mr. Batista was selected as a director because of his expertise in the publishing, management, design, production and licensing of video game titles and his involvement and vast network of business contacts in the Brazilian business community.

Steven M. Besbeck has been a director since August 2012. Mr. Besbeck has served as a Managing Director with Diamond Capital Advisors, LLC, an investment banking firm, since 2010.  Previously Mr. Besbeck was an advisor and investor engaged in mergers and acquisitions from 2008 to 2010.  From 1983 to 2007, Mr. Besbeck was the Chairman and CEO of Aspyra, Inc. Previously, Mr. Besbeck was the President and CEO of American Cytogenetics, Inc.  Mr. Besbeck has served previously on several public company boards including Iris International, Inc., where he was a director until November 2012, Aspyra, Inc., American Pay Telephone Systems, Inc., Bristol Gaming Corp., HSC Services, Inc., American Cytogenetics, Inc., and Agincourt Ventures, Inc.  Mr. Besbeck was selected to serve as a director and chairman of our audit committee because of his financial expertise and experience as an investment banker, executive, and director of several publically held technology companies during his career.

Geoffrey Cook has been a director and Chief Executive Officer since March 2013.  Mr. Cook served as Chief Operating Officer from November 10, 2011 through March 2013. Mr. Cook was appointed in connection with the merger of Quepasa and Insider Guides, Inc., which we refer to as “myYearbook.” Mr. Cook co-founded myYearbook where he served as Chief Executive Officer from 2005 until the merger in 2011. During his tenure at myYearbook, Mr. Cook grew myYearbook to profitability and $30+ million revenue with 100 employees. Mr. Cook previously founded EssayEdge and ResumeEdge while a student at Harvard University in 1997 and sold them to The Thomson Corporation in 2002.  Mr. Cook was designated by myYearbook to serve as a MeetMe director because of his experience as the co-founder and Chief Executive Officer of myYearbook.

Ernesto Cruz has been a director since November 13, 2007. Since October 2007, Mr. Cruz has served as the managing partner of Advanzer de Mexico S.A. de C.V. a consulting and audit firm. From March 2002 until October 2007, he was the Managing Partner for the Monterrey and Northeast Mexican offices of Deloitte & Touche, a big four international accounting firm. Mr. Cruz served as the Managing Partner for the Monterrey and Northeast Mexican offices of Arthur Anderson from April 1997 through March 2002. Mr. Cruz is a Certified Public Accountant in Mexico. Mr. Cruz was selected to serve on our Board for because of his extensive knowledge in accounting and auditing and his service on the board of directors of large companies in Mexico.

Malcolm Jozoff has been a director since January 2007. Since 2004, Mr. Jozoff has been serving as a corporate advisor to Otsuka Pharmaceutical Co., Ltd., a pharmaceutical and consumer health products company, based in Tokyo, Japan. From July 1996 to August 2000, Mr. Jozoff was Chairman of the Board of Directors and President and Chief Executive Officer of The Dial Corporation, which markets Dial soaps, Purex laundry detergents, Renuzit air fresheners, and Armour Star canned meats. Mr. Jozoff was selected to serve on the Board because of his past experience as Chief Executive Officer of a major New York Stock Exchange listed company and his leadership role while serving on our Board.

Terry Herndon has been a director since November 10, 2011.  Mr. Herndon was appointed in connection with the myYearbook merger.  Since 2003, Mr. Herndon has been a part-time scientific researcher with PATH Scientific LLC, of which he is the founder and owner.  PATH is a medical device development and invention group. Mr. Herndon was designated by myYearbook to serve as a Quepasa director because of his experience serving as a director of myYearbook for more than five years.

Spencer Rhodes was appointed to the Board on April 24, 2013.  Mr. Rhodes is Chief Operating Officer and Head of Business Development for Tradewinds Investment Management LP, an investment management firm. Mr. Rhodes has been affiliated with Tradewinds Investment Management LP since January 2008. Previously Mr. Rhodes was a Vice President with BlackRock Investment Management from 2004 to 2008. Prior to his career in finance, Mr. Rhodes served as President of CyberEdit.com, which was acquired by The Thomson Corporation.  From 2006 to 2011, Mr. Rhodes was an angel investor and board observer for myYearbook, one of the Company’s predecessor companies. Mr. Rhodes has served as a director of Sierra Molecular Corporation, a private biotechnology corporation since 2011, the Harvard Club of San Francisco since 2005 and the Harvard Alumni Association from 2009 through 2012.  He earned BA and MBA degrees from Harvard University. Mr. Rhodes was designated by myYearbook to serve as a MeetMe director because of his industry background and financial investment experience.

There are no family relationships between any of our directors and/or executive officers.

Executive Officers

Name	Age	Position(s)
Geoffrey Cook	34	Chief Executive Officer
David Clark	49	Chief Financial Officer
William Alena	39	Chief Revenue Officer
Frederic Beckley	49	General Counsel and Executive Vice President, Business Affairs
Gavin Roy	39	Chief Technology Officer, Consumer Internet Division

Geoffrey Cook For a summary of Mr. Cook’s background, see page 6 of this Proxy Statement.

David Clark has served as Chief Financial Officer since April 2, 2013.  Mr. Clark has served as Executive Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc. since July 2008, and prior to that was Senior Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc. since November 2007.  Mr. Clark also served as Secretary of Nutrisystem, Inc. from November 2007 through July 2010.  From November 2006 through October 2007, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc.  Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings from its founding in 1997 through February 2006, and held the additional position of Executive Vice President from 2000 through February 2006, and Senior Vice President from 1997 through 2000.  During this time, he also served as Chief Financial Officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless Holdings, from 1997 through April 2000.  Prior to that, Mr. Clark served from 1996 through 1997 as a Managing Director at Furman Selz L.L.C., and from 1986 through 1996 in various positions at Citibank N.A., including Vice President in Media and Communications and High Yield Finance.

William Alena has served as our Chief Revenue Officer since November 10, 2011.  Mr. Alena was appointed in connection with the myYearbook merger.  From April 2007 until the myYearbook merger, Mr. Alena served as the Chief Revenue Officer of myYearbook.  From March 2002 to March 2007, Mr. Alena served as the Director of Internet Advertising at Scholastic Inc. (NASDAQ: SCHL), a global children’s publishing, education and media company.

Frederic Beckley has served as our General Counsel and Executive Vice President, Business Affairs since November 28, 2011.  From September 2000 to December 2010, Mr. Beckley worked at TruePosition, Inc., where his last position was Executive Vice President, Business Development and General Counsel.  From August 1995 to September 2000, Mr. Beckley held a number of positions at Verizon Corporation, including Senior Counsel, Business Development at Verizon Wireless.  Mr. Beckley began his professional career in private practice, at Dechert, Price & Roads from June 1990 to January 1993, and Pepper, Hamilton & Scheetz, from February 1993 to July 1995.

Gavin Roy has served as the Chief Technology Officer, Consumer Internet Division since November 10, 2011. Gavin was appointed in connection with the myYearbook merger. From April 2007 until the myYearbook merger, Gavin served as the Chief Technology Officer of myYearbook. From April of 2001 to October of 2004 he served as the Chief Information Officer at Just Sports USA, a nation-wide retail chain.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act,” requires that our directors, executive officers, and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and on the representations of the reporting persons we believe that all filing requirements applicable to these persons were complied with during fiscal year 2012.

Corporate Governance

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal control, and audit functions, and is responsible for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm. Our Board has determined that each Audit Committee member has sufficient knowledge in reading and understanding our financial statements to serve on the Audit Committee.

The Board has determined that each of the members of the audit committee, Messrs. Besbeck, Cruz and Jozoff, are qualified as an “audit committee financial expert,” as that term is defined by the applicable rules of the Securities and Exchange Commission, which we refer to as the “SEC,” the NYSE and in compliance with the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or of the Board.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Chief Financial Officer and our other executive officers who served as an executive officer during the year, to whom we refer collectively as our “Named Executive Officers.”  Our Named Executive Officers for 2012 were John Abbott, Michael Matte, Geoffrey Cook, William Alena and Frederic Beckley.

Executive Summary

The principal objective of our executive compensation program is to attract, retain and motivate individuals who possess superior knowledge, experience and skills that we believe are important to the advancement of our business.  Specifically, our executive compensation programs are designed to attract and retain individuals with exceptional ability and managerial experience and align our Named Executive Officers' incentives with our corporate strategies, business objectives and the long-term interests of our stockholders.

The components of our compensation program include base salary, annual performance-based bonuses, long-term equity compensation and severance and change in control benefits.  We utilize base salary and annual performance bonuses to incentivize company and individual performance in relation to competitive market conditions.  Equity awards are primarily used to promote long-term stockholder value and employee retention through the use of multi-year vesting schedules that provide an incentive to the executive to remain in the employ of the Company through the end of the vesting period in order to share in any increase in the value of our Company over time.  The severance and change in control benefits are used to help ensure we retain our executive talent.  We believe that our executive compensation practices provide the appropriate mix of short and long-term incentives, minimize risk-taking among our executives and promote achievement of strategic objectives.

Determination of Compensation Elements

In early 2012, our Compensation Committee commissioned Frederic W. Cook & Co., Inc. (“F. W. Cook”) a compensation consulting firm, to conduct an independent review of our executive compensation program.  As a result of the myYearbook merger in 2011, a number of our executive officers were new to the Company and the Compensation Committee determined that it would be beneficial for the executive compensation program to have an objective report on the compensation practices for the recently combined company.  The purpose of the review was to provide a competitive reference on pay levels, performance alignment and shareholder considerations.  F.W. Cook utilized the peer group designated in 2011, which is set forth below, to provide an executive compensation review of our overall executive compensation against that provided by our peer group.  Certain of the companies were determined to be appropriate members of our competitor group based on the number of employees and the fact that they are competitor companies, while certain other companies were determined to be appropriate members of our competitor group based on their market capitalization or total shareholder return.  In general, all of the companies in our peer group represent companies with which we compete for our executive talent.  We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies.  The comparator companies consist of the following:

• A.H. Belo	• interclick	• Majesco Entertainment
• Constant Contact	• Keynote Systems	• Openwave Systems
• Convio	• Limelight Networks	• Outdoor Channel
• Evolving Systems	• LIN TV	• Web.com
• Glu Mobile	• Local.com	• Zix

As recommended in the F.W. Cook report, we are working to establish a pay strategy to target aggregate executive officer total direct compensation around the peer group median level, with cash down-weighted to the 25th – 50th percentile range and equity compensation up-weighted toward the 50th – 75th percentile range.  In 2012, we generally targeted base salaries for executive officers at the 25th percentile of executive officer base salaries among our peer group companies and established bonus targets for certain of our executive officers closer to the median of bonus targets for executive officers of companies in our peer group so that target cash compensation is aligned with the 25th percentile when salary and target bonuses are combined.   In 2012, we made more modest equity grants to our executive officers due to the large equity grants made in 2011 in connection with the myYearbook merger.  Beginning with 2013, we expect to establish a normalized equity compensation practice, which, when combined with total cash compensation, will help get us to a target aggregate officer total direct compensation around the peer group median.

When determining our executive compensation policies in 2012, our Compensation Committee considered recommendations from our Chief Operating Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself.  Mr. Cook does not participate in determining his own compensation.

Base Salaries

Our Compensation Committee generally establishes base salaries for our Named Executive Officers based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies to individuals in similar positions.  In May 2012, the Compensation Committee approved an amount of cash to provide base salary increases to employees of the Company other than Messrs. Abbott, Matte and Cook, which totaled 7% of the Company’s aggregate base salary payroll cost.  Effective May 1, 2012, the Compensation Committee approved a salary increase of approximately 15% for Mr. Beckley.  Other than our Chief Executive Officer, our Named Executive Officers have base salaries that are generally consistent with the 25th percentile, based on our comparator group.   Our Company is managed by a team approach and, in 2012, the Compensation Committee determined that it was more equitable to compensate our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer at the same rate of base salary to encourage collaboration.  Having recently begun receiving base salaries at the rate in effect on January 1, 2012, the Compensation Committee determined that no increase for such Named Executive Officers would occur during 2012.

Name	Base Salary effective January 1, 2012	Base Salary after Increase effective May 1, 2012
John Abbott	$250,000	$250,000
Michael Matte	$250,000	$250,000
Geoffrey Cook	$250,000	$250,000
William Alena	$208,000	$208,000
Frederic Beckley	$235,000	$249,688

Performance-Based Bonuses

The Company has not historically had a formal bonus program, other than certain target bonuses that were percentages of base salary set forth in certain employment agreements of our Named Executive Officers.  On August 15, 2012, the Board adopted the 2012 Management Bonus Plan (the “Bonus Plan”).  The Bonus Plan was established to promote the interests of the Company by creating an incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company.

The individual bonus awards payable to the participants in the Bonus Plan for a plan year shall be based on criteria determined by the Compensation Committee.  It is anticipated that the criteria shall include (i) the Company’s achievement of specified Revenue goals determined by the Compensation Committee in its sole discretion, (ii) the Company’s achievement of specified Adjusted EBITDA goals determined by the Compensation Committee in its sole discretion, (iii) the Company’s achievement of budgetary targets determined by the Compensation Committee in its sole discretion, and (iv) the achievement of specified individual pre-established goals for each participant.  The Compensation Committee shall determine the amounts and relative weighting of the goals in its sole discretion.

In September 2012, the Compensation Committee approved performance-based annual bonuses with a target amount of $200,000 for each of Messrs. Abbott, Matte and Cook.  A portion of the bonuses was based on the Company’s achievement of a certain Revenue target in 2012, a portion was based on achievement of a certain Adjusted EBITDA target in 2012 and a portion was subject to the Compensation Committee sole discretion.  In choosing the performance criteria for the 2012 bonuses, the Compensation Committee determined that Adjusted EBITDA and Revenue were the best indicators of the Company’s success in 2012.

For Mr. Abbott, 35% of the bonus was based on achievement of the Revenue target, 50% was based on achievement of the Adjusted EBITDA target and 15% was subject to the Compensation Committee sole discretion.  For Mr. Matte, 25% of the bonus was based on achievement of the Revenue target, 60% was based on achievement of the Adjusted EBITDA target and 15% was subject to the Compensation Committee sole discretion.  For Mr. Cook, 45% of the bonus was based on achievement of the Revenue target, 40% was based on achievement of the Adjusted EBITDA target and 15% was subject to the Compensation Committee sole discretion.  Upon partial achievement of the applicable Revenue and Adjusted EBITDA goals, the bonus amounts would be prorated in accordance with the formulas determined by the Compensation Committee.

“Revenue,” for purposes of the Bonus Plan, generally means the total dollar amount of revenue generated by the Company for products sold or services provided during a specified plan year, and will exclude revenue from companies acquired during the plan year.  “Adjusted EBITDA,” for purposes of the Bonus Plan, generally means earnings (or loss) before interest, taxes, depreciation and amortization before restructuring expenses, merger related expenses, stock based compensation expenses and any other expenses associated with the relocation of the Company’s headquarters or the cost associated shutting down any segment operations.  In determining whether the Company has achieved an Adjusted EBITDA target, certain bonus accruals under the Bonus Plan are included, and certain costs, as well as revenue and Adjusted EBITDA from acquired entities, and, all items of gain, loss or expense for such fiscal year determined to be extraordinary or unusual in nature or infrequent in occurrence, or related to the disposal of a segment of a business, are excluded.

For 2012 performance, Messrs. Abbott, Matte and Cook received bonus amounts under the Bonus Plan equal to $186,043, $198,338 and $173,748, respectively.   2012 Revenue resulted in 73% of the applicable weighted portion of each executive’s bonus being paid and the 2012 Adjusted EBITDA resulted in approximately 135% of the applicable weighted portion of each executive’s bonus being paid.  Messrs. Abbott, Matte and Cook also received discretionary bonuses outside of the Bonus Plan for services performed in 2012 equal to $29,957, $1,662 and $29,252, respectively.  Mr. Beckley also received a discretionary bonus of $74,906.

Mr. Alena participated in a commission plan in 2012.  He was entitled to receive 0.85% of the advertising revenue generated from myYearbook, Offsite, Mobile and Social Theater, with monthly commission payments not to exceed $30,000 in any calendar month, provided that he remain employed with the Company through the commission accrual date and only with respect to advertising revenue that ran prior to termination of employment.  For 2012, Mr. Alena earned $311,809 under his 2012 commission plan.

Equity Compensation

Our shareholders approved the MeetMe, Inc. 2012 Omnibus Incentive Plan in June 2012, which permits the Compensation Committee to award various types of equity based awards.  Equity incentives form an integral part of the compensation paid to our Named Executive Officers.  In 2012, we granted time-based stock options to certain of our Named Executive Officers.  We believe that stock options provide a strong incentive to increase stockholder value, because the value of the options is entirely dependent on the increase in the market price of our common stock following the date of grant.  We generally grant stock options to our executive officers in May of each year.

In 2012, no equity grants were made to Messrs. Abbott, Matte or Cook.  In May 2012, our remaining Named Executive Officers received annual stock option grants.  Mr. Alena and Beckley each received a stock option grant to purchase 60,000 shares of our common stock.  These stock option grants vest as to one-third of the shares subject to the stock options on the first three anniversaries of the date of grant, subject to the Named Executive Officers’ continued employment through the vesting date and are subject the terms and conditions of the Company’s standard stock option grant agreement and the Company’s Amended and Restated 2006 Stock Incentive Plan.

In addition, in connection with the commencement of his employment, on January 1, 2012, Mr. Beckley received a stock option to purchase 130,000 shares of our common stock.  The option vests as to one-third of the shares subject to the option on November 28, 2012, and the balance vests over a two-year period in equal monthly increments with the first vesting date being December 28, 2012.  The option is subject the terms and conditions of the Company’s standard stock option grant agreement and the Company’s Amended and Restated 2006 Stock Incentive Plan.

The stock options granted to our Named Executive Officers in 2012 vest and become fully exercisable upon a change of control of the Company.

Perquisites

We do not have programs for providing personal benefit perquisites to Named Executive Officers.

Broad-Based Programs

Our Named Executive Officers participate in our broad-based group health plan and 401(k) savings plan offered to all full time employees of the Company.  There is no matching contribution provided by the Company during the year.

Compensation Adviser Independence

In connection with the compensation review conducted by F. W. Cook, the Compensation Committee worked directly with Michael Reznick of F. W. Cook.  F. W. Cook and Mr. Reznick reported directly to the Compensation Committee and all work conducted by F.W. Cook for the Company is on behalf, under the direction and the authority, of the Compensation Committee.

The Compensation Committee engaged F. W. Cook to provide both non-employee director and executive compensation analyses using peer group proxy data.  F. W. Cook provides no services to the Company other than the foregoing consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates.  For all of these services, the Company, on behalf of the Compensation Committee, paid F. W. Cook approximately $37,300 in 2012.

After examining whether there was a conflict of interest present between the Company and F.W. Cook, the Compensation Committee concluded that F. W. Cook had no conflicts of interest during 2012.  In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1. These factors are:

(i)   The provision of other services to the Company by F. W. Cook;

(ii)  The amount of fees that the Company paid to F. W. Cook as a percentage of the total revenue of F. W. Cook;

(iii) The policies and procedures of F. W. Cook that are designed to prevent conflicts of interest;

(iv) Any business or personal relationship of Mr. Reznick with a member of the Compensation Committee;

(v) Any stock of the Company owned by Mr. Reznick; and

(vi) Any business or personal relationship of Mr. Reznick or F. W. Cook with an executive officer of the Company.

Stock Ownership Guidelines

While we do not have formal stock ownership guidelines or holding requirements, all of our current Named Executive Officers continue to hold a majority of the options granted to them upon vesting.

Pursuant to the Company’s insider trading policy, the Company prohibits any director, officer or other employee from buying or selling puts or calls of our stock (i.e., entering into a hedging transaction) and from pledging our stock as collateral for a loan (i.e., entering into a pledging transaction).

Clawback Policy

                We have not yet adopted a formal clawback policy because we await the issuance of clarifying regulations by the SEC regarding required elements of any such clawback policy.  As required by section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to adopt a clawback policy upon issuance by the SEC of final rules regarding clawbacks.  The MeetMe, Inc. 2012 Omnibus Incentive Plan provides that a grant agreement may provide that, in the event of a restatement of the Company’s financial statements and the Compensation Committee determines, based on the results of the restatement, that a lesser amount or portion of an award granted under the 2012 Omnibus Incentive Plan should have been paid or vested, it may (i) cancel all or any portion of any outstanding awards and (ii) require the participant or other person to whom any payment has been made or shares or other property have been transferred in connection with the award to forfeit and pay over to the Company all or any portion of the gain realized upon the exercise of any stock option or stock appreciation right and the value realized on the vesting or payment of any other award during the period beginning  twelve months preceding the date of the restatement and ending with the date of cancellation of any outstanding awards.

Material Terms of Named Executive Officer Employment Agreements and Post Employment Compensation

We have employment agreements with all of our Named Executive Officers, which provide for special benefits upon certain types of employment termination events.  We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package.

John Abbott Employment Agreement

Effective as of October 25, 2007, we entered into an employment agreement with our former Chief Executive Officer, John Abbott.  The employment agreement was amended, effective March 27, 2008 to incorporate certain provisions required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and to restate the terms in the event of a change of control of the Company, and again effective September 14, 2009, to increase Mr. Abbott’s base salary.  Mr. Abbott resigned from the position of Chief Executive Officer of the Company, effective March 11, 2013, and as an executive officer of the Company, effective March 31, 2013. As a result of Mr. Abbott's termination of employment, he is entitled to the severance payments described below as a result of a termination without “cause” or a termination for “good reason,” subject to a six-month payment delay, as required under Section 409A of the Internal Revenue Code.

Under the employment agreement, Mr. Abbott received an annual base salary of $250,000 per year, and he was eligible to receive an initial annual target bonus equal to 300% of his base salary to be paid in fully-vested shares of MeetMe’s common stock or options to purchase common stock.  During the term of the employment agreement, Mr. Abbott was entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time.  Mr. Abbott was entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off could be used in any calendar month.

The employment agreement provided that in the event that the Company terminated Mr. Abbott’s employment without “cause” (other than on account of death, disability or retirement) or Mr. Abbott terminated his employment for “good reason,” in either case, whether before or after a change of control, then, the Company was obligated to pay or provide Mr. Abbott (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Abbott’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (iv) 12 months of continued benefits for Mr. Abbott and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Abbott and his dependents); provided that such continued benefits would cease if Mr. Abbott became eligible for benefits with a subsequent employer, and (v) full vesting of awards under all other compensation plans and programs not previously paid.  The employment agreement provides for a full tax gross-up payment by the Company in the event that any payments were subject to excise taxes under Section 4999 of the Internal Revenue Code on account of a change of control, and, effective March 27, 2008, the employment agreement was amended to provide for immediate vesting of stock options upon a change of control, whether or not Mr. Abbott’s employment was terminated.

If Mr. Abbott’s employment was terminated by the Company without cause or by Mr. Abbott for good reason, then Mr. Abbott would have been subject to non-competition and non-solicitation of customers and employees covenants for six months following termination, unless such termination occurred following a change of control, in which case, no such covenants would have applied to Mr. Abbott.

The employment agreement provided that in the event that Mr. Abbott’s employment was terminated on account of death, the Company was obligated to pay or provide Mr. Abbott’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Abbott’s base salary and bonus payments and a pro rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (c) three months of continued benefits under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Abbott’s eligible dependents, and (d) full and immediate vesting of awards under all other compensation plans and programs not previously paid.  If Mr. Abbott’s employment was terminated on account of Mr. Abbott’s disability, the Company was obligated to pay or provide Mr. Abbott with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (3) 12 months of continued benefits for Mr. Abbott and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Abbott and his dependents); provided that such continued benefits would cease if Mr. Abbott became eligible for benefits with a subsequent employer, and (4) full vesting of awards under all other compensation plans and programs not previously paid.  Mr. Abbott would be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

If Mr. Abbott’s employment was terminated by the Company for cause or by Mr. Abbott without good reason, Mr. Abbott was only entitled to a lump sum of all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, unless the Company provided Mr. Abbott with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination.  If the Company provided such notice and enforced such covenants, Mr. Abbott would have been entitled to receive, in periodic installments, the amount equal to (x) Mr. Abbott’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z) 12.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2012 for Mr. Abbott under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	280G Gross- Up (5) ($)	Total ($)
Termination without cause	500,000	400,000	-	-	5,206	-	905,206
Termination for good reason	500,000	400,000	-	-	5,206	-	905,206
Termination by death	62,500	-	200,000	-	1,301	-	263,801
Termination by disability	-	-	-	-	5,206	-	5,206
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Change of control	500,000	400,000	-	-	5,206	377,477	1,282,683

(1)  Represents lump sum amounts.  The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.
(2) Represents lump sum amounts.
(3) Mr. Abbott’s unvested options as of December 31, 2012 were under water.
(4) Includes value of continued health benefits.
(5) Because Mr. Abbott’s severance benefits upon a change in control would exceed the limits of Section 280G of the Code by $852,763, Mr. Abbott would have been entitled to a gross-up payment upon termination on December 31, 2012 due to a change in control.

Michael D. Matte’s Employment Agreement

Effective as of October 29, 2007, we entered into an employment agreement with our former Executive Vice President and Chief Financial Officer, Michael Matte.  The employment agreement was amended, effective March 27, 2008 to incorporate certain provisions required under Section 409A of the Internal Revenue Code and to restate the terms in the event of a change of control of the Company, and again effective September 14, 2009, to increase Mr. Matte’s base salary.   In addition, in an amendment to the employment agreement effective February 12, 2013, Mr. Matte is entitled to exercise his stock options for a period of four years in the event of a termination without cause or for good reason. Mr. Matte resigned from the Company, effective March 31, 2013. As a result of Mr. Matte's termination of employment, he is entitled to the severence payments described below as a result of a termination without “cause” or a termination for “good reason,” subject to a six-month payment delay, as required under Section 409A of the Internal Revenue Code.

Under the employment agreement, Mr. Matte received an annual base salary of $250,000 per year, and he was eligible to receive an initial annual target bonus equal to 300% of his base salary to be paid cash.  During the term of the employment agreement, Mr. Matte was entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time.  Mr. Matte was entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off could be used in any calendar month.

The employment agreement provided that in the event that the Company terminated Mr. Matte’s employment without “cause” (other than on account of death, disability or retirement) or Mr. Matte terminated his employment for “good reason,” in either case, whether before or after a change of control, then, the Company was obligated to pay or provide Mr. Matte (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Matte’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for four years following termination, (iv) 12 months of continued benefits for Mr. Matte and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Matte and his dependents); provided that such continued benefits would cease if Mr. Matte became eligible for benefits with a subsequent employer, and (v) full vesting of awards under all other compensation plans and programs not previously paid.  The employment agreement provides for a full tax gross-up payment by the Company in the event that any payments were subject to excise taxes under Section 4999 of the Internal Revenue Code on account of a change of control, and, effective March 27, 2008, the employment agreement was amended to provide for immediate vesting of stock options following a change of control, whether or not Mr. Matte’s employment was terminated.

If Mr. Matte’s employment was terminated by the Company without cause or by Mr. Matte for good reason, then Mr. Matte would have been subject to non-competition and non-solicitation of customers and employees covenants for six months following termination, unless such termination occurred following a change of control, in which case, no such covenants would have applied to Mr. Matte.

The employment agreement provided that in the event that Mr. Matte’s employment was terminated on account of death, the Company was obligated to pay or provide Mr. Matte’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Matte’s base salary and bonus payments and a pro rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (c) three months of continued benefits under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Matte’s eligible dependents,  and (d) full and immediate vesting of awards under all other compensation plans and programs not previously paid.  If Mr. Matte’s employment was terminated on account of Mr. Matte’s disability, the Company was obligated to pay or provide Mr. Matte with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (3) 12 months of continued benefits for Mr. Matte and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Matte and his dependents); provided that such continued benefits would cease if Mr. Matte became eligible for benefits with a subsequent employer, and (4) full vesting of awards under all other compensation plans and programs not previously paid.  Mr. Matte would be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

If Mr. Matte’s employment was terminated by the Company for cause or by Mr. Matte without good reason, Mr. Matte was only entitled to a lump sum of all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, unless the Company provided Mr. Matte with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination.  If the Company provided such notice and enforced such covenants, Mr. Matte would have been entitled to receive, in periodic installments, the amount equal to (x) Mr. Matte’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z) 12.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2012 for Mr. Matte under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	280G Gross- Up (5) ($)	Total ($)
Termination without cause	500,000	400,000	-	-	10,214	-	910,214
Termination for good reason	500,000	400,000	-	-	10,214	-	910,214
Termination by death	62,500	-	200,000	-	2,553	-	265,053
Termination by disability	-	-	-	-	10,214	-	10,214
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Change of control	500,000	400,000	-	-	10,214	318,532	1,228,746

(1) Represents lump sum amounts.  The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.
(2) Represents a lump sum amount.
(3) Mr. Matte’s unvested options as of December 31, 2012 were under water.
(4) Includes value of continued health benefits.
(5) Because Mr. Matte’s severance benefits upon a change in control would exceed the limits of Section 280G of the Code by $719,598, Mr. Matte would have been entitled to a gross-up payment upon termination on December 31, 2012 due to a change in control.

Geoffrey Cook’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our Chief Operating Officer and President of the Consumer Internet Division, Geoffrey Cook.   Mr. Cook was promoted to Chief Executive Officer of the Company, effective March 11, 2013.

Under the employment agreement, Mr. Cook receives an annual base salary of $250,000 per year.  In accordance with Mr. Cook’s employment agreement, he received an option to purchase 450,000 shares of common stock, which vests and becomes exercisable as to one-third of the shares subject to the stock option on November 10 of each of 2012, 2013 and 2014.  Mr. Cook is entitled to receive an annual target bonus equal to no less than 85% of the average of our Chief Executive Officer and Chief Financial Officer’s respective bonuses under the Management Bonus Program for the applicable year, to be paid in the equivalent value of fully-vested shares of MeetMe common stock or options to purchase shares of our common stock, provided that if and to the extent that the Chief Executive Officer’s or Chief Financial Officer’s bonuses are paid in cash, then Mr. Cook’s bonus would also be paid in cash.  During the term of the employment agreement, Mr. Cook is entitled to participate in all health, life, disability, insurance and other benefit programs that the Company may offer to other key executives of the Company from time to time.  Mr. Cook is entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

The employment agreement provides that in the event that the Company terminates Mr. Cook’s employment without “cause” (other than on account of death, disability or retirement) or Mr. Cook terminates his employment for “good reason,” in either case, whether before or after a change of control, then, the Company is obligated to pay or provide Mr. Cook (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Cook’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (iv) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Cook and his dependents), provided that such continued benefits will cease if Mr. Cook becomes eligible for benefits with a subsequent employer, and (v) full vesting of awards under all other compensation plans and programs not previously paid.  The employment agreement provides for a full tax gross-up payment by the Company in the event that any payments were subject to excise taxes under Section 4999 of the Internal Revenue Code on account of a change of control.

If Mr. Cook’s employment is terminated by the Company without cause or by Mr. Cook for good reason, then Mr. Cook will be subject to non-competition and non-solicitation of customers and employees covenants for six months following termination, unless such termination occurs following a change of control, in which case, no such covenants will to Mr. Cook.

The employment agreement provides that in the event that Mr. Cook’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Cook’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Cook’s base salary and bonus payments and a pro rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (d) three months of continued benefits under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Cook’s eligible dependents, and (e) full and immediate vesting of awards under all other compensation plans and programs not previously paid.  If Mr. Cook’s employment is terminated on account of Mr. Cook’s disability, the Company is obligated to pay or provide Mr. Cook with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of any outstanding  stock options, which options shall remain exercisable for two years following termination, (3) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment, and (4) full vesting of awards under all other compensation plans and programs not previously paid.  Mr. Cook will be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

If Mr. Cook’s employment is terminated by the Company for cause or by Mr. Cook without good reason, Mr. Cook is only entitled to a lump sum of all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, unless the Company provides Mr. Cook with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination.  If the Company provides such notice and enforces such covenants, Mr. Cook will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Cook’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z) 12.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2012 for Mr. Cook under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	280G Gross-Up (5) ($)	Total ($)
Termination without cause	500,000	400,000	-	-	11,714	-	911,714
Termination for good reason	500,000	$400,000	-	-	11,714	-	911,714
Termination by death	62,500	-	200,000	-	2,928	-	265,428
Termination by disability	-	-	-	-	11,714	-	11,714
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-
Change of control	500,000	400,000	-	-	11,714	478,669	911,714

(1) Represents lump sum amounts.  The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.
(2) Represents a lump sum amount.
(3) Mr. Cook’s unvested options as of December 31, 2012 were under water.
(4) Includes value of continued health benefits
(5) Because Mr. Cook’s severance benefits upon a change in control would exceed the limits of Section 280G of the Code by $842,646, Mr. Cook would have been entitled to a gross-up payment upon termination on December 31, 2012 due to a change in control.

William Alena’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our Chief Revenue Officer, William Alena.  The employment agreement has a one year term that automatically renews unless either party terminates the agreement upon 30 days’ notice.

Under the employment agreement, Mr. Alena receives an annual base salary of $208,000 per year, in addition to participating in a commission plan.  Pursuant to the employment agreement, Mr. Alena was awarded a stock option to purchase 130,000 shares of MeetMe common stock.  The option vests and becomes exercisable as to one-third of the shares on the first anniversary of the employment agreement effective date and then monthly thereafter for the next two years.  In accordance with Mr. Alena’s employment agreement, Mr. Alena is entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time.  Mr. Alena is entitled to three weeks of paid time off per calendar year (excluding holidays), provided that no more than two weeks of paid time off could be used in any calendar month.

The employment agreement provides that in the event that the Company terminated Mr. Alena’s employment without “cause” or Mr. Alena terminated his employment for “good reason,” in each case, on or prior to July 19, 2012, then, the Company was obligated to pay or provide Mr. Alena a payment equal to two months of his then-effective base salary.  Upon a change of control of the Company, all of Mr. Alena’s outstanding stock options will immediately vest and become exercisable, and upon termination of Mr. Alena’s employment following the change of control, all vested and exercisable stock options will remain exercisable for six months following termination of employment.  Mr. Alena will not be subject to the non-competition and non-solicitation of employees or customers covenants upon a termination of employment following a change of control.

The employment agreement provides that in the event that Mr. Alena’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Alena’s estate all base salary that has accrued but not yet been paid as of the date of termination, as well as a pro rata portion of Mr. Alena’s target bonus under the Company’s Management Bonus Program through the month in which his death occurs.  If Mr. Alena’s employment was terminated on account of Mr. Alena’s disability, the Company is obligated to pay or provide Mr. Alena with base salary earned but not yet paid, and Mr. Alena would be subject to the Company’s non-solicitation of employees and customers covenants under the employment agreement for 12 months following termination on account of disability.

If Mr. Alena’s employment is terminated by the Company for cause or by Mr. Alena without good reason, Mr. Alena is only entitled to a lump sum of all compensation payable for services rendered to the Company, including earned vacation time, unless the Company provides Mr. Alena with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination.  If the Company provides such notice and enforces such covenants, Mr. Alena will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Alena’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z) 12.

Assuming that the Company does not pay severance to enforce the restrictive covenants on a termination for cause or without good reason, Mr. Alena would not have been entitled to any cash severance upon any termination or employment or a change of control.  Mr. Alena’s unvested options as of December 31, 2012 were under water.

Frederic Beckley’s Employment Agreement

Effective as of November 18, 2011, we entered into an employment agreement with our General Counsel and Executive Vice President of Business Affairs, Frederic Beckley.

Under the employment agreement, Mr. Beckley receives an annual base salary of $235,000 per year, which was increased to $249,688 on May 1, 2012. In accordance with Mr. Beckley’s employment agreement, he is entitled to receive an annual target bonus not to exceed 30% of his base salary to be paid in cash, with such bonus being based 50% on individual goals and 50% on the Company profitability metrics.  Pursuant to the employment agreement, Mr. Beckley was awarded a stock option to purchase 130,000 shares of MeetMe common stock.  The option vests and becomes exercisable as to one-third of the shares on the first anniversary of the employment agreement effective date and then monthly thereafter for the next two years.  In accordance with Mr. Beckley’s employment agreement, Mr. Beckley is entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time.  Mr. Beckley is entitled to three weeks of paid time off per calendar year (excluding holidays), provided that no more than two weeks of paid time off could be used in any calendar month.

The employment agreement provides that in the event that the Company terminated Mr. Beckley’s employment without “cause” or Mr. Beckley terminated his employment for “good reason,” in each case, on or prior to November 18, 2012, then, the Company was obligated to pay or provide Mr. Beckley a payment equal to two months of his then-effective base salary.  Upon a change of control of the Company, all of Mr. Beckley’s outstanding stock options will immediately vest and become exercisable, and upon termination of Mr. Beckley’s employment following the change of control, all vested and exercisable stock options will remain exercisable for six months following termination of employment.  Mr. Beckley will not be subject to the non-competition and non-solicitation of employees or customers covenants upon a termination of employment following a change of control.

The employment agreement provides that in the event that Mr. Beckley’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Beckley’s estate all base salary that has accrued but not yet been paid as of the date of termination, as well as a pro rata portion of Mr. Beckley’s target bonus under the Company’s Management Bonus Program through the month in which his death occurs.  If Mr. Beckley’s employment is terminated on account of Mr. Beckley’s disability, the Company is obligated to pay or provide Mr. Beckley with base salary earned but not yet paid, and Mr. Beckley would be subject to the Company’s non-solicitation of employees and customers covenants under the employment agreement for 12 months following termination on account of disability.

If Mr. Beckley’s employment is terminated by the Company for cause or by Mr. Beckley without good reason, Mr. Beckley is only entitled to a lump sum of all compensation payable for services rendered to the Company, including earned vacation time, unless the Company provides Mr. Beckley with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination.  If the Company provides such notice and enforces such covenants, Mr. Beckley will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Beckley’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z) 12.

Assuming that the Company does not pay severance to enforce the restrictive covenants on a termination for cause or without good reason, Mr. Beckley would not have been entitled to any cash severance upon any termination or employment or a change of control.  Mr. Beckley’s unvested options as of December 31, 2012 were under water.

For purposes of the employment agreements for Messrs. Abbott, Matte and Cook “cause” generally means the executive’s (i) willful misconduct or gross negligence that isn’t cured within 60 days following notice, (ii) conviction of a felony involving moral turpitude, or (iii) material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) fails to pay the executive his base salary or bonus due for more than 10 days, (c) requires the executive to work in a non-management or non-supervisory role, (d) decreases the executive’s base salary or percentage of bonus opportunity, (e) materially reduces the executive’s welfare benefits, other than an across the board reduction, or (f) requires the executive, without his consent, to relocate his office more than 75 miles from the current location.

For purposes of the employment agreements for Messrs. Alena and Beckley, “cause” generally means the executive’s (i) willful misconduct or gross negligence that is materially harmful to the Company or repeated despite notice, (ii) conviction of a felony involving moral turpitude, or (iii) material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) fails to pay the executive his base salary or bonus due for more than 10 days, (c) materially diminishes the executives duties, (d) decreases the executive’s compensation, or (e) materially reduces the executive’s welfare benefits, other than an across the board reduction.

Tax Considerations

Section 162(m) of the Code generally disallows a publicly held corporation’s tax deduction for compensation paid to its chief executive officer or certain other officers in excess of $1 million in any year.  Qualified performance-based compensation is excluded from the $1 million deductibility limit, and therefore remains fully deductible by the corporation that pays it.  While deductibility of executive compensation for federal income tax purposes is among the factors the Compensation Committee considers when structuring our executive compensation arrangements, it is not the sole or primary factor considered.  We retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by SEC regulations. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Malcolm Jozoff Lars Batista Richard Lewis Members of the Compensation Committee April 24, 2013

COMPENSATION TABLES

The following tables reflect the compensation paid to our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our “Named Executive Officers” for 2012, 2011 and 2010.

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Bonus ($)(d)		Option Awards ($)(f)(1)		Non-Equity Incentive Plan Compensation ($)(g)		Total ($)(j)
John Abbott	2012	250,000	(2)	29,957	(3)	-		186,043	(4)	466,000
Chief Executive Officer	2011	62,500	(2)	200,000	(3)	477,233	(5)			739,733
	2010	250,000	(6)	-		353,347	(7)			353,347

Michael Matte	2012	250,000	(2)	$1,662	(3)			198,338	(4)	450,000
Chief Financial Officer	2011	175,000	(2)	200,000	(3)	477,233	(4)			852,233
	2010	250,000	(8)	-		377,233	(9)			627,233

Geoffrey Cook	2012	250,000	(2)	$29,252	(3)	-		173,748	(4)	453,000
Chief Operating Officer	2011	38,462	(10)	-		1,345,311	(11)			1,383,773
	2010	-		-		-				-

William Alena	2012	208,000	(2)	-		154,800	(12)	311,809	(13)	674,609
Chief Revenue Officer	2011	32,000	(10)	-		388,645	(14)	49,733	(13)	470,378
	2010	-		-		-				-

Frederic Beckley	2012	244,180	(2)	$74,906	(15)	460,300	(16)			779,386
General Counsel and Executive Vice President Business Affairs	2011	22,596	(10)	-		-				22,596
	2010	-		-		-				-

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that were paid in options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers. Certain information for 2010 in the column will not reconcile to the 2010 Summary Compensation Table as a result of inadvertently including the value of the options in lieu of salary in both the "salary and the "Option Award" columns.  The stock options were granted under the Company’s Amended and Restated 2006 Stock Incentive Plan.

(2)	Represents cash compensation for salary.
(3)	Represents discretionary cash bonuses earned in 2011 and 2012.
(4)	Represents bonus amounts earned for services performed in 2012, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses” and in the “Grant of Plan-Based Awards” table.
(5)	Represents 200,000 10-year options exercisable at $3.27 per share. The options vest in equal increments on October 10, 2012, 2013, and 2014.
(6)
In lieu of his $250,000 salary for the period from October 2010 to October 2011, Mr. Abbott elected to receive 89,928 10-year stock options. These options vest monthly through November 2011 and are exercisable at $4.95 per share.

(7)
Includes 90,000 10-year stock options exercisable at $4.95 per share which vest in equal increments on January 1, 2011, 2012, and 2013.  Also included is the incremental additional value of the options granted in lieu of salary described in Note 5.

(8)
Includes (i) $150,000 cash compensation and (ii) 35,971 10-year stock options issued to Mr. Matte in lieu of $100,000 of his salary for the period from October 2010 through October 2011. These options vest monthly through November 2011 and are exercisable at $4.95 per share.

(9)
Includes 90,000 10-year stock options exercisable at $4.95 per share which vest in equal increments on January 1, 2011, 2012, and 2013.  Also included is the incremental additional value of the options granted in lieu of salary described in Note 7.

(10)	Represents cash compensation for salary paid by Insider Guides, Inc. a wholly owned subsidiary of MeetMe, Inc. for the period November 11, 2011, the acquisition date, to December 31, 2011.
(11)
Includes 450,000 10-year stock options exercisable at $4.24 per share which vest in equal increments on November 10, 2012, 2013 and 2014. These options were granted in connection with the myYearbook merger.

(12)	Includes 60,000 10-year stock options exercisable at $3.65 per share which vest in equal increments on May 16, 2013, 2014, and 2015.
(13)	Represents commission earned in 2011 and 2012, pursuant to the 2011 and 2012 commission plans, respectively.
(14)
Includes 130,000 10-year stock options exercisable at $4.24 per share which vest in equal increments on November 10, 2012, 2013 and 2014. These options were granted in connection with the myYearbook merger.

(15)	Represents an accrued discretionary bonus paid in March 2013 for fiscal year 2012.
(16)
Includes 130,000 10-year stock options exercisable at $3.32 per share which vest in one-third on November 28, 2012, and the balance vests over a two-year period in equal monthly increments with the first vesting date being December 28, 2012.  Also includes 60,000 10-year stock options exercisable at $3.65 per share which vest in equal increments on May 16, 2013, 2014, and 2015.

GRANTS OF PLAN-BASED AWARDS – 2012

The following table provides details regarding plan-based awards granted to our Named Executive Officers in 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name (a)	Grant Date (b)	Threshold ($)(f)(1)	Target ($)(g)(1)	Maximum ($)(h)(1)	of Stock or Units (#)(i)	Underlying Options (#)(j)(2)	Option Awards ($/Sh)(k)	Stock and Option Awards (l)(3)
John Abbott	9/19/2012	42,500	170,000	183,900

Michael Matte	9/19/2012	42,500	170,000	184,300

Geoffrey Cook	9/19/2012	42,500	170,000	183,500

William Alena	5/16/2012			360,000		60,000	3.65	154,800

Frederic Beckley	1/1/2012					130,000	3.32	305,500
	5/16/2012					60,000	3.65	154,800

(1)
These amounts for Messrs. Abbott, Matte and Cook represent target cash-based bonus awards made to the Named Executive Officers on September 19, 2012 under the Bonus Plan in the amount of $170,000 each.  Each bonus award was subject to threshold, target and maximum performance percentages if certain Revenue and Adjusted EBITDA goals were met, as described in more detail in the discussion under “Performance-Based Bonuses” above.  The amounts in the threshold column (f) represent 25% achievement of the applicable performance goals.  The amounts in the target column (g) represent 100% achievement of the applicable performance goals and the amounts in column (h) represent 107% achievement of the applicable performance goals.  To the extent earned, the bonuses under the Bonus Plan are reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table. The amount for Mr. Alena represents the maximum commission Mr. Alena could have earned in 2012. Mr. Alena did not have a target commission in 2012.  Because Mr. Alena was employed with the Company for only a couple of months in 2011, any commission paid by the Company for 2011 does not adequately represent a representative commission target for 2012.

(2)
The stock options granted were granted to Messrs. Alena and Beckley on May 16, 2012 vest in equal increments on May 16, 2013, 2014, and 2015.  The stock option granted to Mr. Beckley on January 1, 2012 will vest in one-third on November 28, 2012, and the balance vests over a two-year period in equal monthly increments with the first vesting date being December 28, 2012.  The stock options were granted under the Company’s Amended and Restated 2006 Stock Incentive Plan.

(3)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that were paid in options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

Outstanding Equity Awards at 2012 Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2012, all of which were granted under the Company’s Amended and Restated 2006 Stock Incentive Plan:

Name (a)	No. of Securities Underlying Unexercised Options (#) Exercisable (b)		No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)

John Abbott	1,897,492		-		1.00	10/25/2017
	262,500		-		1.00	7/22/2018
	54,237		-		1.00	10/15/2018
	54,237	(1)	-		1.00	10/15/2018
	316,456		-		1.34	10/31/2019
	90,000	(2)	-		4.95	9/26/2020
	89,928	(1), (3)	-		4.95	9/26/2020
	66,667		133,333	(4)	3.27	10/10/2021

Michael Matte	1,475,827		-		1.00	10/29/2017
	232,500		-		1.00	7/22/2018
	50,847		-		1.00	10/15/2018
	67,797	(1)	-		1.00	10/15/2018
	126,582	(2)	-		1.34	10/31/2019
	90,000	(1)	-		4.95	9/26/2020
	35,971	(1)	-		4.95	9/26/2020
	66,667		133,333	(4)	3.27	10/10/2021

Geoffrey Cook	150,000		300,000	(5)	4.24	11/10/2021

William Alena	43,333		86,667	(5)	4.24	11/10/2021
	-		60,000	(6)	3.65	5/16/2022

Frederic Beckley	54,167		75,833	(7)	3.32	1/1/2022
	-		60,000	(6)	3.65	5/16/2022

(1)	The options were granted in lieu of cash compensation.
(2)	The options vested fully on January 1, 2013.
(3)	The options vested fully on January 11, 2012.
(4)	The options vest in equal increments on October 10, 2012, October 10, 2013 and October 10, 2014.
(5)	The options vest in equal increments on November 10, 2012, November 10, 2013 and November 10, 2014.
(6)	The options vest in equal increments on May 16, 2013, May 16, 2014 and May 16, 2015.
(7)	The options vest in one-third on November 28, 2012, and the balance vests over a two-year period in equal monthly increments with the first vesting date being December 28, 2012.

Option Exercises and Stock Vested — 2012

None of our Named Executive Officers exercised any stock options or had any restricted stock or restricted stock units vest in 2012.

Pension Benefits - 2012

The Company does not provide pension benefits.

Nonqualified Deferred Compensation - 2012

The Company does not have nonqualified deferred compensation plans in which our Named Executive Officers participate.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the last completed fiscal year are Malcolm Jozoff, Lars Batista and Richard Lewis. None of these individuals has ever been an officer or employee of the Company or any of its subsidiaries.  On March 2, 2011, we acquired a Brazilian social gaming company, XtFt Games S/S Ltda (now Quepasa Games), which we refer to as “XtFt.”  In connection with the XtFt acquisition, Mr. Batista, a then recently appointed director of MeetMe, was a large shareholder of XtFt and received 132,516 shares of MeetMe’s common stock under the XtFt Stock Purchase Agreement.  Mr. Batista was not a director when the Agreement was signed on January 28, 2011 nor did the Agreement give XtFt any right to appoint a director.  Additionally, a corporation controlled by Mr. Batista’s brother received a $300,000 brokerage fee in connection with the acquisition.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2012, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	2012	187,375		$2.86	7,494,308
	2006	8,452,340		$2.56	0
	non-plan	443,038	(1)	$1.34	0
Equity compensation plans approved by security holders	total	9,082,753		$2.65	0

Equity compensation plans not approved by security holders		0			0

Total		9,082,753			0

(1) The Board of Directors approved and our stockholders ratified the issuance of 443,038 of stock options under the Prior Plan outside of our stock incentive plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2013, by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers in the Summary Compensation Table;

•	each of our directors and nominees; and

•	all of our executive officers, directors and nominees as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

John Abbott (2)	3,009,016	7.6%
Michael Matte (3)	2,166,924	5.6%
Louis Bardov (4)	163,573	*
Alonso Ancira (5)	4,905,907	12.1%
Lars Batista (6)	32,375	*
Steven Besbeck (7)	9,250	*
Geoffrey Cook (8)	2,536,458	6.5%
Ernesto Cruz (9)	92,742	*
Terry Herndon (10)	2,326,253	6.0%
Malcolm Jozoff (11)	177,059	*
Richard Lewis (12)	4,025,878	10.4%
Spencer Rhodes (13)	116,062	*
Frederic Beckley (14)	59,583	*
William Alena (15)	168,233	*

All directors and executive officers as a group (16 persons) (16)	19,823,385	40.2%

Mexicans & Americans Trading Together, Inc. (17)	4,813,282	11.9%
U.S. Venture Partners IX, L.P. (18)	4,012,003	10.4%
Norwest Venture Partners X, L.P. (19)	3,606,189	9.4%

*	Less than 1%

(1)           Applicable percentages are based on 38,125,236 shares of common stock outstanding as of March 1, 2013 and 1,479,949 shares of common stock underlying outstanding Series A-1 (which votes on an as-converted basis), adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, MeetMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2)           Mr. Abbott is a director and served as an executive officer until March 11, 2013.  Includes 2,831,516 shares issuable upon the exercise of vested stock options.

(3)           Mr. Matte was an executive officer until March 31, 2013.  Includes 2,146,191 shares issuable upon the exercise of vested stock options.

(4)           Mr. Bardov was an executive officer until February 9, 2012.  However, under SEC rules, he was a Named Executive Officer for 2011.  Represents shares issuable upon the exercise of vested stock options.

(5)           Mr. Ancira is a director. Mr. Ancira is also the Chairman of the Board of Directors of AHMSA and MATT Inc.  MATT, Inc. is a wholly-owned subsidiary of AHMSA. Grupo Acerero del Norte, S.A. de C.V., which we refer to as “GAN,” is the majority stockholder of AHMSA.  Mr. Ancira is a stockholder of GAN. By virtue of his role as Chairman of the Boards of Directors of MATT, Inc. and AHMSA and his equity interest in GAN, Mr. Ancira may be deemed to beneficially own: (i) 1,335,480 shares owned by MATT, Inc., (ii) 1,997853 shares issuable upon the exercise of warrants held by MATT, Inc. and (iii) 1,479,949 shares underlying Series A-1 held by MATT, Inc.  Includes 2,830,032 shares of common stock and 2,075,875 shares of common stock issuable upon the exercise of vested stock options granted to and owned directly by Mr. Ancira.  Does not include shares of common stock held by a not-for-profit-corporation. Mr. Ancira is Chairman of the Board of this non-for-profit corporation but has no power to vote these shares.

(6)           Mr. Batista is a director.  Includes 32,375 shares issuable upon the exercise of vested stock options.

(7)           Mr. Besbeck is a director.  Includes 9,250 shares issuable upon the exercise of vested stock options.

(8)           Mr. Cook is a director and executive officer.  Includes 150,000 shares issuable upon the exercise of vested stock options.  Does not include 1,062,059 shares held by a trust for the benefit of Mr. Cook’s children of which his sister is the trustee.   Mr. Cook disclaims beneficial ownership in the shares held by the trust, except as to his pecuniary interest therein.

(9)           Mr. Cruz is a director.  Includes 83,958 shares issuable upon the exercise of vested stock options.

(10)         Mr. Herndon is a director.  Includes 13,875 shares issuable upon the exercise of vested stock options.  Included in this number are 1,156,189 shares held by Mr. Herndon spouse.  Mr. Herndon disclaims beneficial ownership in the shares held by his wife, except as to his pecuniary interest therein.

(11)         Mr. Jozoff is a director.  Includes 96,184 shares held in the Malcolm Jozoff Trust with Mr. Jozoff as Trustee.  Includes 80,875 shares issuable upon the exercise of vested stock options.

(12)         Mr. Lewis served as a director until April 24, 2013.  Mr. Lewis is a non-voting member of Presidio Management Group IX, L.L.C., which we refer to as “PMG IX.”  PMG IX is the general partner of U.S. Venture Partners IX, L.P., which we refer to as “USVP IX”, a venture capital fund managed by U.S. Venture Partners.  See Note 17 below.  Mr. Lewis disclaims beneficial ownership in the shares held by USVP IX, except as to his pecuniary interest therein arising from his non-voting interest in PMG IX.  Includes 13,875 shares issuable upon the exercise of vested stock options.

(13)         Mr. Rhodes is a director.  Includes 116, 062 shares of common stock held by Mr. Rhodes.

(14)         Mr. Beckley is an executive officer.  Includes 59,583 shares issuable upon the exercise of vested stock options.

(15)         Mr. Alena is an executive officer.  Includes 43,333 shares issuable upon the exercise of vested stock options.

(16)         Includes all executive officers and directors of MeetMe, Inc.

(17)         Represents: (i) 1,335,480 shares of common stock, (ii) 1,479,949 shares of common stock underlying Series A-1 and (iii) 1,997,853 shares issuable upon exercise of warrants at $2.75 per share.  See Note 5 above.  The address is: c/o Willkie Farr & Gallagher LLP, 787 Seventh Avenue, New York, NY  10019, Attention: Maurice M. Lefkort, Esq.

(18)         Represents shares of common stock held by USVP IX.  PMG IX is the general partner of USVP IX. The managing members of PMG IX may be deemed to share voting and dispositive control over the shares and each disclaims beneficial ownership of such shares, except to their respective pecuniary interest therein. The managing members of PMG IX are Irwin Federman, Winston S. Fu, Steven M. Krausz, David Liddle, Paul Matteucci, Jonathan D. Root, Christopher Rust, Casey Tansey, and Philip M. Young.  The address is 2735 Sand Hill Road, Menlo Park, CA  94025.

(19)         Represents shares of common stock held by Norwest Venture Partners X, LP, which we refer to as “NVP X.”  The general partner of NVP X is Genesis VC Partners X, LLC, which we refer to as “Genesis X.”  NVP Associates, LLC, which we refer to as “NVP,” is the managing member of Genesis X, and a wholly owned indirect subsidiary of Wells Fargo & Company.  Genesis X, NVP and Wells Fargo & Company  may be deemed to have beneficial ownership over the shares held by NVP X by reason of their voting and dispositive control over the shares.  Each of Genesis X, NVP and Wells Fargo disclaims beneficial ownership of such shares, except to their respective pecuniary interest therein. The address of NVP X is 525 University Avenue, Suite 800, Palo Alto, CA 94301.  The information in this Note is based on a Schedule 13D/A filed with the SEC on April 2, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

We have engaged in certain transactions in which some of our directors, executive officers and 5% shareholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below. On January 29, 2007, our management adopted the Related Party Transactions Policy. The Related Party Transactions Policy applies to certain transactions between MeetMe and a “Related Party.”  Under the Related Party Transaction Policy, management must present to the Audit Committee any such related party transactions that it is proposing to enter into. Any such transactions must be on terms comparable to those obtainable in arm’s length dealing with unrelated third parties and must be approved by the Audit Committee. Under the Related Party Transactions Policy, MeetMe must include disclosure of such transactions in its applicable filings made with the SEC.

Mr. Jeffrey Valdez resigned as Chairman of the Board in February 2009. MeetMe agreed to allow 140,000 unvested options to vest over a 12-month period, subject to Mr. Valdez remaining as a director on each applicable vesting date. On June 4, 2010, Mr. Valdez resigned as a director of Quepasa.  Mr. Valdez resigned following a disagreement he had with Quepasa with respect to his rights to Quepasa’s Papacito application.  As a result of this claim, we filed suit seeking a declaratory judgment that we own all rights to the trademark, Papacito.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Court has granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement.  The Court also dismissed the claim against Mr. Abbott.  On June 25, 2012, the Company entered into a settlement agreement and made a $150,000 payment to the plaintiff for release of all claims and charged this expense to general and administrative expenses. Accordingly, the United States District Court in the Central District of California issued an Order to Dismiss with Prejudice on July 2, 2012.

            On March 23, 2012, MeetMe started performing services relating to its Social Theater product under an oral arrangement with MATT, Inc., and on March 24, 2012, the parties entered into a written agreement regarding the same.  MeetMe had provided approximately $6,000,000 of services under the arrangement.  On March 5, 2013, the Company, AHMSA and MATT entered into an agreement to offset the Company’s $5,000,000 Subordinated Promissory Note dated January 25, 2008 (the “Note”) with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Receivable represented approximately 38.2% of our accounts receivable and approximately 50% of our working capital as of December 31, 2012.

Board Independence

As required by the NYSE MKT (the “NYSE”) rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our general counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NYSE rules.  The Board has determined Messrs. Ancira, Besbeck, Cruz, Jozoff, Herndon and Rhodes are independent directors in accordance with the listing rules of the NYSE. The Board has determined that each of the members of the Audit Committee, Messrs. Besbeck, Cruz and Jozoff, are independent in accordance with the independence standards for audit committees under the NYSE listing rules.  Mr. Batista is not considered independent under the NYSE rules because his brother received a finders’ fee when Quepasa acquired Quepasa Games in March 2011.  On March 2, 2011, we acquired a Brazilian social gaming company, XtFt Games S/S Ltda (now Quepasa Games), which we refer to as “XtFt.”  In connection with the XtFt acquisition, Mr. Batista, a then recently appointed director of MeetMe, was a large shareholder of XtFt and received 132,516 shares of MeetMe’s common stock under the XtFt Stock Purchase Agreement.  Mr. Batista was not a director when the Agreement was signed on January 28, 2011 nor did the Agreement give XtFt any right to appoint a director.  Additionally, a corporation controlled by Mr. Batista’s brother received a $300,000 brokerage fee in connection with the acquisition.

Board and Board committee members as of April 26, 2013:

Name	Independent	Executive	Audit	Compensation	Governance

John Abbott		Chairman
Alonso Ancira	✓				Chairman
Lars Batista				✓
Steven Besbeck	✓		Chairman
Geoffrey Cook		✓
Ernesto Cruz	✓		✓		✓
Malcolm Jozoff	✓	✓	✓	Chairman
Terry Herndon	✓				✓
Spencer Rhodes	✓

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.  In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.

Principal Accountant Fees and Services

All of the services provided and fees charged by Salberg, were approved by our Audit Committee.  The following table shows the fees paid to Salberg, our independent public accounting firm for the fiscal years ended December 31, 2012 and 2011.

	2012 ($)	2011 ($)
Audit Fees (1)	164,124	123,908
Audit Related Fees (2)	4,335	31,911
Tax Fees (3)	16,793	600
All Other Fees (4)	30,359	37,490

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – these fees relate to the preparation of MeetMe’s federal, state, city and franchise tax returns by tax consultant.

(4)
All other fees for 2011 include valuation services in an amount of $32,100 and fees for internal controls testing in an amount of $5,390 provided by other consultants.  All other fees for 2012 include $12,888 in valuation services and fees for internal control testing of $17,471 provided by other consultants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits.  The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K

Number Description

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.2	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.3	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	Quepasa Corporation Non-Qualified Stock Option Agreement Non-Plan**	Def 14A	4/20/10	Annex A
10.4	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.5	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.6	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.7	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.8	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.14	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.15	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.16	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.17	Gavin Roy Employment Agreement**	10-K	3/14/13	10.16
10.18	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.19	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.20	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.21	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.22	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.23	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.24	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.25	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.26	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.27	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.28	Form of Director Option Agreement	10-K	3/14/13	10.27
10.29	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.30	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.31	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.32	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28

10.33	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.34	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.35	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.36	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.37	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries	10-K	3/14/13	21.1
23.1	Consent of Salberg & Company, P.A.	10-K	3/14/13	23.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906) ***	10-K	3/14/13	32.1
101.INS	XBRL Instance Document	10-K	3/14/13	101.INS	****
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/14/13	101.SCH	****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/14/13	32.1.CAL	****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/14/13	32.1.DEF	****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/14/13	32.1.LAB	****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/14/13	32.1.PRE	****

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

***  This exhibit was furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

****Attached as Exhibit 101 to the Annual Report on Form 10-K filed March 14, 2013 are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to the Annual Report on Form 10-K filed March 14, 2013 shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2013.

MeetMe, Inc.

By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey Cook	Director and Chief Executive Officer	April 30, 2013
Geoffrey Cook	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	April 30, 2013
David Clark	(Principal Financial and Accounting Officer)

/s/ John Abbott	Chairman of the Board of Directors	April 30, 2013
John Abbott

	Director	April , 2013
Alonso Ancira

	Director	April , 2013
Lars Batista

/s/ Steven Besbeck	Director	April 30, 2013
Steven Besbeck

/s/ Ernesto Cruz	Director	April 30, 2013
Ernesto Cruz

/s/ Terry Herndon	Director	April 30, 2013
Terry Herndon

	Director	April , 2013
Malcolm Jozoff

/s/ Spencer Rhodes	Director	April 30, 2013
Spencer Rhodes

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.2	Certificate of Designation – Series A-1	8-K	11/10/11	3.1
3.3	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	Quepasa Corporation Non-Qualified Stock Option Agreement Non-Plan**	Def 14A	4/20/10	Annex A
10.4	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.5	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.6	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.7	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.8	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.14	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.15	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.16	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.17	Gavin Roy Employment Agreement**	10-K	3/14/13	10.16
10.18	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.19	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.20	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.21	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.22	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.23	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.24	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.25	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.26	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.27	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.28	Form of Director Option Agreement	10-K	3/14/13	10.27
10.29	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.30	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.31	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.32	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28

10.33	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.34	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.35	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.36	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.37	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries	10-K	3/14/13	21.1
23.1	Consent of Salberg & Company, P.A.	10-K	3/14/13	23.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906) ***	10-K	3/14/13	32.1
101.INS	XBRL Instance Document	10-K	3/14/13	101.INS	****
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/14/13	101.SCH	****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/14/13	32.1.CAL	****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/14/13	32.1.DEF	****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/14/13	32.1.LAB	****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/14/13	32.1.PRE	****

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

***  This exhibit was furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

****Attached as Exhibit 101 to the Annual Report on Form 10-K filed March 14, 2013 are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to the Annual Report on Form 10-K filed March 14, 2013 shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.