Form 10-Q
period 2013-03-31
MeetMe, Inc.
filed 2013-05-10
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                            No ☒

Class	Outstanding as of May 8, 2013
Common Stock, $0.001 par value per share	38,127,737 shares

MEETME, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MEETME, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,256,525	$5,022,007
Accounts receivable, net of allowance of $547,000, at March 31, 2013 and December 31, 2012, respectively	5,858,181	15,744,789
Notes receivable	97,626	111,569
Prepaid expenses and other current assets	853,516	870,881
Total current assets	11,065,848	21,749,246

Goodwill	70,646,036	70,646,036
Intangible assets, net	6,256,690	6,746,273
Property and equipment, net	4,353,607	4,772,632
Other assets	447,921	520,480
Total assets	$92,770,102	$104,434,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,047,132	$3,528,607
Accrued expenses and other liabilities	3,464,813	3,211,681
Current liabilities from discontinued operations	-	1,434
Deferred revenue	551,761	392,612
Accrued dividends	69,455	69,455
Current portion of long-term debt	2,935,032	2,551,941
Total current liabilities	9,068,193	9,755,730

Long term debt, net of discount	1,350,174	9,156,788
Total liabilities	10,418,367	18,912,518

Commitments and Contingencies (see Note 8)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares:
Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 38,127,737 and 37,046,405 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	38,131	37,050
Additional paid-in capital	279,400,950	275,261,794
Accumulated deficit	(196,539,728)	(189,211,750)
Accumulated other comprehensive loss	(548,618)	(565,945)
Total stockholders’ equity	82,351,735	85,522,149
Total liabilities and stockholders’ equity	$92,770,102	$104,434,667

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$7,805,632	$10,395,729
Operating Costs and Expenses:
Sales and marketing	1,986,693	1,766,396
Product development and content	6,383,444	6,496,459
General and administrative	2,400,259	1,944,533
Depreciation and amortization	1,082,944	898,384
Restructuring costs	1,894,417	290,067
Loss on debt restructure	1,174,269	-
Total Operating Costs and Expenses	14,922,026	11,395,839
Loss from Operations	(7,116,394)	(1,000,110)
Other Income (Expense):
Interest income	2,256	5,574
Interest expense	(213,840)	(298,068)
Other income (expense), net	-	533
Total other income (expense)	(211,584)	(291,961)
Loss before income taxes	(7,327,978)	(1,292,071)
Income taxes	-	-
Net loss from continuing operations	$(7,327,978)	$(1,292,071)
Loss from discontinued operations, net of taxes	$-	$(566,587)
Net Loss Allocable To Common Shareholders	$(7,327,978)	$(1,858,658)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.20)	$(0.03)
Discontinued operations	$-	$(0.02)
Basic and diluted net loss per common shareholders	$(0.20)	$(0.05)
Weighted Average Number of Shares
Outstanding, Basic and Diluted:	37,367,607	36,189,173

Net Loss	$(7,327,978)	$(1,858,658)
Foreign currency translation adjustment	(17,327)	52,033
Comprehensive Loss	$(7,345,305)	$(1,806,625)

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation					4,033,402			4,033,402
Exercise of stock options			901,321	904	1,253,603			1,254,507
Foreign currency translation adjustment							(102,996)	(102,996)
Net loss						(10,308,338)		(10,308,338)

Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation					1,305,148			1,305,148
Exercise of stock options			79,185	79	79,106			79,185
Exercise of warrants			1,002,147	1,002	2,754,902			2,755,904
Foreign currency translation adjustment							17,327	17,327
Net loss						(7,327,978)		(7,327,978)

Balance—March 31, 2013	1,000,000	$1,000	38,127,737	$38,131	$279,400,950	$(196,539,728)	$(548,618)	$82,351,735

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(7,327,978)	$(1,292,071)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,082,944	898,384
Vesting of stock options for compensation	1,305,148	810,081
Loss on debt restructure	1,066,765	-
Grant income	-	(533)
Bad debt expense (recovery)	-	30,000
Amortization of discounts on notes payable and debt issuance costs	47,104	72,653
Changes in operating assets and liabilities:
Accounts receivable	3,864,432	(700,700)
Prepaid expenses, other current assets, and other assets	73,321	125,775
Restricted cash	-	275,000
Accounts payable and accrued expenses	(231,548)	243,420
Deferred revenue	159,149	49,069
Net cash provided (used) by continuing operating activities	39,337	511,078
Net cash provided (used) by discontinued operations:	-	(190,169)
Net cash provided (used) by operating activities	39,337	320,909
Cash flows from investing activities:
Purchase of property and equipment	(164,199)	(75,078)
Purchase of trademarks	-	(10,000)
Loan payments from BRC	13,943	-
Net cash provided (used) by investing activities	(150,256)	(85,078)
Cash flows from financing activities:
Proceeds from exercise of stock options	79,185	288,762
Payments of capital leases	(171,213)	-
Payments of dividends	-	(100,000)
Payments on long-term debt	(564,421)	(684,001)
Net cash provided (used) by financing activities	(656,449)	(495,239)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate on cash	(767,368)	(259,408)
Effect of foreign currency exchange rate on cash	1,886	6,801
Net increase (decrease) in cash and cash equivalents	(765,482)	(252,607)
Cash and cash equivalents at beginning of the year	5,022,007	8,271,787
Cash and cash equivalents at end of year	$4,256,525	$8,019,180

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$99,583	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$329,914	$450,957
Subordinated note payable and accounts receivable offset	$6,025,898	$-
Warrant exercises and subordinated notes payable cancellations	$2,755,904	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$600,000	$-

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc., (the “Company” ,“MeetMe”, “we” “us “or “our”), was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware.  Effective June 1, 2012, the Company changed its name from Quepasa Corporation. The Company is a social media technology company which owns and operates MeetMe.com previously known as myYearbook.com and Quepasa.com, that completed its transition to MeetMe.com in the fourth quarter of 2012. MeetMe is a social discovery network company that makes meeting new people fun through social games and applications, monetized through both advertising and virtual currency.  MeetMe.com and its mobile apps are collectively referred to in this Report as the “MeetMe Platform”.

The MeetMe Platform provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users.  We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

On November 10, 2011, the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc. (“Insider Guides”), doing business as myYearbook.com (“myYearbook”) closed a merger under which myYearbook merged with and into Merger Sub (the “Merger”).  Insider Guides operated a social networking website, www.myyearbook.com. As Merger consideration, the security holders of myYearbook securities received approximately $18 million in cash and approximately 17 million shares of the Company common stock (not including cash for fractional shares). Merger Sub changed its name to Insider Guides, following the Merger, and legally merged into MeetMe, effective as of January 1, 2012.

Interim Financial Information

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013 and its statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2013.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s 2012 Annual Report filed on Form 10-K with the SEC on March 14, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of MeetMe and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides (from November 10, 2011 until its merger into MeetMe, effective as of January 1, 2012).   All intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2012, the Company discontinued its game development and creation of intellectual properties business.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Cash and Cash Equivalents and Cash Concentrations

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have not experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at March 31, 2013 and December 31, 2012 approximated $3.1 million and $3.9 million, respectively.

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

Restricted Cash

We were required by state laws to hold funds for certain advertising campaign contests in separate trust accounts that required written notice from the state to be released. Restricted cash is classified as current when the restriction is expected to lift within twelve months of the balance sheet date. Restricted cash balances were released and transferred to the cash and cash equivalents in March 2012, upon receipt of written notice of the contests completion.

Goodwill

Goodwill represents the excess of the Company’s purchase prices of Insider Guides and Quepasa Games (formerly known as XtFt Games S/S Ltda) over the fair values of the respective identifiable assets acquired and liabilities assumed.  Goodwill is not amortized. For the 2011 acquisitions, goodwill was not recognized for tax purposes. Goodwill is subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review.  Goodwill is evaluated using specific methods required in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including potentially, a discounted cash flows method to determine the fair value of a reporting unit and comparison of the carrying value of goodwill to its implied fair value. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.  If the carrying amount of a reporting unit exceeds its fair value, determined by conducting a valuation, then the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Management initially performs a qualitative assessment of goodwill to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses.

During the year ended December 31, 2012, the Company recorded approximately $2.3 million of goodwill impairment charges related to the discontinuance of Quepasa Games operations. During the year ended December 31, 2011, the Company recorded approximately $1.4 million of impairment charges related to goodwill of Quepasa Games operations.  Impairment charges for Quepasa Games are included in discontinued operations for all financial periods presented.

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset.  No asset impairment occurred during the three months ended March 31, 2013, and 2012.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

We follow accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying consolidated financial statements include revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock-based employee and non-employee awards, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill, intangible and long-lived assets for impairment, useful lives of intangibles assets and property and equipment, and the measurement and accrual of restructuring costs and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	March 31,	December 31,
	2013	2012
Stock options	8,844,180	9,082,753
Warrants	3,197,853	4,200,000
Convertible preferred stock	1,479,949	1,479,949
Totals	13,521,982	14,762,702

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

During the three months ended March 31, 2013 and year ended December 31, 2012, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the three months ended March 31, 2013 and 2012, our revenue was generated from two principal sources: revenue earned from the sales of advertising on our websites and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 71% and 65% of our revenue came from advertising during the three months ended March 31, 2013 and 2012 respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website users.  The Company offers “Credits” and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and Credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Lunch Money is virtual currency purchased using PayPal by our users to buy premium virtual products on our platform.  Credits can be purchased using PayPal on the website and mobile applications.  Platform users do not own the Credits but have limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, we may change the purchase price of Credits at any time, and we reserve the right to stop issuing Credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on our platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Credits are recorded in deferred revenue when purchased and recognized as revenue when used.  For “VIP” and other subscriptions based products, the Company recognizes revenue over the one-month period of the subscription.  For MeetMe+ subscription product, revenue is allocated between the elements of the subscriptions, Credits and services, using the relative sales value method.  The service revenue element of the subscription is recognized over the respective life of the subscription and the Credit revenue is recorded as deferred revenue and recognized as revenue when used.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Social Theater is a product that allows us to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.  Social Theatre revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition. During the year ended December 31, 2012, we executed a $6 million Social Theater cross platform revenue contract with Mexicans & American Trading Together, Inc. (“MATT”) one of the Company’s principal shareholders.

Approximately 29% and 35% of our revenue came from virtual currency product revenues during the three months ended March 31, 2013 and March 31, 2012, respectively.

Significant Customers and Concentration of Credit Risk

During the three months ended March 31, 2013 and 2012, customers (1) and (2) comprised approximately 35% and 49% of total revenues, respectively.  For the three months ended March 31, 2013 and 2012 customer (1), a principal shareholder of the Company, MATT and its parent company, comprised 0% and 19%, respectively, of total revenues.  Three customers comprised 31% and 51% of total accounts receivable as of March 31, 2013 and December 31, 2012, respectively.

Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and hosting operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement exists, the sales price was fixed or determinable, collectability was reasonably assured and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

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

Games expenses represented the direct expenses for hosting, marketing, site fees, reporting and foreign taxes. Games product development and content expenses included salaries, benefits, and share-based compensation for our employees, utility charges and production office costs and were charged to discontinuing operations as incurred. Game exit costs included severance costs of terminated employees and exit costs of office closure expenses and were charged to discontinuing operations as incurred.

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

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

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

Note 2 —Discontinued Operations – Quepasa Games

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

	For the Three Months Ended March 31,
	2013	2012
Games Revenues	$-	$407,451
Games Expenses	-	536,081
Product development and content	-	202,962
Depreciation and amortization	-	9,015
Exit costs	-	-
Loss on disposable of assets	-	-
Stock-based compensation	-	225,980
Loss on impairment of goodwill	-	-
Total	-	974,038
Loss from discontinued operations attributable to Quepasa Games	$-	$(566,587)

Note 3—Notes Receivable

In February 2010, we entered into a settlement agreement (the “Settlement”) with BRC Group LLC. (“BRC”) effective as of September 22, 2009.  Under the Settlement, BRC’s indebtedness to us was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “BRC Note”) dated September 22, 2009.  The BRC Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011.  As collateral for the BRC Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default.  If BRC defaults under the BRC Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date. As a result of the Settlement and the BRC Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice.  Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder.  The current balance of the BRC Note was $97,626 and $111,569 at March 31, 2013 and December 31, 2012, respectively. BRC continues to make payments on the BRC Note which is currently due and payable, and expects to repay the balance in full by September 30, 2013.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Note 4—Goodwill

Goodwill represents the fair value of the intangible assets, not subject to amortization, from the acquisitions of Quepasa Games and Insider Guides.  At December 31, 2011, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than respective carrying amounts of the acquired subsidiaries pursuant to ASC 350 Intangibles, Goodwill and Other.  After evaluation of Quepasa Games’ performance for the period ended December 31, 2011 and projected 2012 performance, management determined that Quepasa Games could not achieve the performance necessary for the earn-out provision of the stock-purchase agreement and would require an impairment adjustment.  A valuation of Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million in 2011. Quepasa Games operations were discontinued on June 30, 2012 and accordingly a loss on impairment of goodwill of approximately $2.2 million was recorded as loss from discontinued operations for the year ended December 31, 2012.  The translated value of goodwill for Quepasa Games varied at each interim reporting period due to changes in the foreign exchange rates.

Management’s assessment of the events and circumstance since the acquisition of Insider Guides shows positive operating performance, key metrics, customer retention and no indicators that its fair value was less than its carrying amount at December 31, 2011.  No impairment to goodwill occurred during the three months ended March 31, 2013 and year ended December 31, 2012 for Insider Guides.

Goodwill consists of the following:

	Continuing operations	Discontinued operations
Goodwill, opening balance January 1, 2011	$-	$-
Additions:
Goodwill, Quepasa Games	-	4,280,618
Goodwill, translation adjustments		(469,045)
Goodwill, Insider Guides	70,646,036	-

Less impairment losses for Quepasa Games	-	(1,409,127)

Total Goodwill—net at December 31, 2011	$70,646,036	$2,402,446
Additions:	-	-
Goodwill, translation adjustments		(113,670)
Less impairment losses for Quepasa Games	-	(2,288,776)

Total Goodwill—net at December 31, 2012	$70,646,036	$-

Less impairment losses	-	-
Total Goodwill—net at March 31, 2013	$70,646,036	$-

Note 5—Intangible Assets

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(2,758,304)	(2,268,721)
Intangible assets—net	$6,256,690	$6,746,273

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Note 6—Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012

Servers and computer equipment and software	$6,969,494	$6,805,099
Vehicle	-	-
Office furniture and equipment	143,037	143,037
Leasehold Improvements	367,437	367,437
Other equipment	-	-
Property and equipment	7,479,968	7,315,573
Less accumulated depreciation	(3,126,361)	(2,542,941)
Property and equipment—net	$4,353,607	$4,772,632

Note 7— Debt

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement: (i) MATT invested $5,000,000 in the Company and the Company issued MATT a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between the Company and MATT was terminated, which terminated MATT’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  The balance of deferred debt issuance costs was approximately $11,000 at December 31, 2012 and was included in other assets.

On March 5, 2013, the Company, Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) and MATT entered into an agreement to offset the MATT Note with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the MATT Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable.  As a result of these transactions, both the MATT Note and the Receivable have been deemed fully satisfied. In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Company recorded a net loss on debt restructure of approximately $712,000 in connection with the debt offset and warrant, attributable to the write-off of unamortized discounts and debt issue costs at the date of the agreement.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

MATT Note payable consisted of the following:

	March 31, 2013	December 31, 2012
Notes payable, face amount	$-	$5,000,000
Discounts on notes:
Revaluation of warrants	-	(1,341,692)
Termination of jet rights	-	(878,942)
Accumulated amortization	-	1,255,596
Total discounts	-	(965,038)
Accrued interest	-	1,204,980
MATT Note payable, net	$-	$5,239,942

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and are being amortized to interest expense over the life of the RSI Note. The balance of deferred debt issuance costs was approximately $6,300 at December 31, 2012 and was included in other assets.

On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the RSI Note.  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect and the RSI Note has been deemed fully satisfied. The Company recorded a net loss on debt restructure of approximately $463,000 in connection with the warrant exercise and debt cancellation, attributable to the write-off of unamortized discounts and debt issue costs, and accelerated interest at the date of the agreement.

RSI Note payable consisted of the following:

	March 31, 2013	December 31, 2012
Notes payable, face amount	$-	$2,000,000
Discounts on notes:
Revaluation of warrants	-	(263,690)
Accumulated amortization	-	159,560
Total discounts	-	(104,130)
Accrued interest	-	481,993
RSI Notes payable, net	$-	$2,377,863

Convertible Note Payable

On March 21, 2013, the Company issued a noninterest bearing $600,000 note payable to a third party, maturing in six months from the origination date, in settlement of a contract and trademark dispute.  The note payable is convertible solely at the option of the Company into shares of its common stock. The Company will have the option to convert as a whole or in part up to the entire amount outstanding under the note payable into Company’s common stock at a conversion price equal to the volume weighted average trading price of the Company’s stock for the five trading days immediately prior to the date of conversion notice (see Note 8).

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014.  Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at  a fixed interest rate of 12.50% per annum, and the loan is due October 2013.  On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.  At March 31, 2013, the Company was in compliance with the amended loans payable and security agreements debt covenants.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one for $1.5 million with Dell Financial Services, and one for $500,000 with HP Financial Services.  Both are for the purchase or lease of equipment for our data centers. The HP Financial Services master lease agreement was increased to $1.5 million in the second quarter 2012.  Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.99% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due through February 2016.

The following is a schedule of the long term debt:

	Borrowings	Interest Rates			March 31, 2013	December 31, 2012
Growth term loans:
LSA2	$97,500		12.50%		$81,046	$125,679
Equipment term loans:
SLSA	2,500,000		12.60%		-	-
S2LSA	2,500,000		12.50%		281,139	496,381
LSA2	8,607		12.50%		1,457,515	1,762,061
	$5,106,107				1,819,700	2,384,121

Convertible note payable					600,000	-

Capital leases	1,500,000	6.46%	-	7.99%	$1,597,382	$1,397,970
	1,500,000	4.5%	-	7.40%	$268,124	$308,833
	$3,000,000				1,865,506	1,706,803

Loans payable - current portion					2,177,903	1,903,368
Capital lease - current portion					757,129	648,573
Long term debt - current portion					$2,935,032	$2,551,941

Loans payable - long term portion					241,797	480,753
MATT note payable	5,000,000		4.46%		-	5,000,000
RSI note payable	2,000,000		4.46%		-	2,000,000
					241,797	7,480,753
Add: accrued interest					-	1,686,973
Less: unamortized discounts					-	(1,069,168)
Total notes payable - long term portion					241,797	8,098,558
Capital lease - long term portion					1,108,377	1,058,230
Long term debt, net of discounts					$1,350,174	$9,156,788

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Note 8—Commitments and Contingencies

Operating Leases

We lease our operating facilities in the United States of America, and Sao Paulo, Brazil, under operating leases and accordingly rent is expensed as incurred.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  We operate our business online, which is subject to extensive regulation by federal and state governments.  In July 2011, the Company received a subpoena from the New York Attorney General (“NYAG”) seeking records relating to our operations including specifically our e-mail marketing practices.  Our attorneys advised us that federal law preempted the NYAG’s inquiry in the absence of any deceptive acts, and that they did not believe our e-mail marketing involved any deceptive practices.  Nevertheless, we chose to cooperate fully with the NYAG and made certain changes to our email practices on Quepasa.com to address the concerns.  On August 15, 2012, we entered into an Assurance of Discontinuance with NYAG, agreed to pay $20,000 to NYAG, and agreed to comply with the State of New York laws and industry practices regarding certain e-mail marketing campaigns. The Company charged this expense to general and administrative expenses for year ended December 31, 2012. The NYAG agreed to discontinue its investigation.

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

On November 18, 2011, Jeffrey Valdez, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and John Abbott, its Chief Executive Officer, never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Court has granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement.  The Court also dismissed the claim against Mr. Abbott.  On June 25, 2012, the Company entered into a settlement agreement and made a $150,000 payment to the plaintiff for release of all claims and charged this expense to general and administrative expenses for the year ended December 31, 2012. Accordingly, the United States District Court in the Central District of California issued an Order to Dismiss with Prejudice on July 2, 2012.

On September 8, 2011, Stacey Caplan, a former employee of the Company, filed a complaint with the Equal Employment Opportunity Commission (“EEOC”) alleging sexual discrimination by the Company in the period following her voluntary resignation from the Company.  The Company denied the allegations.  On July 6, 2012, the EEOC found the complaint unfounded and closed its file. On January 28, 2013, Stacey Caplan sued the Company and its Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations.  On April 17, 2013 the Court dismissed the plaintiff’s tortious interference claims against the Company, and April 19, 2013 the plaintiff withdrew its claims against Mr. Matte.   The Company believes the plaintiff’s claims are without merit and intends to defend against them vigorously.

By letter dated October 23, 2012, a third party accused the Company of breach of contract and infringement of trademark.  The Company recorded a contingent liability of $1 million for the probable settlement of this matter to accrued expense and other liabilities and charged this expense to general and administrative expenses for the year ended December 31, 2012.  In settlement of the matter, on March 21, 2013 the Company paid $400,000 to the third party and issued a non- interest bearing $600,000 note payable that is convertible solely at the option of the Company into shares of its common stock (see Note 7).

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Restructuring Costs

Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office, data and service center closures.  Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. Accrued restructuring expenses were approximately $1.9 million and $224,000 at March 31, 2013 and December 31, 2012, respectively. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

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

On September 20, 2011, the Company amended the rights and preferences of the Original Series A (“Series A”).  The Company sold 1,000,000 shares of new Series A convertible preferred for $5,000,000 to Harvest Small Cap Partners Master, LTD and Harvest Small Cap Partners, LP (collectively, “Harvest’).  The new Series A shares were convertible at a conversion price per share based on the following: the lower of (i) $3.5785 or (ii), if the Merger of the Company and myYearbook closed, the lower of (A) 85% of the closing price of the Company’s common stock on the closing date of the Merger or (B) 85% of the volume weighted average price during the 20 trading days ending with the date of the closing of the Merger.  On November 10, 2011, Harvest converted the Series A into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38.

In connection with the closing of the Merger, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to MATT for $5,000,000.  MATT was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on as converted basis.

Note 10—Common Stock

The Company issued 79,185 shares of common stock in connection with the exercises of stock options during the three months ended March 31, 2013 and 2012 (see Note 11). During the three months year ended March 31, 2013, the Company issued 1,002,147 common shares in connection with the exercises of warrants (see Note 12).

Note 11—Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2013 and 2012, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Stock based compensation expense includes incremental stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2013	2012
Sales and marketing	$93,322	$68,487
Product development and content	350,298	430,244
General and administrative	861,528	311,350

Total stock-based compensation for continuing operations	1,305,148	810,081
Total stock-based compensation for discontinued operations	-	225,980
Total stock-based compensation for vesting of options	$1,305,148	$1,036,061

As of March 31, 2013, there was approximately $4.8 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under our Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of March 31, 2013, there were approximately 7.6 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	187,375	$2.86
Granted	10,000	$3.14
Exercised	-	$-
Forfeited or expired	(5,000)	$3.32
Outstanding at March 31, 2013	192,375	$2.86	9.3	$5,725
Exercisable at March 31, 2013	103,294	$2.87	9.2	$-

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Three Months Ended March 31,
2013
Risk-free interest rate:	0.84%
Expected term (years):	6.0
Expected dividend yield:	-

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

2006 Stock Incentive Plan

On June 27, 2007, the stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan.

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

A summary of stock option activity under the 2006 Stock Plans during the three months ended March 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012 (1)	8,452,340	$2.56
Granted	-	$-
Exercised (2)	(79,185)	$1.00
Forfeited or expired	(164,388)	$4.69
Outstanding at March 31, 2013 (3)	8,208,767	$2.53	6.6	$5,370,223
Exercisable at March 31, 2013 (4)	5,959,042	$1.99	5.8	$5,370,223

(1)	Includes 135,531 outstanding options to purchase common stock at a weighted average exercise price of $3.62 per share being held by consultants.
(2)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.
(3)	Includes 115,531 options granted to purchase common stock at a weighted average exercise price of $4.08 per share being held by consultants.
(4)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

The total intrinsic values of options exercised during the three months ended March 31, 2013 and 2012 were approximately $116,000 and $192,000, respectively.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2013	443,038	$1.34	6.6	$416,456
Exercisable at March 31, 2013	443,038	$1.34	6.6	$416,456

Note 12—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2012 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the RSI Note of $263,690, to be amortized over the life of the RSI Note (see Note 8).  The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised its warrants. At March 31, 2013, the RSI Warrants have been fully exercised and are of no further force or effect.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term (years):	6.	0
Expected dividend yield:	—
Expected volatility:	105.7%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note.  These warrants expire in October 2016 and were outstanding as of December 31, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013 MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable, (see Note 7). MATT agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013 (see Note 14). At March 31, 2013, MATT Warrants totaling 1,997,853 were outstanding.

MEETME, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2013
(Unaudited)

A summary of warrant activity for the three months ended March 31, 2013 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2012	4,200,000	$2.98
Granted	-	$-
Exercised	(1,002,147)	$2.75
Forfeited or expired	-	$-
Outstanding at March 31, 2013	3,197,853	$2.98
Exercisable at March 31, 2013	3,197,853	$3.05

Note 13—Transactions with Affiliates

Alonso Ancira serves on our Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT, a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT.  We have participated in several significant transactions with MATT, the Organization and AHMSA.  See Note 7 – Debt, Note 9 – Convertible Preferred Stock, and Note 12 – Warrants.  These relationships do not qualify as related parties for accounting purposes under GAAP.

We earned $2 million of Social Theater revenue for the three months ended March 31, 2012 from MATT. We did not have Social Theater revenue for the three months ended March 31, 2013 from MATT or its parent company, AHMSA. At December 31, 2012, approximately $6.0 million of our combined accounts receivable were from AHMSA and MATT. John Abbott, the Company’s former Chief Executive Officer and Chairman of the Board, has been a financial advisor to AHMSA.  In connection with providing these services, AHMSA has been paying Mr. Abbott $30,000 per month.

Note 14—Subsequent Events

On April 29, 2013 the Company entered into an $8.0 million growth capital loan facility, at 11% fixed interest rate; maturing in 36 months, and which can drawn in three tranches. The availability of the second and third tranches depends upon the Company achieving certain financial goals.  The Company issued warrants to the lender in conjunction with the loan facility with an initial aggregate exercise price of $400,000 which increases by $100,000 with the first tranche and by $150,000 with the second and third tranche draw down of the loan. The venture capital lender will have a priority first security lien on substantially all assets of the Company.

Pursuant to the March 5, 2013 agreement, MATT has forfeited 138,182 warrants with an approximate aggregate exercise value of $380,000 for the months of March and April 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2012 and in our Current Report a Form 8-K filed with the SEC on May 1, 2013.

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

Through the Live Feed and other features like Photoboard, Locals, and Match, users are able to discover relevant people around them. Once users connect through such a feature, some portion of those users will take other actions with respect to particular users including, viewing their profiles and sending them messages.  The platform’s health is a function of its number of active users, the number of new users joining per day, and the average revenue per user.

Trends in Our Operating Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit.

	For the Three Months Ended March 31,
	2013	2012
MAU- MeetMe	4,922,391	3,233,946
MAU - Quepasa Games(1)	-	987,882
Total	4,922,391	4,221,828

	2013	2012
Visits - MeetMe (2)	331,178,884	316,337,724
Visits - Quepasa	-	20,529,009
Total	331,178,884	336,866,733

Pageviews - MeetMe (2)	11,356,550,671	8,992,829,839
Pageviews - Quepasa	-	565,397,026
Total	11,356,550,671	9,558,226,865

(1) Quepasa Games operations commenced at acquisition in March 2011 and were discontinued on June 30, 2012. The operating metrics exclude Quepasa Games as discontinued operations.
(2) MeetMe Visits and Pageviews exclude user visits and pageviews from iphone users for the quarter ended March 31, 2012 because reliable data could not be tracked for that period.

Management decided to standardize and combine the Company platforms Quepasa.com and MyYearbook.com on the rebranded common platform MeetMe.com to leverage the products available to the users. As a result, no additional marketing, development activity or additional site functionality were made to the Quepasa platform in anticipation of a migration of the existing user profiles.  Additionally marketing to new users was significantly reduced since all users would be migrated to the new site.  Without marketing, continuous product and site enhancements, the activity on the site was negatively impacted and traffic on the Quepasa site began to decrease.  We anticipated the Quepasa.com decrease in MAU’s and visits as we focused all our efforts on the integration of the two sites onto one common platform.  The platform migration was completed in October 2012 and post migration metrics shown above represent only the MeetMe.com platform.

Trends in Our User Metrics

We measure activity on our sites in terms of monthly active users (MAUs), daily active users (DAUs), average revenue per user (ARPU), average revenue per daily active user (ARPDAU), visits and page views.  We define an MAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the month of measurement. We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the day of measurement.  We define ARPU as the average revenue per average monthly active user for web and mobile. We define ARPDAU as the average revenue per average daily active web or mobile user.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended March 31, 2013, MeetMe averaged 2.36 million mobile MAUs and 4.92 million web MAUs, as compared to 1.54 million mobile MAUs and 3.23 million web MAUs on average for the quarter ended March 31, 2012; and net increases of over 0.82 million and 1.69 million in mobile and web MAUs, respectively.  The increase of over 50% for both mobile and web MAUs is attributable to the successful rebranding promotions for the MeetMe platform, international expansion and marketing, and growth in mobile monetization.  MeetMe Platform mobile DAUs increased 0.77 million in the quarter ended March 31, 2013, a 39% improvement, from 0.56 million in the first quarter of 2012. In the quarter ending March 31, 2013, the MeetMe Platform averaged 1.19 million web DAUs, as compared to 1.03 web DAUs on average for the quarter ended March 31, 2012, a net increase of approximately 160,000 total DAUs, or 16%.

The shift of our audience from web to mobile is an important driver of our business. Our growth is largely driven by our mobile audience, which we currently monetize at much lower rates than our web audience. We averaged 4.9 million monthly active users (MAUs) on the MeetMe Platform in the first quarter of 2013, a decrease of 6% as compared to 5.5 million average MAUs on the MeetMe Platform in the fourth quarter of 2012. The sequential decrease in MAUs is attributable to a deceleration in web MAUs. Our user base generated over 8.7 billion total page views in first quarter 2013 a slight downturn from the 9.0 billion page views in the same period of 2012 for the Company's platforms.  Decreasing web traffic and web monetization rates is the primary cause for declining web revenue.  The decline in web revenue is gradually being offset by growing mobile revenues.  We have successfully increased our mobile ARPDAU by 75% to $0.028 for the quarter ended March 31, 2013 from $0.016 for the quarter ended March 31, 2012.  Our ability to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ending March 31, 2013, MeetMe earned an average of $1.38 in revenue per monthly active user (ARPU) on the web and $0.82 in ARPU in our mobile applications, as compared to $2.55 in web ARPU and $0.50 in mobile ARPU for the quarter ended March 31, 2012. The decline in ARPU between the quarters ended March 31, 2013 from 2012 is primarily due to lower web and mobile advertising revenue brought about from the transition to mobile access and increased international users with lower initial monetization rates.  In the quarter ending March 31, 2013, MeetMe earned an average of $0.110 in revenue per daily active user (ARPDAU) as compared to $0.126 in web ARPDAU for the quarter ended March 31, 2012.

2013 Highlights:

•
We averaged 1.19 million daily active users (DAUs) on the MeetMe Platform in the first quarter of 2013, an increase of 15% as compared to 1.03 million average DAUs on the MeetMe Platform in the first quarter of 2012.

•	We averaged 2.36 million MAUs of our mobile products in the first quarter of 2013, an increase of 54% as compared to 1.54 million average MAUs of our mobile products in the first quarter of 2012.

•	We averaged 0.78 million DAUs of our mobile products in the first quarter of 2013, an increase of 34% as compared to 0.58 million average DAUs of our mobile products in the first quarter of 2012.

•
In March 2013, we launched the MeetMe+ mobile subscription product in our mobile apps, representing our first mobile subscription initiative aimed toward monetizing our rapidly growing mobile audience through in-app purchases.

•
Revenue attributed to our mobile advertising and virtual currency products was $1.9 million in the first quarter of 2013, an increase of over 200% as compared to $0.63 million in the first quarter of 2012, with $0.79 million or 41% of mobile revenue in the first quarter of 2013 attributed to virtual currency. Mobile average revenue per daily active user (ARPDAU) increased 75% to $0.028 from $0.016 during the same period in 2012.

•
We successfully internationalized the MeetMe Platform, available in thirteen languages by including: English, Spanish, Portuguese, French, Italian, German, Chinese (Traditional and Simplified), Japanese, Russian, Dutch, Turkish and Korean.  As a result of the 12 additional language launches, 37.5% of our MAUs in March 2013 came from outside the United States and Canada, as compared to 15.5% of our MAUs coming from outside the United States and Canada in the same period one year ago.

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

•
Platform Trends:  Increasing use of MeetMe on mobile devices affects our revenue and financial results, as we currently display fewer ads on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the fourth quarter of 2012, over 60% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 22.3% of our platform revenue from our mobile usage. Increasing smart mobile device users provides opportunity for increased revenue.  Mobile device users have a higher propensity to browse and engage in social media resulting in a greater share of time spent online happening on mobile devices.  The majority of smart phone and tablet owners access social media from their devices through apps which are optimized for small-screen environment rather than the traditional fixed web access.  During 2012, for the first time in the United States, there were more smart phone users than traditional phone users.  Improving the rate at which we monetize our growing mobile traffic is a key priority, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The acceleration in our user access to mobile impacted revenues negatively in the first quarter of 2013 and we expect the impact to gradually abate as mobile monetization continues to mature slowly.

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

•
User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates.  For example, ARPU in the United States and Canada is significantly higher than in Latin America.  In 2012 and 2013, we laid the foundation for future international growth by localizing the MeetMe service into a total of thirteen languages with a focus on Western Europe and Asia.  We plan to continue to invest in user growth across the world, including in geographies where current per user monetization rates are relatively lower than in the United States and Canada.

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

•
Headcount:   We expect to leverage and supplement our current talent pool through managed growth. We will hire additional software engineers, other personnel with technology expertise, and sales personnel to support mobile and international expansion.

Growth trends in web and mobile MAUs and DAUs are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new apps and enhance existing apps to lift social sharing and increase monetization.  The launch of twelve additional languages to the MeetMe Platform facilitates international user growth.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides (formerly known as IG Acquisition Company from November 10, 2011 until it merged into MeetMe effective January 1, 2012). On June 30, 2012 the Company discontinued its game development and hosting operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

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

Concentration of Credit Risk

Our advertising revenue is a combination of two components: remnant advertising sales and Social Theater campaigns.  Social Theater campaigns may produce individually significant revenue based upon the timing of the delivery of the campaign.  The Company integrates sales with aggregators for remnant Internet advertising that represent thousands of different clients. There are many of these aggregators that could provide similar sources of advertising revenue. Our business is not dependent on any one or a few major customers; however our advertising revenue composition may result in significant customer concentrations due to the timing of large Social Theater campaigns and advertising aggregators.

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

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation.” The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C  to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

•
Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest income relates to BRC Note discussed in Note 3 of our Consolidated Financial Statements and our cash balances.  Interest expense relates to our Debt discussed in Note 7 of our Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant is being recognized on a straight-line basis over the useful lives of the purchased assets.

 Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and hosting operations.  Accordingly games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement existed, the sales price was fixed or determinable, collectability was reasonable assured, and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

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

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2013	2012	2013 to 2012 Change ($)	2013 to 2012 Change (%)

Revenues	$7,805,632	$10,395,729	$(2,590,097)	-25%

Operating Costs and Expenses
Sales and marketing	1,986,693	1,766,396	220,297	12%
Product development and content	6,383,444	6,496,459	(113,015)	-2%
General and administrative	2,400,259	1,944,533	455,726	23%
Depreciation and amortization	1,082,944	898,384	184,560	21%
Restructuring costs	1,894,417	290,067	1,604,350	553%
Loss on debt restructure	1,174,269	-	1,174,269
Operating Expenses	14,922,026	11,395,839	3,526,187	31%

Loss from Operations	(7,116,394)	(1,000,110)	(6,116,284)	612%
Other Income (Expense):

Interest income	2,256	5,574	(3,318)	-60%
Interest expense	(213,840)	(298,068)	84,228	-28%
Other income	-	533	(533)	-100%
Total Other Income (Expense)	(211,584)	(291,961)	80,377	28%

Net loss from continuing operations	$(7,327,978)	$(1,292,071)	$(6,035,907)	467%
Net loss from discontinued operations	-	$(566,587)	$566,587	-100%
Net loss	$(7,327,978)	$(1,858,658)	$(5,469,320)	82%

Comparison of the three months ended March 31, 2013 and 2012

Revenues

Our revenues were approximately $7.8 million, for the three months ended March 31, 2013, a decrease of $2.6 million or 25% compared to $10.4 million for the same period in 2012.  Revenues for the three months ended March 31, 2013 included $2 million of Social Theater revenue for the three months ended March 31, 2012 from a principal shareholder of the Company, MATT. We did not have Social Theater revenue from affiliates for the three months ended March 31, 2013. A decline in revenue is also attributable to a decrease in web advertising and web virtual currency product revenues of $1.9 million partially offset by increases in mobile virtual currency product revenue of $900,000 and mobile advertising revenue of $400,000.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $220,000, or 12%, to approximately $2.0 million for the three months ended March 31, 2013 from $1.8 million in 2012.   Increased sales and marketing expenses are primarily attributable to increased sales and marketing salaries, sales commissions, related expenses and stock compensation costs for increased sales staff.

Product Development and Content: Product development and content expenses decreased approximately $113,000, or 2%, to $6.4 million, for the three months ended March 31, 2013 from $6.5 million in 2012. The net decrease in product development and content is attributable to decreased third party content costs for cross platform Social Theater campaigns offset by increased salary, bonuses, related expenses, and stock compensation cost for increased workforce.

General and Administrative: General and administrative expenses increased $456,000, or 23% to $2.4 million for the three months ended March 31, 2013 from $1.9 million for the same period in 2012.  The aggregate increase in general and administrative costs is due to an increase of approximately $579,000 in salaries, bonuses, related expenses, stock compensation costs and board of directors compensation for which approximately $564,000 is accelerated stock compensation for the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013, offset by a decrease of $123,000 of travel costs, office expenses, and administrative costs.

Comparison of Stock Based Compensation and Other Costs and Expenses

Stock Based Compensation

Stock based compensation expense for continuing operations, included in the operating expense by category, increased approximately $495,000 to $1.3 million for the three months ended March 31, 2013 from $810,000 for the three months ended March 31, 2012. The increase is primarily the result of approximately $564,000 of accelerated stock compensation attributable to the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013 offset by a decrease of $69,000 for reduced number of personnel.   Stock based compensation expense for discontinued operations, included in the loss from discontinued operations category, was approximately $226,000 for the three months ended March 31, 2012 and $0 for the same period in 2013 and the decreased expense is attributable to terminated employees in 2012. Stock based compensation expense for continuing operations represented 9% and 7% of operating expenses for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was approximately $7.6 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately three years.

	For the Three Months Ended March 31,
	2013	2012	2013 to 2012 change
Sales and marketing	$93,322	$68,487	$24,835
Product and content development	350,298	430,244	(79,946)
General and administrative	861,528	311,350	550,178
Total stock based compensation for continuing operations	1,305,148	810,081	495,067
Total stock based compensation for discontinued operations	-	225,980	(225,980)
Total stock based compensation	$1,305,148	$1,036,061	$269,087

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $185,000 to $1.1 million for the three months ended March 31, 2013 from $898,000 in the three months ended March 31, 2012.  The increase is due to the depreciation and amortization of tangible and intangible assets associated with the acquisition of myYearbook.

Restructuring Costs

For the three months ended March 31, 2013 and 2012 restructuring costs were approximately $1.9 million and $290,000, respectively, including the accrual of office, employee exit, and employee relocation costs. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Discontinued Operations- Quepasa Games

	For the Three Months Ended March 31,
	2013	2012
Games Revenues	$-	$407,451
Games expenses	-	536,081
Product development and content	-	202,962
Depreciation and amortization	-	9,015
Exit costs	-	-
Loss on disposable of assets	-	-
Stock-based compensation	-	225,980
Loss on impairment of goodwill	-	-
Total	-	974,038
Loss from discontinued operations attributable to Quepasa Games	$-	$(566,587)

There were no revenues or related expenses from discontinued games operations for the three months ended March 31, 2013.  The games revenues and related games expenses for 2012 represented operations for less than six full months. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games operations were discontinued on June 30, 2012.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$39,337	$320,909
Net cash used in investing activities	(150,256)	(85,078)
Net cash used in financing activities	(656,449)	(495,239)
	$(767,368)	$(259,408)

Net cash provided by operations was approximately $39,000 for the three months ended March 31, 2013 compared to cash provided by operations of $321,000 for the same period in 2012.  For the three months ended March 31, 2013, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $7.3 million offset by non-cash expenses of approximately $1.1 million of depreciation and amortization expense, $1.3 million related to stock based compensation for the vesting of stock options, $1.1 million of loss on debt restructure, and $47,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases in accounts receivable of approximately $3.9 million resulting from collections, $73,000 in prepaid expenses, and other current assets and other assets, and an increase of $159,000 in deferred revenues offset by a decrease offset by net decrease in accounts payable and accrued expenses of $232,000.

For the three months ended March 31, 2012, net cash provided by continuing operations consisted primarily of a net loss of approximately $1.3 million, offset by non-cash expenses of $898,000 of depreciation and amortization expenses and $810,000 related to stock based compensation for the vesting of stock options, $73,000 in amortization of discounts on notes payable and debt issuance costs, and $30,000 net write off of accounts receivable and allowance adjustments.  Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases of $275,000 in restricted cash and $126,000 in prepaid expenses, and other current assets and other assets, increases of $243,000 in accounts payable and accrued expenses and deferred revenues of $49,000 offset by an increase of $701,000 in accounts receivable.  Net cash used in discontinued operations of Quepasa Games of approximately $190,000 consisted of a net loss from discontinued operations of $567,000 offset by noncash expenses $226,000 related to stock based compensation for the vesting of stock options and $9,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $141,000 increased the net cash used for discontinued operations.

Net cash used in investing activities in the three months ended March 31, 2013 of approximately $150,000, was due to capital expenditures of $164,000 for computer equipment to increase capacity and improve performance offset by $14,000 of loan receivable payments received from BRC.  Net cash used in investing activities in the three months ended March 31, 2012 of approximately $85,000 was attributable to payments of $75,000 primarily for computer servers to provide redundant backup for content and increase capacity, offset by $10,000 of loan receivable payments received from BRC. Net cash used in investing activities in the three months ended March 31, 2013 and 2012 exclude approximately $330,000 and $451,000, respectively, of computer equipment purchased using capital leases.

Net cash used in financing activities in the three months ended March 31, 2013 of approximately $656,000 was due to $564,000 of debt payments, and $171,000 of capital lease payments offset by $79,000 of proceeds from the exercise of stock options.  Net cash used in financing activities in the three months ended March 31, 2013 excludes the $6 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and subordinated note payable with accrued interest cancellation which were non-cash transactions.  Net cash used in financing activities in the three months ended March 31, 2012 of approximately $259,000 was due to $684,000 million of debt payments, and a $100,000 preferred stock dividend payment offset by $289,000 proceeds from the exercise of stock options.

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$4,256,525	$5,022,007
Total assets	$92,770,102	$104,434,667
Percentage of total assets	5%	5%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of March 31, 2012, the Company had positive working capital of approximately $2.0 million. As of the date of May 8, 2013, the Company had a cash balance of $9.1 million.

The Company may borrow up to $6 million of debt from financial institutions and under capital leases through its Loan and Security Agreement (“Debt Agreement”), provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”) for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8 million.  The Company borrowed $5 million under the Loan Agreement on April 29, 2013.  Upon the achievement of certain financial goals, the Company may borrow two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of the date of May 8, 2013, the Company owed approximately $9.1 million of which $172,000 is due through October 2013, $1.3 million is due through September 2014, and $5.0 million is due through April 2016.

During the three months ended March 31, 2013, the Company entered into capital leases with an approximate aggregate original principal amount of $330,000.  Together with capital leases that were previously entered into by the Company, as of May 8, 2013, the Company had a $1.7 million in principal amount of capital lease indebtedness, of which approximately $ 757,000 is due through March 31, 2014.

On May 1, 2012, the Company decreased its workforce by approximately 15% or 22 employees, in conjunction with our focus on mobile programming. The Company expects to incur approximately $400,000 of cash expenditures related to employee severances and employee related costs during the second quarter of 2013.  The Company expects to pay approximately $1.8 million in severance and related employee costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $3.1 million for the remainder of 2013, funded primarily through capital leases, which will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Contractual Obligations

Our principal commitments consist of obligations for debt, capital and operating leases for equipment and office and data center facilities. There was no material changes in contractual obligations during the three months ended March 31, 2013.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measures.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.   Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of the Company nor is it intended to be predictive of potential future results.  Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison.

The Company defines Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, amortization of stock-based compensation, acquisition, restructuring or other expenses and goodwill impairment charges.  The Company excludes stock based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measures calculated in accordance with GAAP.   We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net Loss from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended March 31,
	2013	2012

Net Loss from Continuing Operations Allocable to Common Shareholders	$(7,327,978)	$(1,292,071)

Interest expense	213,840	298,068
Depreciation and amortization	1,082,944	898,384
Stock based compensation expense	1,305,148	810,081
Restructuring costs	1,894,417	290,067
Loss on debt restructure	1,174,269	-

Adjusted EBITDA (loss)	$(1,657,360)	$1,004,529

Management uses mobile bookings to evaluate the results of our operations, generate future operating plans and assess the performances of our mobile virtual currency products and subscriptions. The Company defines mobile bookings as the total amount of revenue from the sale of our mobile virtual currency products that would have been recognized in a period if we recognized all revenue immediately at the time of sale. We record the sale of Credits and mobile subscriptions as deferred revenue.  Credits are recognized when spent by the user.  For the MeetMe+ subscription product, revenue is allocated between the elements of the subscriptions, Credits and services, using the relative sales value method.  The service revenue element of the subscription is recognized over the respective life of the subscription and the credit revenue is recognized as revenue when used. The following table presents a reconciliation of mobile bookings, a non-GAAP financial measure to Revenue, a GAAP financial measure:

	For the Three Months Ended March 31,
	2013	2012	2013 to 2012 Change ($)

Revenue from purchased mobile virtual currency products	$788,199	$136,426	$651,773

Change in deferred revenue	138,228	25,615	112,613

Mobile bookings	$926,427	$162,041	$764,386

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

•	Liquidity;
•	Capital Expenditures;
•	Anticipated number of languages on our platform by the end of 2013;
•	Growth of our business;
•	Continuing to make investments in technical infrastructure and the hiring of individuals with technology expertise; and
•	Anticipations and expectations regarding mobile usage.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended March 31, 2013.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. There was no material changes in litigation during the three months ended March 31, 2013.   See Note 8 to the financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risks and information set forth on our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2013 the Company issued to MeetMoi LLC a non-interest bearing $600,000 note payable that is convertible solely at the option of the Company into shares of common stock of the Company.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Matte Employment Agreement Amendment No. 3*	10-K	3/14/13	10.11
10.2	Cook Employment Agreement Amendment No. 1*				Filed
10.3	David Clark Employment Agreement*				Filed
10.4	MeetMoi LLC Promissory Note				Filed
10.5	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.6#	Loan and Security Agreement dated April 29, 2013				Filed
10.7#	Supplement to the Loan and Security Agreement dated April 29, 2013				Filed
10.8	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.9	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

*  Management contract or compensatory plan or arrangement.

**  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MeetMe, Inc.

May 10, 2013	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

May 10, 2013	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Matte Employment Agreement Amendment No. 3*	10-K	3/14/13	10.11
10.2	Cook Employment Agreement Amendment No. 1*				Filed
10.3	David Clark Employment Agreement*				Filed
10.4	MeetMoi LLC Promissory Note				Filed
10.5	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.6#	Loan and Security Agreement dated April 29, 2013				Filed
10.7#	Supplement to the Loan and Security Agreement dated April 29, 2013				Filed
10.8	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.9	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

*  Management contract or compensatory plan or arrangement.

**  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.