Form 10-Q
period 2013-06-30
MeetMe, Inc.
filed 2013-08-09
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

Class	Outstanding as of August 8, 2013
Common Stock, $0.001 par value per share	38,171,237 shares

MEETME, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$8,335,444	$5,022,007
Accounts receivable, net of allowance of $447,000 and $547,000, at June 30, 2013 and December 31, 2012, respectively	6,830,798	15,744,789
Notes receivable	58,512	111,569
Prepaid expenses and other current assets	854,606	870,881
Total current assets	16,079,360	21,749,246

Goodwill	70,646,036	70,646,036
Intangible assets, net	5,767,107	6,746,273
Property and equipment, net	3,866,870	4,772,632
Other assets	490,498	520,480
Total assets	$96,849,871	$104,434,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,201,054	$3,528,607
Accrued expenses and other liabilities	4,256,237	3,211,681
Current liabilities from discontinued operations	-	1,434
Deferred revenue	739,682	392,612
Accrued dividends	69,455	69,455
Current portion of long-term debt	3,807,907	2,551,941
Total current liabilities	11,074,335	9,755,730

Long term debt, net of discount	4,672,064	9,156,788
Total liabilities	15,746,399	18,912,518

Commitments and Contingencies (see Note 8)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares: Convertible preferred stock Series A-1, $.001 par value; authorized - 5,000,000 shares; 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 38,127,737 and 37,046,405 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	38,131	37,050
Additional paid-in capital	280,297,474	275,261,794
Accumulated deficit	(198,638,774)	(189,211,750)
Accumulated other comprehensive loss	(594,359)	(565,945)
Total stockholders’ equity	81,103,472	85,522,149
Total liabilities and stockholders’ equity	$96,849,871	$104,434,667

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$9,482,960	$13,054,861	$17,288,592	$23,450,590
Operating Costs and Expenses:
Sales and marketing	1,542,977	1,676,243	3,529,670	3,442,639
Product development and content	6,342,576	8,224,749	12,726,020	14,721,208
General and administrative	1,822,300	2,379,313	4,222,559	4,323,846
Depreciation and amortization	1,089,043	965,155	2,171,987	1,863,539
Restructuring costs	646,479	247,877	2,540,896	537,944
Loss on debt restructure	-	-	1,174,269	-
Total Operating Costs and Expenses	11,443,375	13,493,337	26,365,401	24,889,176
Loss from Operations	(1,960,415)	(438,476)	(9,076,809)	(1,438,586)
Other Income (Expense):
Interest income	3,097	4,318	5,353	9,892
Interest expense	(141,728)	(288,216)	(355,568)	(586,284)
Other income (expense), net	-	497	-	1,030
Total other income (expense)	(138,631)	(283,401)	(350,215)	(575,362)
Loss before income taxes	(2,099,046)	(721,877)	(9,427,024)	(2,013,948)
Income taxes	-	-	-	-
Net loss from continuing operations	$(2,099,046)	$(721,877)	$(9,427,024)	$(2,013,948)
Loss from discontinued operations, net of taxes	$-	$(3,114,040)	$-	$(3,680,627)
Net Loss Allocable To Common Shareholders	$(2,099,046)	$(3,835,917)	$(9,427,024)	$(5,694,575)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.05)	$(0.02)	$(0.25)	$(0.06)
Discontinued operations	$-	$(0.09)	$-	$(0.10)
Basic and diluted net loss per common shareholders	$(0.05)	$(0.11)	$(0.25)	$(0.16)
Weighted Average Number of Shares Outstanding, Basic and Diluted:	38,127,737	36,240,472	37,749,772	36,306,886

Net Loss	$(2,099,046)	$(3,835,917)	$(9,427,024)	$(5,694,575)
Foreign currency translation adjustment	(45,741)	(144,458)	(28,414)	(92,425)
Comprehensive Loss	$(2,144,787)	$(3,980,375)	$(9,455,438)	$(5,787,000)

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation	-	-	-	-	4,033,402	-	-	4,033,402
Exercise of stock options	-	-	901,321	904	1,253,603	-	-	1,254,507
Foreign currency translation adjustment	-	-	-	-	-	-	(102,996)	(102,996)
Net loss	-	-	-	-	-	(10,308,338)	-	(10,308,338)

Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation	-	-	-	-	1,910,924	-	-	1,910,924
Issuance of warrants with debt	-	-	-	-	290,748	-	-	290,748
Exercise of stock options	-	-	79,185	79	79,106	-	-	79,185
Exercise of warrants	-	-	1,002,147	1,002	2,754,902	-	-	2,755,904
Foreign currency translation adjustment	-	-	-	-	-	-	(28,414)	(28,414)
Net loss	-	-	-	-	-	(9,427,024)	-	(9,427,024)

Balance—June 30, 2013	1,000,000	$1,000	38,127,737	$38,131	$280,297,474	$(198,638,774)	$(594,359)	$81,103,472

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(9,427,024)	$(2,013,948)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,171,987	1,863,528
Stock based compensation	1,910,924	1,878,586
Loss on debt restructure	1,066,765	-
Grant income	-	(1,014)
Bad debt expense (recovery)	(100,000)	216,300
Amortization of discounts on notes payable and debt issuance costs	60,397	145,306
Changes in operating assets and liabilities:
Accounts receivable	2,987,524	(4,438,824)
Prepaid expenses, other current assets, and other assets	195,550	181,751
Restricted cash	-	275,000
Accounts payable and accrued expenses	546,603	1,973,090
Deferred revenue	347,070	155,821
Net cash provided (used) by continuing operating activities	(240,204)	235,596
Net cash provided (used) by discontinued operations:	-	(1,142,339)
Net cash provided (used) by operating activities	(240,204)	(906,743)
Cash flows from investing activities:
Purchase of property and equipment	(67,244)	(308,406)
Purchase of trademarks	-	(125,000)
Loan payments from BRC	53,057	30,386
Net cash provided (used) by investing activities	(14,187)	(403,020)
Cash flows from financing activities:
Proceeds from exercise of stock options	79,185	412,614
Proceeds from the issuance of debt	5,000,000	-
Payments of capital leases	(365,651)	(68,274)
Payments of dividends	-	(100,000)
Payments on debt	(1,133,189)	(1,310,677)
Net cash provided (used) by financing activities	3,580,345	(1,066,337)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate on cash	3,325,954	(2,376,100)
Effect of foreign currency exchange rate on cash	(12,517)	(8,717)
Net increase (decrease) in cash and cash equivalents	3,313,437	(2,384,817)
Cash and cash equivalents at beginning of the period	5,022,007	8,271,787
Cash and cash equivalents at end of period	$8,335,444	$5,886,970

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$127,486	$435,130
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$277,619	$1,302,712
Subordinated note payable and accounts receivable offset	$6,025,898	$-
Warrant exercises and subordinated notes payable cancellations	$2,755,904	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$600,000	$-
Issuance of warrants and valuation discount on debt	$290,748	$-

See notes to unaudited consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company”, “MeetMe”, “we”, “us”, or “our”), was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware. Effective June 1, 2012, the Company changed its name from Quepasa Corporation. The Company is a social media technology company which owns and operates MeetMe.com, previously known as myYearbook.com and Quepasa.com that completed its transition to MeetMe.com in the fourth quarter of 2012.

MeetMe is a social network for meeting new people both on the web and using its mobile applications on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect with each other. MeetMe monetizes through both advertising and virtual currency. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. We offer online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011. On July 14, 2011, XtFt’s name was changed to Quepasa Games S/S Ltda (“Quepasa Games”). The Company’s wholly owned Brazilian based subsidiary, Quepasa Games, managed games development and the creation of intellectual properties business. On June 30, 2012, the Company discontinued the games development business and creation of intellectual properties business of Quepasa Games. On July 14, 2012 the corporate shell of Quepasa Games S/S Ltda was renamed MeetMe Online Brasil S/S Ltda and is focused on advertising sales in the Sao Paolo, Brazil office.

On November 10, 2011, the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc. (“Insider Guides”), doing business as myYearbook.com (“myYearbook”) closed a merger pursuant to which myYearbook merged with and into Merger Sub (the “Merger”). Insider Guides operated a social networking website, www.myyearbook.com. As Merger consideration, the security holders of myYearbook securities received approximately $18 million in cash and approximately 17 million shares of the Company common stock (not including cash for fractional shares), Merger Sub changed its name to Insider Guides, following the Merger, and legally merged into MeetMe, Inc. effective as of January 1, 2012.

Interim Financial Information

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2013 and its statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s 2012 Annual Report filed on Form 10-K with the SEC on March 14, 2013.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of MeetMe and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides (from November 10, 2011 until its merger into MeetMe, Inc. effective as of January 1, 2012). All intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2012, the Company discontinued its game development and creation of intellectual properties business. Accordingly, games operations have been classified as discontinued operations for all periods presented.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

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

Long-Lived Assets

In accordance with GAAP, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For assets which are held and used in operations, the asset is deemed to be impaired if its carrying value exceeds its estimated undiscounted future cash flows. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying value exceeds the fair value of the asset or estimated discounted future cash flows attributable to the asset. No asset impairment occurred during the six months ended June 30, 2013, and 2012.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable and subordinated notes payable, net of discount, and related warrants also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Most significant estimates in the accompanying unaudited consolidated financial statements include revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock-based employee and non-employee awards, valuation of warrants issued with debt, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill, intangible and long-lived assets for impairment, useful lives of intangibles assets and property and equipment, and the measurement and accrual of restructuring costs and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	June 30,	December 31,
	2013	2012
Stock options	8,862,176	9,082,753
Unvested Restricted Stock Awards	1,308,000	-
Warrants	3,249,318	4,200,000
Convertible preferred stock	1,479,949	1,479,949
Totals	14,899,443	14,762,702

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

During the six months ended June 30, 2013 and year ended December 31, 2012, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the six months ended June 30, 2013 and 2012, our revenue was generated from two principal sources: revenue earned from the sales of advertising on our websites and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on our websites. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s websites. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. Consistent with GAAP, we recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Sponsorship revenue is recognized over the time period in which the sponsorship on the website occurs. Approximately 71% and 59% of our revenue came from advertising during the six months ended June 30, 2013 and 2012 respectively.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our users.  The Company offers “Credits” and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and Credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform. These virtual products are consumed immediately. Lunch Money is virtual currency purchased using PayPal by our users to buy premium virtual products on our platform. Credits can be purchased using PayPal on the website and mobile applications. Platform users do not own the Credits but have limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, we may change the purchase price of Credits at any time, and we reserve the right to stop issuing Credits in the future. The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on our platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Credits are recorded in deferred revenue when purchased and recognized as revenue when used. For “VIP” and other subscriptions based products, the Company recognizes revenue over the one-month period of the subscription. For MeetMe Plus subscription product, revenue is allocated between the elements of the subscriptions, Credits and services, using the relative sales value method. The service revenue element of the subscription is recognized over the respective life of the subscription and the Credit revenue is recorded as deferred revenue and recognized as revenue when used.

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

Social Theater is a product that allows us to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys. Social Theatre revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition. During the year ended December 31, 2012, we executed a $6 million Social Theater cross platform revenue contract with Mexicans & American Trading Together, Inc. (“MATT”) the Company’s principal shareholder.

Approximately 29% and 41% of our revenue came from virtual currency product revenues during the six months ended June 30, 2013 and 2012, respectively.

Significant Customers and Concentration of Credit Risk

During the six months ended June 30, 2013 and 2012, one non-affiliate customer, an advertising aggregator, comprised approximately 32% and 25% of total revenues, respectively. For the six months ended June 30, 2013 and 2012 an affiliate customer, a principal shareholder of the Company, MATT and its parent company, comprised zero and approximately 26%, respectively, of total revenues. The non-affiliate and affiliate customers comprised approximately 31% and 64% of total accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and hosting operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement existed, the sales price was fixed or determinable, collectability was reasonably assured and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

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

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

The following table shows the results of Quepasa Games included in the loss from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Games Revenues	$-	$432,739	$-	$840,190
Games Expenses	-	496,285	-	1,032,366
Product development and content	-	349,601	-	552,563
Depreciation and amortization	-	7,087	-	16,102
Exit costs	-	431,418	-	431,418
Loss on disposable of assets	-	48,084	-	48,084
Stock-based compensation	-	(74,472)	-	151,508
Loss on impairment of goodwill	-	2,288,776	-	2,288,776
Total	-	3,546,779	-	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$-	$(3,114,040)	$-	$(3,680,627)

Note 3—Notes Receivable

In February 2010, we entered into a settlement agreement (the “Settlement”) with BRC Group LLC (“BRC”) effective as of September 22, 2009. Under the Settlement, BRC’s indebtedness to us was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “BRC Note”) dated September 22, 2009. The BRC Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011. As collateral for the BRC Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default. If BRC defaults under the BRC Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date. As a result of the Settlement and the Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice. Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder. The current balance of the BRC Note was approximately $58,500 and $111,600 at June 30, 2013 and December 31, 2012, respectively. BRC continues to make payments on the BRC Note which is currently due and payable, and expects to repay the balance in full by September 30, 2013.

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

 MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Management’s assessment of the events and circumstance since the acquisition of Insider Guides shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2012. No impairment to goodwill occurred during the six months ended June 30, 2013 and year ended December 31, 2012 for Insider Guides.

Goodwill consists of the following:

	Continuing operations	Discontinued operations
Goodwill, opening balance January 1, 2011	$-	$-
Additions:
Goodwill, Quepasa Games	-	4,280,618
Goodwill, translation adjustments	-	(469,045)
Goodwill, Insider Guides	70,646,036	-
Less impairment losses for Quepasa Games	-	(1,409,127)

Total Goodwill—net at December 31, 2011	$70,646,036	$2,402,446

Additions:
Goodwill, translation adjustments	-	(113,670)
Less impairment losses for Quepasa Games	-	(2,288,776)
Total Goodwill—net at December 31, 2012	$70,646,036	$-

Less impairment losses	-	-
Total Goodwill—net at June 30, 2013	$70,646,036	$-

Note 5—Intangible Assets

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(3,247,887)	(2,268,721)
Intangible assets—net	$5,767,107	$6,746,273

Note 6—Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012

Servers and computer equipment and software	$7,067,235	$6,805,099
Office furniture and equipment	152,064	143,037
Leasehold Improvements	373,399	367,437
Property and equipment	7,592,698	7,315,573
Less accumulated depreciation	(3,725,828)	(2,542,941)
Property and equipment—net	$3,866,870	$4,772,632

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Note 7— Debt

Loans Payable

On November 10, 2011 in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014. Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable in monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable in monthly at a fixed interest rate of 12.50% per annum, and the loan is due June 2013. On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement. At June 30, 2013, the Company was in compliance with the amended loans payable and security agreements debt covenants.

On April 29, 2013 the Company entered into an $8.0 million growth capital loan facility, at 11% fixed interest rate; maturing in 36 months, and which may be drawn in three tranches. On April 29, 2013, the Company drew $5.0 million on the loan facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payment are due thereafter through maturity date. The Company issued warrants to the lender in conjunction with the loan facility with an initial aggregate exercise price of $400,000 which increased by $100,000 with the first tranche and increases by $150,000 with the second and third tranche draw down of the loan. The growth capital loan payable is net of the discount of valuation on the related warrants (See Note 12). The discount is amortized on the straight-line basis over the 36 month debt term. The venture capital lender will have a priority first security lien on substantially all assets of the Company. At June 30, 2013, the Company was in compliance with the debt covenants related to this loan facility.

June 30, 2013
Growth capital loan payable, face amount	$5,000,000
Discount:
Valuation of warrants	(290,748)
Accumulated amortization	13,293
Total discounts	(277,455)
Growth capital loan payable, net	$4,722,545

Subordinated Notes Payable

On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement: (i) MATT invested $5,000,000 in the Company and the Company issued MATT a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between the Company and MATT was terminated, which terminated MATT’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016. Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet were amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was approximately $11,000 at December 31, 2012 and was included in other assets.

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

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

MATT Note payable consisted of the following:

	June 30, 2013	December 31, 2012
Notes payable, face amount	$-	$5,000,000
Discounts on notes:
Revaluation of warrants	-	(1,341,692)
Termination of jet rights	-	(878,942)
Accumulated amortization	-	1,255,596
Total discounts	-	(965,038)
Accrued interest	-	1,204,980
MATT Note payable, net	$-	$5,239,942

On January 25, 2008, we entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 10); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and were amortized to interest expense over the life of the RSI Note. The balance of deferred debt issuance costs was approximately $6,300 at December 31, 2012 and was included in other assets.

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

RSI note payable consisted of the following:

	June 30, 2013	December 31, 2012
Notes payable, face amount	$-	$2,000,000
Discounts on notes:
Revaluation of warrants	-	(263,690)
Accumulated amortization	-	159,560
Total discounts	-	(104,130)
Accrued interest	-	481,993
RSI Notes payable, net	$-	$2,377,863

 MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Convertible Note Payable

On March 21, 2013, the Company issued a non-interest bearing $600,000 note payable to a third party, maturing in six months from the origination date, in settlement of a trademark dispute. The note payable is convertible solely at the option of the Company into shares of its common stock. The Company will have the option to convert as a whole or in part up to the entire amount outstanding under the note payable into Company’s common stock at a conversion price equal to the volume weighted average trading price of the Company’s stock for the five trading days immediately prior to the date of conversion notice (see Note 8).

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one for $1.5 million with Dell Financial Services, and one for $500,000 with HP Financial Services. Both are for the purchase or lease of equipment for our data centers. The HP Financial Services master lease agreement increased to approximately $1.7 million in the second quarter 2013 with approximately $330,000 new leases offset by payments. The Company and HP Financial Services periodically evaluate the master lease borrowing limits and increase amount as necessary. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.99% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due through June 2016.

The following is a schedule of debt:

	Borrowings	Interest Rates			June 30, 2013	December 31, 2012
Growth term loans:
LSA2	$97,500		12.50%		$29,843	$125,679
Equipment term loans:
SLSA	2,500,000		12.60%		-	-
S2LSA	2,500,000		12.50%		135,802	496,381
LSA2	8,607		12.50%		1,131,463	1,762,061
Growth capital loan	5,000,000		11.00%		4,953,822	-
Less: unamortized discount	-				(277,455)	-
	$10,106,107				$5,973,475	$2,384,121

Convertible note payable					600,000	-

Capital leases		6.46%	-	7.99%	$1,673,490	$1,397,970
		4.5%	-	7.40%	233,006	308,833
					$1,906,496	$1,706,803

Loans payable - current portion					2,975,637	1,903,368
Capital lease - current portion					832,270	648,573
Long term debt - current portion					$3,807,907	$2,551,941

Loans payable - long term portion					$3,597,838	$480,753
MATT note payable	5,000,000		4.46%		-	5,000,000
RSI note payable	2,000,000		4.46%		-	2,000,000
					3,597,838	7,480,753
Add: accrued interest					-	1,686,973
Less: unamortized discounts					-	(1,069,168)
Total notes payable - long term portion					3,597,838	8,098,558
Capital lease - long term portion					1,074,226	1,058,230
Long term debt, net of discounts					$4,672,064	$9,156,788

 MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

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

On November 18, 2011, Jeffrey Valdez, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and John Abbott, its Chief Executive Officer, never intended to honor the contract.  The Company denies these allegations and maintains that the plaintiff did not create any original intellectual property and that the Company is not otherwise using any intellectual property created by the plaintiff.  The Court granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement. The Court also dismissed the claim against Mr. Abbott. On June 25, 2012, the Company entered into a settlement agreement and made a $150,000 payment to the plaintiff for release of all claims and charged this expense to general and administrative expenses for the year ended December 31, 2012. Accordingly, the United States District Court in the Central District of California issued an Order to Dismiss with Prejudice on July 2, 2012.

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

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations. Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office, data and service center closures. Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. In May 2013, the Company announced a cost reduction initiative, including a workforce reduction of 15%. During the three months ending June 30, 2013, we implemented the workforce reduction and initiated further cost reductions by closing certain satellite offices and consolidating real estate facilities. We recorded restructuring costs of $2.5 million for the six months ended June 30, 2013 within operating expense related to the exit costs of non-cancellable leases and workforce reduction costs excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. Accrued restructuring expenses were approximately $2.0 million and $224,000 at June 30, 2013 and December 31, 2012, respectively. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Note 9—Convertible Preferred Stock

On June 30, 2008, we entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (“the Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”). In consideration for the Transaction, we issued the Organization 25,000 shares of Series A Preferred Stock, par value $0.001, (the “Original Series A”). Dividends on the Original Series A accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value ($100 per share) and were cumulative. On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion. On August 22, 2011, November 28, 2011, and January 18, 2012, $100,000, $50,000, and $100,000 respectively, partial dividend payments were made to the Organization. Accrued dividends were $69,455 at June 30, 2013 and December 31, 2012, respectively.

On September 20, 2011, the Company amended the rights and preferences of the Original Series A (“Series A”). The Company sold 1,000,000 shares of new Series A convertible preferred for $5,000,000 to Harvest Small Cap Partners Master, LTD and Harvest Small Cap Partners, LP (collectively “Harvest’). The new Series A shares were convertible at a conversion price per share based on the following: the lower of (i) $3.5785 or (ii), if the Merger of the Company and myYearbook closed, the lower of (A) 85% of the closing price of the Company’s common stock on the closing date of the Merger or (B) 85% of the volume weighted average price during the 20 trading days ending with the date of the closing of the Merger. On November 10, 2011, Harvest converted the Series A into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38.

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

Note 10—Common Stock

The Company issued 79,185 shares of common stock in connection with the exercises of stock options during the six months ended June 30, 2013 (see Note 11). During the six months ended June 30, 2013, the Company issued 1,002,147 common shares in connection with the exercises of warrants (see Note 12).

Note 11—Stock-Based Compensation

The fair values of share-based payments related to stock options are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Stock Based compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award. During 2013 and 2012, we continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The Company began granting restricted stock awards (“RSAs”) to its employees in April 2013. The cost of the RSAs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense for RSAs is amortized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of one year and the remaining vesting quarterly or annually thereafter.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Stock based compensation expense includes incremental stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$69,820	$92,776	$163,142	$161,263
Product development and content	241,859	520,473	592,157	950,717
General and administrative	294,097	455,256	1,155,625	766,606
Total stock-based compensation for continuing operations	605,776	1,068,505	1,910,924	1,878,586
Total stock-based compensation for discontinued operations	-	(74,472)	-	151,506
Total stock-based compensation for vesting of options and awards	$605,776	$994,033	$1,910,924	$2,030,092

As of June 30, 2013, there was approximately $4.2 million of total unrecognized compensation expense related to stock options which will be recognized over a period of less than two years. As of June 30, 2013, the Company had approximately $2.2 million of unrecognized stock-based compensation expense related to RSAs which will be recognized over the remaining weighted-average vesting period of approximately 3 years.

Stock-Based Plans

2012 Omnibus Incentive Plan

Stock Options

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under our Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of June 30, 2013, there were approximately 7.6 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	187,375	$2.86
Granted	464,000	$2.06
Exercised	-	$-
Forfeited or expired	(28,083)	$3.36
Outstanding at June 30,2013	623,292	$2.06	9.7	$189,875
Exercisable at June 30, 2013	124,875	$2.87	9.0	$-

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Six Months Ended June 30,
2013
Risk-free interest rate:	0.86%
Expected term: (years)	5.8
Expected dividend yield:	-
Expected volatility:	86%

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Restricted Stock Awards

The Company granted 1,308,000 and zero RSAs during the three months ended June 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSAs of approximately $106,000 and zero for the three months ended June 30, 2013 and 2012, respectively. A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2013 is as follows:

RSA's	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2012	-	$-
Granted	1,308,000	$1.80
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at June 30,2013	1,308,000	$1.80
Unvested at June 30, 2013	1,308,000	$1.80

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

A summary of stock option activity under the 2006 Stock Plans during the six months ended June 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012 (1)	8,452,340	$2.56
Granted	-	$-
Exercised (2)	(79,185)	$1.00
Forfeited or expired	(577,309)	$4.36
Outstanding at June 30, 2013 (3)	7,795,846	$2.44	6.2	$2,643,474
Exercisable at June 30, 2013 (4)	6,133,375	$2.03	5.6	$2,643,474

(1)	Includes 135,531 outstanding options to purchase common stock at a weighted average exercise price of $3.62 per share being held by consultants.
(2)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.
(3)	Includes 115,531 options granted to purchase common stock at a weighted average exercise price of $4.08 per share being held by consultants.
(4)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

The total intrinsic values of options exercised during the six months ended June 30, 2013 and 2012 were approximately $116,000 and $412,000, respectively.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. A summary of Non-Plan option activity during the six months ended June 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at June 30, 2013	443,038	$1.34	6.4	$128,481
Exercisable at June 30, 2013	443,038	$1.34	6.4	$128,481

Note 12—Warrants

In March 2006, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on December 31, 2012 and expire in March 2016. During March 2006, we issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the RSI Note of $263,690, to be amortized over the life of the RSI Note, (see Note 8). The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised its warrants.   At June 30, 2013, the RSI Warrants have been fully exercised and are of no further force or effect.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term: (years)	6.0
Expected dividend yield:	—
Expected volatility:	105.7%

In October 2006, we issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. On January 25, 2008, we entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in October 2016 and were outstanding as of December 31, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable (see Note 7).   MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013 (see Note 14). For the six months ended June 30, 3013 approximately 203,637 warrants were forfeited. At June 30, 2013, MATT Warrants totaling 1,794,216 were outstanding.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

On April 29, 2013 the Company issued warrants to the lender in conjunction with the growth capital loan facility with an initial aggregate exercise value of $400,000 which increases by $100,000 with the first tranche and by $150,000 with the second and third tranche draw down of the loan (see Note 7). The warrant exercise price will be the lesser of $1.96, and the price per share of the Company common stock issued in the next equity placement of the Company’s stock to occur after April 29, 2013, excluding any conversion of the March 21, 2013 Convertible Note Payable (see Note 7). The warrants expire on February 28, 2024 and include a cashless exercise provision. The aggregate exercise value of warrant is fixed at $500,000 with the initial drawn down of the Company’s growth capital loan, the exercise price of $1.96 is not considered variable, and the number of warrants is a factor of the exercise value divided by the exercise price per warrant. The Company recorded the warrant as paid in capital after evaluation of the equity classification.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	1.96%
Expected term: (years)	10.0
Expected dividend yield:	—
Expected volatility:	90.4%

A summary of warrant activity for the six months ended June 30, 2013 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2012	4,200,000	$2.98
Granted	255,102	$1.96
Exercised	(1,002,147)	$2.75
Forfeited or expired	(203,637)	$(2.75)
Outstanding at June 30, 2013	3,249,318	$2.83
Exercisable at June 30, 2013	3,249,318	$2.87

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

The Company earned $6.0 million of Social Theater revenue for the six months ended June 30, 2012 from MATT. The Company did not have Social Theater revenue for the six months ended June 31, 2013 from MATT or its parent company, AHMSA. At December 31, 2012, approximately $6.0 million of our combined accounts receivable were from AHMSA and MATT.

MEETME, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements June 30, 2013

 (Unaudited)

Note 14—Subsequent Events

Pursuant to the March 5, 2013 Debt Cancellation and Warrant Exercise agreement, MATT has forfeited 65,455 warrants with an approximate aggregate exercise value of $180,000 in the month of July 2013.

On July 30, 2013, BRC made the final payment on the BRC Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operation is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;

●	our expectations regarding mobile usage by our users;
●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;
●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;
●	our plans regarding product development, international growth and personnel;
●	our liquidity and expectations regarding uses of cash;
●	our expectations regarding payments relating to cost reduction initiatives;
●	the impact of new accounting policies; and
●	our plans for capital expenditures for the remainder of the year ending December 31, 2013.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings, the risk that unanticipated events affect the functionality of our mobile application with popular mobile operating systems, any changes in such operating systems that degrade our mobile application’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for virtual currency. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Company Overview

MeetMe is a social network for meeting new people both on the web and using its mobile applications on iPhone, Android, iPad and other tablets, including a combination of traditional social networking features (e.g. profiles, messaging, friend lists) and unique social discovery applications that facilitate interactions among users and encourage users to connect with each other. An example of such an application is the Live Feed, a location-based news feed that displays text, photo, and video posts of users geographically proximate to the viewing user. The MeetMe operating and user metrics include operating activity from the MeetMe.com and the former myYearbook.com website and mobile apps and excludes operating activity from the former Quepasa.com website and Quepasa Games.

Through the Live Feed and other features such as Locals and Match, users are able to discover relevant people around them. Once users connect through a feature, some portion of those users will take other actions with respect to particular users such as, viewing their profiles and sending them messages. The platform’s health is a function of its number of active users, the number of new users joining per day, and the average revenue per user.

Trends in Our Operating Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views. We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement. A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended June 30, 2013 and June 30, 2012 the total MeetMe MAUs were approximately 5.4 million and 3.2 million, respectively. MeetMe visits were approximately 954 million and 321 million, respectively for the quarters ended June 30, 2013 and June 30, 2012. MeetMe registered users numbered approximately 109 million and 83 million, respectively, for the quarters ended June 30, 2013 and June 30, 2012. MeetMe visits and page views exclude user visits and page views from iPhone users for the quarter ended June 30, 2012 because reliable data could not be tracked for that period.

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

In the quarter ended June 30, 2013, MeetMe averaged 2.69 million mobile MAUs and 5.37 million total MAUs, as compared to 1.67 million mobile MAUs and 3.18 million total MAUs on average for the quarter ended June 30, 2012 and net increases of over 1.02 million and 2.19 million in mobile and total MAUs, respectively. Increases of approximately 61% for mobile and 69% for total MAUs we believe are attributable to the successful rebranding promotions for MeetMe, and international expansion and marketing. Mobile DAUs increased 186,000 to 789,000 in the quarter ended June 30, 2013, a 31% improvement, from 603,000 in the first quarter of 2012. In the quarter ending June 30, 2013, MeetMe averaged 1.18 million total DAUs, as compared to 1.03 million total DAUs on average for the quarter ended June 30, 2012, a net increase of approximately 150,000 total DAUs, or 15%.

We believe the shift of our audience from web to mobile is an important driver of our business. Our growth is largely driven by our mobile audience, which we currently monetize at lower rates than our web audience. We averaged 5.37 million MAUs on the MeetMe in the second quarter 2013, an increase of 9% as compared to 4.92 million average MAUs on MeetMe in the first quarter of 2013. The sequential increase in MAUs is attributable to acceleration in mobile MAUs. Our user base generated over 10.6 billion total page views in second quarter of 2013, an upturn from the 9.2 billion page views in the same period of 2012.   The decline in web revenue is gradually being offset by growing mobile revenues. We have successfully increased our mobile ARPDAU by 48% to $0.037 for the quarter ended June 30, 2013 from $0.025 for the quarter ended June 30, 2012. We recently released new versions of our mobile applications for iPhone and Android, encompassing 32% of the MeetMe total users, which provides additional native advertising opportunities. Our ability to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ending June 30, 2013, MeetMe earned an average of $1.46 in ARPU on the web and $0.98 in ARPU in our mobile applications, as compared to $2.60 in web ARPU and $0.80 in mobile ARPU for the quarter ended June 30, 2012. We believe the decline in ARPU between the quarters ended June 30, 2013 from 2012 is primarily due to lower web and mobile advertising revenue brought about from the transition to mobile access and increased international users with lower initial monetization rates. In the quarter ending June 30, 2013, the Company earned an average of $0.124 in ARPDAU on the web and $0.037 in ARPDAU in our mobile applications, as compared to $0.132 in web ARPDAU and $0.025 in mobile ARPDAU for the quarter ended June 30, 2012.

Second Quarter 2013 Highlights:

●

MAUs increased nearly 70%, averaging 5.37 million in the second quarter of 2013 compared to 3.18 million average MAUs in the second quarter of 2012. Mobile MAUs increased 61% to 2.69 million in the second quarter of 2013 from 1.67 million in the second quarter of 2012

●

DAUs increased 15%, averaging 1.18 million in the second quarter of 2013 compared to 1.03 million in the second quarter of 2012. Mobile DAUs improved 31% to 789,000 in the second quarter of 2013 from 603,000 in the second quarter of 2012.

●

Revenue attributed to mobile products was $2.6 million in the second quarter of 2013, an approximately 100% increase from $1.3 million in the second quarter of 2012, with 43% of mobile revenue in the second quarter of 2013 attributable to virtual currency. Mobile ARPDAU increased 48% from $0.025 to $0.037 during the same period.

●

Mobile bookings revenue from our mobile virtual currency products and subscriptions increased approximately 87% to $1.1 million for the three months ended June 30, 2013 from $612,000 for the same period in 2012. The MeetMe+ mobile subscription product represents 28% of the mobile booking revenue in 2013.

Factors Affecting Our Performance

●

Number of MAUs and DAUs:  We believe ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, and the volume of virtual currency purchases, as well as our expenses and capital expenditures.

●

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

●

Platform Trends:  We believe increasing use of MeetMe on mobile devices affects our revenue and financial results, as we currently display fewer ads on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market. Increasing smart mobile device users provides opportunity for increased revenue. Mobile device users have a higher propensity to browse and engage in social media resulting in a greater share of time spent online happening on mobile devices. The majority of smart phone and tablet owners access social media from their devices through apps which are optimized for small-screen environment rather than the traditional fixed web access. The ratio of smart phone users is overtaking that of traditional phone users and a similar growth trend can be seen for the use of tablets compared to personal computers. Improving the rate at which we monetize our growing mobile traffic is a key priority, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The acceleration in our user access to mobile impacted revenues negatively in the first six months of 2013 and we expect the impact to gradually abate as mobile monetization continues to mature and as the mobile advertising market grows.

●

Advertising Rates:   Similar to many other publishers, the revenue we earn per thousand ad impressions (CPM) on the web is on a downward trend, while CPM in our mobile applications has been rising, but remains significantly lower as compared to the web. Our revenue and financial results are materially dependent on these broader industry trends, and to the extent CPM continues declining on the web and is not offset by the rising CPM on mobile, our operating results may be impacted. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue. The Company’s new mobile applications have increased our mobile native advertising unit inventory available for advertisers.

●

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

●

New User Sources:  The percentage of our new users that are acquired through inorganic paid sources we believe has a material impact on our financial performance, specifically with regard to ARPU for web and mobile. Inorganically acquired users tend to have lower engagement rates, tend to generate fewer visits and ad impressions and to be less likely to buy virtual currency products. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically acquired users, but the rate at which we monetize the average active user overall declines as a result.

●

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

●

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

●

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

●

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

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new apps and enhance existing apps to lift social sharing and increase monetization.  The launch of twelve additional languages to MeetMe facilitates international user growth.

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display and traditional seasonality.  Social Theater is a revenue product for MeetMe and on third-party sites.  Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base and advertiser spending budgets.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our unaudited consolidated financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The unaudited consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011), and Insider Guides, Inc. (formerly known as IG Acquisition Company from November 10, 2011 until it merged into MeetMe, Inc. effective January 1, 2012). On June 30, 2012 the Company discontinued its game development and intellectual properties creation operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

All intercompany accounts and transactions have been eliminated in consolidation.  The preparation of our unaudited consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock based award for employees and non-employees, valuation of warrants issued with debt, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill and long-lived assets for impairment, useful lives of intangible assets and property and equipment, and the measurement and accrual of restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the unaudited consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board. In addition, there are other items within our unaudited consolidated financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our unaudited consolidated financial statements.

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

●

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

●

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

●

Restructuring Costs: Restructuring costs include costs incurred in conjunction with the restructuring of the Company’s business processes. Restructuring costs are recorded as incurred and include exit costs for the office closures and employee termination and relocation costs, and exclude the impact of related stock based compensation reversals.

●

Other Income (Expense): Other income (expense) consists primarily of interest earned, interest expense and earned grant income. We have invested our cash in AAA rated, fully liquid instruments. Interest income relates primarily to the BRC Note discussed in Note 3 of our unaudited Consolidated Financial Statements and our cash balances.  Interest expense relates primarily to our Debt discussed in Note 7 of our unaudited Consolidated Financial Statements. Earned grant income represents the amortized portion of a cash grant received from the Mexican government for approved capital expenditures. The grant was recognized on a straight-line basis over the useful lives of the purchased assets. The unamortized grant balance was written off on August 31, 2012, when the Company’s Mexico service center was closed and the related assets were sold or disposed of as part of the Company’s process re-engineering initiative.

Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and intellectual properties creation operations.  Accordingly games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement existed, the sales price was fixed or determinable, collectability was reasonable assured, and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

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

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2013	2012	2013 to 2012 Change ($)

Revenues	$9,482,960	$13,054,861	$(3,571,901)

Operating Costs and Expenses
Sales and marketing	1,542,977	1,676,243	(133,266)
Product development and content	6,342,576	8,224,749	(1,882,173)
General and administrative	1,822,300	2,379,313	(557,013)
Depreciation and amortization	1,089,043	965,155	123,888
Restructuring costs	646,479	247,877	398,602
Operating Expenses	11,443,375	13,493,337	(2,049,962)
Loss from Operations	(1,960,415)	(438,476)	(1,521,939)

Other Income (Expense):
Interest income	3,097	4,318	(1,221)
Interest expense	(141,728)	(288,216)	146,488
Other income	-	497	(497)
Total Other Income (Expense)	(138,631)	(283,401)	144,770

Net loss from continuing operations	$(2,099,046)	$(721,877)	$(1,377,169)
Net loss from discontinued operations	$-	$(3,114,040)	$3,114,040
Net loss	$(2,099,046)	$(3,835,917)	$1,736,871

Comparison of the three months ended June 30, 2013 and 2012

Revenues

Our revenues were approximately $9.5 million, for the three months ended June 30, 2013, a decrease of $3.6 million or 27% compared to $13.1 million for the same period in 2012. Revenues for the three months ended June 30, 2012 included $4 million of Social Theater revenue from an affiliate, one of the principal shareholders of the Company, Mexicans & Americans Trading Together, Inc. (“MATT.”) We did not have Social Theater revenue from affiliates for the three months ended June 30, 2013. Our revenue from non-affiliates of $9.5 million, for the three months ended June 30, 2013, increased approximately $428,000 or 5% from the same period in 2012. The net increase in non-affiliated revenue is attributable to increases of approximately $1.3 million in mobile advertising and virtual currency products and of $390,000 in Social Theater virtual currency product revenues offset by a net decline of $1.3 million web advertising and web virtual currency product revenues.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $133,000, or 8%, to approximately $1.5 million for the three months ended June 30, 2013 from $1.7 million in 2012. Decreased sales and marketing expenses are primarily attributable to cost reductions of $171,000 attributable to decreased sales and marketing salaries, sales commissions, related expenses and stock compensation costs for decreased sales staff, of $47,000 for reduced travel and entertainment spending, offset by an increase of $84,000 in advertising and marketing expenses.

Product Development and Content: Product development and content expenses decreased approximately $1.9 million, or 23%, to $6.3 million, for the three months ended June 30, 2013 from $8.2 million in 2012. The net decrease in product development and content expense is attributable to a net reduction of $1.1 million of third party content costs for cross platform Social Theater affiliate campaigns and is partially offset by an increase of $161,000 in third party processing fees for mobile virtual currency transactions. The drop in the quarter ended June 30, 2013 expenses also reflects cost reductions of approximately $502,000 associated with decreases in salary, bonuses, related expenses, and stock compensation costs for decreased workforce, of $189,000 for Quepasa.com web hosting costs related to migration and merger of the Company’s platforms, and of $114,000 in the cost of the Company’s platform language internationalization projects which were ongoing during 2012 and completed in the first quarter of 2013.

General and Administrative: General and administrative expenses decreased $557,000, or 23% to $1.8 million for the three months ended June 30, 2013 from $2.4 million for the same period in 2012. The aggregate decrease in general and administrative costs is due to reductions of approximately $201,000 in trade receivable write-offs attributable to improved monitoring and collection processes, of $161,000 in salaries, bonuses, related expenses, stock compensation costs, of $160,000 in legal settlement costs, and a net decrease of $35,000 in travel costs, professional service fees, office expenses, and administrative costs.

Stock Based Compensation

Stock based compensation expense for continuing operations, included in the operating expense by category, decreased approximately $388,000 to $606,000 for the three months ended June 30, 2013 from $994,000, for the three months ended June 30, 2012. The decrease is primarily the result of reversals of unvested stock compensation for terminated employee related to the reduction in workforce which took place May 1, 2013. Stock based compensation expense for discontinued operations, included in the loss from discontinued operations category, was a recovery of approximately $75,000 for the three months ended June 30, 2012 due to the reversal of unvested stock compensation for terminated employees. The Company had no stock compensation from discontinued operations the same period in 2013.

	For the Three Months Ended June 30,		2013 to 2012 Changes ($)
	2013	2012
Sales and marketing	$69,820	$92,776	$(22,956)
Product and content development	241,859	520,473	(278,614)
General and administrative	294,097	455,256	(161,159)
Total stock based compensation for continuing operations	605,776	1,068,505	(462,729)
Total stock based compensation for discontinued operations	-	(74,472)	74,472
Total stock based compensation	$605,776	$994,033	$(388,257)

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $124,000 to $1.1 million for the three months ended June 30, 2013 from $965,000 in the three months ended June 30, 2012. The increase is primarily due to the depreciation and amortization of tangible and intangible assets associated with the server and computer equipment acquisitions made in 2012 and 2013.

	For the Six Months Ended June 30,
	2013	2012	2013 to 2012 Change ($)

Revenues	$17,288,592	$23,450,590	$(6,161,998)

Operating Costs and Expenses
Sales and marketing	3,529,670	3,442,639	87,031
Product development and content	12,726,020	14,721,208	(1,995,188)
General and administrative	4,222,559	4,323,846	(101,287)
Depreciation and amortization	2,171,987	1,863,539	308,448
Restructuring costs	2,540,896	537,944	2,002,952
Loss on debt restructure	1,174,269	-	1,174,269
Operating Expenses	26,365,401	24,889,176	1,476,225
Loss from Operations	(9,076,809)	(1,438,586)	(7,638,223)

Other Income (Expense):
Interest income	5,353	9,892	(4,539)
Interest expense	(355,568)	(586,284)	230,716
Other income	-	1,030	(1,030)
Total Other Income (Expense)	(350,215)	(575,362)	225,147

Net loss from continuing operations	$(9,427,024)	$(2,013,948)	$(7,413,076)
Net loss from discontinued operations	$-	$(3,680,627)	$3,680,627
Net loss	$(9,427,024)	$(5,694,575)	$(3,732,449)

Comparison of the six months ended June 30, 2013 and 2012

Revenues

Our revenues were approximately $17.3 million, for the six months ended June 30, 2013, a decrease of $6.1 million or 26% compared to $23.4 million for the same period in 2012. Revenues for the six months ended June 30, 2012 included $6 million of Social Theater revenue from MATT. The Company did not have Social Theater revenue from affiliates for the six months ended June 30, 2013. Our revenue from non-affiliates of $17.3 million, for the six months ended June 30, 2013, decreased approximately $162,000 or less than 1% from the same period in 2012. The decline in revenue is also attributable to a deceleration in web advertising and web virtual currency product revenues of $2.6 million and reductions in Social Theater revenue due to timing of campaign substantially offset by an increase of $2.4 million in mobile virtual currency product and advertising revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $87,000, or 3%, to approximately $3.5 million for the six months ended June 30, 2013 from $3.4 million in 2012. Increased sales and marketing expenses are primarily attributable to an increase of approximately $163,000 in sales commissions and sales office rent, offset by a net reduction of $76,000 in travel and entertainment spending.

Product Development and Content: Product development and content expenses decreased approximately $2.0 million, or 14%, to $12.7 million, for the six months ended June 30, 2013 from $14.7 million in 2012. The net decrease in product development and content expense is attributable to a net reduction of $1.4 million of third party content costs for cross platform Social Theater affiliate campaigns partially offset by an increase of $389,000 in third party processing fees for mobile virtual currency transactions. The drop in the six months ended June 30, 2013 expenses also reflects cost reductions of approximately $621,000 associated with decreases in salary, bonuses, related expenses, and stock compensation costs for decreased domestic workforce; and cost savings achieved with the closure of our former Mexico service center and related workforce reduction; for migration and merger of Quepasa.com; and of $280,000 in the cost of the Company’s platform language internationalization projects which were ongoing during 2012 and completed in the first quarter of 2013.

General and Administrative: General and administrative expenses decreased $101,000, or 2% to $4.2 million for the six months ended June 30, 2013 from $4.3 million for the same period in 2012. The aggregate decrease in general and administrative costs is due to reductions of approximately $211,000 in trade receivable write-offs attributable to improved monitoring and collection processes; of $173,000 in legal settlement costs; and a net decrease of $66,000 in travel costs, professional service fees, office expenses, and administrative costs; offset by an increase of $349,000 in board of directors compensation and accelerated stock compensation for the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013.

Stock Based Compensation

Stock based compensation expense for continuing operations, included in the operating expense by category, increased approximately $32,000 to $1.91 million for the six months ended June 30, 2013 from $1.89 million for the six months ended June 30, 2012. The net increase is primarily the result of approximately $564,000 of accelerated stock compensation attributable to the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013 offset substantially by the reversals of unvested stock compensation for terminated employee related to the reduction in workforce which took place May 1, 2013. Stock based compensation expense for discontinued operations, included in the loss from discontinued operations category, was approximately $152,000 for the six months ended June 30, 2012 and zero for the same period in 2013 and the decreased expense is attributable to terminated employees in 2012. Stock based compensation expense for continuing operations represented 7% of operating expenses for the six months ended June 30, 2013, and 2012, respectively. As of June 30, 2013, there was approximately $4.2 million and $2.2 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Six Months Ended June 30,		2013 to 2012 Changes ($)
	2013	2012
Sales and marketing	$163,142	$161,263	$1,879
Product and content development	592,157	950,717	(358,560)
General and administrative	1,155,625	766,606	389,019
Total stock based compensation for continuing operations	1,910,924	1,878,586	32,338
Total stock based compensation for discontinued operations	-	151,506	(151,506)
Total stock based compensation	$1,910,924	$2,030,092	$(119,168)

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $308,000 to $2.2 million for the six months ended June 30, 2013 from $1.9 in the six months ended June 30, 2012. The increase is due to the depreciation and amortization of tangible and intangible assets associated with the server and computer equipment acquisitions made in 2012 and 2013.

Restructuring Costs

For the three and six months ended June 30, 2013 and 2012 restructuring costs were approximately $646,000 and $2.5 million and $248,000 and $538,000, respectively, including the accrual of the exit cost of non-cancellable leases, employee exit and relocation costs, excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Discontinued Operations- Quepasa Games

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Games Revenues	$-	$432,739	$-	$840,190
Games expenses	-	496,285	-	1,032,366
Product development and content	-	349,601	-	552,563
Depreciation and amortization	-	7,087	-	16,102
Exit costs	-	431,418	-	431,418
Loss on disposable of assets	-	48,084	-	48,084
Stock-based compensation	-	(74,472)	-	151,508
Loss on impairment of goodwill	-	2,288,776	-	2,288,776
Total	-	3,546,779	-	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$-	$(3,114,040)	$-	$(3,680,627)

There were no revenues or related expenses from discontinued games operations for the three and six months ended June 30, 2013. The games revenues and related games expenses for 2012 represented operations for less than six full months. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games operations were discontinued on June 30, 2012.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2013	2012
Net cash used by operating activities	$(240,204)	$(906,743)
Net cash used in investing activities	(14,187)	(403,020)
Net cash provided by (used in) financing activities	3,580,345	(1,066,337)
	$3,325,954	$(2,376,100)

Net cash used by operations was approximately $240,000 for the six months ended June 30, 2013 compared to cash used by operations of $907,000 for the same period in 2012. For the six months ended June 30, 2013, net cash used by continuing operations consisted primarily of a net loss from continuing operations of approximately $9.4 million offset by non-cash expenses of approximately $2.2 million of depreciation and amortization expense, $1.9 million related to stock based compensation, $1.1 million of loss on debt restructure, and $60,000 in amortization of discounts on notes payable and debt issuance costs offset by a $100,000 recovery on bad debt allowances. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases in accounts receivable of approximately $3.0 million resulting from collections, $196,000 in prepaid expenses, and other current assets and other assets, and increase in accounts payable and accrued expenses of $547,000 and of $347,000 in deferred revenues.

For the six months ended June 30, 2012, net cash provided by continuing operations consisted primarily of a net loss of approximately $2.0 million, offset by non-cash expenses of $1.9 million of depreciation and amortization expenses and $1.9 million related to stock based compensation, $145,000 in amortization of discounts on notes payable and debt issuance costs, and $216,000 net write off of accounts receivable and allowance adjustments. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases of approximately $275,000 in restricted cash and $182,000 in prepaid expenses, and other current assets and other assets, increases of $2.0 million in accounts payable and accrued expenses and deferred revenues of $156,000 offset by an increase of $4.4 million in accounts receivable. Net cash used in discontinued operations of Quepasa Games of approximately $1.1 million consisted of a net loss from discontinued operations of $3.7 million offset by noncash expenses of $2.3 million loss on impairment of goodwill impairment, of $152,000 related to stock based compensation for the vesting of stock options, of $48,000 loss on disposal of property and equipment, and of $16,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $34,000 decreased the net cash used for discontinued operations.

Net cash used in investing activities in the six months ended June 30, 2013 of approximately $14,000, was due to capital expenditures of $67,000 for computer equipment to increase capacity and improve performance offset by $53,000 of loan receivable payments received from BRC. Net cash used in investing activities in the six months ended June 30, 2012 of approximately $403,000 was attributable to payments of $308,000 primarily for computer servers to provide redundant backup for content and increase capacity and of $125,000 for the purchase of a trademark, offset by $30,000 of loan receivable payments received from BRC. Net cash used in investing activities in the six months ended June 30, 2013 and 2012 exclude approximately $278,000 and $1.3 million, respectively, of computer equipment purchased using capital leases.

Net cash provided by financing activities in the six months ended June 30, 2013 of approximately $3.6 million was due to $5.0 million drawn on the growth capital loan, offset by $1.1 million of debt payments, and $366,000 of capital lease payments offset by $79,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the six months ended June 30, 2013 excludes the $6 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions. Net cash used in financing activities in the six months ended June 30, 2012 of approximately $1.1 million was due to $1.4 million of debt payments, and a $100,000 preferred stock dividend payment offset by $413,000 proceeds from the exercise of stock options.

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$8,335,444	$5,022,007
Total assets	$96,849,871	$104,434,667
Percentage of total assets	9%	5%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of June 30, 2013, the Company had positive working capital of approximately $5.0 million. The reduction in the Company’s working capital is primarily attributable to the offset of $6 million in accounts receivable and the cancellation of subordinate note payable with accrued interest from MATT. As of the date of August 7, 2013, the Company had a cash balance of approximately $8.0 million.

The Company may borrow up to $6 million of debt from financial institutions and under capital leases through its Loan and Security Agreement, provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  As of the date of August 7, 2013, the Company owed approximately $9.1 million on its loans payable of which $56,000 is due through October 2013, and $931,000 is due through September 2014, and $4.9 million through April 2016.

During the six months ended June 30, 2013, the Company entered into capital leases with an approximate aggregate original principal amount of $330,000. Together with capital leases that were previously entered into by the Company, as of August 8, 2013, the Company had a $1.7 million in principal amount of capital lease indebtedness, of which approximately $ 832,000 is due through June 30, 2014.

On May 1, 2012, the Company announced a cost reduction initiative including a workforce reduction of approximately 15%, in conjunction with our focus on mobile programming. Further cost reductions were achieved by closing satellite offices and consolidating real estate facilities. The Company incurred approximately $531,000 of cash expenditures related to employee severances and employee related costs during the second quarter of 2013. The Company expects to incur approximately $72,000 of cash expenditures related to employee severances, employee related costs, and exit costs for non-cancellable leases during the third quarter of 2013. The Company also expects to pay approximately $1.8 million in severances and related employee costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $1.5 million for the remainder of 2013, funded primarily through capital leases, which will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Contractual Obligations

Our principal commitments consist of obligations for debt, capital and operating leases for equipment and office and data center facilities. There were no material changes in contractual obligations, other than the $5 million growth capital loan drawn on April 29, 2013, during the three months ended June 30, 2013.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Loss from Continuing Operations Allocable to Common Shareholders	$(2,099,046)	$(721,877)	$(9,427,024)	$(2,013,948)
Interest expense	141,728	288,216	355,568	586,284
Depreciation and amortization	1,089,043	965,155	2,171,987	1,863,539
Stock based compensation expense	605,776	1,068,505	1,910,924	1,878,586
Restructuring costs	646,479	247,877	2,540,896	537,944
Loss on debt restructure	-	-	1,174,269	-
Adjusted EBITDA (loss)	$383,980	$1,847,876	$(1,273,380)	$2,852,405

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue from purchased mobile virtual currency products	$970,986	$554,292	$1,759,185	$682,683
Change in deferred revenue	176,286	58,054	314,513	91,705
Mobile bookings	$1,147,272	$612,346	$2,073,698	$774,388

New Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in market risks during the three months ended June 30, 2013.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. There was no material changes in litigation during the three months ended June 30, 2013.   See Note 8 to the financial statements contained in this report for information on specific matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibit Index.

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Cook Employment Agreement Amendment No. 2*				Filed
10.2	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	05/01/13	4.1
10.3	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	05/01/13	4.2
10.4#	Loan and Security Agreement dated April 29, 2013	10-Q	05/10/13	10.6
10.5#	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	05/10/13	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

*  Management contract or compensatory plan or arrangement.

**  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

MeetMe, Inc.

August 9, 2013	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

August 9, 2013	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Cook Employment Agreement Amendment No. 2*				Filed
10.2	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	05/01/13	4.1
10.3	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	05/01/13	4.2
10.4#	Loan and Security Agreement dated April 29, 2013	10-Q	05/10/13	10.6
10.5#	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	05/10/13	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

*  Management contract or compensatory plan or arrangement.

**  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.