Form 10-Q
period 2013-09-30
MeetMe, Inc.
filed 2013-11-08
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

Class	Outstanding as of November 8, 2013
Common Stock, $0.001 par value per share	38,477,359 shares

MEETME, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$8,682,241	$5,022,007
Accounts receivable, net of allowance of $457,000 and $547,000, at September 30, 2013 and December 31, 2012, respectively	7,374,957	15,744,789
Notes receivable	-	111,569
Prepaid expenses and other current assets	581,471	870,881
Total current assets	16,638,669	21,749,246

Goodwill	70,646,036	70,646,036
Intangible assets, net	5,277,524	6,746,273
Property and equipment, net	3,468,585	4,772,632
Other assets	309,196	520,480
Total assets	$96,340,010	$104,434,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,432,890	$3,528,607
Accrued expenses and other liabilities	4,428,269	3,211,681
Current liabilities from discontinued operations	-	1,434
Deferred revenue	884,374	392,612
Accrued dividends	69,455	69,455
Current portion of long-term debt	3,429,458	2,551,941
Total current liabilities	11,244,446	9,755,730

Long term debt, net of discount	3,983,067	9,156,788
Total liabilities	15,227,513	18,912,518

Commitments and Contingencies (see Note 9)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares: Convertible preferred stock Series A-1, $.001 par value; authorized – 1,000,000 shares; 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 38,477,359 and 37,046,405 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38,481	37,050
Additional paid-in capital	281,791,267	275,261,794
Accumulated deficit	(200,125,365)	(189,211,750)
Accumulated other comprehensive loss	(592,886)	(565,945)
Total stockholders’ equity	81,112,497	85,522,149
Total liabilities and stockholders’ equity	$96,340,010	$104,434,667

The accompanying notes are an integral part of these consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$10,073,309	$11,598,432	$27,361,901	$35,049,022
Operating Costs and Expenses:
Sales and marketing	1,876,240	2,656,955	5,405,910	6,099,594
Product development and content	6,817,591	7,883,987	19,543,611	22,605,195
General and administrative	1,536,939	2,001,950	5,759,498	6,325,796
Depreciation and amortization	1,108,856	1,025,421	3,280,843	2,888,960
Restructuring costs	-	353,555	2,540,896	891,499
Loss on debt restructure	-	-	1,174,269	-
Total Operating Costs and Expenses	11,339,626	13,921,868	37,705,027	38,811,044
Loss from Operations	(1,266,317)	(2,323,436)	(10,343,126)	(3,762,022)
Other Income (Expense), net:
Interest income	2,503	3,866	7,856	13,758
Interest expense	(222,777)	(280,852)	(578,345)	(867,136)
Other income net	-	8,581	-	9,611
Total other expense	(220,274)	(268,405)	(570,489)	(843,767)
Loss before income taxes	(1,486,591)	(2,591,841)	(10,913,615)	(4,605,789)
Income taxes	-	-	-	-
Net loss from continuing operations	$(1,486,591)	$(2,591,841)	$(10,913,615)	$(4,605,789)
Loss from discontinued operations, net of taxes	$-	$-	$-	$(3,680,627)
Net Loss Allocable To Common Shareholders	$(1,486,591)	$(2,591,841)	$(10,913,615)	$(8,286,416)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.04)	$(0.07)	$(0.29)	$(0.13)
Discontinued operations	$-	$-	$-	$(0.10)
Basic and diluted net loss per common shareholders	$(0.04)	$(0.07)	$(0.29)	$(0.23)
Weighted Average Number of Shares Outstanding, Basic and Diluted:	38,207,141	36,436,353	37,903,904	36,306,242

Net Loss	$(1,486,591)	$(2,591,841)	$(10,913,615)	$(8,286,416)
Foreign currency translation, net	1,473	(9,493)	(26,941)	(101,918)
Comprehensive Loss	$(1,485,118)	$(2,601,334)	$(10,940,556)	$(8,388,334)

The accompanying notes are an integral part of these consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation	-	-	-	-	2,761,566	-	-	2,761,566
Issuance of warrants with debt	-	-	-	-	290,748	-	-	290,748
Issuance of stock in connection with convertible debt	-	-	306,122	306	599,694	-	-	600,000
Exercise of stock options	-	-	122,685	123	122,563	-	-	122,686
Exercise of warrants	-	-	1,002,147	1,002	2,754,902	-	-	2,755,904
Foreign currency translation, net	-	-	-	-	-	-	(26,941)	(26,941)
Net loss	-	-	-	-	-	(10,913,615)	-	(10,913,615)

Balance—September 30, 2013	1,000,000	$1,000	38,477,359	$38,481	$281,791,267	$(200,125,365)	$(592,886)	$81,112,497

The accompanying notes are an integral part of these consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(10,913,615)	$(4,605,789)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,280,843	2,888,960
Loss on debt restructure, net	1,066,765	-
Stock based compensation	2,761,566	2,905,155
Loss on disposal of property and equipment	-	11,038
Grant income	-	(9,556)
Bad debt expense (recovery)	(90,000)	251,300
Amortization of discounts on notes payable and debt issuance costs	80,332	218,757
Changes in operating assets and liabilities:
Accounts receivable	2,426,771	(4,873,176)
Prepaid expenses, other current assets, and other assets	650,190	(135,339)
Restricted cash	-	275,000
Accounts payable and accrued expenses	958,364	3,382,625
Deferred revenue	491,762	237,994
Net cash provided by continuing operating activities	712,978	546,969
Net cash used by discontinued operations:	-	(1,203,178)
Net cash provided (used) by operating activities	712,978	(656,209)
Cash flows from investing activities:
Purchase of property and equipment	(128,515)	(492,041)
Purchase of trademarks	-	(125,000)
Loan payments from BRC	111,569	44,031
Net cash used by investing activities	(16,946)	(573,010)
Cash flows from financing activities:
Proceeds from exercise of stock options	122,686	630,228
Proceeds from the issuance of debt	5,000,000	-
Payments of capital leases	(566,103)	(237,569)
Payments of dividends	-	(100,000)
Payments on debt	(1,573,906)	(1,854,651)
Net cash provided (used) by financing activities	2,982,677	(1,561,992)
Change in cash and cash equivalents prior to effect of exchange rate changes	3,678,709	(2,791,211)
Effect of exchange rate changes	(18,475)	(4,534)
Net increase (decrease) in cash and cash equivalents	3,660,234	(2,795,745)
Cash and cash equivalents at beginning of the period	5,022,007	8,271,787
Cash and cash equivalents at end of period	$8,682,241	$5,476,042

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$127,486	$563,826
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$498,659	$1,758,816
Subordinated note payable and accounts receivable offset	$6,025,898	$-
Warrant exercises and subordinated notes payable cancellations	$2,756,210	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$600,000	$-
Issuance of warrants and valuation discount on debt	$290,748	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013

 (Unaudited)

Note 1—Description of Business and Basis of Presentation

Description of Business

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

MeetMe is a social network for meeting new people both on the web and using its mobile applications on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourage users to connect with each other. MeetMe monetizes through advertising, virtual currency, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

On November 10, 2011, the Company, IG Acquisition Company (“Merger Sub”), a wholly-owned subsidiary of the Company, and Insider Guides, Inc. (“Insider Guides”), doing business as myYearbook.com (“myYearbook”), closed a merger pursuant to which myYearbook merged with and into Merger Sub (the “Merger”). Insider Guides operated a social networking website, www.myyearbook.com. As Merger consideration, the security holders of myYearbook securities received approximately $18 million in cash and approximately 17 million shares of the Company common stock (not including cash for fractional shares), Merger Sub changed its name to Insider Guides, following the Merger, and legally merged into MeetMe, Inc. effective as of January 1, 2012.

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013 and its statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto contained in the Company’s 2012 Annual Report filed on Form 10-K with the SEC on March 14, 2013.

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

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 1—Description of Business and Basis of Presentation - continued

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation. Reclassification adjustments for discontinued operations were made to the consolidated balance sheets and statements of operations for the periods presented.

 Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Most significant estimates in the accompanying unaudited consolidated financial statements include revenue recognition, the allowance on accounts receivable, valuation of notes receivable, valuation of deferred tax assets, valuation of stock-based employee and non-employee awards, valuation of warrants issued with debt, valuation of assets acquired and liabilities assumed in business combinations, evaluating goodwill, intangible and long-lived assets for impairment, useful lives of intangibles assets and property and equipment, and the measurement and accrual of restructuring costs and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Note 2 —Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

During the quarter ended September 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

The following table shows the results of Quepasa Games included in the loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Games Revenues	$-	$-	$-	$840,190
Games Expenses	-	-	-	1,032,366
Product development and content	-	-	-	552,563
Depreciation and amortization	-	-	-	16,102
Exit costs	-	-	-	431,418
Loss on disposable of assets	-	-	-	48,084
Stock-based compensation	-	-	-	151,508
Loss on impairment of goodwill	-	-	-	2,288,776
Total	-	-	-	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$-	$-	$-	$(3,680,627)

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 4—Notes Receivable

In February 2010, the Company entered into a settlement agreement (the “Settlement”) with BRC Group LLC (“BRC”) effective as of September 22, 2009. Under the Settlement, BRC’s indebtedness to the Company was reduced from $350,000 to $250,000, evidenced by a new promissory note (the “BRC Note”) dated September 22, 2009. The BRC Note contains a repayment term of 18 months commencing June 1, 2011, bearing interest at the rate of 4% per annum, such interest to begin accruing February 1, 2011. As collateral for the BRC Note, BRC issued us a warrant (the “Warrant”) permitting us to receive up to a 30% membership interest in BRC upon default. If BRC defaults under the BRC Note and the Warrant is exercised, BRC shall have 90 days to repurchase the membership interest for the balance of the remaining principal and interest to date. As a result of the Settlement and the BRC Note, both parties agreed to a mutual release of the current litigation between the parties by filing a dismissal of the litigation with prejudice. Furthermore, both parties agreed to terminate all prior agreements between each other entered into before September 22, 2009, along with all duties rights and obligations thereunder. During the third quarter of 2013 BRC’s obligation to the Company pursuant to the BRC Note receivable has been met. Therefore, BRC will not be required to make any future payments under the agreement.

Note 5—Goodwill

The Company’s goodwill represents the fair value of the intangible assets, not subject to amortization, from the acquisitions of Quepasa Games and Insider Guides. At December 31, 2011, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than respective carrying amounts of the acquired subsidiaries pursuant to ASC 350 Intangibles, Goodwill and Other. After evaluation of Quepasa Games’ performance for the period ended December 31, 2011 and projected 2012 performance, management determined that Quepasa Games could not achieve the performance necessary for the earn-out provision of the stock-purchase agreement and would require an impairment adjustment. A valuation of Quepasa Games was performed and a $2.5 million fair value was determined. A comparison of the Company’s approximately $3.8 million carrying value of the Quepasa Games and the $2.4 million implied value of goodwill resulted in a loss on impairment of approximately $1.4 million in 2011. Quepasa Games operations were discontinued on June 30, 2012 and accordingly a loss on impairment of goodwill of approximately $2.2 million was recorded as loss from discontinued operations for the year ended December 31, 2012. The translated value of goodwill for Quepasa Games varied at each interim reporting period due to changes in the foreign exchange rates.

Management’s assessment of the events and circumstance since the acquisition of Insider Guides shows positive operating performance, key metrics, customer retention, and no indicators that its fair value was less than its carrying amount at December 31, 2012. No impairment to goodwill occurred during the nine months ended September 30, 2013 and year ended December 31, 2012 for Insider Guides.

Goodwill consists of the following:

	Continuing operations	Discontinued operations
Goodwill, opening balance January 1, 2011	$-	$-
Additions:
Goodwill, Quepasa Games	-	4,280,618
Goodwill, translation adjustments	-	(469,045)
Goodwill, Insider Guides	70,646,036	-
Less impairment losses for Quepasa Games	-	(1,409,127)

Total Goodwill—net at December 31, 2011	$70,646,036	$2,402,446

Additions:
Goodwill, translation adjustments	-	(113,670)
Less impairment losses for Quepasa Games	-	(2,288,776)
Total Goodwill—net at December 31, 2012	$70,646,036	$-

Less impairment losses	-	-
Total Goodwill—net at September 30, 2013	$70,646,036	$-

 MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 6—Intangible Assets

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(3,737,470)	(2,268,721)
Intangible assets—net	$5,277,524	$6,746,273

Note 7—Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012

Servers and computer equipment and software	$7,285,907	$6,805,099
Office furniture and equipment	152,064	143,037
Leasehold Improvements	373,399	367,437
Property and equipment	7,811,370	7,315,573
Less accumulated depreciation	(4,342,785)	(2,542,941)
Property and equipment—net	$3,468,585	$4,772,632

Note 8— Long Term Obligations

Senior Loans Payable

On November 10, 2011, in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans payable are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014. Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loan is due June 2013. On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement. At September 30, 2013, the Company was in compliance with the amended loans payable and security agreements debt covenants.

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Value Lending & Leasing VI, Inc. and Value Lending and Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $400,000, which increased by $100,000 with the first tranche and increases by $150,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the discount of valuation on the related warrants (See Note 14). The discount is amortized on the straight-line basis over the 36 month debt term. The lenders will have a priority first security lien on substantially all assets of the Company. At September 30, 2013, the Company was in compliance with the debt covenants related to the Loan.

 MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 8— Long Term Obligations - continued

September 30, 2013
Growth capital loan payable, face amount	$5,000,000
Discount:
Valuation of warrants	(290,748)
Accumulated amortization	33,228
Total discounts	(257,520)
Growth capital loan payable, net	$4,742,480

Subordinated Notes Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with Mexicans & American Trading Together, Inc. (“MATT”). Pursuant to the terms of the MATT Agreement: (i) MATT invested $5,000,000 in the Company and the Company issued MATT a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT’s outstanding Series 2 Warrant to purchase 1,000,000 shares of our common stock was reduced from $15.00 per share to $2.75 per share (see Note 14); and (iv) the Amended and Restated Support Agreement between the Company and MATT was terminated, which terminated MATT’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016. Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet were amortized to interest expense over the life of the note. The balance of deferred debt issuance costs was approximately $11,000 at December 31, 2012 and was included in other assets.

On March 5, 2013, the Company, Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) and MATT entered into an agreement to offset the MATT Note with approximately $6.0 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the MATT Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the MATT Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Company recorded a net loss on debt restructure of approximately $712,000 in connection with the debt offset and warrant, attributable to the write-off of unamortized discounts and debt issue costs at the date of the agreement.

MATT Note payable consisted of the following:

	September 30, 2013	December 31, 2012
Notes payable, face amount	$-	$5,000,000
Discounts on notes:
Revaluation of warrants	-	(1,341,692)
Termination of jet rights	-	(878,942)
Accumulated amortization	-	1,255,596
Total discounts	-	(965,038)
Accrued interest	-	1,204,980
MATT Note payable, net	$-	$5,239,942

 MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 8— Long Term Obligations - continued

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 14); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the Other Assets section of the balance sheet and were amortized to interest expense over the life of the RSI Note. The balance of deferred debt issuance costs was approximately $6,300 at December 31, 2012 and was included in other assets.

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

RSI note payable consisted of the following:

	September 30, 2013	December 31, 2012
Notes payable, face amount	$-	$2,000,000
Discounts on notes:
Revaluation of warrants	-	(263,690)
Accumulated amortization	-	159,560
Total discounts	-	(104,130)
Accrued interest	-	481,993
RSI Notes payable, net	$-	$2,377,863

 Convertible Note Payable

On March 21, 2013, the Company issued a non-interest bearing $600,000 note payable to a third party, maturing six months from the origination date, in settlement of a trademark dispute. The note payable is convertible solely at the option of the Company into shares of its common stock. The Company had the option to convert as a whole or in part up to the entire amount outstanding under the note payable into Company’s common stock at a conversion price equal to the volume weighted average trading price of the Company’s stock for the five trading days immediately prior to the date of conversion notice. During the third quarter of 2013, the Company executed its option to convert in whole the entire amount outstanding under the note payable into the Company’s common stock at $1.96 per share resulting in the issuance of 306,122 shares of common stock of the Company. Therefore the Company is no longer under any obligation pursuant to the convertible note agreement.

 MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 8— Long Term Obligations - continued

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one for $1.5 million with Dell Financial Services, and one for $500,000 with HP Financial Services. Both are for the purchase or lease of equipment for our data centers. The HP Financial Services master lease agreement increased to approximately $1.7 million in the second quarter 2013 with approximately $330,000 new leases offset by payments. The Company and HP Financial Services periodically evaluate the master lease borrowing limits and increase amount as necessary. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.99% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due through September 2016.

The following is a schedule of debt:

	Borrowings	Interest Rates			September 30, 2013	December 31, 2012
Growth term loans:
LSA2	$97,500		12.50%		$-	$125,679
Equipment term loans:
SLSA	2,500,000		12.60%		-	-
S2LSA	2,500,000		12.50%		26,259	496,381
LSA2	8,607		12.50%		831,060	1,762,061
Growth capital loan	5,000,000		11.00%		4,952,896	-
Less: unamortized discount	-				(257,520)	-
	10,106,107				5,552,695	2,384,121

Capital leases		6.46%	-	7.99%	1,662,436	1,397,970
		4.50%	-	7.40%	197,396	308,833
					1,859,832	1,706,803

Loans payable - current portion					2,517,856	1,903,368
Capital lease - current portion					911,602	648,573
Long term debt - current portion					$3,429,458	$2,551,941

Loans payable - long term portion					$3,034,837	$480,753
MATT note payable	$5,000,000		4.46%		-	5,000,000
RSI note payable	2,000,000		4.46%		-	2,000,000
					3,034,837	7,480,753
Add: accrued interest					-	1,686,973
Less: unamortized discounts					-	(1,069,168)
Total notes payable - long term portion					3,034,837	8,098,558
Capital lease - long term portion					948,230	1,058,230
Long term debt, net of discounts					$3,983,067	$9,156,788

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 9—Commitments and Contingencies

Commitments

Operating Leases

The Company leases its operating facilities in the United States of America, and Sao Paulo, Brazil, under operating leases and accordingly rent is expensed as incurred. Rent expense from operations was $537,452 and $521,127 for the three-month periods ended September 30, 2013 and 2012, respectively. Rent expense from operations was $1,610,488 and $1,514,837, respectively, for the nine-month periods ended September 30, 2013 and 2012.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

September 30, 2013	Payments
Remainder of 2013	$510,250
2014	998,294
2015	459,387
2016	467,182
2017	114,981
Thereafter	-
Total minimum payments	$2,550,094

Restructuring Costs

On November 16, 2011, management announced a restructure plan consolidating operations. Restructuring costs include the employee relocation expenses, severance costs of terminated employees, the costs of contractual termination benefits and future service required payments, and exit costs of office, data and service center closures. Employee relocation expenses and severance costs are expensed as incurred and classified as acquisition and restructuring costs. During the second quarter of 2013, the Company announced a cost reduction initiative, including a workforce reduction of 15%. In addition, the Company implemented the workforce reduction and initiated further cost reductions by closing certain satellite offices and consolidating real estate facilities. The Company recorded restructuring costs of $2.5 million within operating expense related to the exit costs of non-cancellable leases and workforce reduction costs excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. Accrued restructuring expenses were approximately $2.0 million and $224,000 at September 30, 2013 and December 31, 2012, respectively. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during the remainder 2013.

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 9—Commitments and Contingencies - continued

Contingencies

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

On November 18, 2011, Jeffrey Valdez, a former member of the Company’s Board of Directors who was also a paid consultant to the Company sued the Company in the Superior Court of California for breach of contract relating to the ownership and use of certain intellectual property that he allegedly created.  The plaintiff also claimed that the Company and John Abbott, its Chief Executive Officer, never intended to honor the contract.  The Company denied these allegations and maintained that the plaintiff did not create any original intellectual property and that the Company was not otherwise using any intellectual property created by the plaintiff.  The Court granted the Company’s motion to dismiss Valdez’s claim that the Company fraudulently induced him to enter into the Consulting Agreement. The Court also dismissed the claim against Mr. Abbott. On June 25, 2012, the Company entered into a settlement agreement and made a $150,000 payment to the plaintiff for release of all claims and charged this expense to general and administrative expenses for the year ended December 31, 2012. Accordingly, the United States District Court in the Central District of California issued an Order to Dismiss with Prejudice on July 2, 2012.

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

By letter dated October 23, 2012, a third party accused the Company of breach of contract and infringement of trademark. The Company recorded a contingent liability of $1 million for the probable settlement of this matter to accrued expense and other liabilities and charged this expense to general and administrative expenses for the year ended December 31, 2012. In settlement of the matter, on March 21, 2013 the Company paid $400,000 to the third party and issued a non- interest bearing $600,000 note payable that was convertible solely at the option of the Company into shares of its common stock (see Note 8).

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 10—Convertible Preferred Stock

On June 30, 2008, the Company entered into a transaction with Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”) terminating the Corporate Sponsorship and Management Services Agreement (the “CSMSA”). In consideration for the Transaction, the Company issued the Organization 25,000 shares of Series A Preferred Stock, par value $0.001, (the “Original Series A”). Dividends on the Original Series A accrued from the date of issuance at the rate per annum of 4.46% on the Stated Value ($100 per share) and were cumulative. On May 12, 2011 the preferred stock was converted to 336,927 of common shares at the election of the Organization and dividend accrual terminated at the date of the conversion. On August 22, 2011, November 28, 2011, and January 18, 2012, $100,000, $50,000, and $100,000 respectively, partial dividend payments were made to the Organization. Accrued dividends were $69,455 at September 30, 2013 and December 31, 2012, respectively.

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

Note 11—Common Stock

The Company issued 122,685 shares of common stock in connection with the exercises of stock options during the nine months ended September 30, 2013 (see Note 13). During the nine months ended September 30, 2013, the Company issued 1,002,147 common shares in connection with the exercises of warrants (see Note 14) and 306,122 common shares to MEETMOI as a result of the conversion of the note payable to shares of the Company’s common stock (see Note 8).

Note 12—Earnings (Loss) per Common Share

The Company computes and presents net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic loss per share, is computed by dividing net earnings (loss) by the weighted average number of the Company’s common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share is computed by reflecting the potential dilution from the exercise of in-the-money stock options, unvested restricted stock, warrants and convertible preferred stock.

At September 30, 2013 and 2012 all potentially dilutive securities, in-the-money stock options unvested restricted stock, warrants and convertible preferred stock, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding as of the dates presented, but not included in the calculation of diluted loss per share:

	September 30,	September 30,
	2013	2012
Stock options	8,997,696	9,651,657
Unvested Restricted Stock Awards	1,365,500	-
Warrants	3,052,953	4,200,000
Convertible preferred stock	1,479,949	1,479,949
Totals	14,896,098	15,331,606

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 13—Stock-Based Compensation

The fair values of share-based payments related to stock options are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Stock based compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award. During 2013 and 2012, the Company continued to use the simplified method to determine the expected option term since our stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our stock-based compensation expense could be materially different in the future.

Stock based compensation expense includes incremental stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$103,521	$95,399	$266,663	$256,662
Product development and content	583,523	475,616	1,175,680	1,426,332
General and administrative	163,598	455,555	1,319,223	1,222,161
Total stock-based compensation for continuing operations	850,642	1,026,570	2,761,566	2,905,155
Total stock-based compensation for discontinued operations	-	-	-	151,506
Total stock-based compensation for vesting of options and awards	$850,642	$1,026,570	$2,761,566	$3,056,661

As of September 30, 2013, there was approximately $3.7 million of total unrecognized compensation expense related to stock options which will be recognized over a period of less than two years. As of September 30, 2013, the Company had approximately $2.1 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3 years.

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 13—Stock-Based Compensation - continued

Stock-Based Plans

2012 Omnibus Incentive Plan

Stock Options

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under our Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of September 30, 2013, there were approximately 6.1 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	187,375	$2.86
Granted	914,000	$1.89
Exercised	-	$-
Forfeited or expired	(43,500)	$3.21
Outstanding at September 30, 2013	1,057,875	$2.01	9.6	$93,785
Exercisable at September 30, 2013	106,375	$2.86	8.7	$-

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average volatility	86%	83%	86%	84%
Weighted-average risk-free interest rate	1.55%	0.68%	1.21%	0.64%
Weighted-average expected life in years	5.8	5.8	5.8	5.6
Dividend yield	-%	-%	-%	-%

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 13—Stock-Based Compensation - continued

Restricted Stock Awards

The Company granted 150,000 and zero RSAs during the three months ended September 30, 2013 and 2012, respectively. The Company granted 1,458,000 and zero RSAs during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSAs of approximately $198,000 and zero for the three months ended September 30, 2013 and 2012, respectively. A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2013 is as follows:

RSA's	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2012	-	$-
Granted	1,458,000	$1.79
Exercised	-	$-
Forfeited or expired	(92,500)	$-
Outstanding at September 30, 2013	1,365,500	$1.79
Unvested at September 30, 2013	1,365,500	$1.79

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

A summary of stock option activity under the 2006 Stock Plans during the nine months ended September 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012 (1)	8,452,340	$2.56
Granted	-	$-
Exercised (2)	(122,685)	$1.00
Forfeited or expired	(849,872)	$4.56
Outstanding at September 30, 2013 (3)	7,479,783	$2.38	5.9	$3,362,457
Exercisable at September 30, 2013 (4)	5,968,883	$1.95	5.3	$3,362,457

(1)	Includes 135,531 outstanding options to purchase common stock at a weighted average exercise price of $3.62 per share being held by consultants.
(2)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.
(3)	Includes 115,531 options granted to purchase common stock at a weighted average exercise price of $4.08 per share being held by consultants.
(4)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 13—Stock-Based Compensation - continued

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 were approximately $116,000 and $412,000, respectively.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. A summary of Non-Plan option activity during the nine months ended September 30, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2013	443,038	$1.34	6.4	$208,228
Exercisable at September 30, 2013	443,038	$1.34	6.4	$208,228

Note 14—Warrants

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to our then Chief Executive Officer. These warrants were still outstanding on September 30, 2013 and expire in March 2016. During March 2006, the Company issued three series (Series 1, 2 and 3) of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $2.87, $4.00, and $7.00 as compensation for certain strategic initiatives, including acquiring the services of our then Chief Executive Officer. The Series 1 warrant was exercised in 2006. Of the remaining warrants 50% (1,000,000) were owned by RSI. Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the RSI Note of $263,690, to be amortized over the life of the RSI Note, (see Note 8). The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised its warrants.   At September 30, 2013, the RSI Warrants have been fully exercised and are of no further force or effect.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term: (years)	6.0
Expected dividend yield:	—
Expected volatility:	105.7%

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 14—Warrants - continued

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in October 2016 and were outstanding as of December 31, 2012. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased. On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable (see Note 8).   MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013. For the nine months ended September 30, 3013 400,002 warrants were forfeited. At September 30, 2013, MATT Warrants totaling 1,597,851 were outstanding.

On April 29, 2013 the Company issued warrants to the lender in conjunction with a loan and security agreement with an initial aggregate exercise value of $400,000, which increases by $100,000 with the first tranche and by $150,000 with the second and third tranche draw down of the loan (see Note 8). The warrant exercise price will be the lesser of $1.96, and the price per share of the Company common stock issued in the next equity placement of the Company’s stock to occur after April 29, 2013, excluding any conversion of the March 21, 2013 Convertible Note Payable (see Note 8). The warrants expire on February 28, 2024 and include a cashless exercise provision. The aggregate exercise value of warrant is fixed at $500,000 with the initial drawn down of the Company’s loan, the exercise price of $1.96 is considered variable, and the number of warrants is a factor of the exercise value divided by the exercise price per warrant. The Company recorded the warrant as paid in capital after evaluation of the equity classification.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	1.96%
Expected term: (years)	10.0
Expected dividend yield:	—
Expected volatility:	90.4%

A summary of warrant activity for the nine months ended September 30, 2013 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2012	4,200,000	$2.98
Granted	255,102	$1.96
Exercised	(1,002,147)	$2.75
Forfeited or expired	(400,002)	$2.75
Outstanding at September 30, 2013	3,052,953	$3.00
Exercisable at September 30, 2013	3,052,953	$3.00

MEETME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 - continued

 (Unaudited)

Note 15—Transactions with Affiliates

Alonso Ancira serves on our Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of the Organization, is the Chairman of the Board of Directors of MATT, a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT. The Company has participated in several significant transactions with MATT, the Organization and AHMSA. See Note 8 – Long term Obligations, Note 10 – Convertible Preferred Stock, and Note 14 – Warrants. These relationships do not qualify as related parties for accounting purposes under GAAP.

The Company earned $6.0 million of Social Theater revenue for the nine months ended September 30, 2012 from MATT. The Company did not have Social Theater revenue for the nine months ended September 30, 2013 from MATT or its parent company, AHMSA. At December 31, 2012, approximately $6.0 million of our combined accounts receivable were from AHMSA and MATT.

Note 16- Significant Customers and Concentration of Credit Risk

During the nine months ended September 30, 2013 and 2012, one non-affiliate customer, an advertising aggregator, comprised approximately 30% and 24% of total revenues, respectively. For the nine months ended September 30, 2013 and 2012 an affiliate customer, a principal shareholder of the Company, MATT and its parent company, comprised zero and approximately 17%, respectively, of total revenues. The non-affiliate and affiliate customers comprised approximately 13% and 47% of total accounts receivable as of September 30, 2013 and September 30, 2012, respectively.

Note 17—Subsequent Events

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (the “Agreement”). The Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated.

Pursuant to the Agreement, Pinsight has the right and obligation to fill all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android (the “App”). The Agreement does not apply to other mobile apps or virtual currency features on the App, including without limitation, offer wall features and the Company’s Social Theater business. The Agreement contemplates the Company’s existing ad logic on the App. If the Company wishes to increase the number, type, frequency or scope of impressions on the App (“Additional Inventory”), it must first notify Pinsight and upon Pinsight’s written consent, said Additional Inventory will become subject to the Agreement.

Pinsight will pay for all ad requests that the Company delivers, whether or not Pinsight fills them. Pinsight will pay specified CPM rates depending on the type of ad; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to the Company a percentage of gross revenue relating to international ad impressions in excess of such amount. The stated CPM rates for certain ads are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such ads will be excluded from the Agreement.

Prior to April 1, 2014, Pinsight will pay the Company’s invoices within ninety days; after such date, Pinsight will pay Company’s invoices within sixty days. Pinsight assumes all risk in regards to collection of all applicable advertiser fees with respect to all advertising inventory and may not delay payment to the Company as a result of non-collection or delay of payment by the advertisers. Pinsight will comply with the Company’s advertising editorial guidelines as in effect from time to time.

The Company may terminate the Agreement upon written notice if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in the Company’s sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of ads on the App causes a diminution in the App user experience. Either party may terminate the Agreement (a) if the other party undergoes a change of control, (b) upon certain breaches by the other party, subject to cure periods, or (c) the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2012 and in our Current Reports on Form 8-K filed with the SEC on May 1, 2013, October 1, 2013 and November 6, 2013. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

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

Through the Live Feed and other features such as Locals and Match, users are able to discover relevant people around them. Once users connect through a feature, some portion of those users will take other actions with respect to particular users such as viewing their profiles and sending them messages. The platform’s health is a function of its number of active users, the number of new users joining per day, and the average revenue per user.

Trends in Our Operating Metrics

We measure site and application in terms of monthly active users (MAUs), visits and page views. We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement. A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended September 30, 2013 and September 30, 2012, the total MeetMe MAUs were approximately 5.34 million and 3.94 million, respectively. MeetMe visits were approximately 968 million and 370 million, respectively for the quarters ended September 30, 2013 and September 30, 2012. MeetMe registered users numbered approximately 117 million and 89 million, respectively, for the quarters ended September 30, 2013 and September 30, 2012. MeetMe visits and page views exclude user visits and page views from iPhone users for the quarter ended September 30, 2012 because reliable data could not be tracked for that period.

Trends in Our User Metrics

We measure activity on our sites in terms of MAUs, daily active users (DAUs), average revenue per user (ARPU), average revenue per daily active user (ARPDAU), visits and page views. We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the month of measurement. We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet such as the iPad during the day of measurement. We define ARPU as the average revenue per average monthly active user for web and mobile. We define ARPDAU as the average revenue per average daily active web or mobile user. Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions. A page view is a page that a user views during a visit.

For the quarter ended September 30, 2013, MeetMe averaged 2.66 million mobile MAUs and 5.34 million total MAUs, as compared to 1.95 million mobile MAUs and 3.94 million total MAUs on average for the quarter ended September 30, 2012 and net increases of over 0.71 million and 1.40 million in mobile and total MAUs, respectively. Increases of approximately 37% for mobile and 36% for total MAUs, and international expansion and marketing. Mobile DAUs increased 112,000 to 790,000 for the quarter ended September 30, 2013, a 16% improvement, from 678,000 in the third quarter of 2012. For the quarter ended September 30, 2013, MeetMe averaged 1.14 million total DAUs, as compared to 1.11 million total DAUs on average for the quarter ended September 30, 2012, a net increase of approximately 30,000 total DAUs, or 3%.

We believe the shift of our audience from web to mobile is an important driver of our business. Our growth is largely driven by our mobile audience, which we currently monetize at lower rates than our web audience. We averaged 5.34 million MAUs on MeetMe in the third quarter 2013, flat to the second quarter of 2013. Our user base generated over 10.8 billion total page views in the third quarter of 2013, an upturn from the 10.4 billion page views in the same period of 2012.   The decline in web revenue is gradually being offset by growing mobile revenues. We have successfully increased our mobile ARPDAU by 42% to $0.040 for the quarter ended September 30, 2013 from $0.028 for the quarter ended September 30, 2012. Our ability to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

For the quarter ended September 30, 2013, MeetMe earned an average of $1.44 in ARPU on the web and $1.10 in ARPU in our mobile applications, as compared to $2.34 in web ARPU and $0.91 in mobile ARPU for the quarter ended September 30, 2012. We believe the decline in ARPU between the quarters ended September 30, 2013 from 2012 is primarily due to lower web and mobile advertising revenue brought about from the transition to mobile access and increased international users with lower initial monetization rates. For the quarter ended September 30, 2013, the Company earned an average of $0.130 in web ARPDAU and $0.040 in mobile ARPDAU, as compared to $0.142 in web ARPDAU and $0.028 in mobile ARPDAU for the quarter ended September 30, 2012.

Third Quarter 2013 Highlights:

●	Revenue for the quarter was $10.1 million, advancing 6% sequentially from the second quarter of this year.

●

Mobile revenue reached another quarterly record of $2.9 million, up 65% year-over-year and 12% sequentially from the second quarter of 2013. Mobile ad impressions served in the third quarter were 6.4 billion, up by approximately 1.5 billion sequentially from 4.9 billion in the second quarter of 2013, with third quarter growth driven largely by expansion of Native Advertising.

●	Net loss in the quarter improved to $1.5 million or $0.04 per share, compared with a net loss of $2.6 million or $0.07 per share in the third quarter of 2012.

●

Adjusted EBITDA was a positive $696,000, increasing sequentially for the second consecutive quarter, and up from $95,000 in the third quarter a year ago. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below)

●	Cash and Cash Equivalents totaled $8.7 million at September 30, 2013, up from $8.3 million at June 30, 2013.

Factors Affecting Our Performance

●

Number of MAUs and DAUs:  We believe our ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those ads, and the volume of virtual currency and subscription purchases, as well as our expenses and capital expenditures.

●

User Engagement:  We believe changes in user engagement patterns affect our revenue and financial performance. Specifically, the number of visits and page views each MAU or DAU generates affects the number of advertisements we are able to display and therefore the rate at which we are able to monetize our active user base.  We continue to create new features and enhance existing features to drive additional engagement.

●

Platform Trends:  We believe increasing use of MeetMe on mobile devices affects our revenue and financial results, as we currently display fewer ads on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market. Increasing smart mobile device users provides opportunity for increased revenue. Mobile device users have a higher propensity to browse and engage in social media resulting in a greater share of time spent online happening on mobile devices. The majority of smart phone and tablet owners access social media from their devices through apps which are optimized for small-screen environment rather than the traditional fixed web access. The ratio of smart phone users is overtaking that of traditional phone users and a similar growth trend can be seen for the use of tablets compared to personal computers. Improving the rate at which we monetize our growing mobile traffic is a key priority, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The acceleration in our user access to mobile impacted revenues negatively in the first nine months of 2013 and we expect the impact to gradually abate as mobile monetization continues to mature and as the mobile advertising market grows.

●

Advertising Rates:   Similar to many other publishers, the revenue we earn per thousand ad impressions (CPM) on the web is on a downward trend, while CPM in our mobile applications has been rising, but remains significantly lower as compared to the web. Our revenue and financial results are materially dependent on these broader industry trends, and to the extent CPM continues declining on the web and is not offset by the rising CPM on mobile, our operating results may be impacted. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue. The Company’s mobile applications have increased our mobile native advertising unit inventory available for advertisers.

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

●

New User Sources:  We believe the percentage of our new users that are acquired through inorganic paid sources has a material impact on our financial performance, specifically with regard to ARPU for web and mobile. Inorganically acquired users tend to have lower engagement rates, generate fewer visits and ad impressions and are less likely to buy virtual currency products. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically acquired users, but the rate at which we monetize the average active user overall declines as a result.

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

●

Increased Social Theater Competition:  A significant portion of the revenue generated by Social Theater is derived from advertising campaigns that run on our partners’ cross-platform networks and not on MeetMe.com.  A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, may make it difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

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

●

Headcount:   We expect to leverage and supplement our current talent pool through managed growth. We plan to hire additional software engineers, other personnel with technology expertise, and sales personnel to support mobile and international expansion.

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

Recent Changes in our Senior Management

On September 3, 2013, Gavin Roy resigned as Chief Technology Officer of the Company. Mr. Roy has agreed to continue to assist the Company over the coming months in a non-executive capacity and will work with the Company’s Chief Executive Officer, Geoff Cook, on certain transition projects.

Also on September 3, 2013, Richard Friedman joined the Company as Chief Technology Officer. Mr. Friedman was formerly Chief Technology Officer of Stuzo, Inc., from March 4, 2013 to August 23, 2013. Mr. Friedman had served as MeetMe’s Vice President, Software Engineering, from November 10, 2011 to March 1, 2013. Mr. Friedman was appointed to that position in connection with the myYearbook merger. From December 2008 until the merger, Mr. Friedman served as the Vice President and Director of Software Engineering of myYearbook. From February 2008 to December 2008, Mr. Friedman was a founder of Ringside Networks, a social networking open source startup. From December 2004 to February 2008, Mr. Friedman held product manager roles at JBoss and its acquirer Red Hat for their respective systems management technology. From March 2003 to December 2004, Mr. Friedman served as First Vice President at Bank One and its acquirer JP Morgan Chase. From 1997 to 2004, Mr. Friedman held multiple roles, including Chief Technologist Bluestone Division, Director of Rich Media Technology and Senior Integration Architect, at Bluestone Software and its acquirer Hewlett-Packard.

Discontinued Operations from Quepasa Games

On June 30, 2012, the Company discontinued its games development and associated intellectual properties creation operations.  Accordingly, games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement existed, the sales price was fixed or determinable, collectability was reasonable assured, and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

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

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	Three Months Ended September 30,
	2013	2012	2013 to 2012 Change ($)

Revenues	$10,073,309	$11,598,432	$(1,525,123)

Operating Costs and Expenses
Sales and marketing	1,876,240	2,656,955	(780,715)
Product development and content	6,817,591	7,883,987	(1,066,396)
General and administrative	1,536,939	2,001,950	(465,011)
Depreciation and amortization	1,108,856	1,025,421	83,435
Restructuring costs	-	353,555	(353,555)
Operating Expenses	11,339,626	13,921,868	(2,582,242)
Loss from Operations	(1,266,317)	(2,323,436)	(1,057,119)

Other Income (Expense):
Interest income	2,503	3,866	(1,363)
Interest expense	(222,777)	(280,852)	(58,075)
Other income	-	8,581	(8,581)
Total Other Income (Expense)	(220,274)	(268,405)	(48,131)

Net loss	$(1,486,591)	$(2,591,841)	$(1,105,250)

Results of Operations for the Three-Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

Our revenues were approximately $10.1 million, for the three months ended September 30, 2013, a decrease of $1.5 million or 13% compared to $11.6 million for the same period in 2012. The net decrease in non-affiliated revenue is attributable to decreases of approximately $2.4 million in web advertising and virtual currency products, and offset by a net increase of $0.7 million mobile advertising and virtual currency product revenues.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $781,000, or 27%, to approximately $1.9 million for the three months ended September 30, 2013 from $2.7 million for the same period in 2012. Decreased sales and marketing expenses are primarily attributable to cost reductions of $328,000 attributable to decreased sales and marketing salaries, sales commissions, related expenses and stock compensation costs for decreased sales staff, and due to decreased advertising and marketing expenses of $470,000.

Product Development and Content: Product development and content expenses decreased approximately $1.1 million, or 14%, to $6.8 million, for the three months ended September 30, 2013 from $7.9 million for the three months ended September 30, 2012. The net decrease in product development and content expense is attributable to a net reduction of $600,000 of third party content costs for cross platform Social Theater affiliate campaigns The drop for the quarter ended September 30, 2013 expenses also reflects cost reductions of approximately $359,000 associated with decreases in salary, bonuses, related expenses, and stock compensation costs for decreased workforce.

General and Administrative: General and administrative expenses decreased $465,000, or 23%, to $1.54 million for the three months ended September 30, 2013 from $2.00 million for the same period in 2012. The aggregate decrease in general and administrative costs is due to reductions of approximately $300,000 from stock-based compensation expense, and $150,000 to lower salary and bonus expense.

Stock Based Compensation

Stock based compensation expense included in the operating expense by category, decreased approximately $176,000 to $851,000 for the three months ended September 30, 2013 from $1,027,000, for the three months ended September 30, 2012. The decrease is primarily the result of reversals of unvested stock compensation for terminated employees related to the reduction in workforce that took place May 1, 2013.

	Three Months Ended September 30,		2013 to 2012 Changes ($)
	2013	2012
Sales and marketing	$103,521	$95,399	$8,122
Product and content development	583,523	475,616	107,907
General and administrative	163,598	455,555	(291,957)
Total stock based compensation	$850,642	$1,026,570	$(175,928)

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $83,000 to $1.1 million for the three months ended September 30, 2013 from $1.0 million for the three months ended September 30, 2012. The increase is primarily due to the depreciation and amortization of tangible and intangible assets associated with the server and computer equipment acquisitions made in 2012 and 2013.

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,
	2013	2012	2013 to 2012 Change ($)

Revenues	$27,361,901	$35,049,022	$(7,687,121)

Operating Costs and Expenses
Sales and marketing	5,405,910	6,099,594	(693,684)
Product development and content	19,543,611	22,605,195	(3,061,584)
General and administrative	5,759,498	6,325,796	(566,298)
Depreciation and amortization	3,280,843	2,888,960	391,883
Restructuring costs	2,540,896	891,499	1,649,397
Loss on debt restructure	1,174,269	-	1,174,269
Operating Expenses	37,705,027	38,811,044	(1,106,017)
Loss from Operations	(10,343,126)	(3,762,022)	(6,581,104)

Other Income (Expense):
Interest income	7,856	13,758	(5,902)
Interest expense	(578,345)	(867,136)	288,791
Other income	-	9,611	(9,611)
Total Other Income (Expense)	(570,489)	(843,767)	273,278

Net loss from continuing operations	$(10,913,615)	$(4,605,789)	$(6,307,826)
Net loss from discontinued operations	$-	$(3,680,627)	$(3,680,627)
Net loss	$(10,913,615)	$(8,286,416)	$(2,627,199)

Results of Operations for the Nine-Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

Our revenues were approximately $27.4 million, for the nine months ended September 30, 2013, a decrease of $7.7 million or 26% compared to $35.1 million for the same period in 2012. Revenues for the nine months ended September 30, 2012 included $6 million of Social Theater revenue from MATT. The Company did not have Social Theater revenue from affiliates for the nine months ended September 30, 2013. Our revenue from non-affiliates of $27.4 million, for the nine months ended September 30, 2013, decreased approximately $1.7 million, or 6%, from the same period in 2012. The decline in revenue is also attributable to a deceleration in web advertising and web virtual currency product revenues of $4.4 million and reductions in Social Theater revenue due to timing of campaign substantially offset by an increase of $3.6 million in mobile virtual currency product and advertising revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $694,000, or 11%, to approximately $5.4 million for the nine months ended September 30, 2013 from $6.1 million in 2012. Decreased sales and marketing expenses are primarily attributable to a decrease of approximately $200,000 in salaries and a decrease in advertising and marketing expenses of $400,000.

Product Development and Content: Product development and content expenses decreased approximately $3.1 million, or 14%, to $19.5 million, for the nine months ended September 30, 2013 from $22.6 million in 2012. The net decrease in product development and content expense is attributable to a net reduction of $2.0 million of third party content costs for cross platform Social Theater affiliate campaigns. The decrease in the nine months ended September 30, 2013 expenses also reflects cost reductions of approximately $781,000 associated with (i) decreases in salary, bonuses, related expenses, and stock compensation costs for decreased domestic workforce, (ii) cost savings achieved with the closure of our former Mexico service center and related workforce reduction, (iii) migration and merger of Quepasa.com, and (iv) $300,000 in the cost of the Company’s platform language internationalization projects which were ongoing during 2012 and completed in the first quarter of 2013.

General and Administrative: General and administrative expenses decreased $566,000, or 9%, to $5.8 million for the nine months ended September 30, 2013 from $6.3 million for the same period in 2012. The aggregate decrease in general and administrative costs is due to reductions of approximately $201,000 in trade receivable write-offs attributable to improved monitoring and collection processes; $187,000 in legal settlement costs; and a net decrease of $196,000 in travel costs, professional service fees, office expenses, and administrative costs.

Stock Based Compensation

Stock based compensation expense for continuing operations, included in the operating expense by category, decreased approximately $144,000 to $2.8 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012. The net decreased is primarily the result of approximately $564,000 of accelerated stock compensation attributable to the immediate vesting of stock options for the Company’s former Chief Executive Officer and Chief Financial Officer at March 31, 2013 offset substantially by the reversals of unvested stock compensation for terminated employees related to the reduction in workforce that took place on May 1, 2013. Stock based compensation expense for discontinued operations, included in the loss from discontinued operations category, was approximately $152,000 for the nine months ended September 30, 2012 and zero for the same period in 2013 and the decreased expense is attributable to employees terminated in 2012. Stock based compensation expense for continuing operations represented 7% of operating expenses for the nine months ended September 30, 2013, and 2012, respectively. As of September 30, 2013, there was approximately $3.7 million and $2.1 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	Nine Months Ended September 30,		2013 to 2012 Changes ($)
	2013	2012
Sales and marketing	$266,663	$256,662	$10,001
Product and content development	1,175,680	1,426,332	(250,652)
General and administrative	1,319,223	1,222,161	97,062
Total stock based compensation for continuing operations	2,761,566	2,905,155	(143,589)
Total stock based compensation for discontinued operations	-	151,506	(151,506)
Total stock based compensation	$2,761,566	$3,056,661	$(295,095)

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $392,000 to $3.3 million for the nine months ended September 30, 2013 from $2.9 in the nine months ended September 30, 2012. The increase is due to the depreciation and amortization of tangible and intangible assets associated with the server and computer equipment acquisitions made in 2012 and 2013.

Restructuring Costs

For the three and nine months ended September 30, 2013 and 2012, restructuring costs were approximately $0 and $2.5 million and $354,000 and $891,000, respectively, including the accrual of the exit cost of non-cancellable leases, employee exit and relocation costs, excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. The Company expects to pay approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Discontinued Operations- Quepasa Games

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Games Revenues	$-	$-	$-	$840,190
Games expenses	-	-	-	1,032,366
Product development and content	-	-	-	552,563
Depreciation and amortization	-	-	-	16,102
Exit costs	-	-	-	431,418
Loss on disposable of assets	-	-	-	48,084
Stock-based compensation	-	-	-	151,508
Loss on impairment of goodwill	-	-	-	2,288,776
Total	-	-	-	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$-	$-	$-	$(3,680,627)

There were no revenues or related expenses from discontinued games operations for the three and nine months ended September 30, 2013. The games revenues and related games expenses for 2012 represented operations for less than six full months. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games operations were discontinued on June 30, 2012.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$712,978	$(656,209)
Net cash used in investing activities	(16,946)	(573,010)
Net cash provided by (used in) financing activities	2,982,982	(1,561,992)
	$3,679,014	$(2,791,211)

Net cash provided by operations was approximately $713,000 for the nine months ended September 30, 2013 compared to cash used by operations of $656,000 for the same period in 2012. For the nine months ended September 30, 2013, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $10.9 million offset by non-cash expenses of approximately $3.3 million from depreciation and amortization expense, $2.8 million related to stock based compensation, $1.1 million of loss on debt restructure, and $80,000 in amortization of discounts on notes payable and debt issuance costs offset by a $90,000 recovery on bad debt allowances. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases in accounts receivable of approximately $2.4 million resulting from collections, $650,000 in prepaid expenses and other current assets, and increase in accounts payable and accrued expenses of $958,000, and $492,000 in deferred revenues.

For the nine months ended September 30, 2012, net cash provided by continuing operations consisted primarily of a net loss of approximately $4.6 million, offset by non-cash expenses of $2.9 million of depreciation and amortization expenses and $2.9 million related to stock based compensation, $145,000 in amortization of discounts on notes payable and debt issuance costs, and $216,000 net write off of accounts receivable and allowance adjustments. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases of approximately $275,000 in restricted cash and $182,000 in prepaid expenses, and other current assets and other assets, increases of $2.0 million in accounts payable and accrued expenses and deferred revenues of $156,000 offset by an increase of $4.4 million in accounts receivable. Net cash used in discontinued operations of Quepasa Games of approximately $1.1 million consisted of a net loss from discontinued operations of $3.7 million offset by noncash expenses of $2.3 million loss on impairment of goodwill impairment, of $152,000 related to stock based compensation for the vesting of stock options, of $48,000 loss on disposal of property and equipment, and of $16,000 of depreciation and amortization. Additionally, changes in working capital from discontinued operations of $34,000 decreased the net cash used for discontinued operations.

Net cash used in investing activities for the nine months ended September 30, 2013 of approximately $17,000, was due to capital expenditures of $129,000 for computer equipment to increase capacity and improve performance offset by $112,000 of loan receivable payments received from BRC. Net cash used in investing activities in the nine months ended September 30, 2012 of approximately $573,000 was attributable to payments of $492,000 primarily for computer servers to provide redundant backup for content and increase capacity and of $125,000 for the purchase of a trademark, offset by $44,000 of loan receivable payments received from BRC. Net cash used in investing activities in the nine months ended September 30, 2013 and 2012 exclude approximately $499,000 and $1.8 million, respectively, of computer equipment purchased using capital leases.

Net cash provided by financing activities in the nine months ended September 30, 2013 of approximately $3.0 million was due to $5.0 million drawn on the growth capital loan, offset by $1.6 million of debt payments, and $566,000 of capital lease payments offset by $123,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2013 excludes the $6 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions. Net cash used in financing activities in the nine months ended September 30, 2012 of approximately $1.6 million was due to $1.9 million of debt payments, and a $100,000 preferred stock dividend payment offset by $630,000 proceeds from the exercise of stock options.

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$8,682,241	$5,022,007
Total assets	$96,340,010	$104,434,667
Percentage of total assets	9%	5%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of September 30, 2013, the Company had positive working capital of approximately $5.0 million. The reduction in the Company’s working capital is primarily attributable to the offset of $6 million in accounts receivable and the cancellation of subordinate note payable with accrued interest from MATT. As of the date of November 6, 2013, the Company had a cash balance of approximately $7.7 million.

The Company may borrow up to $6 million of debt from financial institutions and under capital leases through its Loan and Security Agreement, provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  As of the date of November 6, 2013, the Company owed approximately $7.2 million on its loans payable of which $613,000 is due through September 2014, and $4.8 million through April 2016.

During the nine months ended September 30, 2013, the Company entered into capital leases with an approximate aggregate original principal amount of $449,000. Together with capital leases that were previously entered into by the Company, as of November 6, 2013, the Company had a $1.8 million in principal amount of capital lease indebtedness, of which approximately $613,000 is due through September 30, 2014.

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

We have budgeted capital expenditures of $750,000 for the remainder of 2013, funded primarily through capital leases, which will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Contractual Obligations

Our principal commitments consist of obligations for debt, capital and operating leases for equipment and office and data center facilities. There were no material changes in our commitments under contractual obligations for the quarter ending September 30, 2013 to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Loss from Continuing Operations Allocable to Common Shareholders	$(1,486,591)	$(2,591,841)	$(10,913,615)	$(4,605,789)
Interest expense	222,777	280,852	578,345	867,136
Depreciation and amortization	1,108,856	1,025,421	3,280,843	2,888,960
Stock based compensation expense	850,642	1,026,570	2,761,566	2,905,155
Restructuring costs	-	353,555	2,540,896	891,499
Loss on debt restructure	-	-	1,174,269	-
Adjusted EBITDA (loss)	$695,684	$94,557	$(577,696)	$2,946,961

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue from purchased mobile virtual currency products	$975,295	$605,566	$2,734,480	$1,288,249
Change in deferred revenue	148,528	66,916	463,041	158,621
Mobile bookings	$1,123,823	$672,482	$3,197,521	$1,446,870

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

For a complete discussion of our critical accounting policies, judgments and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. There have not been any material changes in our critical accounting estimates or accounting policies since December 31, 2012.

Accounting Pronouncements

During the quarter ended September 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in market risk during the three months ended September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. There were no material changes in litigation during the nine months ended September 30, 2013.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risks and information set forth on our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 1, 2013, October 1, 2013 and November 6, 2013, in evaluating our business, financial position, future results and prospects. The risks described in these filings are not the only risks we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2013, the Company exercised its right to convert a $600,000 note it had issued to MeetMoi LLC on March 21, 2013 (the “MeetMoi Note”) in settlement of a contract and trademark dispute. The Company subsequently issued MeetMoi LLC 306,122 shares of its common stock at $1.96 per share (the “Securities”). The Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 promulgated under the Securities Act. MeetMoi LLC is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits – TO BE UPDATED FOR NEW AGREEMENTS

(a)  Exhibit Index.

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Roy Employment Agreement Amendment No. 1*				Filed
10.2	Friedman Employment Agreement *				Filed
10.3#	Media Publisher Agreement with Beanstock Media Inc.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Furnished**
31.2	Certification of Principal Financial Officer (Section 302)				Furnished**
32.1	Certification of Principal Executive Officer (Section 906)				Furnished**
32.2	Certification of Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

*  Management contract or compensatory plan or arrangement.

**  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

MeetMe, Inc.

November 8, 2013	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

November 8, 2013	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)