Form 10-K
period 2013-12-31
MeetMe, Inc.
filed 2014-03-25
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

☐ Yes   ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes   ☑No

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

☐Yes       ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $44,601,115 based upon the last reported sale price of $1.63 per share on June 28, 2013, on the NYSE MKT.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 14, 2014, was 38,477,359.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement is required to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

MEETME, INC.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

MeetMe, Inc. (the “Company”, “MeetMe”, “us” or “we”) is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, virtual currency, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, MeetMe is creating the social network not of the people you know but of the people you want to know. We believe meeting new people is a basic human need, especially for users aged 18-30, when so many long-lasting relationships are made. There are more than one billion people aged 18-30 worldwide with more than 50 million such people in the United States.

We believe that we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows the number of users in a location, we believe users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

BUSINESS OVERVIEW

How We Create Value for Users

The Company believes that it is in the earliest days of a tremendously large opportunity – to be the mobile version of the bar or coffeehouse, the service of choice among youth to find fun new people to meet and chat with. Our end goal is to be the conduit for connecting people to each other for the over 50 million people aged 18-30 in the United States and the more than one billion worldwide.

MeetMe is the bar or coffeehouse, a casual gathering place for a mobile generation. We seek to build the most engaging experiences for the largest number of users. We are unashamedly free, monetizing via an industry-leading mobile monetization infrastructure. We are vastly different from companies like Match.com, Zoosk, and Spark.

A survey of 11,000 MeetMe users indicates that 89% of people prefer to start relationships as friends. The difference between a subscription dating site and MeetMe is the difference between a singles bar and the neighborhood bar. People feel comfortable using MeetMe to make friends, socialize, and chat. Ultimately, the comfort level drives higher engagement and retention.

We believe a dramatic shift is underway in the multi-billion dollar dating industry, and that the industry is anchoring towards free with lowered pricing and dramatic investments in free services by existing players. We believe the subscription-dating model is ultimately compromised because it leads to massive churn by its nature. Churn ultimately reduces daily active users, or DAUs, and restricts user density. The density of users within a geographic area is critical to developing a strong meet-new-people service. Ultimately, the network effect in a meet-new-people service comes down to having nearby, highly relevant users to recommend.

MeetMe has a singular focus on attracting and monetizing the vast majority of users through superior products. We are not burdened by legacy subscription products, and we believe we are as well positioned as any company to build the global brand for meeting new people. Ultimately, our success will depend in large part, as it does every year, on our ability to continue to execute against an aggressive product pipeline.

More than one million people use MeetMe every day to meet new people in their local communities or anywhere in the world. These DAUs are increasingly choosing to access MeetMe on their mobile devices, in many cases logging in multiple times per day in order to interact with people they have met on MeetMe.

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

●

Profile:   A user’s profile represents his or her identity within MeetMe.  Basic demographic information is highlighted, along with a user-generated “About Me” blurb, while activities within social discovery applications, such as Live Feed and Ask Me, are also featured prominently.  Profile pages are one of the most popular areas on MeetMe for members to interact with one another.

●	Chat: MeetMe provides a robust Messages product for private one-on-one communication between MeetMe users. Over 200 million messages are sent per month.

●

Friends:  Within the Friends section, members interact with the friends they have made on MeetMe, accept new friend requests from MeetMe members, and invite their real-world friends to the service. Over two million new friend connections are made per day.

Social Discovery Products

MeetMe’s social discovery products are a unique blend of applications that facilitate interactions among members. They are the key vehicles through which we make it fun and easy to meet new people.

●

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

●

Locals:  Locals showcases nearby, recently active members (filtered by age and gender preferences) that a member may want to meet.  Because it displays members sorted by proximity to the viewing user, Locals is where MeetMe members go to discover and potentially meet the people geography closest to them.

●

Ask Me:  Ask Me helps members get to know each other by asking and answering questions in a structured manner.  Answers can be posted to Live Feed to let others join the conversation.  Over eight million questions are answered every month.

●	Match: The Match application lets members find their secret admirer through a highly engaging guessing game. Over 1.5 million matches are made every day.

Virtual Currency Products

MeetMe features a virtual currency called Credits, which users can buy directly or earn by completing third-party offers, and several virtual products that users must spend Credits to access or use.  Additionally, MeetMe offers a subscription product, MeetMe+, which is currently available only on our mobile apps.

●

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

●

Live Feed Spotlight:  The Feed Spotlight enables users to spend Credits in order to “pin” their post to the top of Live Feed for a limited period of time, thus driving more views, likes, and comments for their content. Spotlighted posts are targeted to a given geographic region and age group.

●

Match Spotlight:  The Match Spotlight product drives more attention and activity within the Match game by prioritizing purchasers to be shown more often to potential matches.  Over 1.2 million matches are made every day in the Match game.

●

MeetMe+:  MeetMe+ is a subscription product, available only on our mobile apps, that gives members extra privileges on MeetMe, including virtual currency allowances and bonuses, higher limits within MeetMe’s social applications, and the ability to see who is viewing your photos.

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

Recent Advertisers

Since late 2013 we have teamed with two companies that are primarily responsible to fill advertising inventory: Beanstock Media, Inc. purchases substantially all of our web site advertising inventory and Pinsight Media+, Inc. purchases substantially all of our mobile advertising inventory. Both companies resell our advertising inventory to numerous individual advertisers and so we are not dependent on one or a few major brands.

Social Theater

Social Theater is a product that enables publishers to incentivize their users to take certain actions in exchange for the hosting platform’s virtual currency.  Social Theater advertising runs not only on MeetMe, where our users can watch videos and otherwise engage with brands in exchange for a Credits reward, but also on social games and applications across other leading social networks, including Facebook.  Social Theater can also be used by marketers to drive video views. application installs, and “Likes” and “shares” on Facebook, Twitter, and other social platforms. Social Theater is distributed primarily across platforms outside of MeetMe, including Facebook, through partnerships with companies such as Trialpay. When a Social Theater campaign is distributed outside of MeetMe in this manner, we consider it “Cross-Platform Revenues."

Our Strategy

We believe we are well positioned to pioneer the next category of social networking: social discovery. Our strategy for 2014 and beyond is aimed at continued growth and engagement of our active user base and improving the rate at which we monetize our active users, especially on mobile.

Key elements of our strategy include:

●

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

●

Improve Mobile Monetization Rates:   In the fourth quarter of 2013, we generated $0.148 of average revenue per daily active user (ARPDAU) on personal computers, compared to an ARPDAU of $0.071 on mobile devices.  This disparity, while striking, nonetheless reflects a significant narrowing of the gap when compared to the fourth quarter of 2012, when our web ARPDAU was over four times higher than our mobile ARPDAU.  With over 70% of MeetMe users now accessing the service using mobile devices, we are continuing to prioritize initiatives that will improve the rate at which we monetize our mobile active users.  At our current usage levels, every cent of incremental mobile ARPDAU would drive more than $2.5 million in annualized revenue.  In 2012, we launched a virtual currency product in our mobile applications, called Credits.  We found that our mobile users are much more likely to purchase virtual currency than our web users, due to reduced friction in the purchasing process on the iOS and Android platforms.  Virtual currency accounted for 33% of revenue generated on mobile in the fourth quarter of 2013, or $0.024 of mobile ARPDAU.

●

Offer Innovative and Engaging Ad Products for Marketers:  We consider it critical to continue improving our advertising products on all platforms in order to create more value for our marketers, attract new customers, and display targeted advertisements that are more relevant for our users. We pursue these goals through a combination of internal innovation and rapid integration of advertising solutions proving successful in the marketplace.

●

Expand Our Reach Internationally:  There are over 1 billion people aged 18-30 worldwide, of which only over 50 million of them reside in the United States and Canada, where our traffic has historically been centered.  In 2012 and 2013, we internationalized the platform and launched in twelve languages beyond English, laying the foundation for significant future growth in other geographies.

Operating Metrics

We measure site, application and game activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended December 31, 2013 and 2012, the total MeetMe MAUs were approximately 5.54 million and 5.51 million, respectively. MeetMe visits were approximately 929 million and 392 million, respectively, for the quarters ended December 31, 2013 and 2012. MeetMe registered users numbered approximately 126 million and 96 million, respectively, for the years ended December 31, 2013 and 2012. MeetMe visits and page views exclude user visits and page views from iPhone users for the year ended December 31, 2012 because reliable data could not be tracked for that period.

	Monthly Average for the Quarter Ended December 31,
	2013	2012	2011(2)
MAU- MeetMe	5,542,317	5,508,822	4,167,469

	For the Quarter Ended December 31,
	2013	2012	2011(2)
Visits - MeetMe (1)	928,597,290	392,465,540	308,812,945

Pageveiws - MeetMe (1)	11,143,310,227	10,227,133,397	8,677,910,389

(1) MeetMe Visits and Pageviews exclude user visits and pageview from iPhone users because reliable data could not be tracked for the years ended December 31, 2012 and 2011.

(2) The operating metrics presented for the Quarter ended December 31, 2011 included the operating metrics for the full year from myYearbook.com to display the comparative data as if myYearbook had been acquired prior to the November 10, 2011 merger date.

Trends in Our Metrics

We measure activity on our sites in terms of MAUs, DAUs, average revenue per user (ARPU), ARPDAU, visits and page views.  We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the day of measurement.  We define ARPU as the average revenue per average monthly active user for web and mobile. We define ARPDAU as the average revenue per average daily active web or mobile user.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended December 31, 2013, MeetMe averaged 2.53 million mobile MAUs and 5.54 million total MAUs, as compared to 2.11 million mobile MAUs and 5.51 million total MAUs on average for the year ended December 31, 2012, a net increase of over 0.42 million or 20% and 0.03 million  or 1% in mobile and total MAUs. Mobile DAUs increased 8,000 to 773,000 for the quarter ended December 31, 2013, a 1% improvement, from 765,000 in the fourth quarter of 2012. For the quarter ended December 31, 2013, MeetMe averaged 1.10 million total DAUs, as compared to 1.26 million total DAUs on average for the quarter ended December 31, 2012, a net decrease of approximately 160,000 total DAUs, or (13%).

We believe the shift of our audience from web to mobile is an important driver of our business. As users shift from web to mobile, web page views have decreased in every quarter of 2013, from 2.4 billion in first quarter to 1.9 billion in the fourth quarter of 2013.  Our user base generated over 11.1 billion total page views in the fourth quarter of 2013, an upturn from the 10.2 billion page views in the same period of 2012. Decreasing web traffic results in declining web revenue. We averaged 5.54 million MAUs on MeetMe in the fourth quarter 2013, up 3.7% from the third quarter of 2013. We have successfully increased our mobile monetization by 128% and our mobile ARPDAU by 126%, respectively, to $5.1 million and $0.071 for the quarter ended December 31, 2013 from $2.2 million and $0.032 for the quarter ended December 31, 2012.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended December 31, 2013, MeetMe earned an average of $1.41 ARPU on the web and $2.01 in ARPU in our mobile applications, as compared to $1.70 in web ARPU and $1.05 in mobile ARPU for the quarter ended December 31, 2012. In the quarter ended December 31, 2013, MeetMe earned an average of $0.148 ARPDAU on the web and $0.071 in ARPDAU in our mobile applications, as compared to $0.134 in web ARPDAU and $0.032 in mobile ARPDAU for the quarter ended December 31, 2012.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our user base and advertising partners.

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

 Our technology team of approximately 66 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators.  These teams are responsible for feature enhancements to and general maintenance across all of our platforms.  Our technology team is headquartered in New Hope, Pennsylvania.

 SALES AND MARKETING

Historically, the MeetMe user base has grown in large part through organic, viral channels.  By encouraging members to invite their friends to join our service and to share their activity across other external platforms, including Facebook and Twitter, and providing them with easy-to-use tools, we have been able to grow the user base successfully while minimizing marketing costs.  We focus primarily on creating a truly differentiated experience and compelling value proposition for new users in our markets and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf in order to attract and retain new members.

In 2012, however, we launched a meaningfully sized paid customer acquisition strategy, with a focus on acquiring users in new geographies where the active user base on the core MeetMe platform had previously been small in comparison to our user base in the United States and Canada. We spent $2.5 million and $1.7 million on paid direct user acquisition in 2013 and 2012, or 6.1% and 3.6% of our total revenue, respectively. We plan to increase this spend rate in 2014 to 7% of revenue as we believe this will lead to higher mobile ARPU.

SALES AND OPERATIONS

Our advertising sales team of 18 full-time employees in the United States and four employees in Sao Paulo, Brazil, covers major brand agencies, direct response and cost-per-action engagement advertisers, ad networks and mobile agencies.  Our advertising sales office is headquartered in New York City, with advertising operations staff in New Hope, Pennsylvania, and additional salespeople located in Los Angeles and Miami, as well as Mexico and Sao Paulo, Brazil.

Our operations and member services team consists of 20 full-time employees, 8 part-time employees, and 30 contractors split between New Hope, Pennsylvania and Delhi and Bangalore, India. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

DISCONTINUED OPERATIONS

The Company acquired XtFt Games S/S Ltda (“XtFt”), on March 2, 2011 and on July 14, 2011 changed XtFt’s name to Quepasa Games S/S Ltda (“Quepasa Games”).  Our wholly owned Brazilian based subsidiary, Quepasa Games, created and distributed games on Quepasa.com, Orkut, and Facebook.  On June 30, 2012, the Company discontinued its games development and hosting operations.

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

We consider the MeetMe and Social Theater trademarks and our related trademarks to be valuable to the Company and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We operate at the forefront of a nascent segment (social discovery) of a broader sector that is still being defined (social networking). As such, we face significant competition in every aspect of our business, both from established companies whose products help users meet new people, or are evolving to do so, and from smaller but well-funded startups that can quickly gain attention and compete with us for users. Examples of services that compete with us for users and advertiser interest include, but are not limited to:

●	Websites and mobile applications whose primary focus is to help users meet new people in their geographical area, including Tagged, Badoo, Skout, Highlight, Twoo, Banjo, and Meetup.

●

Social networking websites and mobile applications with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match.com, POF, Okcupid, HowAboutWe, Let's Date, and Tinder.

●	Broader social networks that currently offer or may evolve to offer services aimed at helping users meet new people in their area, such as Facebook, Google+, Twitter, MySpace, and LinkedIn.

●

Interest-based communities that help users connect with like-minded people online, including Pinterest, Reddit, Tumblr, and Quora, as well as vertical communities such as Goodreads, Last.fm, and Fitocracy.

●

Significant competition for Social Theater comes from publishers including Trialpay, Social Vibe, RadiumOne, Unruly, Break Media, TubeMogul, SponsorPay, Virool, ShareThrough, SuperSonic Advertising, Jun Group, Selectable Media, and WildTangent.

As we introduce new products, and as other companies introduce new products and services, we expect to become subject to additional competition.  Additional information regarding certain risks related to our competition is included in Part I, Item 1A, “Risk Factors” of this report.

EMPLOYEES

As of March 14, 2014, we employed approximately 113 full time and 8 part time employees in the United States, and 4 full time employees in Sao Paulo, Brazil.   Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this report and is incorporated herein by reference.

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

CORPORATE HISTORY

MeetMe was incorporated in Nevada in June 1997. On December 6, 2011, the Company changed its legal domicile to Delaware.  Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. The Company is a social media technology company which owns and operates MeetMe.com, previously known as myYearbook.com and Quepasa.com that completed its transition to MeetMe.com in the fourth quarter of 2012.

On June 30, 2012, the Company discontinued the games development business and creation of intellectual properties business of Quepasa Games. On July 14, 2012, the corporate shell of Quepasa Games S/S Ltda was renamed MeetMe Online Brasil S/S Ltda and is focused on advertising sales in the Sao Paolo, Brazil office.

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

We offer applications that are free to use, with only a small percentage of our users paying for virtual goods.  Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We must continue to add new members to our user base and retain existing members by offering new and engaging features and products in order to attract advertising investment and generate virtual currency revenue.  The challenges we face include, among other things, our ability to:

●	attract new users and retain existing users at a consistent rate;

●	increase engagement by existing users;

●	monetize our growing base of mobile users;

●	anticipate changes in the social networking and social discovery industry;

●	cost-effectively develop and launch applications;

●	launch new products and release enhancements that become popular;

●	develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, fast load times and the deployment of new features and applications;

●	process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;

●	compete with other companies that are currently in, or may in the future enter, the social networking or social discovery industry;

●	hire, integrate and retain world class talent;

●	expand our business internationally and with respect to mobile devices; and

●	monetize mobile devices.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success.  We had approximately 5.5 million monthly active users (MAUs) on average per month in the fourth quarter of 2013.  Our financial performance is significantly affected by our success in adding, retaining, and engaging active users.  If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement.  A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously.  There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels.  A decrease in user retention, growth, or engagement could render us less attractive to advertisers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations.  Any number of factors could potentially negatively affect user retention, growth, and engagement, including if we fail to:

●	introduce new and improved products that are favorably received;

●	identify and respond to emerging technological trends in the market;

●	provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of advertising and other commercial content we display;

●	continue to develop features for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

●	acquire or license leading technologies;

●	avoid technical or other problems that prevent us from delivering our services in a rapid and reliable manner or otherwise affect the user experience; or

●	provide adequate customer service to users or advertisers.

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

The majority of our members do not routinely visit MeetMe on a monthly basis, and a majority of our page views are generated by a minority of our members.  Also, the number of registered members in our network may be higher than the number of actual users because some members may have multiple registrations, other members may have died or may have become incapacitated, and others may have registered under fictitious names.  Members also terminate their memberships and delete their profiles.  Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of active members, and thus we rely on the number of registered members as our measure of the size of our network. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of visits from members, then our business may not grow as fast as we expect which will harm our operating and financial results and may cause our stock price to decline.

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members will suffer and our revenue will decrease.

The majority of our members do not visit MeetMe frequently and spend a limited amount of time when they do visit.  If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users and our financial results will suffer.  In addition, part of our success depends on our members interacting with our products and contributing to our viral advertising platform (Social Theater).  If our Social Theater platform is unsuccessful and our members do not spread our advertisers’ messages throughout the Internet, our operating results will suffer.

We generate the majority of our revenue from advertising.  If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline resulting in significant operating losses and impacting our cash flows negatively.

The majority of our revenue is currently generated from parties advertising on our platform.   As is common in the industry, our advertisers typically do not have long-term advertising commitments with us.  Many of our advertisers spend only a relatively small portion of their overall advertising budget with us.  Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver advertising and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.  Our advertising revenue could be adversely affected by a number of other factors, including:

●	decreases in user engagement, including time spent on MeetMe;

●	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of advertising and other commercial content that we display;

●	our inability to improve our analytics and measurement solutions that demonstrate the value of our advertising and other commercial content;

●	loss of advertising market share to our competitors;

●	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

●	adverse media reports or other negative publicity involving us or other companies in our industry;

●	changes in the way online advertising is priced;

●	the impact of new technologies that could block or obscure the display of our advertising and other commercial content; and

●	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for our advertising and other commercial content, which may reduce the prices we receive for our advertising and other commercial content, or cause advertisers to stop advertising with us altogether.  In turn, we may incur a substantial decline in revenue, increased operating losses, and a negative impact on cash flows.

We have entered into significant agreements with advertising partners, and their default or other inability to perform under these contracts could harm our business and results of operations.

We have entered into a Media Publisher Agreement with Beanstock Media, Inc. (“Beanstock”) whereby Beanstock will have the exclusive right and obligation to fill 100% of our remnant advertising inventory on www.meetme.com. For the year ended December 31, 2013, our web based remnant advertising revenue accounted for approximately 40% of our total revenue. We have also entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) whereby Pinsight will have the right and obligation to fill certain advertising inventory on our MeetMe mobile apps for iOS and Android. For the year ended December 31, 2013, the mobile App revenue that is subject to this agreement accounted for approximately 19% of our total revenue. A failure by us to renew either agreement, or to do so on terms less favorable, or a failure by either Pinsight or Beanstock to effectively perform its obligations under its respective agreement could have detrimental operating, financial and reputational consequences for our business. In particular, if either Pinsight or Beanstock files for bankruptcy protection, becomes insolvent or otherwise fails to meet its payment obligations to us, we could be prevented from collecting on receivables under the respective agreement, which would have an adverse effect on our results of operations.

If we cannot effectively monetize our mobile products, we may not be able to successfully grow our business.

The shift of our audience from web to mobile may be disruptive to our business and operating results. As our users shift from web to mobile access web page views have decreased.  Decreasing web traffic contributes to declining web revenue.  Our business faces the challenge of ramping up mobile monetization to offset declining web revenues as users continue to increase their mobile access.  The transition in our user access may impact revenue in the short-term and medium-term as mobile monetization continues to mature slowly.  Accordingly, as users continue to increasingly access MeetMe mobile products as a substitute for using personal computers, if personal computers usage continues to be phased out by the popularity of smart phones and tablets, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results may be negatively affected.

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

 We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the usefulness, ease of use, performance, and reliability of our services compared to our competitors;

●	the size and composition of our user base;

●	the engagement of our users with our services;

●	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;

●	our ability to monetize our services, including our ability to successfully monetize mobile usage;

●	the frequency, size, and relative prominence of the advertising and other commercial content displayed by us or our competitors;

●	customer service and support efforts;

●	marketing and selling efforts;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	our ability to attract, retain, and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to our competitors.

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

Major brand and network advertising drives most of our revenue.  We rely primarily on cost per thousand (“CPM”) advertising, where the price for advertising is based on the number of users who view it.  In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.  Most large advertisers have set advertising budgets, a portion of which is allocated to Internet and mobile advertising.  We expect that large advertisers will continue to increase their advertising efforts on the Internet and mobile devices.  If we fail to convince these companies to spend a portion of their advertising budgets on social media and specifically with us, however, our operating results could be harmed.

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

We acquire new mobile members for MeetMe primarily through the Apple “App Store” and Google “Play” (formerly the Android “Marketplace”).  On more than one occasion in the past, Apple has rejected our applications because of user generated content and other concerns. In response we devoted additional resources to image review, and changed some of our content allowance policies.  If we fail to maintain access to either or both the App Store and Google Play outlets, our business and operating results will suffer.  In addition, our iPhone and Android applications rank near the top of the “Free Social” categories and near the top of many key search terms.  However, Apple and Google have changed their rating and search algorithms in the past without notice.  Future changes to the rating and search algorithms by Apple or Google may impact our rating and search results, causing a drop in new mobile and application downloads and causing our business and operating results to suffer.

If we are unable to continue to develop successful applications for mobile platforms and standalone mobile applications, our growth prospects could suffer.

We have offered applications for mobile platforms since May 2010.  We launched our first standalone application in 2013 and are continuing to develop standalone applications.  We expect to continue to devote substantial resources to the development of mobile applications and standalone applications, but there can be no assurances that we will continue to succeed in developing applications that appeal to users or advertisers.  We may encounter difficulty in attracting leading advertisers to our mobile applications.  We may also encounter difficulty transitioning features that were successful on the web to applications developed for mobile platforms.  With respect to our standalone applications, we pay encounter difficulty attracting users to those applications. If a standalone application fails to attract users we may remove it from the MeetMe platform.  We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners.  Finally, we may face challenges converting mobile users into users that pay for virtual currency or other virtual items.  These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms and standalone applications.  If we do not succeed in doing so, our growth prospects will suffer.

If we cannot address technological change in our industry in a timely fashion and develop new services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

●	rapidly changing technology;

●	evolving industry standards and practices that could render our platform and proprietary technology obsolete;

●	changes in consumer tastes and demands; and

●	frequent introductions of new services or products that embody new technologies.

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

We plan to continue the international expansion of our business operations.  We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products.  If we fail to deploy or manage our operations in international markets successfully, our business may suffer.  In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, or economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

●	burdens of complying with a variety of foreign laws;

●	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

●	lack of familiarity with local customs;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	reduced protection for intellectual property rights in some countries;

●	difficulties in staffing and managing global operations and the increased travel, infrastructure; and;

●	compliance with the United States Foreign Corrupt Practices Act and similar laws in other jurisdictions.

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

Because we rely on Facebook as a significant distribution, marketing and promotion platform, if our relationship with Facebook changes or if Facebook loses market share, our business may be adversely affected.

Facebook is an important distribution, marketing and promotion platform for our content and applications.  We generate a number of our new users through the Facebook platform and we expect to continue to do so for the foreseeable future.  As such, we are subject to Facebook’s standard terms and conditions for Facebook Connect and for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform.

If any of the following events occurs, it would likely harm our ability to acquire new members and provide services to our existing members:

●	Facebook discontinues or limits access to its platform by us and other application developers;

●

Facebook modifies its terms of service or other policies, including changing how the personal information of its users is made available to application developers on the Facebook platform or shared by users; or

●	Facebook develops its own competitive offerings.

●	Facebook disallows our advertising in its platforms.

We have benefited from Facebook’s strong brand recognition and large user base.  If Facebook loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our content and applications, which could consume substantial resources and may not be effective.  In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any such changes could be unfavorable.  Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on Facebook platform or restrict how Facebook users can share information with friends on the Facebook platform.

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

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the employees and key executives in our day-to-day ongoing operations.  Our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems.  Our technologies, systems, networks and our users’ devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Company, our employees or users, or otherwise disrupt our or our users’ or other third parties’ business operations.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyber attacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to the Company’s operations and business, misappropriation of the Company’s confidential information and/or that of its users, or damage to the Company’s computers or systems and/or those of its users and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage and additional compliance costs.

Increased government regulation could adversely affect our business.

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

We have been subject to regulatory investigations and governmental legal proceedings and we expect to be subject to the same in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we receive inquiries from regulators and other governmental entities regarding our compliance with laws and other matters.  On February 3, 2014 the San Francisco City Attorney filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, alleging that the Company engages in unfair business practices with respect to its use of information relating to minors, and particularly with respect to location information and the Company’s disclosure of such use.  Responding to or defending this or other such actions may cause us to incur substantial expenses and divert our management’s attention.  If we are unsuccessful, we could subject to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations; furthermore, we may have to change our business practices that could impair our ability to obtain new members or service to our members.  Any change in our business practices or defense of a legal action or regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

Violation of existing or future regulatory or judicial orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.  In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

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

Companies in the Internet, social media technology and other industries own large numbers of patents, copyrights, and trademarks and frequently request license agreements, threaten litigation, or file suit based on allegations of infringement or other violations of intellectual property rights.  From time to time, we face, and expect to face in the future, legal actions and other allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.  Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results.  If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners.  Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering certain products and services.

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

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

●	changes in the number of our registered members;

●	changes in visits by our active members;

●	independent reports relating to the metrics of our website, including the number of MAUs and DAUs;

●	our failure to generate increases in revenue;

●	our failure to meet the challenges of monetizing our mobile users;

●	our failure to achieve or maintain profitability;

●	actual or anticipated variations in our quarterly results of operations;

●	announcements by us or our competitors of significant contracts, new services, or acquisitions;

●	commercial relationships, joint ventures or capital commitments;

●	the loss of significant business relationships;

●	changes in market valuations of social media companies;

●	the loss of major advertisers;

●	future acquisitions;

●	the departure of key personnel;

●	short selling activities; or

●	regulatory developments.

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

As of March 14, 2014, we had 38,477,359 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 4 million which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.  Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

We finance a portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future.  In particular, we have used these types of arrangements to finance some of our equipment and data centers. If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

●	require repayment of any outstanding lease obligations;

●	terminate our leasing arrangements;

●	stop delivery of ordered equipment;

●	sell or require us to return our leased equipment; or

●	require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business and our inability to meet our payment obligations may permit our lenders to proceed against the collateral granted pursuant to our loan agreements.

Our indebtedness, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

●

Requiring us to dedicate a substantial portion of our cash resources to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

●	Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

●	Placing us at a competitive disadvantage compared to our competitors that have less debt.

As of December 31, 2013, we had approximately $5.1 million of principal indebtedness outstanding under (i) our loan and security agreement, dated November 21, 2008, with Venture Lending & Leasing V, Inc. (as amended, the “2008 Loan Agreement”), (ii) our loan and security agreement, dated December 13, 2010, with Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (as amended, the “2010 Loan Agreement”) and (iii) our loan and security agreement, dated April 29, 2013, with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc. (the “2013 Loan Agreement, together with the 2008 Loan Agreement and the 2010 Loan Agreement, the “Loan Agreements”). We may not have sufficient capital or may be unable to arrange for additional capital to pay the amounts due under our Loan Agreements or any other borrowings.

Our obligations under our Loan Agreements are secured by a lien on all of our assets. In addition, certain of our deposit accounts are subject to account control agreements with the lenders under the Loan Agreements that gives them the right to assume control of the accounts upon an event of a default under the Loan Agreements. The Loan Agreements contain operating covenants including, among others, covenants restricting our ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of our business and merge with or acquire another company. The Loan Agreements also include customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on the Loan Agreements will be increased by 5% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreements as well as grant the lenders under the Loan Agreements the right to exercise remedies with respect to the collateral.

Our ability to use our net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes may be limited.

As of December 31, 2013, we had federal and state net operating loss carry forwards (“NOLs”), of approximately $136 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code (the “Code”). Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code.  An ownership change could be triggered by substantial changes in the ownership of our outstanding stock.  For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.  Ownership shifts in the three year period following the myYearbook merger, when combined with the common stock issued as merger consideration and related financing, could cause an ownership change for purposes of Section 382 of the Code.

In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods.  The NOLs may expire before we can generate sufficient taxable income to use them.  The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized. The NOLs, if not offset against future income, will begin expiring in 2026.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters is located in New Hope, Pennsylvania and consists of approximately 17,000 square feet of office space. The lease expires in March 2017. We also lease office space in New York City, New York, Los Angeles, California and Sao Paulo, Brazil.  Our data center is leased and operated in Secaucus, New Jersey. Our technical operations are provided in leased offices located in New Hope, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On February 3, 2014, the San Francisco City Attorney filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, alleging that the Company engages in unfair business practices with respect to its use of information relating to minors, and particularly with respect to location information and the disclosure of such use. The Company believes the City Attorney’s allegations are without merit and intends to defend against them vigorously.

On March 18, 2014, RecruitME, LLC (“RecruitME”) served a complaint on the Company that it had filed on December 27, 2013 in the United States District Court for the Eastern District of Texas accusing the Company of patent infringement. The Company believes RecruitME’s claims are without merit and intends to defend against them vigorously.

By letter dated October 23, 2012, MeetMoi LLC accused the Company of breach of contract and infringement of trademark. The Company recorded a contingent liability of $1 million for the probable settlement of this matter to accrued expense and other liabilities and charged this expense to general and administrative expenses for the year ended December 31, 2012. In settlement of the matter, on March 21, 2013, the Company paid $400,000 to MeetMoi LLC and issued to MeetMoi LLC a non-interest bearing $600,000 note payable convertible solely at the Company’s option into shares of the Company's common stock. On September 17, 2013, the Company exercised its right to convert the note payable and issued 306,122 shares of the Company’s common stock at $1.96 per share to MeetMoi LLC.

On September 8, 2011, Stacey Caplan, the Company's former employee, filed a complaint with the Equal Employment Opportunity Commission (“EEOC”) alleging sexual discrimination by the Company in the period following her voluntary resignation. The Company denied the allegations. On July 6, 2012, the EEOC found the complaint unfounded and closed its file. On January 28, 2013, Ms. Caplan sued the Company and its then Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations. On April 17, 2013, the Court dismissed the plaintiff’s tortious interference claims against the Company, and on April 19, 2013, the plaintiff withdrew her claims against Mr. Matte. On March 21, 2014, the parties entered into a settlement agreement to dismiss the suit with prejudice and Ms. Caplan agreed to pay the Company $5,000. Accordingly, on March 24, 2014, the suit was dismissed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 21, 2011, our common stock has been listed on the NYSE MKT under the symbol “QPSA.”  On June 5, 2012, we changed our symbol to “MEET” in conjunction with our name change. Previously, our common stock was quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”).  The last reported sales price of our common stock as reported by the NYSE MKT on March 14, 2014 was $3.42 per share.

For the period that our common stock was quoted on the Bulletin Board, the table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2013:	HIGH	LOW

First quarter	$3.80	$2.20
Second quarter	$2.48	$1.07
Third quarter	$2.27	$1.45
Fourth quarter	$2.48	$1.61

YEAR ENDED DECEMBER 31, 2012:

First quarter	$5.47	$3.01
Second quarter	$4.65	$2.12
Third quarter	$3.20	$1.55
Fourth quarter	$4.31	$2.14

Shareholders

According to the records of our transfer agent, there were 631 holders of record of our common stock as of March 14, 2014. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Company Overview

MeetMe is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, virtual currency, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, MeetMe is creating the social network not of the people you know but of the people you want to know. We believe meeting new people is a basic human need, especially for users aged 18-30, when so many long-lasting relationships are made. There are more than 1 billion people aged 18-30 worldwide with more than 50 million such people in the United States.

We believe that we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows the number of users in a location, we believe users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

2013 Highlights

●	Mobile revenue was a record of $12.6 million for the fiscal year ended December 31, 2013, up 106% from $6.1 million in the corresponding period in 2012.

●

Adjusted EBITDA was $1.8 million for the year. Over the final three quarters of the year, the Company generated Adjusted EBITDA of $3.5 million. Net loss for 2013 was $11 million. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $6.3 million at December 31, 2013, up from $5.0 million at December 31, 2012.

Factors Affecting Our Performance

●

Number of MAUs and DAUs:  We believe ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertising, and the volume of virtual currency purchases, as well as our expenses and capital expenditures.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertising on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the fourth quarter of 2013, over 70% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 47% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2014, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature slowly.

●

Advertising Rates:  Our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (CPM), could affect our revenue and financial results. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

●	Headcount: We plan to invest more heavily in mobile products in 2014 expecting to grow headcount by 15% or approximately 20 people, primarily to expand the size of the mobile development team.

Growth trends in web and mobile MAUs and DAUs are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertising, the volume of payments transactions, as well as our expenses and capital expenditures.

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

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss that is used in the following discussions of our results of operations:

	2013	2012	2012 to 2013 Change ($)	2012 to 2013 Change (%)

Revenues	$40,378,007	$46,657,959	$(6,279,952)	(13.5)%

Operating Costs and Expenses
Sales and marketing	7,799,077	8,467,158	(668,081)	(7.9)%
Product development and content	26,660,709	29,510,917	(2,850,208)	(9.7)%
General and administrative	7,875,395	9,663,323	(1,787,928)	(18.5)%
Depreciation and amortization	4,387,464	3,962,290	425,174	10.7%
Acquisition and restructuring costs	2,540,896	422,488	2,118,408	501.4%
Loss on debt restructure	1,174,269	-	1,174,269	100.0%
Operating Expenses	50,437,810	52,026,176	(1,588,366)	(3.1)%
Loss from Operations	(10,059,803)	(5,368,217)	4,691,586	87.4%
Other Income (Expense):

Interest income	9,725	16,569	6,844	41.3%
Interest expense	(848,247)	(1,285,674)	(437,427)	(34.0)%
Other income	-	9,611	9,611	100.0%
Total Other Income (Expense)	(838,522)	(1,259,494)	(420,972)	(33.4)%

Net loss from continuing operations	$(10,898,325)	$(6,627,711)	$4,270,614	64.4%
Net loss from discontinued operations	$-	$(3,680,627)	$(3,680,627)	(100.0)%
Net loss	$(10,898,325)	$(10,308,338)	$589,987	5.7%

Comparison of the year ended December 31, 2013 with the year ended December 31, 2012

Revenues

Our revenues were approximately $40.4 million, for the year ended December 31, 2013, a decrease of $6.3 million or 13.5% compared to $46.7 million for the same period in 2012.  Revenues for the year ended December 31, 2012 included $6.0 million of Social Theater revenue from MATT, Inc. (“MATT”). The Company did not have Social Theater revenue from affiliates for the year ended December 31, 2013. Our revenue from non-affiliates of $40.4 million, for the year ended December 31, 2013, decreased approximately $0.3, or 1.0% from the same period in 2012. The decline in revenue is also attributable to a deceleration in web advertising and web virtual currency product revenues of $6.5 million and reductions in Social Theater revenue due to timing of campaign substantially offset by an increase of $6.5 million in mobile virtual currency product and advertising revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $668,000, or 7.9% to $7.8 million for the year ended December 31, 2013 from $8.5 million in 2012.   Decreased sales and marketing expenses are primarily attributable to a decrease of approximately $568,000 in salaries, and a decrease in advertising and marketing expense of $100,000.

Product Development and Content: Product development and content expenses decreased approximately $2.9 million, or 9.7%, to $26.7 million, for the year ended December 31, 2013 from $29.5 million in 2012. The net decrease in product development and content expense is primarily attributable to a net reduction of $2.7 million of third party content costs for cross platform Social Theater affiliate campaigns. The decrease in the year ended December 31, 2013 expenses also reflects cost reductions of approximately $933,000 associated with (i) decreases in salary, bonuses, related expenses, and stock compensation costs relating to a decreased domestic workforce, (ii) cost savings achieved with the closure of our former Mexico service center and related workforce reduction, (iii) migration and merger of Quepasa.com, and (iv) $300,000 in the cost of the Company’s platform language internationalization projects which were ongoing during 2012 and completed in the first quarter of 2013.

General and Administrative: General and administrative expenses decreased $1.8 million, or 18.5%, to $7.9 million for the year ended December 31, 2013 from $9.7 million for the same period in 2012. The aggregate decrease in general and administrative costs is due to reductions of approximately $450,000 in salaries, business related expenses, and stock-based compensation costs, $1.2 million in legal settlement costs, and a net decrease of $172,000 in travel costs.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense for continuing operations, included in the operating expense by category, decreased approximately $124,000 to $3.8 million for the year ended December 31, 2013 from $3.9 million for the year ended December 31, 2012. The net decrease is primarily the result of approximately $564,000 of accelerated stock compensation attributable to the immediate vesting of stock options for the Company’s former Chief Executive Officer and former Chief Financial Officer offset substantially by the reversals of unvested stock compensation for terminated employees related to the reduction in workforce that occurred in May 2013. Stock-based compensation expense for discontinued operations, included in the loss from discontinued operations category, was approximately $152,000 for the year ended December 2012 and zero for the comparable period in 2013. Stock-based compensation expense for continuing operations represented 7% of operating expenses for the year ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $3.3 million and $1.9 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	For the years ended December 31,		2013 to 2012 Changes ($)
	2013	2012
Sales and marketing	$392,020	$347,555	$44,465
Product and content development	1,755,712	1,856,622	(100,910)
General and administrative	1,610,311	1,677,717	(67,406)
Total stock-based compensation for continuing operations	3,758,043	3,881,894	(123,851)
Total stock-based compensation for discontinued operations	-	151,508	(151,508)
Total stock-based compensation	$3,758,043	$4,033,402	$(275,359)

Stock-based compensation for continuing operations is composed of the following:

	2013	2012
Vesting of stock options	$3,249,302	$3,881,894
Vesting of restricted stock awards	508,741	-
Total stock-based compensation for continuing operations	$3,758,043	$3,881,894

The amortization of prepaid expenses includes compensation for professional services in which the related stock options vested prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $425,000 million to $4.4 million for the year ended December 31, 2013 from $3.9 million in the year ended December 31, 2012.  The increase is due to the depreciation and amortization of tangible and intangible assets associated with the server and computer acquisitions made in 2012 and 2013.

Acquisition and Restructuring Costs

For the years ended December 31, 2013 and 2012 restructuring costs were approximately $2.5 million and $423,000, respectively, including the accrual of the exit cost of non-cancellable leases, employee exit and relocation costs, excluding the impact of stock-based compensation expense reversals associated with employee terminations resulting from the restructure. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and former Chief Financial Officer during 2013.

Discontinued Operations- Quepasa Games

For the year ended December 31,
2012
Games Revenues	$840,190
Games expenses	1,032,366
Product development and content	552,563
Depreciation and amortization	16,102
Exit costs	431,418
Loss on disposable of assets	48,084
Stock-based compensation	151,508
Loss on impairment of goodwill	2,288,776
Total	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$(3,680,627)

There were no revenues or related expenses from discontinued games operations for the year ended December 31, 2103. The games revenues and related games expenses for 2012 represented operations for less than six full months. The Wonderful City Rio and Amazon Alive games were launched in April of 2011 and May 2012, respectively. Games operations were discontinued on June 30, 2012.

Liquidity and Capital Resources

	For the years ended December 31,
	2013	2012
Net cash used in operating activities	$(725,257)	$(832,134)
Net cash used in investing activities	(37,495)	(787,494)
Net cash provided by (used in) financing activities	2,098,146	(1,624,060)
	$1,335,394	$(3,243,688)

Net cash used in operations was approximately $725,000 for the year ended December 31, 2013 compared to cash used by operations of $832,000 for the same period in 2012. For the year ended December 31, 2013, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $10.9 million offset by non-cash expenses of approximately $4.4 million from depreciation and amortization expense, $3.8 million related to stock-based compensation, $1.1 million of loss on debt restructure, and $160,000 in amortization of discounts on notes payable and debt issuance costs offset by a $52,000 recovery on bad debt allowances. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases of $737,000 in prepaid expenses and other current assets.

For the year ended December 31, 2012, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $6.6 million offset by non-cash expenses of approximately $4.0 million of depreciation and amortization expense, $3.9 million related to stock-based compensation for the vesting of stock options, $292,000 in amortization of discounts on notes payable and debt issuance costs, $277,000 net write-off of trade receivables and allowance adjustments.  Additionally, changes in working capital increased the net cash used in continuing operations.  These changes included increases in accounts receivable of $5.7 million offset by net decreases of $275,000 in restricted cash, $304,000 in prepaid expenses, other current assets and other assets and increases in accounts payable and accrued expenses of $4.0 million and of $322,000 in deferred revenues.  Net cash used in discontinued operations of Quepasa Games of approximately $1.8 million consisted of a net loss from discontinued operations of $3.7 million offset by noncash expenses of $2.3 million loss on impairment of goodwill, $152,000 related to stock-based compensation for the vesting of stock options, $48,000 loss on disposal of property and equipment, and $16,000 of depreciation and amortization.

Net cash used in investing activities for the year ended December 31, 2013 of approximately $37,000, was due to capital expenditures of $149,000 for computer equipment to increase capacity and improve performance offset by $112,000 of loan receivable payments received from BRC Group, LLC (“BRC”). Net cash used in investing activities in the year ended December 31, 2012 of approximately $787,000 was attributable to payments of $720,000 primarily for computer servers to provide redundant backup for content and increase capacity and of $125,000 for the purchase of a trademark, offset by $57,000 of loan receivable payments received from BRC. Net cash used in investing activities in the year ended December 31, 2013 and 2012 exclude approximately $519,000 and $1.5 million, respectively, of computer equipment purchased using capital leases.

Net cash provided by financing activities in the year ended December 31, 2013 of approximately $2.1 million was due to $5.0 million drawn on the growth capital loan, offset by $2.2 million of debt payments, and $784,000 of capital lease payments offset by $123,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the year ended December 31, 2013 excludes the $6.0 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions. Net cash used in financing activities in the year ended December 31, 2012 of approximately $1.6 million was due to $2.4 million of debt payments and a $100,000 preferred stock dividend payment offset by $1.3 million proceeds from the exercise of stock options.

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$6,330,532	$5,022,007
Total assets	$95,576,240	$104,434,667
Percentage of total assets	7%	5%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of the date of March 14, 2014, the Company had a cash balance of $5.3 million.  As of December 31, 2013 and 2012, the Company had positive working capital of approximately $6.9 million and $12.0 million, respectively. The reduction in the Company’s working capital is primarily attributable to the offset of $6.0 million in accounts receivable and the cancellation of the subordinate note payable with accrued interest from MATT. During the first quarter of 2013, MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the note payable exceeded the amount in accounts receivable.  As a result of these transactions, both the note payable and the accounts receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.

During the first quarter of 2013, the Company and Richard L. Scott Investments, LLC (“RSI”) entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the Company’s $2,000,000 Subordinated Promissory Note dated January 25, 2008 (the “RSI Note”).  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect, and the RSI Note has been deemed fully satisfied.

The Company may borrow up to $8.0 million of debt through the 2013 Loan Agreement. In addition, the Company may borrow up to $6.0 million of debt from other financial institutions and under capital leases, provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the 2013 Loan Agreement. As of the date of March 14, 2014, the Company owed approximately $4.5 million on its loans payable of which $1.7 million is due through December 2014, and the remainder of $2.8 million through April 2016.

During the year ended December 31, 2013, the Company entered into capital leases with an approximate aggregate original principal amount of $519,000. Together with capital leases that were previously entered into by the Company, as of December 31, 2013, the Company had a $1.4 million in principal amount of capital lease indebtedness, of which approximately $928,000 is due through December 31, 2014.

On May 1, 2013, the Company announced a cost reduction initiative including a workforce reduction of approximately 15%, in conjunction with our focus on mobile programming. Further cost reductions were achieved by closing satellite offices and consolidating real estate facilities. The Company incurred approximately $531,000 of cash expenditures related to employee severances and employee related costs during the second quarter of 2013.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $3.0 million for 2014, funded primarily through capital leases, which will support growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results may differ significantly from our estimates.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition results of operations or cash flows. Our most critical accounting estimates are described below.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  We recognize revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations.”

During the years ended December 31, 2013 and 2012, we performed transactions with several partners that qualify as principal agent considerations. We recognize revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the years ended December 31, 2013 and 2012, our revenue was generated from three principal sources: revenue earned from the sales of advertising on the Company’s website, mobile applications, and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display advertisements on our website and mobile applications. Revenue from online advertising is recognized as impressions are delivered.  An impression is delivered when an advertisement appears on pages viewed by members or our website and mobile applications.  We recognize advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis.  Approximately 69% to 56% of our revenue came from advertising during the years ended December 31, 2013 and 2012, respectively.

Beanstock Media Inc.

On September 25, 2013, we entered into a Media Publisher Agreement with Beanstock Media, Inc., a Delaware corporation (“Beanstock”) (the “Agreement”). The Agreement is effective from September 23, 2013 through December 31, 2015 (the “Term”), unless earlier terminated.

Pursuant to the Agreement, Beanstock has the exclusive right and obligation to fill all of our remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that is campaign or advertiser specific, (ii) any inventory we reserve in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. We may also continue to place inventory outside of the Agreement in direct sales.

Beanstock will pay for all advertising requests that we deliver, whether or not Beanstock fills the advertising request. For the United States, Beanstock will pay us specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock will pay us 90% of its net ad revenue for the Site.

We may terminate the Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party may terminate the Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business. For the year ended December 31, 2013, we recognized approximately $3,800,000 in revenue under the terms of the agreement.

Pinsight Media

On October 31, 2013, we entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (the “Agreement”). The Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated.

Pinsight will pay for all ad requests that we deliver, whether or not Pinsight fills them. Pinsight will pay specified CPM rates depending on the type of advertising; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to us a percentage of gross revenue relating to international advertising impressions in excess of such amount. The stated CPM rates for certain advertising are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such advertising will be excluded from the Agreement.

On January 30, 2014, we and Pinsight entered into an amendment (the “Amendment”) to our Agreement dated October 31, 2013 (collectively with the Amendment, the “Pinsight Agreement”). The Pinsight Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated.

Pursuant to the Pinsight Agreement, Pinsight has the right and obligation to fill all of our advertising inventory on our MeetMe mobile app for iOS and Android (the “App”). The Pinsight Agreement does not apply to other mobile apps or virtual currency features on the App, including without limitation offer wall features and our Social Theater business. The Pinsight Agreement contemplates that we will make certain specified changes to its existing ad logic on the App. If we wish to increase the number, type, frequency or scope of impressions on the App (“Additional Inventory”), it must first notify Pinsight and upon Pinsight’s written consent, said Additional Inventory will become subject to the Agreement.

Pinsight will comply with ours advertising editorial guidelines as in effect from time to time.

We may terminate the Pinsight Agreement upon written notice if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in our sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of advertising on the App causes a diminution in the App user experience. Either party may terminate the Pinsight Agreement upon written notice (a) for the other party’s violation of confidentiality provisions, (b) if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (c) for Cause. In the event of a termination for Cause, the terminating party will be entitled to liquidated damages. “Cause” means (i) the other party’s material breach if the breaching party does not cure said breach to the reasonable satisfaction of the non-breaching party within thirty days (or, if the breach cannot reasonably be cured within thirty days, does not commence a cure thereof to the reasonable satisfaction of the non-breaching party), (ii) the other party’s willful failure to perform under the Pinsight Agreement, including without limitation with respect to the payment for advertising, (iii) the other party communicates its intention (verbally or in writing) to discontinue performance hereunder (whether or not said party actually discontinues performance hereunder), unless, after inquiry by the first party, a Vice President (or his designee) of said other party affirms in writing within one business day that said party intends to continue performing hereunder, (iv) the other party attempts to terminate the Agreement for convenience or for a reason not specifically set forth in the Agreement, or (v) the other party ceases to do business or notifies the other party of its intention to cease doing business prior to the end of the term hereof. For the year ended December 31, 2013, we recognized approximately $695,000 in revenue under the terms of the agreement.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website and mobile applications users.  We offer Credits and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and credits to purchase our virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately.  Credits can be purchased using PayPal on the website and iTunes and Google checkout via mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on our platform. Credits are non-refundable, we may change the purchase price of Credits at any time, and we reserve the right to stop issuing Credits in the future.  Our virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on our platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Virtual Currency is recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer or (ii) we determine the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the virtual currency breakage rate is based upon our specific historical redemption patterns. Virtual currency breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the virtual currency sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the years ended December 31, 2013 and 2012 was $625,000 and $0, respectively. For “VIP” and other subscriptions based products, we recognize revenue over the term of the subscription.

We also earn revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of our platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater”.  We control and develop the Social Theater product and CPA promotions and act as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and we earn product revenue from the advertiser.

Social Theater is a product that allows us to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on our platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.  Social Theater revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit on a non-collateralized basis primarily to United States (“U.S.”) and international customers. We extend credit to customers in the normal course of business and maintain an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We prepare an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

Based on this evaluation, we maintain an allowance for potential credit losses and for potential discounts based on historical experience and other information available to management.  Discounts historically represent less than 1% of the related revenues.  The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between non-standardized tracking systems, resulting in discounts on some payments. Difference between ad serving platforms with respect to impressions is primarily due to lag time between serving of advertising and other technical differences.

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2012	$270,210	$276,790	$-	$547,000
Year Ended December 31, 2013	$547,000	$-	$52,000	$495,000

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or indicators of potential impairment occur. We perform our annual impairment test in the fourth quarter of the calendar year. We evaluate the recoverability of goodwill by estimating the fair value of the reporting unit to which the goodwill relates. If the fair value of the reporting unit is less than the carrying value of the net assets and related goodwill, we perform a second step for that reporting unit to determine the amount of impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over its implied fair value. In addition to the guidance indicated above, a qualitative assessment is permitted, whereby companies may assess all relevant events and circumstances to determine if it is “more likely than not” (meaning a likelihood of more than 50%) that the fair value of the reporting units goodwill is less than the carrying amount. If there is a more likely than not assessment, companies would need to perform the two-step process.

Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test. Changes in operating results and other assumptions could materially affect these estimates.

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, we compare the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of us.

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments are not required to be adjusted to fair value on a recurring basis consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue. The carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. The Company has evaluated the estimated fair value of financial instruments using available market information and managenment's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of our net recorded amount, we would make an adjustment to the valuation allowance which would increase the provision for income taxes.

Our income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. We issued warrants on our own common stock in conjunction with the term loan disscussed in Note 8 of our consolidated financial statements. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and internet game development and maintenance costs, are charged to expense as incurred.

Stock-Based Compensation

The fair value of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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

●

General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our executives as well as our finance, legal, human resources, and other administrative employees. In addition, our general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

●

Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment, and intangible assets.  Currently the majority of our depreciation and amortization expense is attributable to tangible and intangible assets associated with the acquisition of myYearbook.

●

Acquisition and Restructuring Costs: Acquisition and restructuring costs, include costs incurred related to our business acquisitions and costs incurred in conjunction with the restructuring of our business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process. Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the office closures.

●

Other Income (Expense): Other income (expense) consists primarily of interest earned and interest expense. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Loan and Notes Payable discussed in Note 8 of our Consolidated Financial Statements.

Discontinued Operations from Quepasa Games

On June 30, 2012, we discontinued our games development and hosting operations.  Accordingly games operations have been classified as discontinued operations for all periods presented.  Game revenue was recognized when persuasive evidence of an arrangement exists, the sales price was fixed or determinable, collectability was reasonable assured, and the service was rendered. For the purpose of determining when the service had been provided to the player, we determined an implied obligation existed to the paying player to continue displaying the purchased virtual items within the online game of a paying player over their estimated life.

The virtual goods were categorized as either consumable or durable. Consumable goods represent goods that are consumed immediately by a specific player action and have no residual value. Revenue from consumable goods was recognized at the time of sale. Durable goods add to the player’s game environment over the playing period.  Durable items, that otherwise do not have a limitation on repeated use, were recorded as deferred revenue at time of sale and recognized as revenue ratably over the estimated average playing period of a paying player.  For these items, we considered the average playing period that the paying players typically play the game, to be 18 months. If we did not have the ability to differentiate revenue attributable to durable virtual goods from the consumable virtual goods for the specific game, we recognized revenue on the sale of the virtual goods for the game ratably over the estimated average playing period that paying players typically play the game. Any adjustments arising from changes in the average playing period would have been applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. As we controlled the game process and acted as a principal in the transaction, revenue for internally developed games was recognized on a gross basis from sales proceeds reported by pay aggregators which were net of payment rejections, charge-backs and reversals.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We define Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, amortization of stock-based compensation, nonrecurring acquisition, restructuring or other expenses and goodwill impairment charges.  We exclude stock-based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

	For the Years Ended December 31,
	2013	2012

Net Loss from Continuing Operations Allocable to Common Shareholders	$(10,898,325)	$(6,627,711)

Interest expense	848,247	1,285,674
Depreciation and amortization	4,387,464	3,962,290
Stock-based compensation expense	3,758,043	3,881,896
Loss contingency for lawsuit settlements	-	1,000,000
Acquisition and restructuring costs	2,540,896	422,488
Loss on debt restructure	1,174,269	-
Adjusted EBITDA (Loss)	$1,810,594	$3,924,637

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose amounts reclassified out of accumulated other comprehensive income (loss) as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of operations or consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

●	Liquidity;
●	Capital Expenditures;
●	Opportunities for our business;
●	Growth for our business; and
●	Anticipations and expectations regarding mobile usage and monetization.

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

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of December 31, 2013 was held in insured depository accounts, of which approximately $5.8 million exceeded insurance limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements set forth in Item 15 under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued in 1992, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2013 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Company's corporate website at www.meetmecorp.com/investors/governance/.  The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements - see Part II

(2)	Financial Statement Schedules

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the consolidated financial statements or the notes thereto.

(3)	Item 601 Exhibits - see list of Exhibits below

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1				Filed
3.4	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.9	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.10	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.11	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.12	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Form of Media Publisher Agreement with Pinsight Media+, as amended				Filed

10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.34	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.44	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.45#	Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.6
10.46#	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.7
10.47	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.48	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.49	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.50	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
16.1	Letter re change in certifying accountant from Salberg & Company, P.A.	8-K	11/25/13	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of McGladrey LLP				Filed
23.2	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2014.

MEETME, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 25, 2014
Geoffrey Cook	(Principal Executive Officer)

/s/David Clark	Executive Vice President of Finance	March 25, 2014
David Clark	(Principal Financial and Accounting Officer)

/s/John Abbott	Director, Chairman of the Board of Directors	March 25, 2014
John Abbott

	Director	March 25, 2014
Alonso Ancira

/s/ Jean Clifton	Director	March 25, 2014
Jean Clifton

/s/Ernesto Cruz	Director	March 25, 2014
Ernesto Cruz

/s/Spencer Rhodes	Director	March 25, 2014
Spencer Rhodes

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1				Filed
3.4	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.9	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.10	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.11	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.12	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Form of Media Publisher Agreement with Pinsight Media+, as amended				Filed

10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.34	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.44	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.45#	Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.6
10.46#	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.7
10.47	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.48	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.49	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.50	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
16.1	Letter re change in certifying accountant from Salberg & Company, P.A.	8-K	11/25/13	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of McGladrey LLP				Filed
23.2	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

Table of Contents

Page

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited the accompanying consolidated balance sheet of MeetMe, Inc. and subsidiaries as of December 31, 2013, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeetMe, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

 /s/ McGladrey LLP

Blue Bell, Pennsylvania

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

MeetMe, Inc.

We have audited the accompanying consolidated balance sheet of MeetMe, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MeetMe, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 13, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MEETME, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$6,330,532	$5,022,007
Accounts receivable, net of allowance of $495,000 and $547,000, at December 31, 2013 and 2012, respectively	10,136,929	15,744,789
Notes receivable	-	111,569
Prepaid expenses and other current assets	597,133	870,881
Total current assets	17,064,594	21,749,246

Goodwill, net	70,646,036	70,646,036
Intangible assets, net	4,787,941	6,746,273
Property and equipment, net	2,871,800	4,772,632
Other assets	205,869	520,480
Total assets	$95,576,240	$104,434,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,331,484	$3,528,607
Accrued expenses and other liabilities	3,262,327	3,213,115
Deferred revenue	275,761	392,612
Accrued dividends	-	69,455
Current portion of capital lease obligations	928,181	648,573
Current portion of long-term debt	2,333,966	1,903,368
Total current liabilities	10,131,719	9,755,730

Long-term capital lease obligations, less current portion, net	713,699	1,058,230
Long-term debt, less current portion, net	2,102,842	8,098,558
Other liabilities	819,930	-
Total liabilities	13,768,190	18,912,518

Commitments and Contingencies (see Note 9)

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares: Convertible preferred stock Series A-1, $.001 par value; authorized – 1,000,000 shares; 1,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $.001 par value; authorized - 100,000,000 shares; 38,477,359 and 37,046,405 shares issued and outstanding at December 31, 2013 and 2012, respectively	38,481	37,050
Additional paid-in capital	282,496,996	275,261,794
Accumulated deficit	(200,110,075)	(189,211,750)
Accumulated other comprehensive loss	(618,352)	(565,945)
Total stockholders’ equity	81,808,050	85,522,149
Total liabilities and stockholders’ equity	$95,576,240	$104,434,667

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2013 and 2012

	2013	2012
Revenues	$40,378,007	$46,657,959
Operating Costs and Expenses:
Sales and marketing	7,799,077	8,467,158
Product development and content	26,660,709	29,510,917
General and administrative	7,875,395	9,663,323
Depreciation and amortization	4,387,464	3,962,290
Acquisition and restructuring costs	2,540,896	422,488
Loss on debt restructure	1,174,269	-
Total operating costs and expenses	50,437,810	52,026,176
Loss from operations	(10,059,803)	(5,368,217)
Other income (expense):
Interest income	9,725	16,569
Interest expense	(848,247)	(1,285,674)
Other income (expense), net	-	9,611
Total other income (expense)	(838,522)	(1,259,494)
Loss before income taxes	(10,898,325)	(6,627,711)
Income taxes	-	-
Net loss from continuing operations	$(10,898,325)	$(6,627,711)
Loss from discontinued operations, net of taxes	$-	$(3,680,627)
Net loss	$(10,898,325)	$(10,308,338)
Preferred stock dividends	-	-
Net Loss Allocable To Common Shareholders	$(10,898,325)	$(10,308,338)

Basic and diluted net loss per common shareholders:
Continuing operations	$(0.29)	$(0.18)
Discontinued operations	$-	$(0.10)
Basic and diluted net loss per common shareholders	$(0.29)	$(0.28)
Weighted Average Number of Shares Outstanding, Basic and Diluted:	38,048,446	36,461,615

Net Loss	$(10,898,325)	$(10,308,338)
Foreign currency translation adjustment	(52,407)	(102,996)
Comprehensive Loss	$(10,950,732)	$(10,411,334)

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance—December 31, 2011	1,000,000	$1,000	36,145,084	$36,146	$269,974,789	$(178,903,412)	$(462,949)	$90,645,574
Vesting of stock options for compensation	-	-	-	-	4,033,402	-	-	4,033,402
Exercise of stock options	-	-	901,321	904	1,253,603	-	-	1,254,507
Foreign currency translation adjustment	-	-	-	-	-	-	(102,996)	(102,996)
Net loss	-	-	-	-	-	(10,308,338)	-	(10,308,338)

Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation	-	-	-		3,758,043	-	-	3,758,043
Issuance of common stock for MeetMoi	-	-	306,122	306	599,694	-	-	600,000
Exercise of stock options	-	-	122,685	123	122,563	-	-	122,686
Exercise of warrants	-	-	1,002,147	1,002	2,754,902	-	-	2,755,904
Foreign currency translation adjustment	-	-	-	-	-	-	(52,407)	(52,407)
Net loss	-	-	-	-	-	(10,898,325)	-	(10,898,325)
Balance-December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(10,898,325)	$(6,627,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,387,464	3,962,290
Vesting of stock options for compensation	3,758,043	3,881,896
Loss on disposal of property and equipment	-	11,081
Loss on debt restructure	1,066,765	-
Grant income	-	(9,594)
Bad debt expense (recovery)	(52,000)	276,790
Amortization of discounts on notes payable and debt issuance costs	160,069	292,210
Changes in operating assets and liabilities:
Accounts receivable	(385,078)	(5,733,953)
Prepaid expenses, other current assets, and other assets	737,476	303,845
Restricted cash	-	275,000
Accounts payable and accrued expenses	617,180	4,015,689
Deferred revenue	(116,851)	322,096
Net cash (used in) by provided by continuing operating activities	(725,257)	969,639
Net cash used in discontinued operations	-	(1,801,773)
Net cash used in operating activities	(725,257)	(832,134)

Cash flows from investing activities:
Purchase of property and equipment	(149,064)	(720,321)
Purchase of trademarks	-	(125,000)
Loan payments from BRC	111,569	57,827
Net cash used in investing activities	(37,495)	(787,494)

Cash flows from financing activities:
Proceeds from exercise of stock options	122,685	1,254,507
Net proceeds from issuance of notes payables	5,000,000	-
Payments of capital leases	(784,190)	(373,376)
Payments of dividends	-	(100,000)
Payments on long-term debt	(2,240,349)	(2,405,191)
Net cash provided by (used in) financing activities	2,098,146	(1,624,060)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate on cash	1,335,394	(3,243,688)
Effect of foreign currency exchange rate on cash	(26,869)	(6,092)
Net increase (decrease) in cash and cash equivalents	1,308,525	(3,249,780)
Cash and cash equivalents at beginning of the year	5,022,007	8,271,787
Cash and cash equivalents at end of year	$6,330,532	$5,022,007

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$618,755	$527,759

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$519,208	$1,488,073
Subordinate note payable and accounts receivable offset	$6,025,898	$-
Warrant exercises and subordinate note cancellation	$2,756,210	$-
Note payable converted to common stock	$600,000	$-

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company”) is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourages users to connect with each other. The Company monetizes through advertising, virtual currency, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, the Company is creating the social network not of the people you know but of the people you want to know. The Company believes meeting new people is a basic human need, especially for users aged 18-30, when so many long-lasting relationships are made. There are more than 1 billion people aged 18-30 worldwide with more than 50 million such people in the United States.

The Company believes that they have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, the Company believes it is critical to establish a high density of users within the geographic regions we serve. As the Company’s network grows the number of users in a location, the Company believes users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Principles of Consolidation

The consolidated financial statements include the accounts of MeetMe and  its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive) and MeetMe Online S/S Ltda (formerly Quepasa Games S/S Ltda from March 2, 2011).   All intercompany accounts and transactions have been eliminated in consolidation. On June 30, 2012 the Company discontinued its game development and creation of intellectual properties business.  Accordingly, games operations have been classified as discontinued operations for all periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, the allowance on accounts receivables, the fair value of financial instruments, the valuation of long-lived and indefinite-lived assets, and valuation of deferred tax assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that they believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause them to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturn, can increase the uncertainty already inherent in their estimates and assumptions. The Company adjusts their estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in their consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations.”

During the years ended December 31, 2013 and 2012, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the years ended December 31, 2013 and 2012, the Company’s revenue was generated from three principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on the Company’s website and mobile applications. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s website and mobile applications. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 69% and 56% of the Company’s revenue came from advertising during the years ended December 31, 2013 and 2012, respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website and mobile application users.  The Company offers Credits and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Credits can be purchased using PayPal on the website and iTunes and Google checkout via mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’ platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Virtual Currency is recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the virtual currency breakage rate is based upon Company-specific historical redemption patterns. Virtual currency breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the virtual currency sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the years ended December 31, 2013 and 2012 was $625,000 and $0, respectively. For “VIP” and other subscriptions based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’ platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

Social Theater is a product that allows the Company to offer advertisers a way to leverage the Facebook platform through guaranteed actions by Facebook’s user base. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.  Social Theater revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonable assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition.

Beanstock Media Inc.

On September 25, 2013, the Company entered into a Media Publisher Agreement with Beanstock Media, Inc., a Delaware corporation (“Beanstock”) (the “Agreement”). The Agreement is effective from September 23, 2013 through December 31, 2015 (the “Term”), unless earlier terminated.

Pursuant to the Agreement, Beanstock has the exclusive right and obligation to fill all of the Company’s remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that is campaign or advertiser specific, (ii) any inventory the Company reserves in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. The Company may also continue to place inventory outside of the Agreement in direct sales.

Beanstock will pay for all advertising requests that the Company delivers, whether or not Beanstock fills the advertising request. For the United States, Beanstock will pay the Company specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock will pay the Company 90% of its net ad revenue for the Site.

The Company may terminate the Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party may terminate the Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business. For the year ended December 31, 2013, the Company recognized approximately $3,800,000 in revenue under the terms of the agreement.

Pinsight Media

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (the “Agreement”). The Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated.

Pinsight will pay for all ad requests that the Company delivers, whether or not Pinsight fills them. Pinsight will pay specified CPM rates depending on the type of advertising; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to the Company a percentage of gross revenue relating to international advertising impressions in excess of such amount. The stated CPM rates for certain advertising are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such advertising will be excluded from the Agreement.

On January 30, 2014, the Company and Pinsight entered into an amendment (the “Amendment”) to their Agreement dated October 31, 2013 (collectively with the Amendment, the “Pinsight Agreement”). The Pinsight Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated.

Pursuant to the Pinsight Agreement, Pinsight has the right and obligation to fill all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android (the “App”). The Pinsight Agreement does not apply to other mobile apps or virtual currency features on the App, including without limitation offer wall features and the Company’s Social Theater business. The Pinsight Agreement contemplates that the Company will make certain specified changes to its existing ad logic on the App. If the Company wishes to increase the number, type, frequency or scope of impressions on the App (“Additional Inventory”), it must first notify Pinsight and upon Pinsight’s written consent, said Additional Inventory will become subject to the Agreement.

 Pinsight will comply with the Company’s advertising editorial guidelines as in effect from time to time.

The Company may terminate the Pinsight Agreement upon written notice if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in the Company’s sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of advertising on the App causes a diminution in the App user experience. Either party may terminate the Pinsight Agreement upon written notice (a) for the other party’s violation of confidentiality provisions, (b) if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (c) for Cause. In the event of a termination for Cause, the terminating party will be entitled to liquidated damages. “Cause” means (i) the other party’s material breach if the breaching party does not cure said breach to the reasonable satisfaction of the non-breaching party within thirty days (or, if the breach cannot reasonably be cured within thirty days, does not commence a cure thereof to the reasonable satisfaction of the non-breaching party), (ii) the other party’s willful failure to perform under the Pinsight Agreement, including without limitation with respect to the payment for advertising, (iii) the other party communicates its intention (verbally or in writing) to discontinue performance hereunder (whether or not said party actually discontinues performance hereunder), unless, after inquiry by the first party, a Vice President (or his designee) of said other party affirms in writing within one business day that said party intends to continue performing hereunder, (iv) the other party attempts to terminate the Agreement for convenience or for a reason not specifically set forth in the Agreement, or (v) the other party ceases to do business or notifies the other party of its intention to cease doing business prior to the end of the term hereof. For the year ended December 31, 2013, the Company recognized approximately $695,000 in revenue under the terms of the agreement.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit on a non-collateralized basis primarily to United States (“U.S.”) and international customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

Based on this evaluation, the Company maintains an allowance for potential credit losses and for potential discounts based on historical experience and other information available to management.  Discounts historically represent less than 1% of the related revenues.  The fees associated with display advertising are often based on “impressions,” which are created when the ad is viewed.  The amount of impressions often differs between non-standardized tracking systems, resulting in discounts on some payments. Difference between ad serving platforms with respect to impressions is primarily due to lag time between serving of advertising and other technical differences.

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2012	$270,210	$276,790	$-	$547,000
Year Ended December 31, 2013	$547,000	$-	$52,000	$495,000

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually and as triggering events or indicators of potential impairment occur. The Company performs its annual impairment test in the fourth quarter of the calendar year. The Company evaluates the recoverability of goodwill by estimating the fair value of the reporting unit to which the goodwill relates. If the fair value of the reporting unit is less than the carrying value of the net assets and related goodwill, the Company performs a second step for that reporting unit to determine the amount of impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over its implied fair value. In addition to the guidance indicated above, a qualitative assessment is permitted, whereby companies may assess all relevant events and circumstances to determine if it is “more likely than not” (meaning a likelihood of more than 50%) that the fair value of the reporting units goodwill is less than the carrying amount. If there is a more likely than not assessment, companies would need to perform the two-step process.

Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test. Changes in operating results and other assumptions could materially affect these estimates.

For the year ended December 31, 2013, the Company determined that no impairment charge was necessary. During the year ended December 31, 2012, the Company recorded approximately $2.3 million goodwill impairment charges related to the discontinuance of Quepasa Games operations. Impairment charges for Quepasa Games are included in discontinued operations for the year ended December 31, 2012.

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships and mobile applications recorded at fair value.  Amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

(years)
Trademarks	5
Domain names	5
Mobile Applications, purchased and internally developed	5
Advertising customer relationships	3

Advertising customer relationships are amortized using the straight-line method over the term of the average contract term.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. When capitalized assets are retired or sold, the cost and related accumulated depreciation or amortization is removed from the accounts, with any gain or loss reflected in operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	(years)
Software	2	to	3
Servers and computer equipment	3	to	5
Office furniture and equipment	5	to	10

Leasehold improvements are amortized using the straight-line method over the term of the individual lease.

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of the Company. For the years ended December 31, 2013 and 2012, the Company determined that no impairment charge was necessary.

Lease Accounting

The Company accounts for operating lease transactions by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date it gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.

Capital lease transactions are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in Property and Equipment, net on the consolidated balance sheets and depreciated in a manner similar to other Property and Equipment.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The Company’s financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue. The carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense).

Net Loss per Share

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31, 2013	December 31, 2012
Stock options	9,138,131	9,082,753
Unvested restricted stock awards	1,361,750	-
Warrants	3,111,690	4,200,000
Convertible preferred stock	1,479,949	1,479,949
Totals	15,091,520	14,762,702

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests their excess cash in high-quality, liquid money market instruments maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on their cash equivalents.

The Company performs ongoing credit evaluations of their customers and generally do not require collateral. The Company has no history of significant losses from uncollectible accounts. During the years December 31, 2013 and 2012, one non-affiliate customer, an advertising aggregator, comprised approximately 22% and 25% of total revenues, respectively. For the years ended December, 2013 and 2012 an affiliate customer, a principal shareholder of the Company, MATT and its parent company, comprised 0% and 13%, respectively, of total revenues. Three customers comprised 37% and 58% of total accounts receivable as of December 31, 2013 and 2012, respectively.

The Company does not expect their current or future credit risk exposures to have a significant impact on their operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would not be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would increase the provision for income taxes.

The Company’s income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The Company issued warrants on its own common stock in conjunction with the term loan discussed in Note 8. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and internet development and maintenance costs, are charged to expense as incurred.

Stock-Based Compensation

The fair value of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss.

Contingencies

The Company accrues for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known the Company reassess their position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company's operations and manage its business as one operating segment. All long-lived assets of the Company reside in the U.S.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. The Company adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive loss as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on the Company’s results of operations or consolidated financial statements.

 Note 2—Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds and warrants to purchase convertible preferred stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Assets
Money market	$3,206,079	$—	$—	$3,206,079

Total assets	$3,206,079	$—	$—	$3,206,079

Liabilities
Warrants to purchase common stock	$—	$819,930	$—	819,930

Total liabilities	$—	$819,930	$—	819,930

December 31, 2012
Assets
Money market	$2,497,053	$—	$—	$2,497,053

Total assets	$2,497,053	$—	$—	$2,497,053

Total liabilities	$—	$—	$—	—

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2012	$—
Amounts acquired or issued	897,190
Changes in estimated fair value	(77,260)
Balance as of December 31, 2013	$819,930

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2013 or 2012.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 3.04% at December 31, 2013 and weighted average volatility of 93.15%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as interest expense on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

The Company's financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Expense for the Year Ended December 31, 2012
Assets:
Goodwill	—	—	$70,646,036	$2,288,776
Total	$—	$—	$70,646,036	$2,288,776

See Note 4. for a discussion of goodwill impairment charges. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the year ended December 31, 2013.

Note 3 —Discontinued Operations – Quepasa Games

The games development business of our Brazilian subsidiary, Quepasa Games, was discontinued on June 30, 2012 in order to streamline efforts to improve efficiencies, reduce costs and focus on the Company’s core social network business. In connection with this closure, the Company transferred the hosting responsibilities of its games Wonderful City Rio and Amazon Alive to third parties, Quepasa Games office in Curitiba, Brazil was closed and all Quepasa Games employees were terminated. The games business closure qualifies as a discontinued operation and accordingly the Company has excluded results for Quepasa Games operations from its continuing operations in the Consolidated Statement of Operations for all periods presented.  The following table shows the results of Quepasa Games included in the loss from discontinued operations for the years ended December 31:

2012
Games Revenues	$840,190
Games Expenses	1,032,366
Product development and content	552,563
Depreciation and amortization	16,102
Exit costs	431,418
Loss on disposable of assets	48,084
Stock-based compensation	151,508
Loss on impairment of goodwill	2,288,776
Total	4,520,817
Loss from discontinued operations attributable to Quepasa Games	$(3,680,627)

 The Company did not incur any activity for the year ended December 31, 2013.

 Note 4—Goodwill

Changes in the carrying amount of goodwill consisted of the following at December 31:

	2013	2012
Balance at January 1	$70,646,036	$72,934,812
Goodwill acquired during the period	—	—
Impairment charges during the period	—	2,288,776
Balance at December 31	$70,646,036	$70,646,036

In June 2012, the Company discontinued the Quepasa Games operations and as a result, the Company recognized an impairment of approximately $2.3 million recorded as a loss from discontinued operations for the year ended December 31, 2012. This discontinued operation is discussed in greater detail in Note 3.

Note 5—Intangible Assets

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(4,227,053)	(2,268,721)
Intangible assets—net	$4,787,941	$6,746,273

Amortization expense for continuing operations was approximately $2.0 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively.  Amortization expense for discontinued operations was approximately $0 and $600 for the years ended December 31, 2013 and 2012, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31:

2014	$1,893,610
2015	1,569,999
2016	1,324,332
Total	$4,787,941

Note 6—Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012

Servers, computer equipment and software	$7,308,536	$6,805,099
Office furniture and equipment	152,064	143,037
Leasehold Improvements	373,399	367,437
	7,833,999	7,315,573
Less accumulated depreciation/amortization	(4,962,199)	(2,542,941)
Property and equipment—net	$2,871,800	$4,772,632

The above amounts as of December 31, 2013 and 2012 include certain leases accounted for as capital leases. The total cost and accumulated depreciation of property and equipment recorded under capital leases at December 31, 2013 was approximately $519,000 and $250,000, respectively (See Note 9).

Property and equipment depreciation and amortization expense for continuing operations was approximately $2.4 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.  Depreciation expense for discontinued operations was approximately $16,000 for the year ended December 31, 2012.

Note 7—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31, 2013	December 31, 2012

Accrued expenses	$1,539,269	$1,644,199
Accrued bonuses	1,108,000	881,269
Accrued employee benefits	492,496	463,323
Accrued restructuring costs	122,562	224,324
Accrued expenses and other liabilities	$3,262,327	$3,213,115

Note 8— Long-term Debt

The components of the Company’s total indebtedness were as follows:

	December 31, 2013	December 31, 2012
Senior Loans Payable:
Term Loan	$4,663,018	$-
LSA2 Loan	-	125,679
S2LSA Loan	-	496,381
LSA2 Loan	480,753	1,762,061
Less: unamortized discount	(706,963)	-
	4,436,808	2,384,121
Subordinated Notes Payable:
MATT Note payable	-	5,000,000
RSI Note payable	-	2,000,000
Add: Accrued interest	-	1,686,973
Less: unamortized discounts	-	(1,069,168)
	-	7,617,805
Total long-term debt, net	4,436,808	10,001,926
Less current portion	2,333,966	1,903,368
Total long-term debt, less current portion, net	$2,102,842	$8,098,558

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending and Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the initial value of the warrants (See Note 11). The initial value of warrants have been capitalized within the other assets section of the balance sheet and are being amortized under the interest method over the term of the loan. Amortization expense was $190,225 for the year ended December 31, 2013. The lenders have a priority first security lien on substantially all assets of the Company.

Growth and Equipment Term Loans

On November 10, 2011, in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans are due September 2014. Under the Supplemental Loan and Security Agreement (“SLSA”), dated November 21, 2008, principal and interest are payable monthly at a fixed interest rate of 12.60% per annum, and the loan was repaid by April 2012. Under the Supplement Number 2 Loan and Security Agreement (“S2LSA”) dated January 22, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loan was due June 2013. On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6.0 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of the borrowers indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.

Subordinated Notes Payable

MATT Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in the Company and the Company issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share (see Note 11); and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the balance sheet and are being amortized to interest expense over the life of the note.  Amortization expense was $455 and $2,823 for the years ended December 31, 2013 and 2012, respectively.

MATT note payable consisted of the following as of December 31, 2012:

Notes Payable, face amount	$5,000,000
Discounts on Notes:
Revaluation of Warrants	(1,341,692)
Termination of Jet Rights	(878,942)
Accumulated Amortization	1,255,596
Total Discounts	(965,038)
Accrued Interest	1,204,980
MATT Note Payable, net	$5,239,942

On March 5, 2013, the Company, Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) and MATT entered into an agreement to offset the MATT Note with approximately $6.0 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the MATT Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the MATT Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Company recorded a net loss on debt restructure (see statement of operations and comprehensive loss) of approximately $712,000 in connection with the debt offset and warrant, attributable to the write-off of unamortized discounts and debt issue costs at the date of the agreement.

RSI Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 12); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the other assets section of the balance sheet and were amortized to interest expense over the life of the RSI Note. Amortization expense was $315 and $1,954 for the years ended December 31, 2013 and 2012, respectively.

RSI note payable consisted of the following as of December 31, 2012:

Notes Payable, face amount	$2,000,000
Discounts on Notes:
Revaluation of Warrants	(263,690)
Accumulated Amortization	159,560
Total Discounts	(104,130)
Accrued Interest	481,993
RSI Notes Payable, net	$2,377,863

On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the RSI Note.  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect and the RSI Note has been deemed fully satisfied. The Company recorded a net loss on debt restructure (see statement of operations and comprehensive loss) of approximately $463,000 in connection with the warrant exercise and debt cancellation, attributable to the write-off of unamortized discounts and debt issue costs, and accelerated interest at the date of the agreement.

Convertible Note Payable

On March 21, 2013, the Company issued a non-interest bearing $600,000 note payable to a third party, maturing six months from the origination date, in settlement of a trademark dispute. The note payable is convertible solely at the option of the Company into shares of its common stock. The Company had the option to convert as a whole or in part up to the entire amount outstanding under the note payable into the Company’s common stock at a conversion price equal to the volume weighted average trading price of the Company’s stock for the five trading days immediately prior to the date of conversion notice. During the third quarter of 2013, the Company executed its option to convert in whole the entire amount outstanding under the note payable into the Company’s common stock at $1.96 per share resulting in the issuance of 306,122 shares of common stock of the Company. Therefore, the Company is no longer under any obligation pursuant to the convertible note agreement.

Maturities

Maturities on long-term debt, before discount, of each of the next five years as of December 31, 2013 are as follows:

Years ending December 31:

2014	$2,333,966
2015	2,068,326
2016	741,479
Total	$5,143,771

Note 9—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2016. The Company leases their operating facilities in the U.S. and Sao Paulo, Brazil, under certain noncancelable operating leases that expire through 2017. These leases are renewable at the Company’s option.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 7.99% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively in January and March 2015.

A summary of minimum future rental payments required under capital and operating leases as of December 31, 2013 are as follows:

	Capital Leases (1)	Operating Leases
2014	$1,012,737	$1,067,443
2015	631,357	459,387
2016	107,085	467,182
2017	-	114,981
2018	-	-
Thereafter	-	-
Total minimum lease payments	$1,751,179	$2,108,993
Less: Amount representing interest	(109,299)
Total present value of minimum payments	$1,641,880
Less: Current portion of such obligations	928,181
Long-term capital lease obligations	$713,699

Rent expense for under these leases was approximately $2.2 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On February 3, 2014, the San Francisco City Attorney filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, alleging that the Company engages in unfair business practices with respect to its use of information relating to minors, and particularly with respect to location information and the disclosure of such use. The Company believes the City Attorney’s allegations are without merit and intends to defend against them vigorously.

On March 18, 2014, RecruitME, LLC (“RecruitME”) served a complaint on the Company that it had filed on December 27, 2013 in the United States District Court for the Eastern District of Texas accusing the Company of patent infringement. The Company believes RecruitME’s claims are without merit and intends to defend against them vigorously.

By letter dated October 23, 2012, MeetMoi LLC accused the Company of breach of contract and infringement of trademark. The Company recorded a contingent liability of $1 million for the probable settlement of this matter to accrued expense and other liabilities and charged this expense to general and administrative expenses for the year ended December 31, 2012. In settlement of the matter, on March 21, 2013, the Company paid $400,000 to MeetMoi LLC and issued to MeetMoi LLC a non-interest bearing $600,000 note payable convertible solely at the Company’s option into shares of the Company's common stock. On September 17, 2013, the Company exercised its right to convert the note payable and issued 306,122 shares of the Company’s common stock at $1.96 per share to MeetMoi LLC.

On September 8, 2011, Stacey Caplan, the Company's former employee, filed a complaint with the Equal Employment Opportunity Commission (“EEOC”) alleging sexual discrimination by the Company in the period following her voluntary resignation. The Company denied the allegations. On July 6, 2012, the EEOC found the complaint unfounded and closed its file. On January 28, 2013, Ms. Caplan sued the Company and its then Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations. On April 17, 2013, the Court dismissed the plaintiff’s tortious interference claims against the Company, and on April 19, 2013, the plaintiff withdrew her claims against Mr. Matte. On March 21, 2014, the parties entered into a settlement agreement to dismiss the suit with prejudice and Ms. Caplan agreed to pay the Company $5,000. Accordingly, on March 24, 2014, the suit was dismissed.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Restructuring Costs

During the second quarter of 2013, the Company announced a cost reduction initiative, including a workforce reduction of 15%. In addition, the Company implemented the workforce reduction and initiated further cost reductions by closing certain satellite offices and consolidating real estate facilities. The Company recorded restructuring costs of $2.5 million within operating expense related to the exit costs of non-cancellable leases and workforce reduction costs excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. Accrued restructuring expenses were approximately $123,000 and $224,000 at December 31, 2013 and 2012, respectively. The Company paid approximately $1.8 million of the restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Note 10—Stockholder’s Equity

Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series.

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to MATT Inc. for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on as converted basis. The holders of the Series A-1 do not have any change in control or liquidation preferences.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 122,685 and 901,321 shares of common stock in connection with the exercises of stock options during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company issued 1,002,147 common shares in connections with the exercises of warrants (see Note 11) and 306,122 common shares to MeetMoi as a result of the conversion of the note payable to shares of the Company’s common stock (see Note 8).

Stock-Based Compensation

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

The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Stock-based compensation expense includes incremental stock-based compensation expense as follows:

	2013	2012
Sales and marketing	$392,020	$347,555
Product development and content	1,755,712	1,856,622
General and administrative	1,610,311	1,677,717
Total stock-based compensation for continuing operations	3,758,043	3,881,894
Total stock-based compensation for discontinued operations	-	151,508
Total stock-based compensation for vesting of options	$3,758,043	$4,033,402

As of December 31, 2013, there was approximately $3.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately two years. As of December 31, 2013, the Company had approximately $1.9 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3 years.

Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after the December 31, 2011. As of December 31, 2013, there were approximately 6,400,000 shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the year ended December 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	187,375	$2.86
Granted	1,167,000	$1.88
Exercised	-	$-
Forfeited or expired	(74,333)	$2.50
Outstanding at December 31, 2013	1,280,042	$1.99	9.4	$101,830
Exercisable at December 31, 2013	190,625	$2.33	8.8	$23,436

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2013:

Risk-free interest rate:	1.25%
Expected term (in years):	5.8
Expected dividend yield:	-
Expected volatility:	85%

Restricted Stock Awards

The Company granted 1,458,000 Restricted Stock Awards (“RSAs”) during the year ended December 31, 2013. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $509,000 for the year ended December 31, 2013. A summary of RSA activity under the 2012 Plan during the year ended December 31, 2013 is as follows:

RSA's	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2012	-	$-
Granted	1,458,000	$1.79
Exercised	-	$-
Forfeited or expired	(96,250)	$1.77
Outstanding at December 31, 2013	1,361,750	$1.79
Unvested at December 31, 2013	1,361,750	$1.79

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

In 2008, the Company’s Board of Directors and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, the Company’s Board of Directors approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, the Company’s stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, the Company’s Board of Directors and stockholders approved amendments to the 2006 Plan to authorize the issuances of 4,000,000 additional shares of common stock.    Pursuant to the terms of the 2006 Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plans during the year ended December 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012 (1)	8,452,340	$2.58
Granted	-	$-
Exercised (2)	(122,685)	$1.00
Forfeited or expired (3)	(914,604)	$4.55
Outstanding at December 31, 2013 (4)	7,415,051	$2.36	5.6	$3,445,390
Exercisable at December 31, 2013	6,371,372	$2.11	5.2	$3,445,390

(1)	Includes 135,531 outstanding options to purchase common stock at a weighted average exercise price of $3.62 per share being held by consultants.
(2)	Includes 20,000 outstanding options to purchase common stock at a weighted average exercise price of $1.00 per share being held by consultants.
(3)	Includes 115,531 options granted to purchase common stock at a weighted average exercise price of $4.08 per share being held by consultants.
(4)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

The total intrinsic values of options exercised during the year ended December 31, 2013 and 2012 were approximately $102,000 and $1.8 million, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with a risk-free interest rate of 0.80%, expected term of 6.0 years and expected volatility of 82%.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2013 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	443,038	$1.34
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2013	443,038	$1.34	5.9	$217,089
Exercisable at December 31, 2013	443,038	$1.34	5.9	$217,089

Note 11—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

			Weighted-average		Balance sheet
	Warrants as of		exercise		classification
	December 31,	December 31,	price		December 31,
	2013	2012	per share	Expiration	2013	2012

Venture Lending & Leasing VI, Inc.	255,102	-	$1.96	2/28/2024	Liability	N/A
Venture Lending & Leasing VII, Inc.	255,102	-	1.96	2/28/2024	Liability	N/A
Scott, Richard L. Series #2	-	500,000	2.75	3/21/2016	N/A	Equity
Scott, Richard L. Series #3	-	500,000	2.75	3/21/2016	N/A	Equity
Allen, F. Stephen Series #2	500,000	500,000	3.55	3/21/2016	Equity	Equity
Allen, F. Stephen Series #3	500,000	500,000	3.55	3/21/2016	Equity	Equity
Stearns, Robert	200,000	200,000	3.55	3/21/2016	Equity	Equity
MATT Series #1	401,486	1,000,000	2.75	9/19/2016	Equity	Equity
MATT Series #2	1,000,000	1,000,000	2.75	9/19/2016	Equity	Equity
All warrants	3,111,690	4,200,000

Venture Lending & Leasing VI and VII Inc.

In connection with the Term loan that took place in April 2013, the Company issued warrants to the lender with an initial aggregate exercise value of $800,000, which increased by $200,000 with the first tranche and which would increase by $300,000 with the second and third tranche draw down of the loan (See Note 9). Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance.

The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (ASC 815). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the Term loan.

On December 31, 2013, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an decrease in fair value of $77,260, which was recorded in other expense in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2013. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock are classified as liabilities, and the fair value is estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants to purchase preferred stock and common stock are considered a Level 2 measurement (Note 2).

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2013:

Risk-free interest rate:	3.04%
Expected term (years):	10.17
Expected dividend yield:	—
Expected volatility:	93.15%

Scott, Richard L Series #2 and #3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00, and $7.00 as compensation for certain strategic initiatives. On January 25, 2008, the Company and RSI entered into a Note Purchase Agreement (the “RSI Agreement”). Pursuant to the terms of the RSI Agreement the exercise price of RSI’s outstanding warrants were reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the Note Payable of $263,690, to be amortized over the life of the note, see Note 8. The Series 2 and Series 3 warrants were outstanding at December 31, 2012 and expire in March 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note.

The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised its warrants.   At December 31, 2013, the RSI Warrants have been fully exercised and are of no further force or effect.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term (years):	8.15
Expected dividend yield:	-
Expected volatility:	100.75%

Allen, F. Stephen Series #2 and #3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00, and $7.00 as compensation for certain strategic initiatives. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were outstanding at December 31, 2013 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term (years):	6.08
Expected dividend yield:	—
Expected volatility:	94.07%

Stearns, Robert

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to the Company’s then Chief Executive Officer. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to compensation expense. These warrants were still outstanding on December 31, 2013 and expire in March 2016.

MATT Series #1 and #2

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in October 2016 and were outstanding as of December 31, 2013. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased. On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable (See Note 7).   MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013. For the year ended December 31, 2013 400,002 warrants were forfeited. At December 31, 2013, MATT Warrants totaling 1,597,851 were outstanding.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term (years):	8.73
Expected dividend yield:	-
Expected volatility:	100.75%

A summary of warrant activity for the year ended December 31, 2013 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2012	4,200,000	$2.98
Granted	510,204	$1.96
Exercised	(1,002,147)	$2.75
Forfeited or expired	(596,367)	$2.75
Outstanding at December 31, 2013	3,111,690	$2.61
Exercisable at December 31, 2013	3,111,690	$2.61

Note 12—Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2013 and 2012, the Company did not record a current or deferred income tax expense or benefit.

The Company's loss before taxes was $10,898,325 and $10,308,338 for the years ended December 31, 2013 and 2012, respectively, and was primarily generated in the U.S.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following:

	December 31, 2013	December 31, 2012
Net operating loss	$48,280,000	$50,515,000
Property and equipment	(1,525,000)	(2,447,000)
Stock options and warrants	9,738,000	7,960,000
Other	1,151,000	1,269,000
Total deferred tax assets	57,644,000	57,297,000
Valuation allowance	(57,644,000)	(57,297,000)
Net deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2013 and 2012.

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows:

	2013	2012
U.S. federal income tax at statutory rate	$(3,689,000)	$(3,505,000)
Nondeductible expenses	54,000	69,000
Exercise and forfeitures of stock based compensation	-	(383,000)
Change in valuation allowance	3,708,000	2,869,000
State tax benefit, net of federal provision (benefit)	2,000	(428,000)
Foreign subsidiary loss	(22,000)	673,000
Adjustment for business combinations	-	704,000
Other	(53,000)	1,000
Income Tax Expense	$-	$-

As of December 31, 2013 and 2012, the Company had U.S. federal net operating loss carryforwards of $136 million and $131 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2033.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive income (loss).

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2013. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Note 13—Transactions with Affiliates

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 8 – Notes and Loans Payable, Note 10 – Stockholder’s Equity, and Note 11 – Warrants.

The Company earned $6.0 million of Social Theater revenue for the year ended December 31, 2012 from MATT. The Company did not have Social Theater revenue for the year ended December 31, 2013 from MATT or its parent company, AHMSA. At December 31, 2013 and 2012, approximately $0 and $6.0 million, respectively of the Company’s combined accounts receivable were from AHMSA and MATT. John Abbott, the Company's former Chief Executive Officer and Chairman of the Board, has been a financial advisor to AHMSA. In connection with providing these services, AHMSA has been paying Mr. Abbott $30,000 per month.

Note 14—Subsequent Events

On March 10, 2014, Venture Lending and Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.