Form 10-K/A
period 2013-12-31
MeetMe, Inc.
filed 2014-04-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

✔ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(215) 862-1162

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 3, 2014, was 38,614,640.

MEETME, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of MeetMe, Inc., a Delaware corporation (“Company,” “MeetMe,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2013 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 25, 2014 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

The following table represents our Board of Directors (the “Board”) as of April 4, 2014:

Name	Age	Position
John Abbott	44	Chairman of the Board
Alonso Ancira	62	Director
Jean Clifton	53	Director
Geoffrey Cook	35	Director
Ernesto Cruz	57	Director
Spencer Rhodes	36	Director

John Abbott has been the non-Executive Chairman of the Board since March 2013. Previously and since October 2007, Mr. Abbott had been a director and Chief Executive Officer of the Company. Since February 25, 2009, Mr. Abbott has served as Chairman of the Board of the Company. During Mr. Abbott’s tenure, the Company relaunched Quepasa as a social network before merging with myYearbook in late 2011. Prior to joining the Company, Mr. Abbott served as financial advisor to Altos Hornos de Mexico, S.A. de C.V., which we refer to as “AHMSA.” Mr. Abbott was selected to serve on our Board because of his extensive experience in strategic advisory and entrepreneurship. In addition, Mr. Abbott, as our former Chief Executive Officer, possesses a detailed understanding of the characteristics of our business model.

Alonso Ancira has been a director of the Company since November 2006. He has served as Chairman of the Board of AHMSA, one of Mexico’s most prestigious industrial consortiums, since April 2004. He is also Chairman of the Board of Mexicans & Americans Trading Together, Inc., which we refer to as “MATT, Inc.,” a wholly-owned subsidiary of AHMSA and beneficial owner of 10.1% of the voting stock of the Company. From 1991 until April 2004, Mr. Ancira was Vice- Chairman and Chief Executive Officer of AHMSA. He is currently President of Mexico’s Chamber of Iron and Steel, a position he held from 1993 to 1995 and from 2003 to 2004. Mr. Ancira was selected by MATT, Inc., which has a contractual right to appoint an individual to the Board, to serve on the Board due to his leadership in the Mexican business community, innovative thinking and strong support of our business model.

Jean Clifton has been a director of the Company since June 2013. Ms. Clifton currently performs consulting services through Platinum Strategic Partners, LLC, a financial and operations consulting firm she founded in 2006. Ms. Clifton served as the Chief Financial Officer of WestwoodOne (f/k/a Dial Global, Inc.) from June 2012 through January 2014. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company (“JRC”) and its predecessor companies, in various capacities in the U.S. and Europe, including President and Chief Operating Officer (2005-06) and Executive Vice President, Chief Financial Officer and Treasurer from 1989 to 2005. Ms. Clifton has held Chief Financial Officer/Chief Accounting Officer positions at Readers' Digest and three MidOcean Partners portfolio companies (Penton Media from 2008 through 2010, Olympus Media and Jones & Frank). Ms. Clifton was designated by Mr. Cook to serve as a director because of her financial experience.

Geoffrey Cook has been a director and Chief Executive Officer of the Company since March 2013. Mr. Cook served as Chief Operating Officer from November 2011 through March 2013. Mr. Cook was appointed in connection with the merger of Quepasa and Insider Guides, Inc., which we refer to as “myYearbook.” Mr. Cook co-founded myYearbook where he served as Chief Executive Officer from 2005 until the merger in 2011. During his tenure at myYearbook, Mr. Cook grew myYearbook to profitability and $30+ million revenue with 100 employees. Mr. Cook previously founded EssayEdge and ResumeEdge while a student at Harvard University in 1997 and sold them to The Thomson Corporation in 2002. Mr. Cook was designated by myYearbook to serve as a MeetMe director because of his experience as the co-founder and Chief Executive Officer of myYearbook.

Ernesto Cruz has been a director of the Company since November 2007. Since October 2007, Mr. Cruz has served as the managing partner of Advanzer de Mexico S.A. de C.V. a consulting and audit firm. From March 2002 until October 2007, he was the Managing Partner for the Monterrey and Northeast Mexican offices of Deloitte & Touche, a big four international accounting firm. Mr. Cruz served as the Managing Partner for the Monterrey and Northeast Mexican offices of Arthur Anderson from April 1997 through March 2002. Mr. Cruz is a Certified Public Accountant in Mexico. Mr. Cruz was selected to serve on our Board for because of his extensive knowledge in accounting and auditing and his service on the board of directors of large companies in Mexico.

Spencer Rhodes has been a director since April 2013. Mr. Rhodes is a Director at Allianz Global Investors, an investment management firm. He assumed that position in July of 2013. Prior to that, Mr. Rhodes was the Chief Operating Officer and Head of Business Development for Tradewinds Investment Management LP, also an investment management firm. Mr. Rhodes had been affiliated with Tradewinds Investment Management LP since January 2008. Previously Mr. Rhodes was a Vice President with BlackRock Investment Management from 2004 to 2008. Prior to his career in finance, Mr. Rhodes served as President of CyberEdit.com, which was acquired by The Thomson Corporation. From 2006 to 2011, Mr. Rhodes was an angel investor and board observer for myYearbook.com, one of the Company’s predecessor companies. Mr. Rhodes was designated by Mr. Cook to serve as a director because of his investment experience and his experience with emerging companies.

There are no family relationships between any of our directors and/or executive officers.

Executive Officers

Name	Age	Position(s)
Geoffrey Cook	35	Chief Executive Officer
David Clark	49	Chief Financial Officer
William Alena	41	Chief Revenue Officer
Frederic Beckley	49	General Counsel and Executive Vice President, Business Affairs
Richard Friedman	43	Chief Technology Officer

Geoffrey Cook A summary of our Chief Executive Officer, Mr. Cook’s, experience is set forth above under Board of Director’s background.

David Clark has served as Chief Financial Officer since April 2013. Mr. Clark has served as Executive Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc. since July 2008, and prior to that was Senior Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc. since November 2007. Mr. Clark also served as Secretary of Nutrisystem, Inc. from November 2007 through July 2010. From November 2006 through October 2007, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings from its founding in 1997 through February 2006, and held the additional position of Executive Vice President from 2000 through February 2006, and Senior Vice President from 1997 through 2000. During this time, he also served as Chief Financial Officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless Holdings, from 1997 through April 2000. Prior to that, Mr. Clark served from 1996 through 1997 as a Managing Director at Furman Selz L.L.C., and from 1986 through 1996 in various positions at Citibank N.A., including Vice President in Media and Communications and High Yield Finance.

William Alena has served as our Chief Revenue Officer since November 2011. Mr. Alena was appointed in connection with the myYearbook merger. From April 2007 until the myYearbook merger, Mr. Alena served as the Chief Revenue Officer of myYearbook. From March 2002 to March 2007, Mr. Alena served as the Director of Internet Advertising at Scholastic Inc. (NASDAQ: SCHL), a global children’s publishing, education and media company.

Frederic Beckley has served as our General Counsel and Executive Vice President, Business Affairs since November 2011. From September 2000 to December 2010, Mr. Beckley worked at TruePosition, Inc., where his last position was Executive Vice President, Business Development and General Counsel. From August 1995 to September 2000, Mr. Beckley held a number of positions at Verizon Corporation, including Senior Counsel, Business Development at Verizon Wireless. Mr. Beckley began his professional career in private practice, at Dechert, Price & Roads from June 1990 to January 1993, and Pepper, Hamilton & Scheetz, from February 1993 to July 1995.

Richard Friedman has served as our Chief Technology Officer since September 2013. Mr. Friedman was VP Software Engineering for the Company from January 2009 through March 2013. Mr. Friedman was formerly CTO of Stuzo, Inc., from March 2013, to August 2013. Mr. Friedman had served as MeetMe’s Vice President, Software Engineering, from November 2011, to March 2013. From December 2008 until November 2011, Mr. Friedman served as the Vice President and Director of Software Engineering of myYearbook. From February 2008 to December 2008, Mr. Friedman was a founder of Ringside Networks, a social networking open source startup. From December 2004 to February 2008, Mr. Friedman held product manager roles at JBoss and its acquirer Red Hat for their respective systems management technology. From March 2003 to December 2004, Mr. Friedman served as First Vice President at Bank One and its acquirer JP Morgan Chase. From 1997 to 2004, Mr. Friedman held multiple roles including Chief Technologist Bluestone Division, Director of Rich Media Technology and Senior Integration Architect at Bluestone Software and its acquirer Hewlett-Packard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act,” requires that our directors, executive officers, and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and on the representations of the reporting persons we believe that all filing requirements applicable to these persons were complied with during fiscal year 2013, with the exception of one Form 4 filing for Ms. Clifton. The Form 4 reported a grant of stock options to Ms. Clifton on June 3, 2013 and was filed one day late on June 6, 2013.

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

The Board has determined that Mr. Cruz is qualified as an “audit committee financial expert,” as that term is defined by the applicable rules of the Securities and Exchange Commission (which we refer to as the “SEC”) and NASDAQ and in compliance with the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or of the Board.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Company's website at www.meetmecorp.com/investors/governance/. The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Geoffrey Cook, our former Chief Executive Officer, John Abbott and our two next most highly compensated executive officers serving at the end of the last fiscal year, to whom we refer to collectively as our “Named Executive Officers.” Our Named Executive Officers for 2013 were Mr. Abbott, Mr. Cook, David Clark and Richard Friedman.

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

Determination of Compensation Elements

In early 2012, our Compensation Committee commissioned F.W. Cook &Co. (“F.W. Cook”), a compensation consulting firm, to conduct an independent review of our executive compensation program. As a result of the myYearbook merger in 2011, a number of our executive officers were new to the Company and the Compensation Committee determined that it would be beneficial for the executive compensation program to have an objective report on the compensation practices for the recently combined company. The purpose of the review was to provide a competitive reference on pay levels, performance alignment and shareholder considerations. F.W. Cook utilized the peer group designated in 2011, which is set forth below, to provide an executive compensation review of our overall executive compensation against that provided by our peer group. Certain of the companies were determined to be appropriate members of our competitor group based on the number of employees and the fact that they are competitor companies, while certain other companies were determined to be appropriate members of our competitor group based on their market capitalization or total shareholder return. In general, all of the companies in our peer group represent companies with which we compete for our executive talent. We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies. The comparator companies consist of the following:

● A.H. Belo	● interclick	● Majesco Entertainment
● Constant Contact	● Keynote Systems	● Unwired Planet
● Convio	● Limelight Networks	● Outdoor Channel
● Evolving Systems	● LIN Media	● Web.com
● Glu Mobile	● Local.com	● Zix

In 2013, we used the F.W. Cook report and consulted with F.W. Cook in connection with the hiring of our new Chief Financial Officer and Chief Technology Officer. In addition we consulted with F.W. Cook on all compensation actions taken for our Named Executive Officers.

When determining our executive compensation policies in 2013, our Compensation Committee considered recommendations from our Chief Executive Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself. Mr. Cook does not participate in determining his own compensation.

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

Name	Base Salary effective for Fiscal Year 2013
Geoffrey Cook	$250,000
David Clark	$312,000
Richard Friedman	$300,000

Performance-Based Bonuses

The Company has a Management Bonus Plan (the “Bonus Plan”) that was established to promote the interests of the Company by creating an incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company.

The individual bonus awards payable to the participants in the Bonus Plan for a plan year shall be based on criteria determined by the Compensation Committee. It is anticipated that the criteria shall include (i) the Company’s achievement of specified Revenue goals determined by the Compensation Committee in its sole discretion, (ii) the Company’s achievement of specified Adjusted EBITDA goals determined by the Compensation Committee in its sole discretion, (iii) the Company’s achievement of other budgetary or new product targets determined by the Compensation Committee in its sole discretion, and (iv) the achievement of specified individual pre-established goals for each participant. The Compensation Committee shall determine the amounts and relative weighting of the goals in its sole discretion.

In June 2013, the Compensation Committee approved performance-based annual bonuses with a target amount of $200,000, $156,000, and $150,000 for Messrs. Cook, Clark, and Friedman, respectively. A portion of the bonus was based on the Company’s achievement of a certain Revenue target in 2013, a portion was based on achievement of a certain Adjusted EBITDA target in 2013, a portion was based on performance of new products, and a portion was subject to the Compensation Committee sole discretion. In choosing the performance criteria for the 2013 bonuses, the Compensation Committee determined that Adjusted EBITDA and Revenue were the best indicators of the Company’s success in 2013.

For Messrs. Cook and Clark, 35% of the bonus was based on achievement of the Revenue target, 35% was based on performance of new products, 15% was based on achievement of the Adjusted EBITDA target and 15% was subject to the Compensation Committee sole discretion. Upon partial achievement of the applicable Revenue, new products, and Adjusted EBITDA goals, the bonus amounts would be prorated in accordance with the formulas determined by the Compensation Committee. For Mr. Friedman, 30% of the bonus was based on achievement of the Revenue target, 45% was based on performance of new products, 10% was based on achievement of the Adjusted EBITDA target and 15% was subject to the Compensation Committee sole discretion.

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

For 2013 performance, Messrs. Cook, Clark, and Friedman received bonus amounts under the Bonus Plan equal to $318,220, $248,211, and $199,511, respectively. 2013 Revenue resulted in 207% of the applicable weighted portion of each executive’s bonus being paid, new product performance resulted in 38% of the applicable weighted portion of each executive’s bonus being paid, and the 2013 Adjusted EBITDA resulted in approximately 390% of the applicable weighted portion of each executive’s bonus being paid. The Compensation Committee scored the discretionary portion at 100% of the applicable weighted portion of each executive’s bonus being paid.

Equity Compensation

Our shareholders approved the MeetMe, Inc. 2012 Omnibus Incentive Plan in June 2012, which permits the Compensation Committee to award various types of equity based awards. Equity incentives form an integral part of the compensation paid to our Named Executive Officers. In 2013, we granted time-based stock options and restricted stock awards (RSAs) to certain of our Named Executive Officers. We believe that stock options and RSAs provide a strong incentive to increase stockholder value. In 2013, no equity grants were made to Mr. Cook.

The stock options granted to our Named Executive Officers in 2013 vest and become fully exercisable upon a change of control of the Company.

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

Pursuant to the Company’s insider trading policy, the Company prohibits any employees, officers, directors or other individuals who are aware of material non-public information from buying or selling puts or calls of our stock (i.e., entering into a hedging transaction) and from pledging our stock as collateral for a loan (i.e., entering into a pledging transaction).

Material Terms of Named Executive Officer Employment Agreements and Post Employment Compensation

We have employment agreements with Messrs. Cook, Clark, and Friedman, which provide for special benefits upon certain types of employment termination events. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package.

Geoff Cook’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our Chief Operating Officer and President of the Consumer Internet Division, Geoff Cook. The employment agreement was amended effective March 6, 2013 and again effective August 8, 2013. Mr. Cook was promoted to Chief Executive Officer of the Company, effective March 11, 2013.

Under the employment agreement, Mr. Cook receives an annual base salary of $250,000 per year. In accordance with Mr. Cook’s employment agreement, he received an option to purchase 450,000 shares of common stock, which vests and becomes exercisable as to one-third of the shares subject to the stock option on November 10 of each of 2012, 2013 and 2014. Mr. Cook is entitled to receive an annual target bonus equal to no less than 85% of the average of our Chief Financial Officer’s respective bonuses under the Management Bonus Program for the applicable year, to be paid in the equivalent value of fully-vested shares of MeetMe common stock or options to purchase shares of our common stock, provided that if and to the extent that the Chief Financial Officer’s bonuses are paid in cash, then Mr. Cook’s bonus would also be paid in cash. During the term of the employment agreement, Mr. Cook is entitled to participate in all health, life, disability, insurance and other benefit programs that the Company may offer to other key executives of the Company from time to time. Mr. Cook is entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

The employment agreement provides that in the event that the Company terminates Mr. Cook’s employment without “cause” (other than on account of death, disability or retirement) or Mr. Cook terminates his employment for “good reason,” in either case, whether before or after a change of control, then, the Company is obligated to pay or provide Mr. Cook (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Cook’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of any outstanding stock options, which options shall remain exercisable for two years following termination, (iv) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Cook and his dependents), provided that such continued benefits will cease if Mr. Cook becomes eligible for benefits with a subsequent employer, and (v) full vesting of awards under all other compensation plans and programs not previously paid. The employment agreement provides that if the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction.

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

For purposes of the employment agreement for Mr. Cook “cause” generally means the executive’s (i) willful misconduct or gross negligence that isn’t cured within 60 days following notice, (ii) conviction of a felony involving moral turpitude, or (iii) material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means (a) the Company materially breaches the employment agreement, (b) a material diminution in base compensation (other than an across the board reduction), (c) a material diminution in executive’s authority, duties or responsibilities, or (d) the Company requires the executive, without his consent, to relocate his office more than 75 miles from the current location.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2013 for Mr. Cook under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	Effect of 280G (5) ($)	Total ($)
Termination without cause	500,000	400,000	-	-	11,714	-	911,714
Termination for good reason	500,000	400,000	-	-	11,714	-	911,714
Termination by death	62,500	-	200,000	-	2,928	-	265,428
Termination by disability	-	-	-	-	11,714	-	11,714
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-
Change of control	500,000	400,000	-	-	$11,714	-	911,714

(1) Represents lump sum amounts. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2) Represents a lump sum amount.

(3) Mr. Cook’s unvested options as of December 31, 2013 were under water.

(4) Includes value of continued health benefits

(5) As with our other Named Executive Officers, Mr. Cook is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. If the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction. Based on our estimated calculations of the impact of Section 280G of the Internal Revenue Code, Mr. Cook would receive a greater net after-tax benefit if all excess parachute payments are paid to him and the payments are subject to the excise tax under Section 4999 of the Internal Revenue Code than he would receive if the Company reduced those payments and benefits to avoid such excise tax.

David Clark’s Employment Agreement

Effective as of January 24, 2013, we entered into an employment agreement with our Chief Financial Officer, David Clark. The employment agreement has a three year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

Under the employment agreement, Mr. Clark receives an annual base salary of $312,000 per year, is eligible for annual incentive compensation with a target amount equal to 50% of his Base Salary. The actual amount of such annual incentive compensation shall be determined in accordance with the applicable plans based on achievement of individual and Company performance objectives established in advance by the CEO or Compensation Committee. No minimum incentive is guaranteed.

As additional consideration for the terms and conditions of this Agreement, effective on the Effective Date, Mr. Clark will receive a stock option to purchase 300,000 shares of Company common stock, subject to the terms and conditions of the Company’s equity compensation plan and Executive’s execution of a stock option grant agreement (the “Option”). The exercise price of the Option will be the closing price of the Company’s common stock on the Effective Date. The Option will vest as to one-third of the shares subject to the Option on the first anniversary of the grant date and the remaining two-thirds of the shares subject to the Option will vest in substantially equal installments on a monthly basis over the following two years, subject to Executive’s continued employment on the applicable vesting date. Additionally, effective on the Effective Date, Executive will receive a restricted stock award of 75,000 shares of Company common stock, subject to the terms and conditions of the Company’s equity compensation plan and Employee’s execution of a restricted stock award grant agreement (the “Restricted Stock Award”). The Restricted Stock Award will vest in full on the first anniversary of the grant date, subject to Executive’s continued employment on the applicable vesting date.

The employment agreement provides that in the event that the Company terminated Mr. Clark’s employment with the Company at any time without Cause, in which case the Employment Term shall be deemed to have ended, effective upon not less than 30 days’ prior written notice to Executive. Additionally, Mr. Clark may resign from his employment with the Company for Good Reason, in which case the Employment Term shall be deemed to have ended, with such resignation to become effective no later than the day immediately following the 120th day following the initial occurrence of the event constituting Good Reason. For the avoidance of doubt, a failure by the Company to renew this Agreement (for a reason other than Cause, death or Disability or Executive’s resignation without Good Reason) shall be treated as termination of Mr. Clark’s employment.

The employment agreement provides that in the event that Mr. Clark’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Clark’s estate all base salary for the 12 months following the Termination Date, and in addition, as well as a pro rata portion of Mr. Clark’s target bonus under the Company’s Management Bonus Program through the month in which his death occurs. If Mr. Clark’s employment was terminated on account of Mr. Clark’s disability, the Company is obligated to pay or provide Mr. Clark with base salary earned but not yet paid.

If Mr. Clark’s employment is terminated by the Company for cause or by Mr. Clark without good reason, Mr. Clark is only entitled severance benefits or the 12 month period following the Termination Date and shall receive an amount equal to his periodic Base Salary payments (at the rate in effect immediately before the Termination Date), which shall be paid in periodic installments in accordance with the Company’s payroll practices. Subject to Mr. Clark’s delivery and non-revocation of an effective Release, payments will begin on the first regularly scheduled payroll date that occurs after the 60th day after the Termination Date, and the first payment will include amounts not yet paid during the 60 day period.

Richard Friedman’s Employment Agreement

Effective as of August 19, 2013, we entered into an employment agreement with our Chief Technology Officer, Richard Friedman. The employment agreement has a one year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

Under the employment agreement, Mr. Friedman receives an annual base salary of $300,000 per year, is eligible for annual incentive compensation with a target amount equal to 50% of his Base Salary. The actual amount of such annual incentive compensation shall be determined in accordance with the applicable plans based on achievement of individual and Company performance objectives established in advance by the CEO or Compensation Committee. No minimum incentive is guaranteed.

As additional consideration for the terms and conditions of this Agreement, effective on the Effective Date, Mr. Friedman will receive a stock option to purchase 250,000 shares of Company common stock, subject to the terms and conditions of the Company’s equity compensation plan and Executive’s execution of a stock option grant agreement (the “Option”). The exercise price of the Option will be the closing price of the Company’s common stock on the Effective Date. The Option will vest as to one-third of the shares subject to the Option on the first anniversary of the grant date and the remaining two-thirds of the shares subject to the Option will vest in substantially equal installments on a monthly basis over the following two years, subject to Executive’s continued employment on the applicable vesting date. Additionally, effective on the Effective Date, Executive will receive a restricted stock award of 150,000 shares of Company common stock, subject to the terms and conditions of the Company’s equity compensation plan and Employee’s execution of a restricted stock award grant agreement (the “Restricted Stock Award”). The Restricted Stock Award will vest in full on the first anniversary of the grant date, subject to Executive’s continued employment on the applicable vesting date.

The employment agreement provides that in the event that the Company terminated Mr. Friedman’s employment with the Company at any time without Cause, in which case the Employment Term shall be deemed to have ended, effective upon not less than 30 days’ prior written notice to Executive. Additionally, Mr. Friedman may resign from his employment with the Company for Good Reason, in which case the Employment Term shall be deemed to have ended, with such resignation to become effective no later than the day immediately following the 120th day following the initial occurrence of the event constituting Good Reason. For the avoidance of doubt, a failure by the Company to renew this Agreement (for a reason other than Cause, death or Disability or Executive’s resignation without Good Reason) shall be treated as termination of Mr. Friedman’s employment.

The employment agreement provides that in the event that Mr. Friedman’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Friedman’s estate all base salary for the 12 months following the Termination Date, and in addition, as well as a pro rata portion of Mr. Friedman’s target bonus under the Company’s Management Bonus Program through the month in which his death occurs. If Mr. Friedman’s employment was terminated on account of Mr. Friedman’s disability, the Company is obligated to pay or provide Mr. Friedman with base salary earned but not yet paid.

If Mr. Friedman’s employment is terminated by the Company for cause or by Mr. Friedman without good reason, Mr. Friedman is only entitled severance benefits or the 12 month period following the Termination Date and shall receive an amount equal to his periodic Base Salary payments (at the rate in effect immediately before the Termination Date), which shall be paid in periodic installments in accordance with the Company’s payroll practices. Subject to Mr. Friedman’s delivery and non-revocation of an effective Release, payments will begin on the first regularly scheduled payroll date that occurs after the 60th day after the Termination Date, and the first payment will include amounts not yet paid during the 60 day period.

For purposes of the employment agreements for Messrs. Clark and Friedman, “cause” generally means the executive’s (i) willful misconduct or gross negligence that is materially harmful to the Company or repeated despite notice, (ii) conviction of a felony involving moral turpitude, or (iii) material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) fails to pay the executive his base salary or bonus due for more than 10 days, (c) materially diminishes the executives duties, (d) decreases the executive’s compensation, or (e) materially reduces the executive’s welfare benefits, other than an across the board reduction.

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

COMPENSATION TABLES

The following tables reflect the compensation paid to our Chief Executive Officer, our former Chief Executive Officer, and our two next most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our “Named Executive Officers” for 2013 and 2012.

2013 Summary Compensation Table

Name and					Option		RSA		Non-Equity
Principal Position	Year	Salary		Bonus	Awards		Awards		Incentive Plan Compensation		Total
(a)	(b)	($)(c)		($)(d)	($)(e)(1)		($)(f)(1)		($)(g)		($)(j)
Geoffrey Cook	2013	250,000	(2)	-	-		-		$318,220	(3)	$568,220
Chief Executive Officer (effective March 11, 2013)	2012	250,000	(2)	-	-		-		203,747	(4)	453,747

John Abbott	2013	$62.500	(2)	-	-		-		-		$62,500
Chief Executive Officer (2007 through March 11, 2013)	2012	$250,000	(2)	-	-		-		$216,043	(4)	$466,043

David Clark	2013	234,000	(2)	-	495,000	(5)	173,250	(6)	248,211	(3)	1,150,461
Chief Financial Officer	2012	-		-	-		-		-		-

Richard Friedman	2013	97,885	(2)	-	310,625	(7)	259,500	(8)	199,511	(3)	867,521
Chief Technology Officer	2012	-		-	-		-		-		-

(1)

The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. The amounts in the column titled “Option Awards” represent awards that were paid in options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

(2)	Represents cash compensation for salary.
(3)	Represents bonus amounts earned for services performed in 2013, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses”
(4)	Represents bonus amounts earned for services performed in 2012, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses”
(5)

Includes 300,000 10-year stock options exercisable at $2.31 per share, which vest in one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first vesting date being May 2, 2014.

(6)	Includes restricted stock awards of 75,000 shares of Company common stock, which vest in full on April 2, 2014.
(7)

Includes 250,000 10-year stock options exercisable at $1.73 per share, which vest in one-third on September 3, 2014, and the balance vests over a two-year period in equal monthly increments with the first vesting date being October 3, 2014.

(8)	Includes restricted stock awards of 150,000 shares of Company common stock, which vest in full on September 3, 2014.

Outstanding Equity Awards at 2013 Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested and equity incentive awards for each Named Executive Officer as of December 31, 2013, all of which were granted under the Company’s 2012 Omnibus Incentive Plan:

	Option Awards					Stock Awards
Name (a)	No. of Securities Underlying Unexercised Options (#) Exercisable (b)	No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of shares of units of stock that have not vested (g)		Market Value of shares of units of stock that have not vested (h)
								-
Geoffrey Cook	300,000	150,000	(1)	4.24	11/10/2021	-		-

John Abbott	1,897,492	-		1.00	10/25/2017	-		-
	262,500	-		1.00	7/22/2018	-		-
	54,237	-		1.00	10/15/2018	-		-
	54,237	-		1.00	10/15/2018	-		-
	316,456	-		1.34	10/31/2019	-		-
	90,000	-		1.34	9/26/2020	-		-
	89,928	-		4.95	9/26/2020	-		-
	200,000	-		4.95	10/10/2021	-		-

David Clark	-	300,000	(2)	2.31	4/2/2023	75,000	(3)	137,250

Richard Friedman	-	250,000	(4)	1.73	9/3/2023	150,000	(5)	274,500

(1)	The options vest in equal increments on November 10, 2012, November 10, 2013 and November 10, 2014.
(2)	The options vest in one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first vesting date being May 2, 2014.
(3)	The restricted stock awards vest in full on April 2, 2014. Market value is calculated based on a closing stock price at December 31, 2013 of $1.83 per share.
(4)	The options vest in one-third on September 3, 2014, and the balance vests over a two-year period in equal monthly increments with the first vesting date being October 3, 2014.
(5)	The restricted stock awards vest in full on September 3, 2014. Market value is calculated based on a closing stock price at December 31, 2013 of $1.83 per share.

Director Compensation

In 2013, non-employee directors were compensated with and cash and stock options for service as a director, committee chairperson or committee member. The following table provides information regarding director compensation in 2013. The table does not include compensation for reimbursement of travel expenses related to attending Board and Committee meetings.

2013 Director Compensation

Name (a)	Annual Retainer Fee ($)(b)	Option Awards ($)(d) (1)	Total ($)(h)

John Abbott (2)	24,667	19,240	43,907
Alonso Ancira (2)	28,000	19,240	47,240
Lars Batista (2) (8)	28,333	19,240	47,573
Steven Besbeck (2) (7)	43,000	19,240	62,240
Jean Clifton (2) (6)	10,333	19,240	29,573
Ernesto Cruz (2)	33,667	19,240	52,907
Terry Herndon (5)	17,333	-	17,333
Malcolm Jozoff (2) (8)	41,334	19,240	60,574
Richard Lewis (3)	21,000	-	21,000
Spencer Rhodes (2) (4)	14,417	19,240	33,657

(1)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)

On June 3, 2013, each non-employee director received a stock option to purchase 18,500 shares of our common stock, exercisable at $1.50 per share for their service as directors. These options vest monthly over one year, through June 3, 2014. The non-employee directors received an annual retainer fee of $25,000, an additional committee chairman retainer fee of $6,000, $5,000, and $2,000, respectively for the Audit, Compensation and Nominating and Governance Committees; and additional committee membership retainer fees of $6,000, $5,000, or $1,000, respectively for the Audit, Compensation and Nominating and Governance Committees.

(3)	Resigned from Board of Directors effective April 24, 2013.

(4)	Appointed to the Board of Directors effective April 24, 2013.

(5)	Resigned from Board of Directors effective June 3, 2013.

(6)	Appointed to the Board of Directors effective June 3, 2013.

(7)	Resigned from Board of Directors effective November 1, 2013.

(8)	Resigned from Board of Directors effective December 19, 2013.

On April 10, 2012, the Compensation Committee approved non-employee director compensation for 2012 and later years, which consists of the following elements:

• annual cash retainer of $25,000;

• committee chairpersons — additional retainer fees of $6,000 for the Audit Committee chairperson, $5,000 for the Compensation Committee chairperson and $2,000 for the Governance Committee chairperson;

• committee membership — additional retainer fees of $6,000 for the Audit Committee, $5,000 for the Compensation Committee and $1,000 for the Governance Committee;

• additional meeting fees — additional meeting fees of $1,000 for in-person or telephonic attendance of board or committee meetings in excess of eight meetings (combined total) per year;

• annual equity compensation of 18,500 stock options vesting monthly over one year, and

• if a non-employee director is appointed to the Board in between annual stockholder meetings, the annual compensation payable to that director will be pro-rated for the remaining portion of the term in which the director is appointed to the Board, and the pro-rated portion of the equity compensation payable to that director will vest over the remaining portion of the term in which the director is appointed to the Board.

We do not provide our non-employee directors with in initial inducement awards when they first join the board, other than the regular annual equity award granted to our existing directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2013, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	2012	2,641,792		$1.89	5,954,495
	2006	7,415,051		$2.36	0
	non-plan	443,038	(1)	$1.34	0
Equity compensation plans approved by security holders	total	10,499,881		$2.20	0

Equity compensation plans not approved by security holders		0			0

Total		10,499,881			5,954,495

(1) The Board of Directors approved and our stockholders ratified the issuance of 443,038 of stock options under the Prior Plan outside of our stock incentive plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 2, 2014, by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our Named Executive Officers;

•	each of our directors and nominees; and

•	all of our executive officers, directors and nominees as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

John Abbott (2)	3,119,318	7.2%
William Alena (3)	175,000	*
Alonso Ancira (4)	4,200,213	10.1%
Frederic Beckley (5)	175,000	*
David Clark (6)	183,333	*
Jean Clifton (7)	16,958	*
Geoffrey Cook (8)	2,231,458	5.5%
Ernesto Cruz (9)	114,145	*
Rich Friedman (10)	-	*
Spencer Rhodes (11)	133,020	*
All directors and executive officers as a group (10 persons) (12)	10,348,445	24.9%

Mexicans & Americans Trading Together, Inc. (13)	4,086,005	9.9%
U.S. Venture Partners IX, L.P. (14)	4,012,003	10.0%
Harvest Capital Strategies, LLC (15)	3,035,000	7.6%
Michael Matte (16)	2,279,524	5.4%
Sophrosyne Capital LLC (17)	2,210,887	5.5%

*	Less than 1%

(1)          Applicable percentages are based on 38,614,640 shares of common stock outstanding as of April 2, 2014 and 1,479,949 shares of common stock underlying outstanding Series A-1 (which votes on an as-converted basis), adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, MeetMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2)          Mr. Abbott is a director and served as an executive officer until March 11, 2013.  Includes 2,981,818 shares issuable upon the exercise of vested stock options.

(3)          Mr. Alena is an executive officer. Includes 148,333 shares issuable upon the exercise of vested stock options.

(4)          Mr. Ancira is a director. Mr. Ancira is also the Chairman of the Board of Directors of AHMSA and MATT Inc.  MATT, Inc. is a wholly-owned subsidiary of AHMSA. Grupo Acerero del Norte, S.A. de C.V., which we refer to as “GAN,” is the majority stockholder of AHMSA.  Mr. Ancira is a stockholder of GAN. By virtue of his role as Chairman of the Boards of Directors of MATT, Inc. and AHMSA and his equity interest in GAN, Mr. Ancira may be deemed to beneficially own: (i) 1,335,480 shares owned by MATT, Inc., (ii) 1,270,576 shares issuable upon the exercise of warrants held by MATT, Inc. and (iii) 1,479,949 shares underlying Series A-1 held by MATT, Inc.  Includes 16,750 shares of common stock and 97,458 shares of common stock issuable upon the exercise of vested stock options granted to and owned directly by Mr. Ancira.  Does not include shares of common stock held by a not-for-profit-corporation. Mr. Ancira is Chairman of the Board of this non-for-profit corporation but has no power to vote these shares.

(5)          Mr. Beckley is an executive officer. Includes 148,333 shares issuable upon the exercise of vested stock options.

(6)          Mr. Clark is an executive officer.

(7)          Ms. Clifton is a director. Includes 16,958 shares issuable upon the exercise of vested stock options.

(8)          Mr. Cook is a director and executive officer.  Includes 300,000 shares issuable upon the exercise of vested stock options.

(9)          Mr. Cruz is a director.  Includes 102,458 shares issuable upon the exercise of vested stock options.

(10)        Mr. Friedman is an executive officer.

(11)        Mr. Rhodes is a director. Includes 16,958 shares issuable upon the exercise of vested stock options.

(12)        Includes all executive officers and directors of MeetMe, Inc.

(13)        Represents: (i) 1,335,480 shares of common stock, (ii) 1,479,949 shares of common stock underlying Series A-1 and (iii) 1,270,576 shares issuable upon exercise of warrants at $2.75 per share.  See Note 4 above.  The address is: c/o Willkie Farr & Gallagher LLP, 787 Seventh Avenue, New York, NY  10019, Attention: Maurice M. Lefkort, Esq.

(14)        Represents shares of common stock held by USVP IX.  PMG IX is the general partner of USVP IX. The managing members of PMG IX may be deemed to share voting and dispositive control over the shares and each disclaims beneficial ownership of such shares, except to their respective pecuniary interest therein. The managing members of PMG IX are Irwin Federman, Winston S. Fu, Steven M. Krausz, David Liddle, Paul Matteucci, Jonathan D. Root, Christopher Rust, Casey Tansey, and Philip M. Young.  The address is 2735 Sand Hill Road, Menlo Park, CA  94025.

(15)        Represents shares held by Harvest Capital Strategies, LLC. The address is: 600 Montgomery Street, Suite 1700, San Francisco, CA 94111.

(16)        Mr. Matte was an executive officer until March 31, 2013. Includes 2,279,524 shares issuable upon exercise of vested stock options.

(17)        Represents shares held by Sophrosyne Capital, LLC. The address is: 156 E. 36th Street at 2 Sniffen Court, New York, NY 10016.

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

       On March 23, 2012, MeetMe started performing services relating to its Social Theater product under an oral arrangement with MATT, Inc., and on March 24, 2012, the parties entered into a written agreement regarding the same.  MeetMe had provided approximately $6,000,000 of services under the arrangement. On March 5, 2013, the Company, AHMSA and MATT entered into an agreement to offset the Company’s $5,000,000 Subordinated Promissory Note dated January 25, 2008 (the “Note”) with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  At the conclusion of that period, MATT forfeited 727,277 warrants. The Receivable represented approximately 38.2% of our accounts receivable and approximately 50% of our working capital as of December 31, 2012.

Board Independence

As required by the NASDAQ rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our general counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ rules.  The Board has determined Ms. Clifton, and Messrs. Ancira, Cruz and Rhodes are independent directors in accordance with the listing rules of NASDAQ. The Board has determined that each of the members of the Audit Committee, Ms. Clifton and Messrs. Cruz and Rhodes, are independent in accordance with the independence standards for audit committees under the NASDAQ listing rules and Rule 10A-3 of the Exchange Act. That Board has determined that each of the members of the Compensation Committee, Mr. Cruz and Mr. Rhodes, are independent in accordance with the independence standards for compensation committees under the NASDAQ listing rules and Rule 10C-1 of the Exchange Act.

Board and Board committee members as of April 4, 2014:

Name	Independent	Executive	Audit	Compensation	Governance

John Abbott		Chairman
Alonso Ancira	✔				Chairman
Jean Clifton	✔		✔
Geoffrey Cook		✔
Ernesto Cruz	✔		Chairman	✔	✔
Spencer Rhodes	✔	✔	✔	✔

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

Principal Accountant Fees and Services

All of the services provided and fees charged by Salberg and Company, P.A. and McGladrey LLP, were approved by our Audit Committee.  The following table shows the fees paid to McGladrey LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2013 and Salberg and Company, P.A., our independent registered public accounting firm for the fiscal year ended December 31, 2012.

	2013 ($)	2012 ($)
Audit Fees (1)	180,497	164,124
Audit Related Fees (2)	23,259	4,355
Tax Fees (3)	28,829	16,793
All Other Fees (4)	63,902	30,359

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – these fees relate to the preparation of MeetMe’s federal, state, city and franchise tax returns by tax consultant.

(4)

All other fees for 2012 include $12,888 of valuation services and fees for internal controls testing of $17,471 provided by other consultants. All other fees for 2013 include valuation services $12,888 and fees for internal control testing of $51,014 provided by other consultants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K

Number     Description

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.9	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.10	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.11	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.12	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23	Form of Media Publisher Agreement with Pinsight Media+, as amended	10-K	3/25/14	10.23
10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2

10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.34	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.44	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.45	Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.6
10.46	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.7
10.47	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.48	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.49	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.50	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
16.1	Letter re change in certifying accountant from Salberg & Company, P.A.	8-K	11/25/13	16.1
21.1	List of Subsidiaries	10-K	03/25/14	21.1
23.1	Consent of McGladrey LLP	10-K	03/25/14	23.1
23.2	Consent of Salberg & Company, P.A.	10-K	03/25/14	23.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)	10-K	03/25/14	32.1
32.2	Certification of Principal Financial Officer (Section 906)	10-K	03/25/14	32.2
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2014.

MeetMe, Inc.

By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey Cook	Director and Chief Executive Officer	April 4, 2014
Geoffrey Cook	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	April 4, 2014
David Clark	(Principal Financial and Accounting Officer)

/s/ John Abbott	Chairman of the Board of Directors	April 4, 2014
John Abbott

	Director	April 4, 2014
Alonso Ancira

/s/ Jean Clifton	Director	April 4, 2014
Jean Clifton

/s/ Ernesto Cruz	Director	April 4, 2014
Ernesto Cruz

/s/ Spencer G. Rhodes	Director	April 4, 2014
Spencer G. Rhodes

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	03/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
4.1	Form of Hollywood Note	8-K	9/24/10	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.9	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.10	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.11	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.12	Louis Bardov Employment Agreement**	10-Q	7/25/08	10.18
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23	Form of Media Publisher Agreement with Pinsight Media+, as amended	10-K	03/25/14	10.23
10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2

10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.34	Hollywood Note Purchase Agreement	8-K	9/24/10	4.1
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.44	Supplement No. 1 Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.31
10.45	Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.6
10.46	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.7
10.47	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.48	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.49	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.50	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
16.1	Letter re change in certifying accountant from Salberg & Company, P.A.	8-K	11/25/13	16.1
21.1	List of Subsidiaries	10-K	3/25/14	21.1
23.1	Consent of McGladrey LLP	10-K	3/25/14	23.1
23.2	Consent of Salberg & Company, P.A.	10-K	3/25/14	23.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)	10-K	3/25/14	32.1
32.2	Certification of Principal Financial Officer (Section 906)	10-K	3/25/14	32.2
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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