Form 10-Q
period 2014-03-31
MeetMe, Inc.
filed 2014-05-15
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of May 9, 2014
Common Stock, $0.001 par value per share	38,614,640 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 31, 2014 and 2013	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014 (Unaudited) and the year ended December 31, 2013	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1 Legal Proceedings	33
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 Mine Safety Disclosures	33
Item 5 Other Information	33
Item 6 Exhibits	34
SIGNATURES	35
CERTIFICATIONS
INDEX TO EXHIBITS	36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,786,227	$6,330,532
Accounts receivable, net of allowance of $450,000 and $495,000, at March 31, 2014 and December 31, 2013, respectively.	8,586,432	10,136,929
Prepaid expenses and olther current assets	662,614	597,133
Total current assets	15,035,273	17,064,594

Goodwill	70,646,036	70,646,036
Property and equipment, net	2,313,186	2,871,800
Intangible assets, net	4,298,358	4,787,941
Other assets	167,500	205,869

Total assets	$92,460,353	$95,576,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,106,383	$3,331,484
Accrued liabilities	3,137,496	3,262,327
Current portion of capital lease obligations	914,877	928,181
Current portion of long-term debt	1,650,608	2,333,966
Deferred revenue	264,837	275,761
Total current liabilities	9,074,201	10,131,719

Long-term capital lease obligation, less current portion, net	496,811	713,699
Long-term debt, less current portion, net	2,359,780	2,102,842
Other liabilities	1,000,993	819,930

Total liabilities	$12,931,785	$13,768,190

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value; authorized - 5,000,000 Shares: Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,000	1,000

Common stock, $.001 par value; authorized - 100,000,000 Shares; 38,566,589 and 38,477,359 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38,570	38,481
Additional paid-in capital	283,613,085	282,496,996
Accumulated deficit	(203,533,436)	(200,110,075)
Accumulated other comprehensive loss	(590,651)	(618,352)
Total stockholders' equity	79,528,568	81,808,050

Total liabilities and stockholders' equity	$92,460,353	$95,576,240

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,

	2014	2013

Revenues	$9,503,504	$7,805,632
Operating Costs and Expenses:
Sales and marketing	2,159,088	1,986,693
Product and content development	6,857,440	6,383,444
General and administrative	1,929,645	2,400,259
Depreciation and amortization	1,085,459	1,082,944
Acquisition and restructuring costs	120,202	1,894,417
Loss on debt restructure	-	1,174,269
Total Operating Costs and Expenses	12,151,834	14,922,026

Loss from Operations	(2,648,330)	(7,116,394)
Other Income (Expense):
Interest income	1,166	2,256
Interest expense	(420,243)	(213,840)
Change in warrant liability	(355,954)	-
Total Other Income (Expense)	(775,031)	(211,584)

Loss before Income Taxes	(3,423,361)	(7,327,978)
Income taxes	-	-
Net Loss	$(3,423,361)	$(7,327,978)
Preferred stock dividends	-	-
Net Loss Allocable to Common Stockholders	$(3,423,361)	$(7,327,978)
Basic and diluted losses per Common Stockholders	$(0.09)	$(0.20)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,499,171	37,367,607

Net Loss	$(3,423,361)	$(7,327,978)
Foreign currency translation adjustment	27,701	(17,327)
COMPREHENSIVE LOSS	$(3,395,660)	$(7,345,305)

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2014

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050

Vesting of stock options for compensation	-	-	-	-	941,287	-	-	941,287

Issuance of warrants	-	-	89,230	89	174,802	-	-	174,891

Foreign currency translation adjustment	-	-	-	-	-	-	27,701	27,701

Net loss	-	-	-	-	-	(3,423,361)	-	(3,423,361)

Balance—March 31, 2014	1,000,000	$1,000	38,566,589	$38,570	$283,613,085	$(203,533,436)	$(590,651)	$79,528,568

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,423,361)	$(7,327,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,085,459	1,082,944
Loss on debt restructure	-	1,066,765
Vesting of stock options for compensation	941,287	1,305,148
Bad debt recovery	(45,000)	-
Amortization of discounts on notes payable and debt issuance costs	256,939	47,104
Revaluation of Warrant Liability	355,954	-
Changes in operating assets and liabilities:
Accounts receivable - trade	1,606,070	3,864,432
Prepaids expenses, other current assets and other assets	(26,719)	73,321
Accounts payable and accrued expenses	(345,556)	(231,548)
Deferred revenue	(10,924)	159,149
Net cash provided by operating activities	394,149	39,337

Cash flows from investing activities:
Loan payments received from BRC	-	13,943
Purchase of property and equipment	(37,156)	(164,199)
Net cash used in investing activities	(37,156)	(150,256)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	79,185
Payments of capital leases	(230,022)	(171,213)
Payments on long-term debt	(683,358)	(564,421)
Net cash used in financing activities	(913,380)	(656,449)

Effect of foreign currency exchange rate on cash	12,082	1,886
Net decrease in cash and cash equivalents	(544,305)	(765,482)

Cash and cash equivalents at beginning of period	6,330,532	5,022,007

Cash and cash equivalents at end of period	$5,786,227	$4,256,525

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$163,304	$99,583
Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Purchase of property and equipment through capital leases	$-	$329,914

Subordinated note payable and accounts receivable offset	$-	$6,025,898

Warrant exercises and subordinated note payable cancellation	$-	$2,755,904

Warrant exercise settlement	$174,891	$-

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

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

The Company believes that it has significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, the Company believes it is critical to establish a high density of users within the geographic regions it serves. As the Company’s network grows the number of users in a location, the Company believes users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests.

The consolidated financial statements include the accounts of the Company and  its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive) and MeetMe Online S/S Ltda.   All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 25, 2014.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, the allowance on accounts receivables, the fair value of financial instruments, the valuation of long-lived and indefinite-lived assets, and valuation of deferred tax assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations.”

During the three months ended March 31, 2014 and 2013, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the three months ended March 31, 2014 and 2013, the Company’s revenue was generated from three principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and virtual currency products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on the Company’s website and mobile applications. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by members of the Company’s website and mobile applications. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 72% and 71% of the Company’s revenue came from advertising during the three months ended March 31, 2014 and 2013, respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website and mobile application users.  The Company offers Credits and “Lunch Money” as virtual currency to our platform users. Users buy Lunch Money and credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Credits can be purchased using PayPal on the website and iTunes and Google checkout via mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’ platform. Lunch Money is purchased by users and used and recorded as revenue immediately. Virtual Currency is recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the virtual currency breakage rate is based upon Company-specific historical redemption patterns. Virtual currency breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the virtual currency sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the three months ended March 31, 2014 and 2013 was $250,000 and $0, respectively. For “VIP” and other subscriptions based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’s platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

On September 25, 2013, the Company entered into a Media Publisher Agreement with Beanstock Media, Inc., a Delaware corporation (“Beanstock”) (the “Beanstock Agreement”). The Beanstock Agreement is effective from September 23, 2013 through December 31, 2015, unless earlier terminated.

Pursuant to the BeanstockAgreement, Beanstock has the exclusive right and obligation to fill all of the Company’s remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”) excluding (i) any inventory sold to a third party under an insertion order that is campaign or advertiser specific, (ii) any inventory the Company reserves in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. The Company may also continue to place inventory outside of the Beanstock Agreement in direct sales.

Beanstock will pay for all advertising requests that the Company delivers, whether or not Beanstock fills the advertising request. For the United States, Beanstock will pay the Company specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock will pay the Company 90% of its net ad revenue for the Site.

The Company may terminate the Beanstock Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party may terminate the Beanstock Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business. For the three months ended March 31, 2014, the Company recognized approximately $2,700,000 in revenue under the terms of the Beanstock Agreement.

Pinsight Media

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”), which was amended by the parties thereto on January 30, 2014 (the “Pinsight Agreement”). The Pinsight Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated. Under the Pinsight Agreement, Pinsight will pay for all ad requests that the Company delivers, whether or not Pinsight fills them. Pinsight will pay specified CPM rates depending on the type of advertising; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to the Company a percentage of gross revenue relating to international advertising impressions in excess of such amount. The stated CPM rates for certain advertising are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such advertising will be excluded from the Pinsight Agreement.

Pursuant to the Pinsight Agreement, Pinsight has the right and obligation to fill all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android (the “App”). The Pinsight Agreement does not apply to other mobile apps or virtual currency features on the App, including without limitation offer wall features and the Company’s Social Theater business. The Pinsight Agreement contemplates that the Company will make certain specified changes to its existing ad logic on the App. If the Company wishes to increase the number, type, frequency or scope of impressions on the App (“Additional Inventory”), it must first notify Pinsight and upon Pinsight’s written consent, said Additional Inventory will become subject to the Pinsight Agreement.

 Pinsight will comply with the Company’s advertising editorial guidelines as in effect from time to time.

The Company may terminate the Pinsight Agreement upon written notice if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in the Company’s sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of advertising on the App causes a diminution in the App user experience. Either party may terminate the Pinsight Agreement upon written notice (a) for the other party’s violation of confidentiality provisions, (b) if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (c) for Cause. In the event of a termination for Cause, the terminating party will be entitled to liquidated damages. “Cause” means (i) the other party’s material breach if the breaching party does not cure said breach to the reasonable satisfaction of the non-breaching party within thirty days (or, if the breach cannot reasonably be cured within thirty days, does not commence a cure thereof to the reasonable satisfaction of the non-breaching party), (ii) the other party’s willful failure to perform under the Pinsight Agreement, including without limitation with respect to the payment for advertising, (iii) the other party communicates its intention (verbally or in writing) to discontinue performance hereunder (whether or not said party actually discontinues performance hereunder), unless, after inquiry by the first party, a Vice President (or his designee) of said other party affirms in writing within one business day that said party intends to continue performing hereunder, (iv) the other party attempts to terminate the Pinsight Agreement for convenience or for a reason not specifically set forth in the Pinsight Agreement, or (v) the other party ceases to do business or notifies the other party of its intention to cease doing business prior to the end of the term hereof. For the three months ended March 31, 2014, the Company recognized approximately $3,300,000 in revenue under the terms of the Pinsight Agreement.

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

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests its excess cash in high-quality, liquid money market instruments maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the three months ended March 31, 2014 and 2013, two customers comprised approximately 63% and 40% of total revenues, respectively. Two customers comprised 60% and 32% of total accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

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

Stock-Based Compensation

The fair value of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the SEC Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Comprehensive Loss

Comprehensive loss consists of foreign currency translation adjustments which are added to net loss to compute total comprehensive loss. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources.

Contingencies

The Company accrues for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known the Company will reassess its position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Recent Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013.  The adoption of ASU 2013-11 in fiscal 2014 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's consolidated condensed financial statements.

Note 2— Net Loss per Share

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	Three Months Ended March 31,
	2014	2013
Stock options	9,147,214	8,844,180
Unvested restricted stock awards	1,309,750	-
Warrants	2,812,414	3,197,853
Convertible preferred stock	1,479,949	1,479,949
Totals	14,749,327	13,521,982

Note 3 - Fair Value Measurements

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014

Assets
Money market	$2,007,240	$—	$—	$2,007,240

Total assets	$2,007,240	$—	$—	$2,007,240

Liabilities
Warrants to purchase common stock	$—	$—	$1,000,993	1,000,993

Total liabilities	$—	$—	$1,000,993	1,000,993

December 31, 2013

Assets
Money market	$3,206,079	$—	$—	$3,206,079

Total assets	$3,206,079	$—	$—	$3,206,079

Liabilities
Warrants to purchase common stock	$—	$—	$819,930	$819,930
Total liabilities	$—	$—	$819,930	$819,930

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2013	$819,930
Settlements	(174,891)
Changes in estimated fair value	355,954
Balance as of March 31, 2014	$1,000,993

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2014 and the year ended December 31, 2013.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.73% at March 31, 2014 and weighted average volatility of 90.59%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as interest expense on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

There were no remeasured assets or liabilities at fair value on a non-recurring basis for the three months ended March 31, 2014 and the year ended December 31, 2013.

 Note 4—Intangible Assets

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(4,716,636)	(4,227,053)
Intangible assets—net	$4,298,358	$4,787,941

Amortization expense was approximately $490,000 for the three months ended March 31, 2014 and 2013, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31:

Remaining in 2014	$1,404,027
2015	1,569,999
2016	1,324,332
Total	$4,298,358

Note 5—Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013

Servers, computer equipment and software	$7,345,836	$7,308,536
Office furniture and equipment	152,064	152,064
Leasehold Improvements	373,399	373,399
	7,871,299	7,833,999
Less accumulated depreciation/amortization	(5,558,113)	(4,962,199)
Property and equipment—net	$2,313,186	$2,871,800

Property and equipment depreciation and amortization expense was approximately $596,000 and 593,000 for the three months March 31, 2014 and 2013, respectively.

Note 6—Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013

Accrued expenses	$1,015,169	$1,539,269
Accrued bonuses	1,304,131	1,108,000
Accrued employee benefits	616,111	492,496
Accrued restructuring costs	202,085	122,562
Accrued liabilities	$3,137,496	$3,262,327

Note 7— Long-term Debt

The components of the Company’s total indebtedness were as follows:

	March 31, 2014	December 31, 2013
Senior Loans Payable:
Term Loan	$4,218,617	$4,663,018
LSA2 Loan	241,797	480,753
Less: unamortized discount	(450,026)	(706,963)
Total long-term debt, net	4,010,388	4,436,808
Less current portion	(1,650,608)	(2,333,966)
Total long-term debt, less current portion, net	$2,359,780	$2,102,842

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the initial value of the warrants (See Note 11). The initial value of warrants have been capitalized within the other assets section of the balance sheet and are being amortized under the interest method over the term of the loan. Amortization expense for the three months ended March 31, 2014 was $256,939 and is included on the statement of operations and comprehensive loss in interest expense. The lenders have a priority first security lien on substantially all assets of the Company.

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

Note 8—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2016. The Company leases its operating facilities in the U.S. and Sao Paulo, Brazil, under certain noncancelable operating leases that expire through 2017. These leases are renewable at the Company’s option.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively in January and March 2015.

A summary of minimum future rental payments required under capital and operating leases as of March 31, 2014 are as follows:

	Capital Leases (1)	Operating Leases
Remaining in 2014	$756,383	$894,267
2015	631,357	529,317
2016	107,085	467,182
2017	-	114,981
Total minimum lease payments	$1,494,825	$2,005,747
Less: Amount representing interest	(83,137)
Total present value of minimum payments	$1,411,688
Less: Current portion of such obligations	914,877
Long-term capital lease obligations	$496,811

Rent expense for under these leases was approximately $0.5 million for the three months ended March 31, 2014 and 2013.

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

Note 9—Income Taxes

At March 31, 2014 and December 31, 2013, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both March 31, 2014 and December 31, 2013 are principally the result of federal and state net operating loss carryforwards of approximately $139 million. These net operating loss carryforwards will expire at various dates through 2034, if unused.

During the three months ended March 31, 2014 and 2013, the Company had no material changes in uncertain tax positions.

Note 10 - Stockholder’s Equity

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on as converted basis. The holders of the Series A-1 do not have any change in control or liquidation preferences.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 122,685 shares of common stock in connection with the exercises of stock options during the year ended December 31, 2013. There were no exercises of stock option in the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company issued 89,230 common shares on connection with the exercise of warrants (see Note 11).

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2014 and 2013, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2014	2013
Sales and marketing	$116,990	$93,322
Product development and content	514,745	350,298
General and administrative	309,552	861,528

Total stock-based compensation for vesting of options	$941,287	$1,305,148

As of March 31, 2014, there was approximately $3.6 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately one and a half years.

  Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after the December 31, 2011. As of March 31, 2014, there were approximately 2.2 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,280,042	$1.99
Granted	67,500	2.76
Exercised	-	-
Forfeited or expired	(15,000)	1.79
Outstanding at March 31, 2014	1,332,542	$2.03	9.2	$1,644,961
Exercisable at March 31, 2014	216,250	$2.25	8.6	$220,388

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2014:

Risk-free interest rate:	1.56%
Expected term (in years):	5.9
Expected dividend yield:	-
Expected volatility:	82%

Restricted Stock Awards

The Company did not grant any RSAs during the three months ended March 31, 2014. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $245,000 for the three months ended March 31, 2014. A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2014 is as follows:

RSAs	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2013	1,361,750	$1.79
Granted	-	-
Exercised	-	-
Forfeited or expired	(52,000)	1.77
Outstanding at March 31, 2014	1,309,750	$1.80
Unvested at March 31, 2014	1,309,750	$1.80

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

A summary of stock option activity under the 2006 Stock Plans during the three months ended March 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,415,051	$2.36
Granted	-	-
Exercised	-	-
Forfeited or expired	(43,417)	3.95
Outstanding at March 31, 2014	7,371,634	$2.35	5.4	$9,418,725
Exercisable at March 31, 2014 (1)	6,418,455	$2.12	5.0	$9,418,058

(1)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2014	443,038	$1.34	5.6	$850,633
Exercisable at March 31, 2014	443,038	$1.34	5.6	$850,633

Note 11—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

			Weighted-average		Balance sheet
	Warrants as of		exercise		classification
	March 31, 2014	December 31, 2013	price per share	Expiration	March 31, 2014	December 31, 2013

Venture Lending & Leasing VI, Inc.	170,919	255,102	$1.96	2/28/2024	Liability	Liability
Venture Lending & Leasing VII, Inc.	170,919	255,102	1.96	2/28/2024	Liability	Liability
Allen, F. Stephen Series #2	500,000	500,000	3.55	3/21/2016	Equity	Equity
Allen, F. Stephen Series #3	500,000	500,000	3.55	3/21/2016	Equity	Equity
Stearns, Robert	200,000	200,000	3.55	3/21/2016	Equity	Equity
MATT Series #1	270,576	401,486	2.75	9/19/2016	Equity	Equity
MATT Series #2	1,000,000	1,000,000	2.75	9/19/2016	Equity	Equity
All warrants	2,812,414	3,111,690

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

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On March 31, 2014, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase in fair value of $355,954, which was recorded in other income (expense) in the accompanying statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants to purchase common stock at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

The fair value of the warrants to purchase common stock on the date of issuance and on each re-measurement date for those warrants to purchase common stock are classified as liabilities, and the fair value is estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants to purchase preferred stock and common stock are considered a Level 3 measurement (Note 3).

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of:

March 31, 2014

Risk-free interest rate:	2.73%
Expected term (years):	9.92
Expected dividend yield:	-
Expected volatility:	90.59%

Allen, F. Stephen Series #2 and #3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00, and $7.00 as compensation for certain strategic initiatives. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were outstanding at March 31, 2014 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term (years):	6.08
Expected dividend yield:	—
Expected volatility:	94.07%

Stearns, Robert

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to the Company’s then Chief Executive Officer. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to compensation expense. These warrants were still outstanding at March 31, 2014 and expire in March 2016.

MATT Series #1 and #2

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT, Inc. in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT, Inc. Pursuant to the terms of the MATT Agreement, among other things, the exercise price of MATT, Inc.’s outstanding warrants was reduced to $2.75 per share and the Company issued MATT, Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”). The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in October 2016 and were outstanding as of December 31, 2013. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased. On March 5, 2013, MATT, Inc. exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable. MATT, Inc. agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013. For the three months ended March 31, 2014, 130,910 warrants were forfeited. At March 31, 2014, MATT warrants totaling 1,270,571 were outstanding.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term (years):	8.73
Expected dividend yield:	-
Expected volatility:	100.75%

A summary of warrant activity for the three months ended March 31, 2014 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	3,111,690	$2.61
Granted	-	-
Exercised	(168,366)	1.96
Forfeited or expired	(130,910)	2.75
Outstanding at March 31, 2014	2,812,414	$3.00
Exercisable at March 31, 2014	2,812,414	$3.00

Note 12—Transactions with Affiliates

Alonso Ancira serves on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 7 – Long-term Debt, Note 10 – Stockholder’s Equity, and Note 11 – Warrants.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board, has been a financial advisor to AHMSA. In connection with providing these services, AHMSA has been paying Mr. Abbott $30,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;
●	our expectations regarding mobile usage by our users;
●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;
●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;
●	our plans regarding product development, international growth and personnel;
●	our liquidity and expectations regarding uses of cash;
●	our expectations regarding payments relating to cost reduction initiatives;
●	the impact of new accounting policies; and
●	our plans for capital expenditures for the remainder of the year ending December 31, 2014.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2013. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

Company Overview

MeetMe (“we,” “our” or “us”) is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, virtual currency, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest to users. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

We believe that we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows and the number of users in a location increases, we believe users will benefit incrementally from the quantity of relevant connections.

Operating Metrics

We measure site and application activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the last month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended March 31, 2014 and 2013, the total MeetMe MAUs were approximately 4.76 million and 4.92 million, respectively. MeetMe visits were approximately 883 million and 718 million, respectively, for the quarters ended March 31, 2014 and 2013. MeetMe registered users numbered approximately 132 million and 101 million, respectively, for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
MAU- MeetMe	4,763,486	4,922,391

Visits - MeetMe	883,391,222	717,985,503

Pageviews - MeetMe	11,038,030,009	11,699,582,820

Trends in Our Operating Metrics

We measure activity on our sites in terms of MAUs, daily active users (“DAUs”), average revenue per user (“ARPU”), average revenue per daily active user (“ARPDAU”), visits and page views.  We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our websites or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the day of measurement.  We define ARPU as the average revenue per monthly active user for web and mobile. We define ARPDAU as the average revenue per daily active web or mobile user.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended March 31, 2014, MeetMe averaged 2.45 million mobile MAUs and 4.76 million total MAUs, as compared to 2.36 million mobile MAUs and 4.92 million total MAUs on average for the quarter ended March 31, 2013, a net decrease of 0.09 million or 4% and 0.16 million or 3% in mobile and total MAUs. Mobile DAUs were 772,000 and 774,000 for the quarters ended March 31, 2014 and 2013, respectively. For the quarter ended March 31, 2014, we averaged 1.03 million total DAUs, as compared to 1.19 million total DAUs on average for the quarter ended March 31, 2013, a net decrease of approximately 152,000 total DAUs, or (13%).

We believe the shift of our audience from web to mobile is an important driver of our business. As users shift from web to mobile, web page views decreased in every quarter of 2013 and the first quarter of 2014, from 2.4 billion in the first quarter of 2013 to 1.7 billion in the first quarter of 2014.  Our user base generated over 11.0 billion total page views in the first quarter of 2014, and 11.7 billion page views in the same period of 2013. Decreasing web traffic resulted in declining web revenue.  We have successfully increased our mobile monetization by 144% and our mobile ARPDAU by 145%, respectively, to $4.7 million and $0.068 for the quarter ended March 31, 2014 from $1.9 million and $0.028 for the quarter ended March 31, 2013.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended March 31, 2014, MeetMe earned an average of $1.04 ARPU on the web and $1.92 in ARPU in its mobile applications, as compared to $1.38 in web ARPU and $0.82 in mobile ARPU for the quarter ended March 31, 2013. In the quarter ended December 31, 2013, the company reported mobile ARPU of $2.01, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the purchaser. Excluding this one-time adjustment, the mobile ARPU for the quarter ended December 31, 2013 would have been $1.81. In the quarter ended March 31, 2014, MeetMe earned an average of $0.109 ARPDAU on the web and $0.068 in ARPDAU in its mobile applications, as compared to $0.110 in web ARPDAU and $0.028 in mobile ARPDAU for the quarter ended March 31, 2013. In the quarter ended December 31, 2013, the company reported mobile ARPDAU of $0.071, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the purchaser. Excluding this one-time adjustment, the mobile ARPDAU for the quarter ended December 31, 2013 would have been $0.064.

First Quarter of 2014 Highlights

●	Mobile revenue grew 144% from the first quarter of 2013 to $4.7 million.

●	Mobile ARPU of $1.92 in the first quarter of 2014 compared to $0.82 in the first quarter of 2013.

●	Mobile revenue in the first quarter of 2014 represented 49.4% of MeetMe company revenue, compared to 24.6% in the first quarter of 2013.

Factors Affecting Our Performance

●

Number of MAUs and DAUs:  We believe ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, and the volume of virtual currency purchases, as well as our expenses and capital expenditures.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertising on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the first quarter of 2014, over 70% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 59% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2014, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

●

Advertising Rates:  Our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (CPM) could affect our revenue and financial results. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue.

●

User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates.  For example, ARPU in the United States and Canada is significantly higher than in Latin America.  In 2012 and early 2013, we laid the foundation for future international growth by localizing the core MeetMe service in multiple languages including English, Spanish, Portuguese, French, Italian, German, Chinese (Traditional and Simplified), Russian, Japanese, Dutch, Turkish and Korean.

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

●

Ad Inventory Management:  Our revenue trends are affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display. In general, more prominently displayed advertising units will generate more revenue per impression. Our Social Theater campaign expenses are materially dependent on the percentage of Social Theater campaigns that run on the MeetMe platform and the percentage that run on our partners’ cross-platform networks. We work to maximize the share of Social Theater campaigns that run on the MeetMe platform and run campaigns on our partners’ networks only when necessary to increase their reach.

●

Increased Social Theater Competition:  A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on our partners’ cross-platform networks and not on the MeetMe platform.  A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, may make it difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013.  The adoption of ASU 2013-11 in fiscal 2014 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's consolidated condensed financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

The following table sets forth a modified version of our consolidated statements of operations and comprehensive loss that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2014	2013	2014 to 2013 Change ($)	2014 to 2013 Change (%)

Revenues	$9,503,504	$7,805,632	$1,697,872	22%

Operating Costs and Expenses
Sales and marketing	2,159,088	1,986,693	172,395	9%
Product development and content	6,857,440	6,383,444	473,996	7%
General and administrative	1,929,645	2,400,259	(470,614)	(20)%
Depreciation and amortization	1,085,459	1,082,944	2,515	-%
Restructuring costs	120,202	1,894,417	(1,774,215)	(94)%
Loss on debt restructure	-	1,174,269	(1,174,269)	(100)%
Operating Expenses	12,151,834	14,922,026	(2,770,192)	(19)%

Loss from Operations	(2,648,330)	(7,116,394)	4,468,064	63%

Other Income (Expense):
Interest income	1,166	2,256	(1,090)	(48)%
Interest expense	(420,243)	(213,840)	(206,403)	97%
Change in warrant liability	(355,954)	-	(355,954)	100%
Total Other Income (Expense)	(775,031)	(211,584)	(563,447)	266%

Net loss	$(3,423,361)	$(7,327,978)	$3,904,617	53%

Comparison of the three months ended March 31, 2014 and 2013

Revenues

Our revenues were approximately $9.5 million, for the three months ended March 31, 2014, an increase of $1.7 million or 22% compared to $7.8 million for the same period in 2013.  The increase is attributable to a $2.8 million increase in mobile revenue and $800,000 increase in cross platform revenue, partially offset by a $1.9 million decrease in web advertising and virtual currency revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $172,000, or 9%, to approximately $2.2 million for the three months ended March 31, 2014 from $2.0 million for the comparable period of 2013.   Increased sales and marketing expenses are primarily attributable to increased advertising and marketing initiatives, offset by lower sales and marketing salaries and related employee expenses.

Product Development and Content: Product development and content expenses increased approximately $474,000, or 7%, to $6.9 million, for the three months ended March 31, 2014 from $6.4 million for the comparable period of 2013. The net increase in product development and content is attributable to increased third party content costs for cross platform Social Theater campaigns, partially offset by decreased employee related expenses.

General and Administrative: General and administrative expenses decreased $471,000, or 20% to $1.9 million for the three months ended March 31, 2014 from $2.4 million for the same period of 2013.  The aggregate decrease in general and administrative costs is due to a decrease of approximately $667,000 in salaries, bonuses, related expenses, stock compensation costs and Board of Directors compensation for which approximately $564,000 was accelerated stock compensation for the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense for continuing operations, included in the operating expense by category, decreased approximately $364,000 to $941,000 for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013. The decrease is primarily the result of approximately $564,000 of accelerated stock compensation attributable to the immediate vesting of stock options for the former Chief Executive Officer and Chief Financial Officer at March 31, 2013 offset by an increase of $200,000 for other employee equity grants. Stock based compensation expense represented 8% and 9% of operating expenses for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there was approximately $3.6 million of total unrecognized compensation cost, which we expect to recognize over a period of approximately three years.

	For the Three Months Ended March 31,
	2014	2013	2014 to 2013 Change ($)
Sales and marketing	$116,990	$93,322	$23,668
Product and content development	514,745	350,298	164,447
General and administrative	309,552	861,528	(551,976)
Total stock-based compensation	$941,287	$1,305,148	$(363,861)

Depreciation and amortization expense

Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2014 and 2013.

Restructuring Costs

For the three months ended March 31, 2014 and 2013 restructuring costs were approximately $120,000 and $1.9 million, respectively, including the accrual of office, employee exit, and employee relocation costs. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$394,149	$39,337
Net cash used in investing activities	(37,156)	(150,256)
Net cash used in financing activities	(913,380)	(656,449)
	$(556,387)	$(767,368)

Net cash provided by operations was approximately $394,000 for the three months ended March 31, 2014 compared to cash provided by operations of $39,000 for the same period in 2013.  For the three months ended March 31, 2014, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $3.4 million offset by non-cash expenses of approximately $1.1 million of depreciation and amortization expense, $941,000 related to stock based compensation for the vesting of stock options, and $257,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases in accounts receivable of approximately $1.6 million resulting from collections, and $27,000 in prepaid expenses, and other current assets and other assets, offset by a decrease offset by net decrease in accounts payable, accrued expenses, and deferred revenue of $346,000.

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

Net cash used in investing activities in the three months ended March 31, 2014 of approximately $37,000, was due to capital expenditures of $37,000 for computer equipment to increase capacity and improve performance.  Net cash used in investing activities in the three months ended March 31, 2013 of approximately $150,000, was due to capital expenditures of $164,000 for computer equipment to increase capacity and improve performance offset by $14,000 of loan receivable payments received from BRC Group, LLC. Net cash used in investing activities in the three months ended March 31, 2013 excluded approximately $330,000 of computer equipment purchased using capital leases.

Net cash used in financing activities in the three months ended March 31, 2014 of approximately $913,000 was due to approximates $684,000 of debt payments, and $230,000 of capital lease payments. Net cash used in financing activities in the three months ended March 31, 2013 of approximately $656,000 was due to $564,000 of debt payments, and $171,000 of capital lease payments offset by $79,000 of proceeds from the exercise of stock options.  Net cash used in financing activities in the three months ended March 31, 2013 excludes the $6.0 million note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and subordinated note payable with accrued interest cancellation which were non-cash transactions.

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$5,786,227	$6,330,532
Total assets	$92,460,353	$95,576,240
Percentage of total assets	6.3%	6.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2014, the Company had positive working capital of approximately $6.0 million.

The Company may borrow up to $6.0 million of debt from financial institutions and under capital leases through its Loan and Security Agreement (“Debt Agreement”), provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”) for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8 million.  The Company borrowed $5 million under the Loan Agreement on April 29, 2013.  Upon the achievement of certain financial goals, the Company may borrow two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of the date of May 6, 2014, the Company owed approximately $4.1 million on its loan payable of which $1.3 million is due through December 2014, and the remainder of $2.8 million is due through April 2016.

During the three months ended March 31, 2014, the Company did not enter into any additional capital leases. As of March 31, 2014, capital leases that were previously entered into by the Company had $1.4 million in principal amount of capital lease indebtedness, of which approximately $756,000 is due through December 31, 2014.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $3.0 million for the remainder of 2014, funded primarily through capital leases, which will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

There have been no material changes with regard to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Loss from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended March 31,
	2014	2013

Net Loss Allocable to Common Shareholders	$(3,423,361)	$(7,327,978)

Interest expense	420,243	213,840
Change in warrant liability	355,954	-
Depreciation and amortization	1,085,459	1,082,944
Stock-based compensation expense	941,287	1,305,148
Restructuring costs	120,202	1,894,417
Loss on debt restructure	-	1,174,269

Adjusted EBITDA (loss)	$(500,216)	$(1,657,360)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended March 31, 2014.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. There were no material changes in litigation during the three months ended March 31, 2014.   See Note 8 to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 25, 2014, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Recently we determined that our upgraded Chat feature on the MeetMe Android application (launched beginning March 26, 2014) induced login calls that tracked as DAU. We believe this may have resulted in higher DAU counts compared to our historical counting method. Previously we disclosed that between April 22, 2014 and May 6, 2014 our total mobile DAU increased approximately 10% against the Q1 2014 average. Because we cannot specifically identify or separate these induced login calls from login calls generally, we cannot recalculate historical Android DAU from our internal data. Data available on www.quantcast.com suggests that our total mobile DAU for that period increased by 6% rather than 10%, but investors should not rely on this information because we cannot confirm these statistics from our records. We are implementing a measure on our Android Chat feature, which we expect to complete in Q2 2014, that we believe will eliminate these induced login calls.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Form of Media Publisher Agreement with Pinsight Media+, as amended	10-K	3/25/14	10.23
31.1	Certification of Principal Executive Officer (Section 302)				Furnished*
31.2	Certification of Principal Financial Officer (Section 302)				Furnished*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

MeetMe, Inc.

May 14, 2014	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

May 14, 2014	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Form of Media Publisher Agreement with Pinsight Media+, as amended	10-K	3/25/14	10.23
31.1	Certification of Principal Executive Officer (Section 302)				Furnished*
31.2	Certification of Principal Financial Officer (Section 302)				Furnished*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.