Form 10-Q
period 2014-06-30
MeetMe, Inc.
filed 2014-08-08
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of August 8, 2014
Common Stock, $0.001 par value per share	44,722,033 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months and the six months ended June 30, 2014 and 2013	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1 Legal Proceedings	33
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 Mine Safety Disclosures	33
Item 5 Other Information	34
Item 6 Exhibits	35
SIGNATURES	36
CERTIFICATIONS
INDEX TO EXHIBITS	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,838,757	$6,330,532
Accounts receivable, net of allowance of $628,000 and $495,000, at June 30, 2014 and December 31, 2013, respectively.	7,420,244	10,136,929
Prepaid expenses and other current assets	655,401	597,133
Total current assets	13,914,402	17,064,594

Goodwill	70,646,036	70,646,036
Property and equipment, net	1,899,266	2,871,800
Intangible assets, net	3,808,775	4,787,941
Other assets	164,627	205,869

Total assets	$90,433,106	$95,576,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,234,907	$3,331,484
Accrued liabilities	2,356,130	3,262,327
Current portion of capital lease obligations	901,346	928,181
Current portion of long-term debt	2,071,267	2,333,966
Deferred revenue	235,740	275,761
Total current liabilities	8,799,390	10,131,719

Long-term capital lease obligation, less current portion, net	310,196	713,699
Long-term debt, less current portion, net	1,454,433	2,102,842
Other liabilities	819,500	819,930

Total liabilities	$11,383,519	$13,768,190

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value; authorized - 5,000,000 Shares: Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,000	1,000

Common stock, $.001 par value; authorized - 100,000,000 Shares; 38,971,200 and 38,477,359 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38,975	38,481
Additional paid-in capital	284,558,884	282,496,996
Accumulated deficit	(204,971,194)	(200,110,075)
Accumulated other comprehensive loss	(578,078)	(618,352)
Total stockholders' equity	79,049,587	81,808,050

Total liabilities and stockholders' equity	$90,433,106	$95,576,240

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$10,687,330	$9,482,960	$20,190,834	$17,288,592
Operating Costs and Expenses:
Sales and marketing	1,935,678	1,542,977	4,094,766	3,529,670
Product development and content	6,855,739	6,342,576	13,713,179	12,726,020
General and administrative	2,194,138	1,822,300	4,123,783	4,222,559
Depreciation and amortization	1,079,932	1,089,043	2,165,391	2,171,987
Restructuring costs	-	646,479	120,202	2,540,896
Loss on debt restructure	-	-	-	1,174,269
Total Operating Costs and Expenses	12,065,487	11,443,375	24,217,321	26,365,401

Loss from Operations	(1,378,157)	(1,960,415)	(4,026,487)	(9,076,809)
Other Income (Expense):
Interest income	549	3,097	1,715	5,353
Interest expense	(241,643)	(141,728)	(661,886)	(355,568)
Change in warrant liability	181,493	-	(174,461)	-
Total Other Expense	(59,601)	(138,631)	(834,632)	(350,215)

Loss before Income Taxes	(1,437,758)	(2,099,046)	(4,861,119)	(9,427,024)
Income taxes	-	-	-	-
Net Loss	$(1,437,758)	$(2,099,046)	$(4,861,119)	$(9,427,024)
Preferred stock dividends	-	-	-	-
Net Loss Allocable to Common Stockholders	$(1,437,758)	$(2,099,046)	$(4,861,119)	$(9,427,024)
Basic and diluted losses per Common Stockholders	$(0.04)	$(0.05)	$(0.13)	$(0.25)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,798,706	38,127,737	38,649,766	37,749,772

Net Loss	$(1,437,758)	$(2,099,046)	$(4,861,119)	$(9,427,024)
Foreign currency translation adjustment	12,573	(45,741)	40,274	(28,414)
COMPREHENSIVE LOSS	$(1,425,185)	$(2,144,787)	$(4,820,845)	$(9,455,438)

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2014

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050

Vesting of stock options for compensation	-	-	-	-	1,887,491	-	-	1,887,491

Restricted stock awards	-	-	406,475	407	(407)	-	-	-

Exercise of warrants	-	-	89,230	89	174,802	-	-	174,891

Cancellation of common stock	-	-	(1,864)	(2)	2	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	40,274	40,274

Net loss	-	-	-	-	-	(4,861,119)	-	(4,861,119)

Balance—June 30, 2014	1,000,000	$1,000	38,971,200	$38,975	$284,558,884	$(204,971,194)	$(578,078)	$79,049,587

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,861,119)	$(9,427,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,165,391	2,171,987
Stock based compensation	1,887,491	1,910,924
Loss on debt restructure	-	1,066,765
Bad debt expense (recovery)	133,000	(100,000)
Amortization of discounts on notes payable and debt issuance costs	357,370	60,397
Revaluation of Warrant Liability	174,461	-
Changes in operating assets and liabilities:
Accounts receivable - trade	2,592,668	2,987,524
Prepaid expenses, other current assets, and other assets	(16,542)	195,550
Accounts payable and accrued expenses	(992,103)	546,603
Deferred revenue	(40,021)	347,070
Net cash provided by (used in) operating activities	1,400,596	(240,204)

Cash flows from investing activities:
Purchase of property and equipment	(213,481)	(67,244)
Loan payments received from BRC	-	53,057
Net cash used in investing activities	(213,481)	(14,187)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	79,185
Proceeds from the issuance of debt	-	5,000,000
Payments of capital leases	(448,351)	(365,651)
Payments on long-term debt	(1,268,476)	(1,133,189)
Net cash provided by (used in) financing activities	(1,716,827)	3,580,345

Effect of foreign currency exchange rate on cash	37,937	(12,517)
Net increase (decrease) in cash and cash equivalents	(491,775)	3,313,437

Cash and cash equivalents at beginning of the period	6,330,532	5,022,007

Cash and cash equivalents at end of period	$5,838,757	$8,335,444

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$304,488	$127,486

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$30,353	$277,619
Subordinated note payable and accounts receivable offset	$-	$6,025,898
Warrant exercises and subordinated notes payable cancellations	$-	$2,755,904
Warrant exercise settlement	$174,891	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$-	$600,000
Issuance of warrants and valuation discount on debt	$-	$290,748

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

MeetMe, Inc. (the “Company”) is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. The Company monetizes through advertising, virtual currency, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45, “Principal Agent Considerations.”

During the six months ended June 30, 2014 and 2013, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the six months ended June 30, 2014 and 2013, the Company’s revenue was generated from three principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and virtual currency products, including subscriptions.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on the Company’s website and mobile applications. Revenue from online advertising is recognized as impressions are delivered. An impression is delivered when an advertisement appears on pages viewed by users of the Company’s website and mobile applications. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 76% and 71% of the Company’s revenue came from advertising during the six months ended June 30, 2014 and 2013, respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website and mobile application users.  The Company offers Credits and “Lunch Money” as virtual currency to our platform users. Users buy Credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster on our platform.  These virtual products are consumed immediately. Credits can be purchased using PayPal on the website and iTunes and Google checkout via mobile applications.  Users do not own the Credits but have a limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’ platform. Virtual currency is recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits are used by the customer; or (ii) the Company determines the likelihood of the Credits being redeemed by the user is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits to the relevant jurisdiction. The determination of the virtual currency breakage rate is based upon Company-specific historical redemption patterns. Virtual currency breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the virtual currency sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the six months ended June 30, 2014 and 2013 was $486,000 and $0, respectively. For “VIP” and other subscription based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from currency engagement actions (i.e. sponsored engagement advertising) by users on all of the Company’s platforms, including cost-per-action (CPA) currency incented promotions and sales on our proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

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

Pursuant to the Beanstock Agreement, Beanstock has the exclusive right and obligation to fill all of the Company’s remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”) excluding (i) any inventory sold to a third party under an insertion order that is campaign or advertiser specific, (ii) any inventory the Company reserves in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. The Company may also continue to place inventory outside of the Beanstock Agreement in direct sales.

Beanstock will pay for all advertising requests that the Company delivers, whether or not Beanstock fills the advertising request. For the United States, Beanstock will pay the Company specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock will pay the Company 90% of its net ad revenue for the Site.

The Company may terminate the Beanstock Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party may terminate the Beanstock Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business. For the six months ended June 30, 2014, the Company recognized approximately $5,400,000 in revenue under the terms of the Beanstock Agreement.

Pinsight Media

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”), which the parties amended on January 30, 2014 and on May 13, 2014 (the “Pinsight Agreement”). The Pinsight Agreement is effective from October 31, 2013 through December 31, 2014, unless earlier terminated. Under the Pinsight Agreement, Pinsight will pay for all ad requests that the Company delivers, whether or not Pinsight fills them. Pinsight will pay specified CPM rates depending on the type of advertising; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to the Company a percentage of gross revenue relating to international advertising impressions in excess of such amount. The stated CPM rates for certain advertising are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such advertising will be excluded from the Pinsight Agreement.

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

The Company may terminate the Pinsight Agreement upon written notice if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in the Company’s sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of advertising on the App causes a diminution in the App user experience. Either party may terminate the Pinsight Agreement upon written notice (a) for the other party’s violation of confidentiality provisions, (b) if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (c) for Cause. In the event of a termination for Cause, the terminating party will be entitled to liquidated damages. “Cause” means (i) the other party’s material breach if the breaching party does not cure said breach to the reasonable satisfaction of the non-breaching party within thirty days (or, if the breach cannot reasonably be cured within thirty days, does not commence a cure thereof to the reasonable satisfaction of the non-breaching party), (ii) the other party’s willful failure to perform under the Pinsight Agreement, including without limitation with respect to the payment for advertising, (iii) the other party communicates its intention (verbally or in writing) to discontinue performance thereunder (whether or not said party actually discontinues performance thereunder), unless, after inquiry by the first party, a Vice President (or his designee) of said other party affirms in writing within one business day that said party intends to continue performing thereunder, (iv) the other party attempts to terminate the Pinsight Agreement for convenience or for a reason not specifically set forth in the Pinsight Agreement, or (v) the other party ceases to do business or notifies the other party of its intention to cease doing business prior to the end of the term hereof. For the six months ended June 30, 2014, the Company recognized approximately $7,700,000 in revenue under the terms of the Pinsight Agreement.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the six months ended June 30, 2014 and 2013, two customers comprised approximately 65% and 37% of total revenues, respectively. Two customers comprised 67% and 32% of total accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Product Development and Content Costs

Product development and content costs, includes salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and internet development and maintenance costs, and are charged to expense as incurred.

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

Recent Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	Six Months Ended June 30,
	2014	2013
Stock options	9,786,546	8,862,176
Unvested restricted stock awards	1,715,627	1,308,000
Warrants	2,812,414	3,249,318
Convertible preferred stock	1,479,949	1,479,949
Totals	15,794,536	14,899,443

Note 3 - Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASU 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014

Assets
Money market	$1,007,784	$—	$—	$1,007,784

Total assets	$1,007,784	$—	$—	$1,007,784

Liabilities
Warrants to purchase common stock	$—	$—	$819,500	819,500

Total liabilities	$—	$—	$819,500	819,500

December 31, 2013

Assets
Money market	$3,206,079	$—	$—	$3,206,079

Total assets	$3,206,079	$—	$—	$3,206,079

Liabilities
Warrants to purchase common stock	$—	$—	$819,930	$819,930
Total liabilities	$—	$—	$819,930	$819,930

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2013	$819,930
Settlements	(174,891)
Changes in estimated fair value	174,461
Balance as of June 30, 2014	$819,500

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2014 and the year ended December 31, 2013.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.53% at June 30, 2014 and weighted average volatility of 90.41%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as interest expense on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

There were no remeasured assets or liabilities at fair value on a non-recurring basis for the three months ended June 30, 2014 and the year ended December 31, 2013.

 Note 4—Intangible Assets

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(5,206,219)	(4,227,053)
Intangible assets—net	$3,808,775	$4,787,941

Amortization expense was approximately $489,000 and $979,000 for the three and six months ended June 30, 2014 and 2013, respectively

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31:

Remaining in 2014	$914,444
2015	1,569,999
2016	1,324,332
Total	$3,808,775

Note 5—Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013

Servers, computer equipment and software	$7,517,300	$7,308,536
Office furniture and equipment	152,064	152,064
Leasehold improvements	378,389	373,399
	8,047,753	7,833,999
Less accumulated depreciation/amortization	(6,148,487)	(4,962,199)
Property and equipment—net	$1,899,266	$2,871,800

Property and equipment depreciation and amortization expense was approximately $590,000 and $600,000 for the three months ended June 30, 2014 and 2013, respectively. Property and equipment depreciation and amortization expense was approximately $1.2 million for the six months ended each of June 30, 2014 and 2013.

Note 6—Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013

Accrued expenses	$1,139,103	$1,539,269
Accrued bonuses	429,500	1,108,000
Accrued employee benefits	640,579	492,496
Accrued restructuring costs	146,948	122,562
Accrued liabilities	$2,356,130	$3,262,327

Note 7— Long-term Debt

The components of the Company’s total indebtedness were as follows:

	June 30, 2014	December 31, 2013
Senior Loans Payable:
Term Loan	$3,761,845	$4,663,018
LSA2 Loan	113,450	480,753
Less: unamortized discount	(349,595)	(706,963)
Total long-term debt, net	3,525,700	4,436,808
Less current portion	(2,071,267)	(2,333,966)
Total long-term debt, less current portion, net	$1,454,433	$2,102,842

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with each of the second and third tranches of the Loan had the Company drawn down on them. The Loan payable is net of the initial value of the warrants (See Note 11). The initial value of warrants has been capitalized within the other assets section of the balance sheet and is being amortized under the interest method over the term of the loan. Amortization expense for the three and six months ended June 30, 2014 was $100,431 and $357,370, respectively, and is included on the statement of operations and comprehensive loss in interest expense. Amortization expense for the three and six months ended June 30, 2013 was $13,291 and $13,291, respectively, and is included on the statement of operations and comprehensive loss in interest expense. The lenders have a priority first security lien on substantially all assets of the Company.

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

Note 8—Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. and Sao Paulo, Brazil, under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through May 2017.

A summary of minimum future rental payments required under capital and operating leases as of June 30, 2014 are as follows:

	Capital Leases (1)	Operating Leases
Remaining in 2014	$511,955	$957,483
2015	649,573	909,275
2016	108,081	589,842
2017	4,656	240,681
2018	-	42,240
Total minimum lease payments	$1,274,265	$2,739,521
Less: Amount representing interest	(62,723)
Total present value of minimum payments	$1,211,542
Less: Current portion of such obligations	901,346
Long-term capital lease obligations	$310,196

Rent expense under these leases was approximately $1.1 million for each of the six months ended June 30, 2014 and 2013. Rent expense under these leases was approximately $0.6 million for each of the three months ended June 30, 2014 and 2013.

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

On March 18, 2014, RecruitME, LLC (“RecruitME”) served a complaint on the Company that it had filed on December 27, 2013 in the United States District Court for the Eastern District of Texas accusing the Company of patent infringement.  On May 27, 2014, the Company filed its Answer with Counterclaims.  On June 30, 2014, the Company and RecruitME entered into a Settlement and License Agreement settling all matters relating to the litigation.  Accordingly, on July 10, 2014, the Court entered an order dismissing the suit with prejudice.

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

Note 9—Income Taxes

At June 30, 2014 and December 31, 2013, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both June 30, 2014 and December 31, 2013 are principally the result of federal and state net operating loss carryforwards of approximately $140 million. These net operating loss carryforwards will expire at various dates through 2034, if unused.

During the six months ended June 30, 2014 and 2013, the Company had no material changes in uncertain tax positions.

Note 10 - Stockholder’s Equity

Preferred Stock

The Company's Board of Directors (the “Board”) may, without further action by the stockholders, issue a series of Preferred Stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series.

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

The Company issued 122,685 shares of common stock in connection with the exercises of stock options during the year ended December 31, 2013. There were no exercises of stock option in the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company issued 89,230 common shares on connection with the exercise of warrants (see Note 11) in addition the Company issued 406,475 shares of restricted common stock to officers and employees of the Company.

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

The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Stock-based compensation expense includes incremental stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$125,180	$69,820	$242,170	$163,142
Product development and content	593,115	241,859	1,107,860	592,157
General and administrative	319,806	294,097	629,358	1,155,625
Total stock-based compensation for vesting of options and awards	$1,038,101	$605,776	$1,979,388	$1,910,924

As of June 30, 2014, there was approximately $5.7 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately 2.5 years.

  Stock Option Plans

2012 Omnibus Incentive Plan

On June 1, 2012, the stockholders approved the 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 5,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after the December 31, 2011. As of June 30, 2014, there were approximately 2.3 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,280,042	$1.99
Granted	767,000	2.73
Exercised	-	-
Forfeited or expired	(64,334)	2.30
Outstanding at June 30, 2014	1,982,708	$2.27	9.3	$1,111,789
Exercisable at June 30, 2014	340,377	$2.18	8.6	$204,029

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2014:

Risk-free interest rate:	1.61%
Expected term (in years):	6.0
Expected dividend yield:	-
Expected volatility:	82%

Restricted Stock Awards

The Company granted 867,800 RSAs during the six months ended June 30, 2014. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $411,000 for the six months ended June 30, 2014. A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2014 is as follows:

RSAs	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2013	1,361,750	$1.79
Granted	867,800	2.27
Exercised	(406,475)	1.83
Forfeited or expired	(107,448)	1.91
Outstanding at June 30, 2014	1,715,627	$2.02
Unvested at June 30, 2014	1,715,627	$2.02

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

In 2008, the Board and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, the Board approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, the Company’s stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, the Board and stockholders approved amendments to the 2006 Plan to authorize the issuances of 4,000,000 additional shares of common stock.    Pursuant to the terms of the 2006 Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plans during the six months ended June 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,415,051	$2.36
Granted	-	-
Exercised	-	-
Forfeited or expired	(54,251)	3.93
Outstanding at June 30, 2014	7,360,800	$2.35	5.1	$7,145,045
Exercisable at June 30, 2014 (1)	6,681,387	$2.18	4.9	$7,145,045

(1)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

Non-Plan Options

The Board has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the six months ended June 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2014	443,038	$1.34	5.4	$611,392
Exercisable at June 30, 2014	443,038	$1.34	5.4	$611,392

Note 11—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

			Weighted-average		Balance sheet
	Warrants as of		exercise		classification
	June 30, 2014	December 31, 2013	price per share	Expiration	June 30, 2014	December 31, 2013

Venture Lending & Leasing VI, Inc.	170,919	255,102	$1.96	2/28/2024	Liability	Liability
Venture Lending & Leasing VII, Inc.	170,919	255,102	1.96	2/28/2024	Liability	Liability
Allen, F. Stephen Series #2	500,000	500,000	3.55	3/21/2016	Equity	Equity
Allen, F. Stephen Series #3	500,000	500,000	3.55	3/21/2016	Equity	Equity
Stearns, Robert	200,000	200,000	3.55	3/21/2016	Equity	Equity
MATT Series #1	270,576	401,486	2.75	9/19/2016	Equity	Equity
MATT Series #2	1,000,000	1,000,000	2.75	9/19/2016	Equity	Equity
All warrants	2,812,414	3,111,690

Venture Lending & Leasing VI and VII Inc.

In connection with the Term loan that took place in April 2013, the Company issued warrants to the lender with an initial aggregate exercise value of $800,000, which increased by $200,000 with the first tranche and which would have increased by $300,000 with each of the second and third tranche draw down of the loan had the Company drawn down on them (See Note 7). Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance.

The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity (“ASC 815”). The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the Term loan.

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On June 30, 2014, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $181,493, which was recorded in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

The fair value of the warrants on the date of issuance and on each re-measurement date for those warrants are classified as liabilities, and the fair value is estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants are considered a Level 3 measurement (Note 3).

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of:

June 30, 2014

Risk-free interest rate:	2.53%
Expected term (years):	9.67
Expected dividend yield:	-
Expected volatility:	90.41%

A summary of warrant activity for the six months ended June 30, 2014 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	3,111,690	$2.61
Granted	-	-
Exercised	(168,366)	1.96
Forfeited or expired	(130,910)	2.75
Outstanding at June 30, 2014	2,812,414	$3.00
Exercisable at June 30, 2014	2,812,414	$3.00

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

Note 13—Subsequent Events

On July 23, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with JMP Securities LLC, acting as Representative of the several Underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten public offering and sale (the “Offering”) of 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All of the Shares were sold by the Company. The price to the public was $2.00 per Share, and the Underwriters have agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $1.88 per Share. The offering closed on July 28, 2014. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 750,000 shares of the Common Stock on the same terms to cover overallotments, if any. This option was exercised and closed on August 1, 2014. The net proceeds from the sale of the Shares, after deducting the Underwriters’ discount and other offering expenses, are expected to be approximately $10.5 million.

The Offering is being conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Underwriting Agreement contains customary representations, warranties and covenants by the Company, as well as customary indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term (“MD&A”) is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

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

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2013 and the Prospectus Supplement (Rule 424(b)(5)) filed on July 24, 2014. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

Company Overview

MeetMe (“we,” “our” or “us”) is a social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, virtual currency, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

Operating Metrics

We measure site and application activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended June 30, 2014 and June 30, 2013 the total MeetMe MAUs were approximately 4.5 million and 5.4 million, respectively. MeetMe visits were approximately 1.0 billion and 954 million, respectively, for the quarters ended June 30, 2014 and 2013. MeetMe registered users numbered approximately 138 million and 109 million, respectively, for the quarters ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
	2014	2013
MAU- MeetMe	4,490,323	5,366,665

Visits - MeetMe	1,000,443,037	954,729,844

Pageviews - MeetMe	11,406,895,176	10,635,773,677

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

In the quarter ended June 30, 2014, MeetMe averaged 2.58 million mobile MAUs and 4.49 million total MAUs, as compared to 2.69 million mobile MAUs and 5.37 million total MAUs on average for the quarter ended June 30, 2013, a net decrease of 0.1 million and 0.9 million in mobile and total MAUs. Mobile DAUs averaged 837,000 and 789,000 for the quarters ended June 30, 2014 and 2013, respectively. For the quarter ended June 30, 2014, MeetMe averaged 1.06 million total DAUs, as compared to 1.18 million total DAUs on average for the quarter ended June 30, 2013, a net decrease of approximately 120,000.

We believe the shift of our audience from web to mobile is an important driver of our business. As users shift from web to mobile, web page views decreased in every quarter of 2013 and the first and second quarter of 2014, from 2.4 billion in the second quarter of 2013 to 1.3 billion in the second quarter of 2014.  Our user base generated over 11.4 billion total page views in the second quarter of 2014, and 10.6 billion page views in the same period of 2013. Decreasing web traffic resulted in declining web revenue.  We have successfully increased our mobile monetization by 114% and our mobile ARPDAU by 102%, respectively, to $5.6 million and $0.074 for the quarter ended June 30, 2014 from $2.6 million and $0.037 for the quarter ended June 30, 2013.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended June 30, 2014, MeetMe earned an average of $1.28 ARPU on the web and $2.19 ARPU in its mobile applications, as compared to $1.46 in web ARPU and $0.98 in mobile ARPU for the quarter ended June 30, 2013. In the quarter ended December 31, 2013, the Company reported mobile ARPU of $2.01, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the purchaser. Excluding this one-time adjustment, the mobile ARPU for the quarter ended December 31, 2013 would have been $1.81. In the quarter ended June 30, 2014, MeetMe earned an average of $0.132 ARPDAU on the web and $0.074 ARPDAU in its mobile applications, as compared to $0.124 in web ARPDAU and $0.037 in mobile ARPDAU for the quarter ended June 30, 2013. In the quarter ended December 31, 2013, the Company reported mobile ARPDAU of $0.071, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the user. Excluding this one-time adjustment, the mobile ARPDAU for the quarter ended December 31, 2013 would have been $0.064.

Second Quarter of 2014 Highlights

●	Mobile revenue grew 114% from the second quarter of 2013 to $5.6 million.

●	Mobile ARPU of $2.19 in the second quarter of 2014, compared to $0.98 in the second quarter of 2013.

●	Mobile revenue represented 52.8% of total revenue, compared to 27.8% in the second quarter of 2013.

Factors Affecting Our Performance

●

Number of MAUs and DAUs:  We believe ability to grow MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, and the volume of virtual currency purchases, as well as our expenses and capital expenditures.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertising on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the first half of 2014, over 75% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 61% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2014, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

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

●

User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates.  For example, ARPU in the United States and Canada is significantly higher than in Latin America.  In 2012 and early 2013, we laid the foundation for future international growth by localizing the core MeetMe service in multiple languages including Spanish, Portuguese, French, Italian, German, Chinese (Traditional and Simplified), Russian, Japanese, Dutch, Turkish and Korean.

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

●

Increased Social Theater Competition:  A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on our partners’ cross-platform networks and not on the MeetMe platform.  Increases in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, may make it difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

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

●	Headcount: We plan to invest more heavily in mobile products in 2014 expecting to grow headcount by 10% to 15%, primarily to expand the size of the mobile development team.

Growth trends in web and mobile MAUs and DAUs are critical variables that affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertising, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, chats, or photos) or generate feedback increases as our user base grows. We continue to create new apps and enhance existing apps to lift social sharing and increase monetization.  The launch of additional languages to the platform facilitates international user growth.

We believe our revenue trends are also affected by advertisement inventory management changes that affect the number, size, or prominence of advertisements we display and by traditional seasonality.  Social Theater is a revenue product for the MeetMe platform and on third-party sites.  Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base and advertiser spending budgets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended June 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, comprehensive income, cash flows and/or disclosures.

The following table sets forth a modified version of our consolidated statements of operations that is used in the following discussions of our results of operation for the three month period:

	For the Three Months Ended June 30,
	2014	2013	2014 to 2013 Change ($)	2014 to 2013 Change (%)

Revenues	$10,687,330	$9,482,960	$1,204,370	13%

Operating Costs and Expenses
Sales and marketing	1,935,678	1,542,977	392,701	25%
Product development and content	6,855,739	6,342,576	513,163	8%
General and administrative	2,194,138	1,822,300	371,838	20%
Depreciation and amortization	1,079,932	1,089,043	(9,111)	(1)%
Acquisition and Restructuring costs	-	646,479	(646,479)	(100)%
Operating Expenses	12,065,487	11,443,375	622,112	5%

Loss from Operations	(1,378,157)	(1,960,415)	582,258	30%

Other Income (Expense):
Interest income	549	3,097	(2,548)	(82)%
Interest expense	(241,643)	(141,728)	(99,915)	(70)%
Change in warrant liability	181,493	-	181,493	100%
Total Other Expense	(59,601)	(138,631)	79,030	57%

Net loss	$(1,437,758)	$(2,099,046)	$661,288	32%

Comparison of the three months ended June 30, 2014 and 2013

Revenues

Our revenues were approximately $10.7 million, for the three months ended June 30, 2014, an increase of $1.2 million or 13% compared to $9.5 million for the same period in 2013.  The increase is attributable to a $3.0 million increase in mobile revenue, partially offset by a $2.0 million decrease in web advertising and virtual currency revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $393,000, or 25%, to approximately $1.9 million for the three months ended June 30, 2014 from $1.5 million for the same period of 2013.   Increased sales and marketing expenses are primarily attributable to increased advertising and marketing initiatives.

Product Development and Content: Product development and content expenses increased approximately $513,000, or 8%, to $6.9 million for the three months ended June 30, 2014 from $6.3 million for the same period of 2013. The net increase in product development and content is attributable to increased employee related expenses and stock compensation expenses.

General and Administrative: General and administrative expenses increased $372,000, or 20%,  to $2.2 million for the three months ended June 30, 2014 from $1.8 million for the same period of 2013.  The aggregate increase in general and administrative costs is due to additional reserves recorded for bad debt allowances and legal settlements.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $432,000 to $1.0 million for the three months ended June 30, 2014 from $606,000 for the same period of 2013. Stock based compensation expense represented 8.6 % and 5.3 % of operating expenses for the three months ended June 30, 2014 and 2013, respectively.

	For the Three Months Ended June 30,
	2014	2013	2014 to 2013 Change ($)
Sales and marketing	$125,180	$69,820	$55,360
Product and content development	593,115	241,859	351,256
General and administrative	319,806	294,097	25,709
Total stock-based compensation	$1,038,101	$605,776	$432,325

Depreciation and amortization expense

Depreciation and amortization expense was $1.1 million for each of the three months ended June 30, 2014 and 2013.

The following table sets forth a modified version of our consolidated statements of operations that is used in the following discussions of our results of operations for the six month period:

	For the Six Months Ended June 30,
	2014	2013	2014 to 2013 Change ($)	2014 to 2013 Change (%)

Revenues	$20,190,834	$17,288,592	$2,902,242	17%

Operating Costs and Expenses
Sales and marketing	4,094,766	3,529,670	565,096	16%
Product development and content	13,713,179	12,726,020	987,159	8%
General and administrative	4,123,783	4,222,559	(98,776)	(2)%
Depreciation and amortization	2,165,391	2,171,987	(6,596)	-%
Acquisition and Restructuring costs	120,202	2,540,896	(2,420,694)	(95)%
Loss on debt restructure	-	1,174,269	(1,174,269)	(100)%
Operating Expenses	24,217,321	26,365,401	(2,148,080)	(8)%

Loss from Operations	(4,026,487)	(9,076,809)	5,050,322	56%

Other Income (Expense):
Interest income	1,715	5,353	(3,638)	(68)%
Interest expense	(661,886)	(355,568)	(306,318)	86%
Change in warrant liability	(174,461)	-	(174,461)	100%
Total Other Expense	(834,632)	(350,215)	(484,417)	(138)%

Net loss	$(4,861,119)	$(9,427,024)	$4,565,905	48%

Comparison of the six months ended June 30, 2014 and 2013

Revenues

Our revenues were approximately $20.2 million for the six months ended June 30, 2014, an increase of $2.9 million, or 17%, compared to $17.3 million for the same period in 2013. The increase in revenue is attributable to an acceleration in mobile advertising and revenues of $5.6 million offset by a decrease of $3.0 million in web advertising revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $565,000, or 16%, to approximately $4.1 million for the six months ended June 30, 2014 from $3.5 million for the same period of 2013. Increased sales and marketing expenses are primarily attributable to an increase of approximately $600,000 in advertising and marketing initiatives.

Product Development and Content: Product development and content expenses increased approximately $1.0 million, or 8%, to $13.7 million, for the six months ended June 30, 2014 from $12.7 million for the same period of 2013. The net increase in product development and content expense is attributable to a net increase of $585,000 of third party content costs for cross platform Social Theater affiliate campaigns. The increase in the six months ended June 30, 2014 expenses also reflects stock compensation costs of $516,000.

General and Administrative: General and administrative expenses decreased $99,000, or 2%, to $4.1 million for the six months ended June 30, 2014 from $4.2 million for the same period of 2013. The aggregate decrease in general and administrative costs is due to reductions of stock based compensation expense offset by an increase in bad debt write-offs.

 Stock Based Compensation

Stock based compensation expense increased approximately $68,000 to $2.0 million for the six months ended June 30, 2014 from $1.9 million for the same period of 2013. Stock based compensation expense represented 8% and 7% of operating expenses for the six months ended June 30, 2014, and 2013, respectively. As of June 30, 2014, and 2013, there was approximately $5.7 million and $4.2 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Six Months Ended June 30,		2014 to 2013
	2014	2013	Change ($)
Sales and marketing	$242,170	$163,142	$79,028
Product and content development	1,107,860	592,157	515,703
General and administrative	629,358	1,155,625	(526,267)
Total stock based compensation	$1,979,388	$1,910,924	$68,464

Depreciation and amortization expense

Depreciation and amortization expense was $2.2 million for each of the six months ended June 30, 2014 and 2013.

Acquisition and Restructuring Costs

For the three and six months ended June 30, 2014 and 2013 restructuring costs were approximately $0 and $120,202, and $646,000 million and $2.5 million, respectively, including the accrual of office, employee exit, and employee relocation costs. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,400,596	$(240,204)
Net cash used in investing activities	(213,481)	(14,187)
Net cash provided by (used in) financing activities	(1,716,827)	3,580,345
	$(529,712)	$3,325,954

Net cash provided by operations was approximately $1.4 million for the six months ended June 30, 2014 compared to cash used in operations of $240,000 for the same period of 2013.  For the six months ended June 30, 2014, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $4.9 million offset by non-cash expenses of approximately $2.2 million of depreciation and amortization expense, $1.9 million related to stock based compensation for the vesting of stock options, and $357,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases in accounts receivable of approximately $2.6 million resulting from collections, offset by a net decrease in accounts payable, accrued expenses, and deferred revenue of $1.0 million.

For the six months ended June 30, 2013, net cash used in continuing operations consisted primarily of a net loss from continuing operations of approximately $9.4 million offset by non-cash expenses of approximately $2.2 million of depreciation and amortization expense, $1.9 million related to stock based compensation, $1.1 million of loss on debt restructure, and $60,000 in amortization of discounts on notes payable and debt issuance costs offset by a $100,000 recovery on bad debt allowances. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases in accounts receivable of approximately $3.0 million resulting from collections, $196,000 in prepaid expenses, and other current assets and other assets, and increase in accounts payable and accrued expenses of $547,000 and of $347,000 in deferred revenues.

Net cash used in investing activities in the six months ended June 30, 2014 of approximately $213,000 was due to capital expenditures for computer equipment to increase capacity and improve performance.  Net cash used in investing activities in the six months ended June 30, 2013 of approximately $14,000 was due to capital expenditures of $67,000 for computer equipment to increase capacity and improve performance offset by $53,000 of loan receivable payments received from BRC. Net cash used in investing activities in the six months ended June 30, 2014 and 2013 exclude approximately $30,000 and $278,000, respectively, of computer equipment purchased using capital leases.

Net cash used in financing activities in the six months ended June 30, 2014 of approximately $1.7 million was due to approximately $1.3 million of debt payments and $448,000 of capital lease payments. Net cash provided by financing activities in the six months ended June 30, 2013 of approximately $3.6 million was due to $5.0 million drawn on the growth capital loan, offset by $1.1 million of debt payments, and $366,000 of capital lease payments offset by $79,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the six months ended June 30, 2013 excludes the $6 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions.

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$5,838,757	$6,330,532
Total assets	$90,433,106	$95,576,240
Percentage of total assets	6.5%	6.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2014, the Company had positive working capital of approximately $5.1 million.

The Company may borrow up to $6.0 million of debt from financial institutions and under capital leases through its Loan and Security Agreement (“Debt Agreement”), provided that the Company has unrestricted cash and accounts receivable greater than 200% of its outstanding debt under the Debt Agreement.  On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”) for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8 million.  The Company borrowed $5 million under the Loan Agreement on April 29, 2013.  Upon the achievement of certain financial goals, the Company may borrow two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of the date of August 8, 2014, the Company owed approximately $3.5 million on its loan payable of which $640,000 is due through December 2014, and the remainder of $2.8 million is due through April 2016.

As of June 30, 2014, capital leases that were previously entered into by the Company had $1.2 million in principal amount of capital lease indebtedness, of which approximately $500,000 is due through December 31, 2014.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $2.8 million for the remainder of 2014, funded primarily through capital leases, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

There have been no material changes with regard to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2013.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with GAAP as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparisons.

The Company defines “Adjusted EBITDA”  as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, amortization of stock-based compensation, acquisition, restructuring or other expenses and goodwill impairment charges.  The Company excludes stock based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Loss from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net Loss Allocable to Common Shareholders	$(1,437,758)	$(2,099,046)	$(4,861,119)	$(9,427,024)

Interest expense	241,643	141,728	661,886	355,568
Change in warrant liability	(181,493)	-	174,461	-
Depreciation and amortization	1,079,932	1,089,043	2,165,391	2,171,987
Stock based compensation expense	1,038,101	605,776	1,979,388	1,910,924
Restructuring costs	-	646,479	120,202	2,540,896
Loss on debt restructure	-	-	-	1,174,269

Adjusted EBITDA (loss)	$740,425	$383,980	$240,209	$(1,273,380)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended June 30, 2014.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. There were no material changes in litigation during the three months ended June 30, 2014.   See Note 8 to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 25, 2014, and the Prospectus Supplement (Rule 424(b)(5)) filed on July 24, 2014, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Amendment No. 2 to Advertising Agreement with Pinsight Media+	8-K	7/23/14	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Furnished*
31.2	Certification of Principal Financial Officer (Section 302)				Furnished*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

MeetMe, Inc.

August 8, 2014	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

August 8, 2014	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Amendment No. 2 to Advertising Agreement with Pinsight Media+	8-K	7/23/14	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Furnished*
31.2	Certification of Principal Financial Officer (Section 302)				Furnished*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.