Form 10-Q
period 2014-09-30
MeetMe, Inc.
filed 2014-11-10
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of November 10, 2014
Common Stock, $0.001 par value per share	44,879,034 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months and the nine months ended September 30, 2014 and 2013	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1 Legal Proceedings	33
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 Mine Safety Disclosures	34
Item 5 Other Information	34
Item 6 Exhibits	35
SIGNATURES	36
CERTIFICATIONS
INDEX TO EXHIBITS	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,597,966	$6,330,532
Accounts receivable, net of allowance of $611,000 and $495,000, at September 30, 2014 and December 31, 2013, respectively.	8,013,051	10,136,929
Prepaid expenses and other current assets	844,033	597,133
Total current assets	24,455,050	17,064,594

Goodwill	70,646,036	70,646,036
Property and equipment, net	1,798,600	2,871,800
Intangible assets, net	3,319,191	4,787,941
Other assets	272,793	205,869

Total assets	$100,491,670	$95,576,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,166,568	$3,331,484
Accrued liabilities	2,770,973	3,262,327
Current portion of capital lease obligations	831,312	928,181
Current portion of long-term debt	2,012,313	2,333,966
Deferred revenue	213,111	275,761
Total current liabilities	7,994,277	10,131,719

Long-term capital lease obligation, less current portion, net	275,539	713,699
Long-term debt, less current portion, net	1,018,948	2,102,842
Other liabilities	562,568	819,930

Total liabilities	9,851,332	13,768,190

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value; authorized - 5,000,000 Shares: Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	1,000

Common stock, $.001 par value; authorized - 100,000,000 Shares; 44,872,867 and 38,477,359 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	44,877	38,481
Additional paid-in capital	296,166,091	282,496,996
Accumulated deficit	(204,919,163)	(200,110,075)
Accumulated other comprehensive loss	(652,467)	(618,352)
Total stockholders' equity	90,640,338	81,808,050

Total liabilities and stockholders' equity	$100,491,670	$95,576,240

See accompanying notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$11,604,724	$10,073,309	$31,795,558	$27,361,901
Operating Costs and Expenses:
Sales and marketing	1,516,547	1,876,240	5,611,313	5,405,910
Product development and content	7,021,353	6,817,591	20,734,532	19,543,611
General and administrative	1,932,161	1,536,939	6,055,944	5,759,498
Depreciation and amortization	1,135,263	1,108,856	3,300,654	3,280,843
Restructuring costs	-	-	120,202	2,540,896
Loss on debt restructure	-	-	-	1,174,269
Total Operating Costs and Expenses	11,605,324	11,339,626	35,822,645	37,705,027

Loss from Operations	(600)	(1,266,317)	(4,027,087)	(10,343,126)
Other Income (Expense):
Interest income	2,679	2,503	4,394	7,856
Interest expense	(206,980)	(222,777)	(868,866)	(578,345)
Change in warrant liability	256,932	-	82,471	-
Total Other Income (Expense)	52,631	(220,274)	(782,001)	(570,489)

Income (Loss) before Income Taxes	52,031	(1,486,591)	(4,809,088)	(10,913,615)
Income taxes	-	-	-	-
Net Income (Loss)	$52,031	$(1,486,591)	$(4,809,088)	$(10,913,615)
Preferred stock dividends	-	-	-	-
Net income (loss) attributable to Common Stockholders	$52,031	$(1,486,591)	$(4,809,088)	$(10,913,615)
Net income (loss) per share attributable to Common Stockholders
Basic	$0.00	$(0.04)	$(0.12)	$(0.29)
Diluted	$0.00	$(0.04)	$(0.12)	$(0.29)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	43,092,803	38,207,141	40,131,955	37,903,904
DILUTED	43,092,803	38,207,141	40,131,955	37,903,904

Net Income (Loss)	$52,031	$(1,486,591)	$(4,809,088)	$(10,913,615)
Foreign currency translation adjustment	(74,389)	1,473	(34,115)	(26,941)
Comprehensive Loss	$(22,358)	$(1,485,118)	$(4,843,203)	$(10,940,556)

See accompanying notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2014

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050

Vesting of stock options for compensation	-	-	-	-	2,930,574	-	-	2,930,574

Exercise of warrants	-	-	89,230	89	174,802	-	-	174,891

Issuance of Common Stock	-	-	5,750,000	5,750	10,561,059	-	-	10,566,809

Issuance of common stock for vested restricted stock awards	-	-	556,475	557	(557)	-	-	-

Exercise of stock options	-	-	1,667	2	3,215	-	-	3,217

Cancellation of common stock	-	-	(1,864)	(2)	2	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(34,115)	(34,115)

Net loss	-	-	-	-	-	(4,809,088)	-	(4,809,088)

Balance—September 30, 2014	1,000,000	$1,000	44,872,867	$44,877	$296,166,091	$(204,919,163)	$(652,467)	$90,640,338

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,809,088)	$(10,913,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,300,655	3,280,843
Stock based compensation	2,930,575	2,761,566
Loss on debt restructure	-	1,066,765
Bad debt expense (recovery)	116,000	(90,000)
Amortization of discounts on notes payable and debt issuance costs	445,867	80,332
Revaluation of Warrant Liability	(82,471)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	2,000,539	2,426,771
Prepaid expenses, other current assets, and other assets	(314,278)	650,190
Accounts payable and accrued expenses	(1,657,410)	958,364
Deferred revenue	(62,650)	491,762
Net cash provided by operating activities	1,867,739	712,978

Cash flows from investing activities:
Purchase of property and equipment	(590,385)	(128,515)
Loan payments received from BRC	-	111,569
Net cash used in investing activities	(590,385)	(16,946)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	122,686
Proceeds from issuance of common stock	10,572,559	-
Proceeds from the issuance of debt	-	5,000,000
Payments of capital leases	(702,164)	(566,103)
Payments on long-term debt	(1,851,413)	(1,573,906)
Net cash provided by financing activities	8,018,982	2,982,677

Effect of foreign currency exchange rate on cash	(28,902)	(18,475)
Net increase in cash and cash equivalents	9,267,434	3,660,234

Cash and cash equivalents at beginning of the period	6,330,532	5,022,007

Cash and cash equivalents at end of period	$15,597,966	$8,682,241

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$422,661	$127,486

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$167,354	$498,659
Subordinated note payable and accounts receivable offset	$-	$6,025,898
Warrant exercises and subordinated notes payable cancellations	$-	$2,756,210
Warrant exercise settlement	$174,891	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$-	$600,000
Issuance of warrants and valuation discount on debt	$-	$290,748

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

MeetMe, Inc. (the “Company”) is a social network for meeting new people on the web and mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. The Company monetizes through advertising, virtual currency, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

The Company believes that it has significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, the Company believes it is critical to establish a high density of users within the geographic regions it serves. As the Company’s network grows the number of users in a location, the Company believes users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, the allowance on accounts receivables, the fair value of financial instruments, the valuation of long-lived and indefinite-lived assets, and valuation of deferred tax assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45, “Principal Agent Considerations.”

During the nine months ended September 30, 2014 and 2013, the Company had transactions with several parties that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales.

During the nine months ended September 30, 2014 and 2013, the Company’s revenue was generated from two principal sources: sales of advertising and virtual currency products, including subscriptions, on the Company’s website and mobile applications.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements and click-throughs on text based links on the Company’s website and mobile applications. Revenue from online advertising is recognized as calls are placed to either Beanstock Media or Pinsight Media, both of which are discussed below. Revenue from the display of click-throughs on text based links is recognized as click-throughs occur. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 77% and 70% of the Company’s revenue came from advertising during the nine months ended September 30, 2014 and 2013, respectively.

Virtual Currency Products

Revenue is earned from virtual currency monetization products sold to our website and mobile application users.  Users buy Credits to purchase the Company’s virtual products which put them in the spotlight, helping to get more attention from the community and thereby meet more people faster.  These virtual products are consumed immediately. Credits can be purchased using PayPal on the website and iTunes and Google checkout via mobile applications.  Users do not own the Credits but have a limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s virtual currencies are not transferable, cannot be sold, exchanged, or redeemed for any sum of money, and can only be used for virtual products sold on the Company’ platform.

Virtual currency is recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits are used by the customer; or (ii) the Company determines the likelihood of the Credits being redeemed by the user is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits to the relevant jurisdiction. The determination of the virtual currency breakage rate is based upon Company-specific historical redemption patterns. Virtual currency breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the virtual currency sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the nine months ended September 30, 2014 and 2013 was $708,000 and $0, respectively. For “VIP” and other subscription based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from currency engagement actions (i.e. sponsored engagement advertising) by users on the Company’s platforms, including cost-per-action (CPA) currency incented promotions and sales of our proprietary cross-platform currency monetization product, “Social Theater.”  The Company recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the virtual currency to the users’ account. When a user performs an action, the user earns virtual currency and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

On September 25, 2013, the Company entered into a Media Publisher Agreement with Beanstock Media, Inc., (“Beanstock”) (the “Beanstock Agreement”). The Beanstock Agreement is effective from September 23, 2013 through December 31, 2015, unless earlier terminated.

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

The Company may terminate the Beanstock Agreement at any time without charge or penalty. Either party may terminate the Beanstock Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business. For the nine months ended September 30, 2014, the Company recognized approximately $7,694,000 in revenue under the terms of the Beanstock Agreement.

Pinsight Media+, Inc.

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

Pursuant to the Pinsight Agreement, Pinsight will pay for all ad requests that the Company delivers, whether or not Pinsight fills the ad request. Pinsight will pay specified CPM rates depending on the type of advertising; provided, however, that if more than a stated percentage of all page views on the App originate outside of the United States, then Pinsight will remit to the Company a percentage of gross revenue relating to international advertising impressions in excess of such amount. The stated CPM rates for certain advertising are subject to renegotiation under certain conditions; in such case, if the parties do not agree on a modified rate, then such advertising will be excluded from the Pinsight Agreement.

The Company may terminate the Pinsight Agreement if (i) Pinsight fails to pay any undisputed amount in a timely fashion, or (ii) in the Company’s sole discretion, Pinsight’s software development kit and those of its performance partners and the placement and running of advertising on the App causes a diminution in the App user experience. Either party may terminate the Pinsight Agreement (a) for the other party’s violation of confidentiality provisions, (b) if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (c) for Cause. In the event of a termination for Cause, the terminating party will be entitled to liquidated damages. “Cause” means (i) the other party’s material breach if the breaching party does not cure said breach to the reasonable satisfaction of the non-breaching party within thirty days (or, if the breach cannot reasonably be cured within thirty days, does not commence a cure thereof to the reasonable satisfaction of the non-breaching party), (ii) the other party’s willful failure to perform under the Pinsight Agreement, including without limitation with respect to the payment for advertising, (iii) the other party communicates its intention (verbally or in writing) to discontinue performance thereunder (whether or not said party actually discontinues performance thereunder), unless, after inquiry by the first party, a Vice President (or his designee) of said other party affirms in writing within one business day that said party intends to continue performing thereunder, (iv) the other party attempts to terminate the Pinsight Agreement for convenience or for a reason not specifically set forth in the Pinsight Agreement, or (v) the other party ceases to do business or notifies the other party of its intention to cease doing business prior to the end of the term hereof. For the nine months ended September 30, 2014, the Company recognized approximately $13,285,000 in revenue under the terms of the Pinsight Agreement.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the nine months ended September 30, 2014 and 2013, two customers comprised approximately 66% and 34% of total revenues, respectively. Two customers comprised 65% and 32% of total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience adverse impact from credit risk in the future.

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

Recent Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

Note 2— Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income (loss) per share for the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) for basic earnings per share	$52,031	$(1,486,591)	$(4,809,088)	$(10,913,615)
Change in fair value of warrant liability	256,932	0	0	0
Net loss for diluted earnings per share	$(204,901)	$(1,486,591)	$(4,809,088)	$(10,913,615)

Denominator:
Weighted-average shares outstanding	43,092,803	38,207,141	40,131,955	37,903,904

Basic income (loss) per share	$0.00	$(0.04)	$(0.12)	$(0.29)
Diluted income (loss) per share	$0.00	$(0.04)	$(0.12)	$(0.29)

For the three and nine months ended September 30, 2014, and 2013, outstanding stock options and warrants to purchase shares of common stock in an aggregate of 6,876,477 and 13,416,149 shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014

Assets
Money market	$10,010,458	$—	$—	$10,010,458

Total assets	$10,010,458	$—	$—	$10,010,458

Liabilities
Warrants to purchase common stock	$—	$—	$562,568	$562,568

Total liabilities	$—	$—	$562,568	$562,568

December 31, 2013

Assets
Money market	$3,206,079	$—	$—	$3,206,079

Total assets	$3,206,079	$—	$—	$3,206,079

Liabilities
Warrants to purchase common stock	$—	$—	$819,930	$819,930
Total liabilities	$—	$—	$819,930	$819,930

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2013	$819,930
Settlements	(174,891)
Changes in estimated fair value	(82,471)
Balance as of September 30, 2014	$562,568

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2014 and the year ended December 31, 2013.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.52% at September 30, 2014 and weighted average volatility of 86.16%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as interest expense on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Note 4—Intangible Assets

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(5,695,803)	(4,227,053)
Intangible assets—net	$3,319,191	$4,787,941

Amortization expense was approximately $489,000 and $1,469,000 for each of the three and nine months ended September 30, 2014 and 2013, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31:

Remaining in 2014	$424,860
2015	1,569,999
2016	1,324,332
Total	$3,319,191

Note 5—Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013

Servers, computer equipment and software	$7,064,366	$7,308,536
Office furniture and equipment	59,742	152,064
Leasehold improvements	378,389	373,399
	7,502,497	7,833,999
Less accumulated depreciation/amortization	(5,703,897)	(4,962,199)
Property and equipment—net	$1,798,600	$2,871,800

Property and equipment depreciation and amortization expense was approximately $646,000 and $619,000 for the three months ended September 30, 2014 and 2013, respectively. Property and equipment depreciation and amortization expense was approximately $1.8 million for each of the nine months ended September 30, 2014 and 2013.

Note 6—Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013

Accrued expenses	$1,460,670	$1,539,269
Accrued bonuses	680,750	1,108,000
Accrued employee benefits	617,788	492,496
Accrued restructuring costs	11,765	122,562
Accrued liabilities	$2,770,973	$3,262,327

Note 7— Long-term Debt

The components of the Company’s total indebtedness were as follows:

	September 30, 2014	December 31, 2013
Senior Loans Payable:
Term Loan	$3,292,359	$4,663,018
LSA2 Loan	-	480,753
Less: unamortized discount	(261,098)	(706,963)
Total long-term debt, net	3,031,261	4,436,808
Less current portion	(2,012,313)	(2,333,966)
Total long-term debt, less current portion, net	$1,018,948	$2,102,842

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which could have been drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with each of the second and third tranches of the Loan had the Company drawn down on them. The Loan payable is net of the initial value of the warrants (See Note 11). The initial value of warrants has been capitalized within the other assets section of the balance sheet and is being amortized under the interest method over the term of the loan. Amortization expense for the three and nine months ended September 30, 2014 was $88,497 and $445,865, respectively, and is included on the statement of operations and comprehensive loss in interest expense. Amortization expense for the three and nine months ended September 30, 2013 was $19,937 and $33,228, respectively, and is included on the statement of operations and comprehensive loss in interest expense. The lenders have a priority first security lien on substantially all assets of the Company.

Growth and Equipment Term Loans

On November 10, 2011, in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 (“LSA2”) growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans were due in September 2014. On February 13, 2012, the loans payable and security agreements were amended and restated to include additional debt covenants. The amendment includes limitations of additional $6.0 million of bank borrowing and indebtedness for leased office equipment.  The amendment requires that the Company’s unrestricted cash and accounts receivable be greater than or equal to 200% of its indebtedness and the Company’s unrestricted cash be greater than or equal to the aggregate amount of interest that will accrue and be payable through the maturity date of loans payable and security agreement.

Note 8—Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. and Sao Paulo, Brazil, under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option.

Capital Leases

During the first quarter 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through August 2017.

A summary of minimum future rental payments required under capital and operating leases as of September 30, 2014 are as follows:

	Capital Leases (1)	Operating Leases
Remaining in 2014	$268,417	$537,770
2015	699,329	1,189,178
2016	157,836	589,842
2017	36,156	240,681
2018	-	42,240
Total minimum lease payments	$1,161,738	$2,599,711
Less: Amount representing interest	(54,887)
Total present value of minimum payments	$1,106,851
Less: Current portion of such obligations	(831,312)
Long-term capital lease obligations	$275,539

Rent expense under these leases was approximately $1.6 million for each of the nine months ended September 30, 2014 and 2013. Rent expense under these leases was approximately $0.6 million for each of the three months ended September 30, 2014 and 2013.

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

Note 9—Income Taxes

At September 30, 2014 and December 31, 2013, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both September 30, 2014 and December 31, 2013 are principally the result of federal and state net operating loss carryforwards of approximately $140 million. These net operating loss carryforwards will expire at various dates through 2034, if unused.

During the nine months ended September 30, 2014 and 2013, the Company had no material changes in uncertain tax positions.

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

On July 23, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with JMP Securities LLC, acting as Representative of the several Underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten public offering and sale (the “Offering”) of 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All of the Shares were sold by the Company. The price to the public was $2.00 per Share, and the Underwriters purchased the Shares from the Company pursuant to the Underwriting Agreement at a price of $1.88 per Share. The offering closed on July 28, 2014. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 750,000 shares of the Common Stock on the same terms to cover overallotments, if any. This option was exercised and closed on August 1, 2014. The net proceeds from the sale of the Shares, after deducting the Underwriters’ discount and other offering expenses, were approximately $10.5 million.

The Offering is being conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Company issued 122,685 shares of common stock in connection with the exercises of stock options during the year ended December 31, 2013. There were 1,667 shares of stock options exercised in the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company issued 89,230 common shares in connection with the exercise of warrants (see Note 11) and 556,475 shares of restricted common stock to officers and employees of the Company.

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

The Company began granting restricted stock awards (“RSAs”) to its employees in April 2013. The cost of the RSAs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense for RSAs is amortized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of one year and the remaining vesting annually thereafter.

The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Stock-based compensation expense includes incremental stock-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and marketing	$112,080	$103,521	$354,250	$266,663
Product development and content	533,137	583,523	1,640,997	1,175,680
General and administrative	397,866	163,598	1,027,224	1,319,223
Total stock-based compensation for vesting of options and awards	$1,043,083	$850,642	$3,022,471	$2,761,566

As of September 30, 2014, there was approximately $4.9 million of total unrecognized compensation cost, which is expected to be recognized over a period of approximately 2.2 years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of September 30, 2014, there were approximately 5.4 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,280,042	$1.99
Granted	838,000	2.69
Exercised	(1,667)	1.93
Forfeited or expired	(85,709)	2.45
Outstanding at September 30, 2014	2,030,666	$2.26	9.1	$219,048
Exercisable at September 30, 2014	671,876	$2.03	8.6	$131,017

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2014:

Risk-free interest rate:	1.62%
Expected term (in years):	5.9
Expected dividend yield:	-
Expected volatility:	82%

 Restricted Stock Awards

The Company granted 882,800 RSAs during the nine months ended September 30, 2014. Generally shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $886,000 for the nine months ended September 30, 2014. A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2014 is as follows:

RSAs	Number of Stock Options	Weighted- Average Stock Price
Outstanding at December 31, 2013	1,361,750	$1.79
Granted	882,800	2.27
Exercised	(556,475)	1.81
Forfeited or expired	(175,649)	1.86
Outstanding at September 30, 2014	1,512,426	$2.06
Unvested at September 30, 2014	1,512,426	$2.06

2006 Stock Incentive Plan

On June 27, 2007, the stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that terminated, expired, or lapsed after the date of the Board of Directors’ approval of the 2006 Plan.

In 2008, the Board and stockholders approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, the Board approved an amendment to the 2006 Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, the Company’s stockholders ratified this amendment to the 2006 Plan.  In June 2011 and November 2011, the Board and stockholders approved amendments to the 2006 Plan to authorize the issuances of an aggregate of 4,000,000 additional shares of common stock.    Pursuant to the terms of the 2006 Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plans during the nine months ended September 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,415,051	$2.36
Granted	-	-
Exercised	-	-
Forfeited or expired	(86,196)	3.92
Outstanding at September 30, 2014	7,328,855	$2.34	4.8	$4,025,914
Exercisable at September 30, 2014 (1)	6,705,733	$2.19	4.6	$4,025,914

(1)	Includes 71,352 exercisable options to purchase common stock at a weighted average exercise price of $3.64 per share being held by consultants.

Non-Plan Options

The Board has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the nine months ended September 30, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2014	443,038	$1.34	5.1	$279,114
Exercisable at September 30, 2014	443,038	$1.34	5.1	$279,114

Note 11—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

			Weighted-average		Balance sheet
	Warrants as of		exercise		classification
	September 30, 2014	December 31, 2013	price per share	Expiration	September 30, 2014	December 31, 2013

Venture Lending & Leasing VI, Inc.	170,919	255,102	$1.96	2/28/2024	Liability	Liability
Venture Lending & Leasing VII, Inc.	170,919	255,102	1.96	2/28/2024	Liability	Liability
Allen, F. Stephen Series #2	500,000	500,000	3.55	3/21/2016	Equity	Equity
Allen, F. Stephen Series #3	500,000	500,000	3.55	3/21/2016	Equity	Equity
Stearns, Robert	200,000	200,000	3.55	3/21/2016	Equity	Equity
MATT Series #1	270,576	401,486	2.75	9/19/2016	Equity	Equity
MATT Series #2	1,000,000	1,000,000	2.75	9/19/2016	Equity	Equity
All warrants	2,812,414	3,111,690

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

On September 30, 2014, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $256,932, which was recorded in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

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

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of:

September 30, 2014

Risk-free interest rate:	2.52%
Expected term (years):	9.42
Expected dividend yield:	-
Expected volatility:	86.16%

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

Warrants	Number of Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2013	3,111,690	$2.61
Granted	-	-
Exercised	(168,366)	1.96
Forfeited or expired	(130,910)	2.75
Outstanding at September 30, 2014	2,812,414	$3.00
Exercisable at September 30, 2014	2,812,414	$3.00

Note 12—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 7 – Long-term Debt, Note 10 – Stockholder’s Equity, and Note 11 – Warrants.

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

Operating Metrics

We measure site and application activity in terms of monthly active users (MAUs), visits and page views.  We define “MAU” as a registered user of one of our platforms who has logged in and visited our websites or mobile applications within the month of measurement.  A “visit” represents a distinct user session, and a “page view” is a page that a user views during a visit. For the quarters ended September 30, 2014 and September 30, 2013 the total MeetMe MAUs were approximately 5.0 million and 5.3 million, respectively. MeetMe visits were approximately 1.1 billion and 968 million, respectively, for the quarters ended September 30, 2014 and 2013. MeetMe registered users numbered approximately 145 million and 117 million, respectively, for the quarters ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,
	2014	2013
MAU- MeetMe	5,013,344	5,340,245

Visits - MeetMe	1,131,028,565	968,332,905

Pageviews - MeetMe	12,614,484,319	10,829,562,351

Trends in Our Operating Metrics

We measure activity on our sites in terms of MAUs, daily active users (“DAUs”), average revenue per user (“ARPU”), average revenue per daily active user (“ARPDAU”), visits and page views.  We define a mobile MAU as a user who accessed one of our sites by a mobile application or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the month of measurement.  We define a DAU as a registered user of one of our platforms who logged in and visited our website or mobile applications within the day of measurement. We define a mobile DAU as a user who accessed MeetMe by one of our mobile applications or by the mobile-optimized version of our website, whether on a mobile phone or tablet, such as the iPad, during the day of measurement.  We define ARPU as the average revenue per monthly active user for web and mobile. We define ARPDAU as the average revenue per daily active web or mobile user.  Visits represent the number of times during the measurement period that users came to the site or mobile applications for distinct sessions.

In the quarter ended September 30, 2014, MeetMe averaged 2.91 million mobile MAUs and 5.01 million total MAUs, as compared to 2.66 million mobile MAUs and 5.34 million total MAUs on average for the quarter ended September 30, 2013, a net increase of 0.25 million in mobile MAUs and a net decrease of 0.33 million in total MAUs. Mobile DAUs averaged 888,000 and 790,000 for the quarters ended September 30, 2014 and 2013, respectively. For the quarter ended September 30, 2014, MeetMe averaged 1.09 million total DAUs, as compared to 1.14 million total DAUs on average for the quarter ended September 30, 2013, a net decrease of approximately 49,000.

We believe the shift of our audience from web to mobile is an important driver of our business. As users shift from web to mobile, web page views decreased in every quarter of 2013 and the first three quarters of 2014, from 2.4 billion in the first quarter of 2013 to 1.0 billion in the third quarter of 2014.  Our user base generated over 12.6 billion total page views in the third quarter of 2014, and 10.8 billion page views in the same period of 2013. Decreasing web traffic resulted in declining web revenue.  We have successfully increased our mobile monetization by 128% and our mobile ARPDAU by 103%, respectively, to $6.7 million and $0.082 for the quarter ended September 30, 2014 from $2.9 million and $0.04 for the quarter ended September 30, 2013.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended September 30, 2014, MeetMe earned an average of $1.01 ARPU on the web and $2.29 ARPU in its mobile applications, as compared to $1.44 in web ARPU and $1.10 in mobile ARPU for the quarter ended September 30, 2013. In the quarter ended December 31, 2013, the Company reported mobile ARPU of $2.01, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the purchaser. Excluding this one-time adjustment, the mobile ARPU for the quarter ended December 31, 2013 would have been $1.81. In the quarter ended September 30, 2014, MeetMe earned an average of $0.122 ARPDAU on the web and $0.082 ARPDAU in its mobile applications, as compared to $0.130 in web ARPDAU and $0.040 in mobile ARPDAU for the quarter ended September 30, 2013. In the quarter ended December 31, 2013, the Company reported mobile ARPDAU of $0.071, which included a one-time revenue recognition of past deferred revenue for virtual currency sales previously collected but never used by the user. Excluding this one-time adjustment, the mobile ARPDAU for the quarter ended December 31, 2013 would have been $0.064.

Third Quarter of 2014 Highlights

●	Mobile revenue grew 128% from the third quarter of 2013 to $6.7 million.

●	Mobile ARPU of $2.29 in the third quarter of 2014, compared to $1.10 in the third quarter of 2013.

●	Mobile revenue represented 57.6% of total revenue, compared to 29.1% in the third quarter of 2013.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertisements-units on average to mobile users compared to users on personal computers, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the first nine months of 2014, over 75% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 63% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended September 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

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

The following table sets forth a modified version of our consolidated statements of operations that is used in the following discussions of our results of operation for the three month period:

	For the Three Months Ended September 30,
	2014	2013	2014 to 2013 Change ($)	2014 to 2013 Change (%)

Revenues	$11,604,724	$10,073,309	$1,531,415	15%

Operating Costs and Expenses:
Sales and marketing	1,516,547	1,876,240	(359,693)	(19)%
Product development and content	7,021,353	6,817,591	203,762	3%
General and administrative	1,932,161	1,536,939	395,222	26%
Depreciation and amortization	1,135,263	1,108,856	26,407	2%
Operating Expenses	11,605,324	11,339,626	265,698	2%

Loss from Operations	(600)	(1,266,317)	1,265,717	100%

Other Income (Expense):
Interest income	2,679	2,503	176	7%
Interest expense	(206,980)	(222,777)	15,797	(7)%
Change in warrant liability	256,932	-	256,932	n/a
Total Other Income (Expense)	52,631	(220,274)	272,905	124%

Net Income (Loss)	$52,031	$(1,486,591)	$1,538,622	104%

Comparison of the three months ended September 30, 2014 and 2013

Revenues

Our revenues were approximately $11.6 million, for the three months ended September 30, 2014, an increase of $1.5 million or 15% compared to $10.1 million for the same period in 2013.  The increase is attributable to a $3.7 million increase in mobile revenue, partially offset by a $2.2 million decrease in web advertising and virtual currency revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $360,000, or 19%, to approximately $1.5 million for the three months ended September 30, 2014 from $1.9 million for the same period of 2013.   Decreased sales and marketing expenses are primarily attributable to decreased advertising and marketing initiatives.

Product Development and Content: Product development and content expenses increased approximately $204,000, or 3%, to $7.0 million for the three months ended September 30, 2014 from $6.8 million for the same period of 2013. The net increase in product development and content is attributable to increased employee related expenses and stock compensation expenses.

General and Administrative: General and administrative expenses increased $395,000, or 26%, to $1.9 million for the three months ended September 30, 2014 from $1.5 million for the same period of 2013.  The aggregate increase in general and administrative costs is primarily attributable to increased employee-related expenses and stock compensation expenses.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $192,000 to $1.0 million for the three months ended September 30, 2014 from $851,000 for the same period of 2013. Stock-based compensation expense represented 9.0% and 7.5% of operating expenses for the three months ended September 30, 2014 and 2013, respectively.

	For the Three Months Ended September 30,
	2014	2013	2014 to 2013 Change ($)
Sales and marketing	$112,080	$103,521	$8,559
Product and content development	533,137	583,523	(50,386)
General and administrative	397,866	163,598	234,268
Total stock-based compensation	$1,043,083	$850,642	$192,441

Depreciation and amortization expense

Depreciation and amortization expense was $1.1 million for each of the three months ended September 30, 2014 and 2013.

The following table sets forth a modified version of our consolidated statements of operations that is used in the following discussions of our results of operations for the nine month period:

	For the Nine Months Ended September 30,
	2014	2013	2014 to 2013 Change ($)	2014 to 2013 Change (%)

Revenues	$31,795,558	$27,361,901	$4,433,657	16%

Operating Costs and Expenses
Sales and marketing	5,611,313	5,405,910	205,403	4%
Product development and content	20,734,532	19,543,611	1,190,921	6%
General and administrative	6,055,944	5,759,498	296,446	5%
Depreciation and amortization	3,300,654	3,280,843	19,811	1%
Acquisition and restructuring costs	120,202	2,540,896	(2,420,694)	(95)%
Loss on debt restructure	-	1,174,269	(1,174,269)	(100)%
Operating Expenses	35,822,645	37,705,027	(1,882,382)	(5)%

Loss from Operations	(4,027,087)	(10,343,126)	6,316,039	61%

Other Income (Expense):
Interest income	4,394	7,856	(3,462)	(44)%
Interest expense	(868,866)	(578,345)	(290,521)	50%
Change in warrant liability	82,471	-	82,471	n/a
Total Other Expense	(782,001)	(570,489)	(211,512)	37%

Net Loss	$(4,809,088)	$(10,913,615)	$6,104,527	56%

Comparison of the nine months ended September 30, 2014 and 2013

Revenues

Our revenues were approximately $31.8 million for the nine months ended September 30, 2014, an increase of $4.4 million, or 16%, compared to $27.4 million for the same period in 2013. The increase in revenue is primarily attributable to an increase in mobile advertising and revenues of $9.5 million offset by a decrease of $6.1 million in web advertising revenue.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $205,000, or 4%, to approximately $5.6 million for the nine months ended September 30, 2014 from $5.4 million for the same period of 2013. Increased sales and marketing expenses are primarily attributable to an increase of approximately $200,000 in advertising and marketing initiatives.

Product Development and Content: Product development and content expenses increased approximately $1.2 million, or 6%, to $20.7 million, for the nine months ended September 30, 2014 from $19.5 million for the same period of 2013. The net increase in product development and content expense is attributable to a net increase of $461,000 of third party content costs for cross platform Social Theater affiliate campaigns, as well as an increase in stock compensation costs of $465,000.

General and Administrative: General and administrative expenses increased $296,000, or 5%, to $6.1 million for the nine months ended September 30, 2014 from $5.8 million for the same period of 2013. The aggregate increase in general and administrative costs is primarily due an increase in bad debt write-offs.

Stock Based Compensation

Stock based compensation expense increased approximately $261,000 to $3.0 million for the nine months ended September 30, 2014 from $2.8 million for the same period of 2013. Stock based compensation expense represented 8% and 7% of operating expenses for the nine months ended September 30, 2014, and 2013, respectively. As of September 30, 2014, and 2013, there was approximately $4.9 million and $3.7 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Nine Months Ended September 30,		2014 to 2013
	2014	2013	Change ($)
Sales and marketing	$354,250	$266,663	$87,587
Product and content development	1,640,997	1,175,680	465,317
General and administrative	1,027,224	1,319,223	(291,999)
Total stock based compensation	$3,022,471	$2,761,566	$260,905

Depreciation and amortization expense

Depreciation and amortization expense was $3.3 million for each of the nine months ended September 30, 2014 and 2013.

Acquisition and Restructuring Costs

For the nine months ended September 30, 2014 and 2013 restructuring costs were approximately $120,000 and $2,541,000, respectively, including the accrual of office, employee exit, and employee relocation costs. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013. The Company did not incur any restructuring costs for the three months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$1,867,739	$712,978
Net cash used in investing activities	(590,385)	(16,946)
Net cash provided by financing activities	8,018,982	2,982,677
	$9,296,336	$3,678,709

Net cash provided by operations was approximately $1.9 million for the nine months ended September 30, 2014 compared to cash provided by operations of $713,000 for the same period of 2013.  For the nine months ended September 30, 2014, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $4.8 million offset by non-cash expenses of approximately $3.3 million of depreciation and amortization expense, $2.9 million related to stock based compensation for the vesting of stock options, and $446,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases in accounts receivable of approximately $2.0 million resulting from collections, offset by a net decrease in accounts payable, accrued expenses, and deferred revenue of $1.7 million.

For the nine months ended September 30, 2013, net cash provided by continuing operations consisted primarily of a net loss from continuing operations of approximately $10.9 million offset by non-cash expenses of approximately $3.3 million from depreciation and amortization expense, $2.8 million related to stock based compensation, $1.1 million of loss on debt restructure, and $80,000 in amortization of discounts on notes payable and debt issuance costs offset by a $90,000 recovery on bad debt allowances. Additionally, changes in working capital increased the net cash provided by continuing operations. These changes included decreases in accounts receivable of approximately $2.4 million resulting from collections, $650,000 in prepaid expenses and other current assets, and included increases in accounts payable and accrued expenses of $958,000, and $492,000 in deferred revenues.

Net cash used in investing activities in the nine months ended September 30, 2014 of approximately $590,000 was due to capital expenditures for computer equipment to increase capacity and improve performance.  Net cash used in investing activities for the nine months ended September 30, 2013 of approximately $17,000, was due to capital expenditures of $129,000 for computer equipment to increase capacity and improve performance offset by $112,000 of loan receivable payments received from BRC. Net cash used in investing activities in the nine months ended September 30, 2014 and 2013 exclude approximately $167,000 and $499,000, respectively, of computer equipment purchased using capital leases.

Net cash provided by financing activities in the nine months ended September 30, 2014 of approximately $8.0 million was due to common stock offering proceeds of $10.6 million, offset by approximately $1.9 million of debt payments and $702,000 of capital lease payments. Net cash provided by financing activities in the nine months ended September 30, 2013 of approximately $3.0 million was due to $5.0 million drawn on the growth capital loan, offset by $1.6 million of debt payments, and $566,000 of capital lease payments offset by $123,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2013 excludes the $6 million subordinate note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions.

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$15,597,966	$6,330,532
Total assets	$100,491,670	$95,576,240
Percentage of total assets	15.5%	6.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2014, the Company had positive working capital of approximately $16.5 million.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”) for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8 million.  The Company borrowed $5 million under the Loan Agreement on April 29, 2013.  Had it achieved of certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of November 4, 2014, the Company owed approximately $3.0 million on its loan payable of which $162,000 is due through December 2014, and the remainder of $2.8 million is due through April 2016.

As of September 30, 2014, capital leases that were previously entered into by the Company had $1.1 million in principal amount of capital lease indebtedness, of which approximately $250,000 is due through December 31, 2014.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

The Company has budgeted capital expenditures of $2.2 million for the remainder of 2014, funded primarily through capital leases, which it believes will support its growth of domestic and international business through increased capacity, performance improvement, and expanded content.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Loss from continuing operations allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income (Loss) Allocable to Common Shareholders	$52,031	$(1,486,591)	$(4,809,088)	$(10,913,615)

Interest expense	206,980	222,777	868,866	578,345
Change in warrant liability	(256,932)	-	(82,471)	-
Depreciation and amortization	1,135,263	1,108,856	3,300,654	3,280,843
Stock-based compensation expense	1,043,083	850,642	3,022,471	2,761,566
Restructuring costs	-	-	120,202	2,540,896
Loss on debt restructure	-	-	-	1,174,269

Adjusted EBITDA (loss)	$2,180,425	$695,684	$2,420,634	$(577,696)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended September 30, 2014.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. There were no material changes in litigation during the three months ended September 30, 2014.   See Note 8 to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

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

MeetMe, Inc.

November 10, 2014	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

November 10, 2014	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Amendment No. 2 to Advertising Agreement with Pinsight Media+	8-K	7/23/14	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Furnished*
31.2	Certification of Principal Financial Officer (Section 302)				Furnished*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

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