Form 10-K
period 2014-12-31
MeetMe, Inc.
filed 2015-03-13
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
NASDAQ Capital Market

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

☐Yes       ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $96,000,000 based upon the last reported sale price of $2.72 per share on June 30, 2014 on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 9, 2015, was 44,910,034.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

MEETME, INC.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

MeetMe, Inc. (the “Company,” “MeetMe,” “us” or “we”) is a location-based social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising and in-app purchases. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

BUSINESS OVERVIEW

How We Create Value for Users

The Company believes that it is in the earliest days of a tremendously large opportunity – to be the mobile version of the neighborhood bar or coffeehouse, the service of choice among youth to find fun new people to meet and chat with. Our end goal is to be the conduit for connecting people to each other for the over 50 million people aged 18-30 in the United States and the more than one billion worldwide. We are unashamedly free, monetizing via an industry-leading mobile monetization infrastructure. We are vastly different from companies like Match.com, Zoosk, and Spark.

A survey of 11,000 MeetMe users indicates that 89% of people prefer to start relationships as friends. The difference between a subscription dating site and MeetMe is the difference between a singles bar and the neighborhood bar. People feel comfortable using MeetMe to make friends, socialize, and chat. We believe this the comfort level drives higher engagement and retention.

We believe a dramatic shift is underway in the multi-billion dollar dating industry, and that the industry is anchoring towards free with lowered pricing and dramatic investments in free services by existing players. We believe the subscription-dating model is ultimately compromised because it leads to massive churn by its nature. We believe churn ultimately reduces daily active users and restricts user density. The density of users within a geographic area is critical to developing a strong meet-new-people service. Ultimately, the network effect in a meet-new-people service comes down to having nearby, highly relevant users to recommend.

MeetMe has a singular focus on attracting and monetizing the vast majority of its users through superior products. We are not burdened by legacy subscription products, and we believe we are as well positioned as any company to build the global brand for meeting new people. We believe our success will depend in large part, as it does every year, on our ability to continue to execute against an aggressive product pipeline.

More than one million people use MeetMe every day to meet new people in their local communities and throughout the world. These daily active users are increasingly choosing to access MeetMe on their mobile devices, in many cases logging in multiple times per day in order to interact with people they have met on MeetMe.

Our top priority is to support and grow our dedicated user base by developing innovative ways of bringing people together online. We have historically been able to attract and retain users because we make meeting new people fun and easy through social games and applications. The products we have built for users can be divided into three categories: social networking products, social discovery products, and in-app products available for purchase.

Social Networking Products

Our traditional social networking products support our social discovery mission by enabling users to learn about, communicate with, and organize the people they meet on MeetMe.

●

Profile:   A user’s profile represents his or her identity within MeetMe.  Basic demographic information is highlighted, along with a user-generated “About Me” blurb, while activities within social discovery applications, such as Feed, are also featured prominently.  Profiles are one of the most popular areas on MeetMe for members to interact with one another.

●	Chat: MeetMe provides a robust chat product for private one-on-one communication between MeetMe users. Our users sent more than 500 million chats per month in the fourth quarter of 2014.

●	Friends: Within the Friends section, members interact with the friends they have made on MeetMe, accept new friend requests from MeetMe members, and invite their real-world friends to join MeetMe.

Social Discovery Products

Our social discovery products facilitate interactions among members. They are the key vehicles through which we make it fun and easy to meet new people.

●

Feed: Feed is MeetMe’s location-based stream communication feature and its most popular application.  Unlike the Facebook News Feed, which surfaces content from users’ existing social graphs, our Feed surfaces content from people nearby, thus creating a broader conversation to help users discover new people to meet.  Feed can be custom filtered based on age, gender, location or an existing MeetMe friend graph.

●

Meet:  Meet showcases nearby, recently active members (filtered by age and gender preferences) that a member may want to chat with.  Because it displays members sorted by proximity to the viewing user, Meet is where MeetMe members go to discover and potentially chat with people geographically closest to them.

In-App Products Available For Purchase

MeetMe features an in-app product called Credits, which users can buy directly or earn by completing third-party offers, and several virtual products that users must spend Credits to access or use.  Additionally, MeetMe offers a subscription product, MeetMe+, which is currently available only on our mobile apps.

●

Boost:  Like Google’s AdSense, but for people, Boost enables users to purchase placement in some of the most highly trafficked areas of MeetMe, to garner more attention from the community and increase the ability to meet more people faster.

●

Feed Spotlight:  Feed Spotlight enables users to spend Credits in order to “pin” their post to the top of Feed for a limited period of time in order to drive more views, likes, and comments for their content. Spotlighted posts are targeted to a given geographic region and age group.

●

MeetMe+:  MeetMe+ is a subscription product, available only on our mobile apps, that gives members extra privileges on MeetMe, including allowances and bonuses of Credits, the ability to see who is viewing your photos, and the ability to suppress mobile advertisements.

How We Create Value for Marketers

We believe our youthful, highly engaged audience makes MeetMe an attractive publisher for marketers of all sizes, and we focus on providing a wide variety of advertising products that drive our users to engage with brands. During the fourth quarter in 2014, we served over six billion ad impressions each month across our web and mobile applications.  Our brand and agency advertising business, also known as direct-sold advertising, is generally powered by companies looking for high-impact ad units and brand engagement from our younger demographic.  Due to the sheer volume of available ad impression inventory, we do not typically sell out through direct-sold advertising alone; we attempt to fill the remainder of our inventory through a third-party advertising exchange or network, or remnant advertising.

In 2014 we teamed with two companies that were primarily responsible for filling our advertising inventory: Beanstock Media, Inc., or Beanstock, for our website and Pinsight Media+, Inc., or Pinsight, for our mobile applications. Both companies resold our inventory to numerous individual advertisers and paid us stated contractual rates. We believe this arrangement helped to limit our dependence on one or a few major brands, and minimized the impact of seasonal rate variations typical in the advertising industry. Our agreement with Pinsight terminated at the end of 2014, with a wind-down period that lasted through February 28, 2015. In December of 2014, we expanded out relationship with Beanstock such that beginning on March 1, 2015, Beanstock now has the right and obligation to fill certain advertising inventory on our MeetMe mobile apps for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices. The terms of both of our agreements with Beanstock extends to the end of 2015, subject to various termination rights.

Social Theater

Our Social Theater product enables publishers to incentivize their users to take certain actions in exchange for the hosting platform’s virtual currency.  Social Theater advertising runs not only on MeetMe, where our users can watch videos and otherwise engage with brands in exchange for Credits, but also on social games and applications across other social networks, including Facebook.  Social Theater can also be used by marketers to drive video views, application installs, and “likes” and “shares” on Facebook, Twitter, and other social platforms. When a Social Theater campaign is distributed outside of MeetMe on a different platform we consider it “Cross-Platform Revenues."

Our Strategy

We believe we are well positioned to pioneer the next category of social networking: social discovery. Our strategy for 2015 and beyond is aimed at continued growth and engagement of our active user base and improving the rate at which we monetize our active users, especially on mobile.

Key elements of our strategy include:

●

Build Great Products to Acquire, Engage, and Thrill Users:  Our core focus is to create innovative social experiences that help our users meet new people in their local communities or throughout the world.  We plan on continuing to invest in improving our core platform as technology advances and in devising new ways of transforming the traditional experience of friendship-making as that activity increasingly moves online.

●

Offer Innovative and Engaging Ad Products for Marketers:  We consider it critical to continue improving our advertising products to create more value for our marketers, attract new customers, and display targeted advertisements that are more relevant for our users. We pursue these goals through a combination of internal innovation and rapid integration of advertising solutions that have been successful in the marketplace.

●

Expand Our Reach Internationally:  There are over one billion people aged 18-30 worldwide, of which approximately 50 million reside in the United States, where our traffic has historically been centered.  In 2013, we internationalized the platform and launched in twelve languages other than English, laying the foundation for significant future growth in other geographies. In 2014, some of our fastest growing audiences were international, including in countries such as Turkey, Italy, India, and elsewhere.

Operating Metrics

We measure website and application activity in terms of monthly active users (MAUs) and daily active users (DAUs). We define “MAU” as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define “DAU” as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended December 31, 2014 and 2013, the total MeetMe MAUs were approximately 4.98 million and 5.54 million, respectively, and total MeetMe DAUs were approximately 1.09 million and 1.10 million, respectively. The aggregate total of registered users on meetme.com and the MeetMe mobile applications were approximately 109 million and 82 million, for the years ended December 31, 2014 and 2013, respectively.

	Monthly Average for the
	Quarter Ended December 31,
	2014	2013
MAU- MeetMe	4,983,122	5,542,317

	For the Quarter Ended
	December 31,
	2014	2013
DAU- MeetMe	1,088,999	1,100,195

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms average revenue per user (ARPU) and average daily revenue per daily active user (ARPDAU).  We define ARPU as the average revenue per average monthly active user. We define ARPDAU as the average revenue per average daily active user. We define mobile MAU as a user who accessed our sites by a one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended December 31, 2014, MeetMe averaged 3.09 million mobile MAUs and 4.98 million total MAUs on average, as compared to 2.53 million mobile MAUs and 5.54 million total MAUs on average in 2013, a net increase of 0.60 million or 22% for mobile MAUs, and a net decrease of 0.60 million or 10% for total MeetMe MAUs. Mobile DAUs increased 150,000 to 923,000 for the quarter ended December 31, 2014, a 19% improvement, from 773,000 in the fourth quarter of 2013. For the quarter ended December 31, 2014, MeetMe averaged 1.09 million total DAUs, as compared to 1.10 million total DAUs on average for the quarter ended December 31, 2013, a net decrease of approximately 11,000 total DAUs, or 1%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 50% and our mobile ARPDAU by 26% to $7.60 million and $0.09, respectively, for the quarter ended December 31, 2014 from $5.10 million and $0.07, respectively, for the quarter ended December 31, 2013.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended December 31, 2014, MeetMe earned an average of $1.03 ARPU on the web and $2.46 in ARPU in our mobile applications, as compared to $1.41 in web ARPU and $2.01 in mobile ARPU for the quarter ended December 31, 2013. In the quarter ended December 31, 2014, MeetMe earned an average of $0.13 in web ARPDAU and $0.09 in mobile ARPDAU, as compared to $0.15 in web ARPDAU and $0.07 in mobile ARPDAU for the quarter ended December 31, 2013.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our user base and advertising partners.

We develop most of our software internally.  We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible, and economically advantageous.  For instance, we partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms.  We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team of approximately 66 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators.  These teams are responsible for feature enhancements and general maintenance across all of our platforms.  Our technology team is headquartered in New Hope, Pennsylvania.

SALES AND MARKETING

Historically, we have grown our user base in large part through organic, viral channels.  By encouraging members to invite their friends to join MeetMe and to share their activity across other external platforms, including Facebook and Twitter, and by providing members with easy-to-use tools, we believe we have successfully grown our user base while minimizing marketing costs.  We focus primarily on creating a truly differentiated experience and compelling value proposition for new users in our markets and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf in order to attract and retain new members.

In 2013, we launched a new paid customer acquisition strategy, with a focus on acquiring users in new geographies where the active user base on the core MeetMe platform had previously been small in comparison to our user base in the United States and Canada. We spent $2.0 million and $2.5 million on paid direct user acquisition in 2014 and 2013, or 4.5% and 6.2% of our total revenue, respectively.

SALES AND OPERATIONS

Our advertising sales department of 14 full-time employees in the United States covers major brand agencies, direct response and cost-per-action engagement advertisers, advertising networks, and mobile agencies. Our advertising operations are headquartered in New Hope, Pennsylvania, with additional offices in New York, New York and Los Angeles, California.

Our operations and member services team consists of 20 full-time employees, 8 part-time employees, and 30 contractors split between Delhi and Bangalore, India. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

 INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, product, and services; copyrights in software and creative content; trade secrets; domain names; and other intellectual property rights and licenses of various kinds.  We seek to protect our intellectual property through copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the MeetMe and Social Theater trademarks and our related trademarks to be valuable to the Company, and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We operate at the forefront of a nascent segment (social discovery) of a broader sector that is still being defined (social networking). As such, we face significant competition in every aspect of our business, both from established companies whose products help users meet new people, or are evolving to do so, and from smaller but well-funded startups that can quickly gain attention and compete with us for users. Examples of services that compete with us for users and advertiser interest include, but are not limited to:

●	Websites and mobile applications whose primary focus is to help users meet new people in their geographical area, including Tagged, Badoo, Skout, Twoo, and Meetup.

●	Social networking websites and mobile applications with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match.com, PlentyOfFish, Okcupid, and Tinder.

●	Broader social networks that currently offer or may evolve to offer services aimed at helping users meet new people in their area, such as Facebook, Twitter, and LinkedIn.

●

Interest-based communities that help users connect with like-minded people online, including Pinterest, Reddit, Tumblr, and Quora, as well as vertical communities such as Goodreads, Last.fm, and Fitocracy.

●	Significant competition for Social Theater comes from publishers including TrueX, Unruly Media, SuperSonic Advertising, Jun Group, and Genesis Media.

As we introduce new products, and as other companies introduce new products and services, we expect to become subject to additional competition.  Additional information regarding certain risks related to our competition is included in Part I, Item 1A, “Risk Factors” of this report.

EMPLOYEES

As of March 2, 2015, we employed approximately 113 full time and 8 part time employees in the United States. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this report and is incorporated herein by reference.

GOVERNMENT REGULATION

In the United States, advertising and promotional information presented to visitors on our website and mobile applications and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the Telephone Consumer Protection Act of 1991, or the TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2001, or the CAN-SPAM Act. We may also be subject to laws in the various other countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We may unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity, and negatively affect our businesses.  Additional information regarding certain risks related to government regulations is included in Part I, Item 1A, “Risk Factors” of this report.

CORPORATE HISTORY

MeetMe was incorporated in Nevada in June 1997, and merged with Insider Guides, Inc., doing business as myYearbook.com, on November 10, 2011. On December 6, 2011, the Company changed its legal domicile to Delaware.   The Company is a social media technology company that owns and operates meetme.com. Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. The Company was previously known as myYearbook.com and Quepasa.com and completed its transition to meetme.com in the fourth quarter of 2012. On June 20, 2012, the Company discontinued the games development business and creation of intellectual properties business of Quepasa Games. On December 31, 2014, the Company closed the Sao Paolo, Brazil office.

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

Risk Related to Our Business

If we cannot increase our daily and monthly active users and increase their engagement on MeetMe, our future operating results may decline.

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

●	process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;

●	compete with other companies that are currently in, or may in the future enter, the social networking or social discovery industry;

●	hire, integrate and retain world class talent; and,

●	expand our business internationally and with respect to mobile devices.

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

We believe the number of our registered members is higher than the number of actual users.

We believe the number of registered members in our network may be higher than the number of actual users because some members may have multiple registrations, other members may have died or may have become incapacitated, and others may have registered under fictitious names.  Members also terminate their memberships and delete their profiles.  Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of our active members.

If our members do not interact with each other or our viral marketing strategy fails, our ability to attract new members may suffer and our revenue may decrease.

The majority of our members do not visit MeetMe frequently and spend a limited amount of time when they do visit. The majority of our page views are generated by a minority of our users. If we are unable to encourage our members to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users and our financial results may suffer.  In addition, part of our success depends on our users interacting with our products and contributing to our viral advertising platform (Social Theater).  If our Social Theater platform is unsuccessful and our users do not participate in Social Theater campaigns, our operating results may suffer.

We generate the majority of our revenue from advertising.  If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline resulting in significant operating losses and negatively impacting our cash flows.

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

We have entered into significant agreements with our advertising partner, and its default or other inability to perform under these contracts could harm our business and results of operations.

We have entered into two agreements with Beanstock Media, Inc., or Beanstock, with respect to our advertising inventory on both web and mobile. We have a Media Publisher Agreement with Beanstock under which Beanstock has the exclusive right and obligation to fill substantially all of our remnant advertising inventory on www.meetme.com through December 31, 2015. We anticipate that revenue under this agreement for the year 2015 will constitute approximately 12% of our total revenue. In addition, we have entered into an Advertising Agreement with Beanstock whereby Beanstock will have the exclusive right and obligation to fill certain advertising inventory on our MeetMe mobile apps for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices, starting on or about March 1, 2015. We anticipate that revenue under this agreement for the year 2015 will constitute approximately 50% of our total revenue.

A failure by us to renew either of these agreements, or to do so on terms less favorable, or a failure by Beanstock to effectively perform its obligations under either agreement could have detrimental operating, financial and reputational consequences for our business. In particular, if Beanstock files for bankruptcy protection, becomes insolvent or otherwise fails to meet its payment obligations to us, we could be prevented from collecting on receivables under the respective agreement, which would have an adverse effect on our results of operations.

If we cannot effectively monetize our mobile products, we may not be able to successfully grow our business.

The shift of our audience from web to mobile may be disruptive to our business and operating results. As our users shift from web to mobile access, web page views have decreased.  Decreasing web traffic contributes to declining web revenue.  Our business faces the challenge of ramping up mobile monetization to offset declining web revenues as users continue to increase their mobile access.  The transition in our user access may impact revenue in the short-term and medium-term as mobile monetization continues to mature slowly.  Accordingly, as users increasingly access MeetMe mobile products as a substitute for using personal computers, if personal computer usage continues to be phased out by the popularity of smart phones and tablets, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results may be negatively affected.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online.  Our competitors are other companies providing portal and online community services, such as Facebook, Google, Tagged, Badoo, PlentyOfFish, Skout, and Okcupid.  Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories, and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users.  These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements.  Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies.

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

We acquire new mobile members for MeetMe primarily through the Apple “App Store” and Google “Play” (formerly the Android “Marketplace”).  On more than one occasion in the past, Apple has rejected our applications because of user generated content and other concerns. In response we devoted additional resources to image review, and changed some of our content allowance policies.  If we fail to maintain access to either or both the App Store and Google Play outlets, our business and operating results will suffer.  In addition, our iPhone and Android applications rank near the top of the “Free Social” categories and near the top of many key search terms.  However, Apple and Google have changed their rating and search algorithms in the past without notice.  Future changes to the rating and search algorithms by Apple or Google may impact our rating and search results, causing a drop in new mobile application downloads and causing our business and operating results to suffer.

If we are unable to continue to develop successful applications for mobile platforms and standalone mobile applications, our growth prospects could suffer.

We have offered applications for mobile platforms since May 2010.  We launched our first standalone application in 2013 and are continuing to develop standalone applications.  We expect to continue to devote substantial resources to the development of mobile applications and standalone applications, but there can be no assurances that we will continue to succeed in developing applications that appeal to users or advertisers.  We may encounter difficulty in attracting leading advertisers to our mobile applications.  With respect to our standalone applications, we may encounter difficulty attracting users to those applications.  We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners.  Finally, we may face challenges converting mobile users into users that pay for in-app products.  These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms and standalone applications.  If we do not succeed in doing so, our growth prospects will suffer.

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

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services, and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis.  Developing website, mobile, and other technology involves significant technical and business risks.  We may not be able to successfully use new technologies or adapt our platforms and technology to emerging industry standards.  We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

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

We plan to continue the international expansion of our business operations.  We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products.  If we fail to deploy or manage our operations in international markets successfully, our business may suffer.  In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, or economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and changes in laws, regulatory requirements, and enforcement;

●	burdens of complying with a variety of foreign laws;

●

potential damage to our brand and reputation due to our compliance with local laws, including potential censorship or requirements to provide user information to local authorities, and/or potential penalties for failing to comply with such local laws;

●	lack of familiarity with local customs;

●	fluctuations in currency exchange rates;

●	higher levels of credit risk and payment fraud;

●	reduced protection for intellectual property rights in some countries;

●	difficulties in staffing and managing global operations and the increased travel, infrastructure; and

●	compliance with the United States Foreign Corrupt Practices Act and similar laws in other jurisdictions.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

If we are unable to implement payment gateways to our users, our results of operations may be adversely affected.

We conduct our business in countries outside of the United States and depend on payment gateways that are not as well developed as those in the United States, where most people have credit cards or bank debit cards to use in paying for virtual goods, products, and services.  Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the United States.  If we are unable to implement payment gateways that provide our members with the ability to pay for goods, products and services easily, our future results may be adversely affected.  Additionally, our inability to collect and receive payments from these other sources may have an adverse effect on our business and results of operations.

Because we rely on Facebook as a significant distribution, marketing, and promotion platform, if our relationship with Facebook changes or if Facebook loses market share, our business may be adversely affected.

Facebook is an important distribution, marketing and promotion platform for our content and applications.  We generate a number of our new users through the Facebook platform and we expect to continue to do so for the foreseeable future.  As such, we are subject to Facebook’s standard terms and conditions for Facebook Connect and for application developers, which govern the promotion, distribution and operation of applications on the Facebook platform.

Our ability to acquire new members and provide services to our existing members would likely be harmed if:

●	Facebook discontinues or limits access to its platform by us and other application developers;

●

Facebook modifies its terms of service or other policies, including changing how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

●	Facebook develops its own competitive offerings; or

●	Facebook disallows our advertising in its platforms.

We have benefited from Facebook’s strong brand recognition and large user base.  If Facebook loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our content and applications, which could consume substantial resources and may not be effective.  In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and any such changes could be unfavorable.  Facebook may also change its fee structure or add fees associated with access to and use of the Facebook platform.

Because our business is subject to complex and evolving United States and foreign laws and regulations regarding privacy, data protection, and other matters, we may be subject to claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise sustain harm to our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, intellectual property, gaming, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services.  Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States.  United States federal, state and foreign laws and regulations are constantly evolving and can be subject to significant change.  The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.  In addition, federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business.  The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the United States and internationally.  These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices.  Complying with these varying state to state or international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We use email, push notifications, and text message campaigns to drive user engagement. Disruptions in, restrictions on, and certain legal risks associated with the sending or receipt of emails, push notifications, or text messages or a decrease in user willingness to receive emails, push notifications, and text messages could adversely affect our revenues and business.

We use email, push notifications, and text message campaigns to drive user engagement. We send a large volume of emails, push notifications, and text messages to users notifying them of a variety of activities on our platform, such as new connections. We also rely on the use of email, push notifications, and text messages as a part of our registration and validation processes. Because of the importance of email, push notifications, and text messages to our business, if we are unable to successfully deliver emails, push notifications, or text messages to our users or if users consistently decline to open our emails, push notifications, or text messages, our business could be adversely affected.

We also face a risk that service providers or email applications may block bulk message transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails, push notifications, or text messages to our users. Third parties may also block our emails as spam, impose restrictions on our emails, push notifications, or text messages, or start to charge for the delivery of emails through their email systems. In addition, changes in how webmail applications organize and prioritize email may reduce the number of users opening our emails. For example, Google’s Gmail service recently introduced a new feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a user’s inbox or viewed as “spam” by our users and may reduce the likelihood of that user opening our emails.

Email communications may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. For example, in the United States, the CAN-SPAM Act establishes certain requirements for the distribution of “commercial” email messages and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content. In addition, some countries and states have passed laws regulating commercial email practices that are, in some cases, significantly more punitive and difficult to comply with than the CAN-SPAM Act.

Push notifications and text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, or the TCPA, restricts telemarketing and the use of automatic SMS text messages without proper consent. The Federal Trade Commission, or the FTC, has guidelines that impose responsibilities on companies with respect to communications with consumers, such as text messages, and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Furthermore, a number of states and countries have enacted statutes that address telemarketing through SMS text messages. Restrictions on marketing through text messages are enforced in the United States by the FTC, the Federal Communications Commission, state agencies and through the availability of statutory damages and class action lawsuits for violations of the TCPA or similar laws. The scope and interpretation of the laws that are or may be applicable to our use of push notifications and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could be harmed, and we may be forced to implement new marketing methods, which may be costly or ineffective.

Without the ability to deliver emails, push notifications, and text messages to our users we may have limited means of maintaining contact and inducing them to use our platform. Due to the importance of email, push notifications, and text messages to our business, any disruptions or restrictions on the distribution or receipt of emails, push notifications, or text messages or increase in the associated costs could have a material adverse effect on our business and operating results.

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

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyber attacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to the Company’s operations and business, misappropriation of the Company’s confidential information and/or that of its users, or damage to the Company’s computers or systems and/or those of its users and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, and additional compliance costs.

Increased government regulation could adversely affect our business.

Due to the rapid growth and widespread use of the Internet, national and local governments are enacting and considering various laws and regulations. In February of 2015, for example, the United States Federal Communication Commission announced its “net neutrality” intention of regulating broadband Internet providers as common carriers under Title II of the Communications Act of 1934 and Section 706 of the Telecommunications act of 1996. We face uncertainty as to the impact of this decision and other government regulation on our business. New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of the Internet.  Furthermore, the application of existing domestic laws and regulations to Internet companies remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, for example any such requirements could increase our cost of operations or discourage use of our services.

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

If laws that tax usage and sales on the Internet are enacted, increased taxes could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of the Internet, it is possible that governments might attempt to tax our activities, including the sale of virtual currency.  New or revised tax regulations may subject us to additional sales, use, income, and other taxes.  We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over the Internet.  New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce Internet sales, and decrease the attractiveness of advertising over the Internet.  Any of these events could have an adverse effect on our business and results of operations.

If we fail to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted our own privacy policy and practices concerning the collection, use, and disclosure of user data.  Any actual or perceived failure by us to comply with our privacy policy or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups or others, which could potentially have an adverse effect on our business.  Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data.  If any of these events occur, our users’ information could be accessed or disclosed improperly.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results.  In addition, complying with public disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our technology infrastructure is critical to the performance of our website and applications and to user satisfaction.  Any damage to or failure of our systems or our inability to scale our systems could result in interruptions in our service.  We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services.  We also rely on third party providers for bandwidth and content delivery.  We do not control these vendors and it would take significant time and effort to replace them.  We have experienced, and may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints.  Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks, or other attempts to harm our systems.  If the site or a particular application is unavailable when users attempt to access it or navigation through an application is slower than they expect, users may stop using the site and become less likely to return as often, if at all.  We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience and site performance.  To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer.

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

Security breaches, computer malware and computer hacking, and phishing attacks have become more prevalent in the social media industry, have occurred on our systems in the past and may occur on our systems in the future. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.   We have experienced and expect to continue to experience hacking attacks.   Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.  If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, changed security, and system protection measures.

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights, and other intellectual property rights as critical to our success.  We strive to protect our intellectual property by relying on federal, state, and common law rights, as well as foreign rights and contractual restrictions.  We pursue the registration of domain names and trademarks in the United States and a number of foreign jurisdictions, a process that is expensive and time-consuming and may not be successful or inclusive enough.  Our efforts may not prevent misappropriation of our intellectual property or deter the independent development of similar technologies by others.  Failure to protect our intellectual property rights may harm our business and operating results and circumstances beyond our control could threaten our intellectual property rights.  Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.  We regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products.  As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk.  If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations.  Any of these events could have an adverse effect on our business and financial results.

If we become subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Companies in the Internet, social media technology, and other industries own large numbers of patents, copyrights, and trademarks and frequently request license agreements, threaten litigation, or file suit based on allegations of infringement or other violations of intellectual property rights.  From time to time, we face, and expect to face in the future, legal actions and other allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.  Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results.  If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners.  Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering certain products and services.

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

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

●	changes in the number of our daily and monthly active users;

●	changes in visits by our active members;

●	independent reports relating to the metrics of our website;

●	our failure to generate increases in revenue;

●	our failure to meet the challenges of monetizing our mobile users;

●	our failure to achieve or maintain profitability;

●	actual or anticipated variations in our quarterly results of operations;

●	announcements by us or our competitors of significant contracts, new services, or acquisitions;

●	commercial relationships, joint ventures, or capital commitments;

●	the loss of significant business relationships;

●	changes in market valuations of social media companies;

●	the loss of major advertisers;

●	future acquisitions;

●	the departure of key personnel;

●	short selling activities; or

●	regulatory developments.

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

Our Board of Directors, or Board, may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because most of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 9, 2015, we had 44,910,034 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 6,997,761 which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options are and will be freely tradable.  Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

As of December 31, 2014, we had approximately $2.8 million of principal indebtedness outstanding under our loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., dated April 29, 2013, or the Loan Agreement. We may not have sufficient capital or may be unable to arrange for additional capital to pay the amounts due under the Loan Agreement or any other borrowings.

Our obligations under the Loan Agreement are secured by a lien on all of our assets. In addition, certain of our deposit accounts are subject to account control agreements with the lenders under the Loan Agreement that gives them the right to assume control of the accounts upon an event of a default under the Loan Agreement. The Loan Agreement contains operating covenants including, among others, covenants restricting our ability to incur additional indebtedness, pay dividends or other distributions, effect a sale of any part of our business and merge with or acquire another company. The Loan Agreement also includes customary events of default including upon the occurrence of a payment default, a covenant default, a material adverse change (as defined therein) and insolvency. Upon the occurrence of an event of default, the interest on the Loan Agreement will be increased by 5% over the rate that would otherwise be applicable. In addition, the occurrence of an event of default could result in the acceleration of our obligations under the Loan Agreement as well as grant the lenders under the Loan Agreement the right to exercise remedies with respect to the collateral.

Our ability to use our net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes may be limited.

As of December 31, 2014, we had federal and state net operating loss carry forwards, or NOLSs, of approximately $135 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code. Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code.  An ownership change could be triggered by substantial changes in the ownership of our outstanding stock.  For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters is located in New Hope, Pennsylvania and consists of approximately 17,000 square feet of office space. The lease expires in March 2017. We also lease office space in New York City, New York, and Los Angeles, California. During 2014, the Company leased office space in Sao Paulo, Brazil. On December 31, 2014, the Sao Paulo, Brazil office was closed.  Our data center is leased and operated in Secaucus, New Jersey. Our technical operations are provided in leased offices located in New Hope, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On February 3, 2014, the San Francisco City Attorney filed a complaint against us in the Superior Court of the State of California, County of San Francisco, alleging that we engage in unfair business practices with respect to our use of information relating to minors, and particularly with respect to location information and the disclosure of such use. We believe the City Attorney’s allegations are without merit and intend to vigorously defend against them.

On March 18, 2014, RecruitME, LLC, or RecruitME, served a complaint on us that it had filed on December 27, 2013 in the United States District Court for the Eastern District of Texas accusing us of patent infringement.  On May 27, 2014, we filed an Answer with Counterclaims.  On June 30, 2014, we and RecruitME entered into a Settlement and License Agreement settling all matters relating to the litigation. Accordingly, on July 10, 2014, the Court entered an order dismissing the suit with prejudice.

On September 8, 2011, Stacey Caplan, our former employee, filed a complaint with the Equal Employment Opportunity Commission, or theEEOC, alleging sexual discrimination by us in the period following her voluntary resignation. We denied the allegations. On July 6, 2012, the EEOC found the complaint unfounded and closed its file. On January 28, 2013, Ms. Caplan sued us and our then Chief Financial Officer, Michael Matte, in the Florida Circuit Court for Palm Beach County for alleged unlawful discrimination on the basis of sex and tortious interference with contractual relations. On April 17, 2013, the Court dismissed the plaintiff’s tortious interference claims against us, and on April 19, 2013, the plaintiff withdrew her claims against Mr. Matte. On March 21, 2014, the parties entered into a settlement agreement to dismiss the suit with prejudice and Ms. Caplan agreed to pay us $5,000. Accordingly, on March 24, 2014, the suit was dismissed.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEET”. The last reported sales price of our common stock as reported by the NASDAQ Capital Market on March 9, 2015 was $1.99 per share.

The following table sets forth the quarterly high and low share price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2014:	HIGH	LOW
First quarter	$4.39	$1.72
Second quarter	$3.44	$1.71
Third quarter	$3.00	$1.83
Fourth quarter	$2.12	$1.48
YEAR ENDED DECEMBER 31, 2013:
First quarter	$3.80	$2.20
Second quarter	$2.48	$1.07
Third quarter	$2.27	$1.45
Fourth quarter	$2.48	$1.61

Shareholders

According to the records of our transfer agent, there were 627 holders of record of our common stock as of March 9, 2015. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.  Our current credit facility precludes us from paying dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in this report, particularly in Part I, Item 1A, “Risk Factors” of this report.

Company Overview

MeetMe is a location-based social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising and in-app purchases. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

2014 Highlights

●	Mobile revenue was a record $24.6 million for the fiscal year ended December 31, 2014, up 96% from $12.6 million in the corresponding period in 2013.

●

Adjusted EBITDA was $5.0 million for the year ended December 31, 2014. Net loss for 2014 was $3.96 million. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $17.0 million at December 31, 2014, an increase of $10.7 million from $6.3 million at December 31, 2013.

Factors Affecting Our Performance

We believe the following factors affect our performance:

●

Number of MAUs and DAUs:  We believe ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, and the volume of in-app purchases, as well as our expenses and capital expenditures.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertisements on average to mobile users compared to our website users, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the fourth quarter of 2014, over 84% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 73% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2015, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

●

Advertising Rates:  We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (CPM) could affect our revenue and financial results. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new virtual currency products and a premium subscription product, in part to reduce our dependency on advertising revenue.

●

User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates.  For example, ARPU in the United States and Canada is significantly higher than in Latin America.  We laid the foundation for future international growth by localizing the core MeetMe service into twelve languages in addition to English.  We plan to continue to invest in user growth across the world, including in geographies where current per user monetization rates are relatively lower than in the United States and Canada.

●

New User Sources:  The percentage of our new users that are acquired through inorganic, paid sources impacts our financial performance, specifically with regard to ARPU for web and mobile. Inorganically acquired users tend to have lower engagement rates, tend to generate fewer visits and ad impressions and to be less likely to make in-app purchases. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically acquired users, but the rate at which we monetize the average active user overall declines as a result.

●

Ad Inventory Management:  Our revenue trends are affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display. In general, more prominently displayed advertising units generate more revenue per impression. Our Social Theater campaign expenses are materially dependent on the percentage of Social Theater campaigns that run on MeetMe versus the percentage that run on other networks. We work to maximize the share of Social Theater campaigns that run on MeetMe and run campaigns on other networks only when necessary.

●

Increased Social Theater Competition:  A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on networks other than MeetMe.  A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, has made it more difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

●

Seasonality:  Advertising spending is traditionally seasonal with a peak in the fourth quarter of each year. While seasonality has historically affected our revenue from quarter to quarter, we believe our relationships with Beanstock (web advertising, expanding to include mobile advertising in 2015) and Pinsight (mobile advertising) have helped to minimize the impact of these traditional seasonal rate and revenue variations.

Growth trends in web and mobile MAUs and DAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new and improved features to lift social sharing and increase monetization.  The launch of additional languages to the platform facilitates international user growth.

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of advertisements we display and traditional seasonality.  Social Theater is a revenue product for the MeetMe platform and on third-party sites.  Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base, and advertiser spending budgets.

The following table sets forth a modified version of our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013 that is used in the following discussions of our results of operations:

	2014	2013	2013 to 2014 Change ($)	2013 to 2014 Change (%)

Revenues	$44,817,436	$40,378,007	$4,439,429	11%

Operating Costs and Expenses
Sales and marketing	7,277,719	7,799,077	(521,358)	(7)%
Product development and content	28,324,443	26,660,709	1,663,734	6%
General and administrative	8,017,970	7,875,395	142,575	2%
Depreciation and amortization	4,223,507	4,387,464	(163,957)	(4)%
Restructuring costs	120,202	2,540,896	(2,420,694)	(95)%
Loss on debt restructure	-	1,174,269	(1,174,269)	(100)%
Total Operating Costs and Expenses	47,963,841	50,437,810	(2,473,969)	(5)%
Loss from Operations	(3,146,405)	(10,059,803)	6,913,398	69%
Other Income (Expense):
Interest income	10,352	9,725	627	6%
Interest expense	(1,052,620)	(848,247)	(204,373)	(24)%
Change in warrant liability	226,508	-	226,508	100%
Total Other Expense	(815,760)	(838,522)	22,762	3%
Net loss	$(3,962,165)	$(10,898,325)	$6,936,160	64%

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenues

Our revenues were approximately $44.8 million for the year ended December 31, 2014, an increase of $4.4 million or 11% compared to $40.4 million for the same period in 2013.  The change in revenue is attributable to mobile advertising increasing $12.1 million, partially offset by a $8.9 million decline in total web revenue for the year ended December 31, 2014. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising impressions on mobile devices.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $521,000, or 7%, to $7.3 million for the year ended December 31, 2014 from $7.8 million in 2013.   Decreased sales and marketing expenses are primarily attributable to a decrease in advertising and marketing expense of $479,000.

Product Development and Content: Product development and content expenses increased approximately $1.7 million, or 6%, to $28.3 million for the year ended December 31, 2014 from $26.7 million in 2013. Employee related expenses increased $425,000, primarily due to increased employee benefit costs. Stock-based compensation expenses increased $277,000. Third party content costs for cross-platform Social Theater campaigns increased $1.0 million due to an increase in cross-platform Social Theater revenue.

General and Administrative: General and administrative expenses increased $143,000, or 2%, to $8 million for the year ended December 31, 2014 from $7.9 million for the same period in 2013. Bad debt expenses increased approximately $450,000 due to two customer write-offs and an adjustment to the Allowance for Bad Debt. Employee compensation expenses decreased by approximately $300,000 due to lower employee headcount in 2014.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $52,000 to $3.81 million for the year ended December 31, 2014 from $3.76 million for the year ended December 31, 2013. Stock-based compensation expense represented 8% and 7% of operating expenses for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $1.7 million and $2.2 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	For the years ended December 31,		2014 to 2013
	2014	2013	Changes ($)
Sales and marketing	$440,284	$392,020	$48,264
Product development and content	2,033,009	1,755,712	277,297
General and administrative	1,336,916	1,610,311	(273,395)
Total stock-based compensation for vesting of options and RSA's	$3,810,209	$3,758,043	$52,166

 Stock-based compensation for continuing operations is composed of the following:

	2014	2013
Vesting of stock options	$2,663,169	$3,249,302
Vesting of restricted stock awards	1,147,040	508,741
Total stock-based compensation for continuing operations	$3,810,209	$3,758,043

The amortization of prepaid expenses includes compensation for professional services in which the related stock options vested prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $164,000 to $4.2 million for the year ended December 31, 2014 from $4.4 million in the year ended December 31, 2013.  The decrease in expense is primarily driven by fewer equipment purchases in the current year as compared to the prior year.

Restructuring Costs

For the years ended December 31, 2014 and 2013, restructuring costs were approximately $120,000 and $2.5 million, respectively, including the accrual of the exit cost of non-cancellable leases, employee exit and relocation costs, excluding the impact of stock-based compensation expense reversals associated with employee terminations resulting from the restructure. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and former Chief Financial Officer during 2013.

Liquidity and Capital Resources

	For the years ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$4,596,237	$(725,257)
Net cash used in investing activities	(1,112,487)	(37,495)
Net cash provided by (used in) financing activities	7,296,985	2,098,146
	$10,780,735	$1,335,394

Net cash provided by operations was approximately $4.6 million for the year ended December 31, 2014 compared to cash used in operations of $725,000 for the same period in 2013. For the year ended December 31, 2014, net cash provided by continuing operations consisted primarily of a net loss from operations of approximately $4.0 million offset by non-cash expenses of approximately $4.2 million from depreciation and amortization expense, $3.8 million related to stock-based compensation, and $522,000 in amortization of discounts on notes payable and debt issuance costs.

Net cash used in investing activities for the year ended December 31, 2014 of approximately $1.1 million compared to cash used in investing of $37,000 for the same period in 2013. For the year ended December 31, 2014, net cash used in investing activities consisted primarily of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2013 of approximately $37,000 was due to capital expenditures of $149,000 for computer equipment to increase capacity and improve performance offset by $112,000 of loan receivable payments received from BRC Group, LLC.

Net cash provided by financing activities in the year ended December 31, 2014 of $7.3 million was due to common stock offering proceeds of $10.6 million, offset by approximately $2.3 million of debt payments and $1.0 million of capital lease payments. Net cash provided by financing activities in the year ended December 31, 2013 of approximately $2.1 million was due to $5.0 million drawn on the growth capital loan, offset by $2.2 million of debt payments, and $784,000 of capital lease payments offset by $123,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the year ended December 31, 2013 excludes the $6.0 million subordinated note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions.

	December 31,	December 31,
	2014	2013
Cash and cash equivalents	$17,041,050	$6,330,532
Total assets	$103,213,759	$95,576,240
Percentage of total assets	17%	7%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of December 31, 2014 and 2013, the Company had positive working capital of approximately $17.5 million and $6.9 million, respectively. The increase in the Company’s working capital is primarily attributable to cash proceeds provided from the common stock offering in 2014.

On April 29, 2013, the Company (i) entered into the Loan Agreement and (ii) issued two warrant agreements, or Warrants, for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of March 2, 2015, the Company owed approximately $2.3 million on its loan payable of which $1.6 million is due through December 2015, and the remainder of $0.7 million is due through April 2016.

During the year ended December 31, 2014, the Company entered into capital leases with an approximate aggregate original principal amount of $805,000. Together with capital leases that were previously entered into by the Company, as of December 31, 2014, the Company had a $1.5 million in principal amount of capital lease indebtedness, of which approximately $873,000 is due through December 31, 2015.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

The Company has budgeted capital expenditures of $3.0 million for 2015, funded primarily through capital leases, to support growth of domestic and international business through increased capacity, performance improvement, and expanded content.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  We earn revenue from the display of advertisements on our website and mobile apps, primarily based on a cost per thousand model. We recognize revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations.” Revenue from advertising on our website and mobile apps is generally recognized on a net basis, since the majority of our advertising revenues come from advertising agencies. The guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, we believe that whether we acted as a primary obligor in our agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the years ended December 31, 2014 and 2013, we had transactions with several partners that qualify for principal agent considerations. We recognize revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. We weigh the merits of two key factors: (1) we performed a service for a fee, similar to an agent or a broker and (2) we were involved in the determination of product or service specifications. We focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form of the agreements. The form of the agreements was that we provided services in exchange for a fee. In addition, we have no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. We determined only the fee for providing the services to advertising agencies.

When we work directly with an advertiser, revenue from these arrangements is recognized on a gross basis. We are the primary obligor in arrangements made with direct advertisers, as there is no third party facilitating or managing the sales process. We are solely responsible for determining price, product or service specifications, and which advertisers to use. We assume all credit risk in the sales arrangements made with direct advertisers.

Refer to Note 1 to the Consolidated Financial Statements for consideration of the agreement in which Beanstock has the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit on a non-collateralized basis to both domestic and international customers. We extend credit to customers in the normal course of business and maintain an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We prepare an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

Based on this evaluation, we maintain an allowance for potential credit losses and for potential discounts based on historical experience and other information available to management.  Discounts historically represent less than 1% of the related revenues.  The fees associated with display advertising are often based on “impressions,” which are created when the ad is loaded.  The amount of impressions often differs between non-standardized tracking systems, resulting in discounts on some payments. Difference between ad serving platforms with respect to impressions is primarily due to lag time between serving of advertising and other technical differences.

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000
Year Ended December 31, 2013	$547,000	$-	$52,000	$495,000

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments are not required to be adjusted to fair value on a recurring basis and consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue. The carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

We record deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event we determine that we would not be able to realize our deferred income tax assets in the future in excess of our net recorded amount, we would make an adjustment to the valuation allowance, which would increase the provision for income taxes.

Our income tax returns are periodically audited by U.S. federal, state, and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We perform our annual impairment test in conjunction with preparing our fourth quarter financial results immediately following the end of the calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We have determined that there is only one reporting unit, MeetMe, Inc.

The impairment model permits, and we utilize, a two-step method for determining goodwill impairment. In the first step, we evaluate the recoverability of goodwill by estimating the fair value of our reporting unit using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of our reporting unit. If the fair value of a reporting unit is less than its carrying value, we perform a second step for that reporting unit to determine the amount of impairment loss, if any. The second step requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value.

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. We issued warrants on our own common stock in conjunction with the term loan discussed in Note 6 of our consolidated financial statements. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and development and maintenance costs, are charged to expense as incurred.

Stock-Based Compensation

The fair value of share-based payments are estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

●

Product Development and Content Expenses: Our product development and content expenses including costs incurred in the classification and organization of listings within our websites, including salaries, benefits, and non-cash share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and development and maintenance costs, are charged to expense as incurred.

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

●

Restructuring Costs: Restructuring costs include costs incurred related to our business acquisitions and costs incurred in conjunction with the restructuring of our business processes. Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by the Company during the acquisition process. Restructuring costs include employee termination and relocation costs recorded as incurred, and exit costs for the office closures.

●

Other Income (Expense): Other income (expense) consists primarily of interest earned and interest expense. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Loan and Notes Payable discussed in Note 10 of our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP.   Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures.  They may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future results.  Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting, and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management uses and relies on the following non-GAAP financial measure:

We define Adjusted EBITDA as earnings (or loss) from continuing operations before interest expense, income taxes, depreciation and amortization, stock-based compensation, warrant obligations, nonrecurring acquisition, restructuring or other expenses, and goodwill impairment charges, if any.  We exclude stock-based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

	For the years ended December 31,
ADJUSTED EBITDA	2014	2013

Net Loss Allocable to Common Shareholders	$(3,962,165)	$(10,898,325)

Interest expense	1,052,620	848,247
Depreciation and amortization	4,223,507	4,387,464
Stock-based compensation expense	3,810,209	3,758,043
Change in warrant liability	(226,508)	-
Restructuring costs	120,202	2,540,896
Loss on debt restructure	-	1,174,269
Adjusted EBITDA	$5,017,865	$1,810,594

 New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our financial position, results of operations, comprehensive income, cash flows, and/or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of adopting this new standard on our financial statement disclosures.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding:

●	Liquidity;
●	Capital Expenditures;
●	Opportunities for our business;
●	Growth of our business; and
●	Anticipations and expectations regarding mobile usage and monetization.

 All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors set forth in Item 1A and our other filings with the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the financial statements set forth in Item 15 under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e).  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, McGladrey, LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 was effective using these criteria.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.  OTHER INFORMATION.

On March 12, 2015, the Company and John Abbott entered into an amendment (the “Amendment”) to their Employment Agreement dated as of October 25 2007. The Amendment extends the exercise period of Mr. Abbott’s options for a period of two years following the date upon which he ceases to be Chairman of the Board of Directors of the Company; provided, however, that Mr. Abbott may not exercise any option after its expiration date, even if said expiration date occurs prior to the termination of the aforementioned two year period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2014 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Company's corporate website at www.meetmecorp.com/investors/governance/.  The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2015 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2015 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2015 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2015 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements - see Part II

(2)	Financial Statement Schedules

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the consolidated financial statements or the notes thereto.

(3)	Item 601 Exhibits - see list of Exhibits below

(b) Exhibits

 The following is a list of exhibits filed as part of this annual report on Form 10-K.

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**				Filed
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Advertising Agreement with Beanstock Media, Inc.				Filed

10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.34	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.35	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.36	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.37	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.38	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.39	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.40	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.41#	Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.6
10.42#	Supplement to the Loan and Security Agreement dated April 29, 2013	10-Q	5/10/13	10.7
10.43	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.44	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.45	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.46	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries				Filed
23.1	Consent of McGladrey LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

MEETME, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 13, 2015
Geoffrey Cook	(Principal Executive Officer)

/s/David Clark	Executive Vice President of Finance	March 13, 2015
David Clark	(Principal Financial and Accounting Officer)

/s/John Abbott	Director, Chairman of the Board of Directors	March 13, 2015
John Abbott

/s/ Jean Clifton	Director	March 13, 2015
Jean Clifton

/s/Ernesto Cruz	Director	March 13, 2015
Ernesto Cruz

/s/Spencer Rhodes	Director	March 13, 2015
Spencer Rhodes

/s/Jason Whitt	Director	March 13, 2015
Jason Whitt

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No.3**				Filed
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Advertising Agreement with Beanstock Media, Inc.				Filed
10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30

10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41#	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42#	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.44	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.45	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.46	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries				Filed
23.1	Consent of McGladrey LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MeetMe, Inc.

We have audited the accompanying consolidated balance sheets of MeetMe, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeetMe, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MeetMe, Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of MeetMe, Inc.’s internal control over financial reporting.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited MeetMe, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MeetMe, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MeetMe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of MeetMe, Inc. and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 13, 2015

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,041,050	$6,330,532
Accounts receivable, net of allowance of $586,000 and $495,000 at December 31, 2014 and 2013, respectively	9,045,269	10,136,929
Prepaid expenses and other current assets	790,031	597,133
Total current assets	26,876,350	17,064,594

Goodwill	70,646,036	70,646,036
Property and equipment, net	2,458,897	2,871,800
Intangible assets, net	2,894,330	4,787,941
Other assets	338,146	205,869
TOTAL ASSETS	$103,213,759	$95,576,240

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,985,259	$3,331,484
Accrued liabilities	3,249,404	3,262,327
Current portion of capital lease obligations	872,761	928,181
Current portion of long-term debt	2,068,326	2,333,966
Deferred revenue	218,484	275,761
Total current liabilities	9,394,234	10,131,719

Long-term capital lease obligation, less current portion, net	587,416	713,699
Long-term debt, less current portion, net	556,612	2,102,842
Other liabilities	418,530	819,930
TOTAL LIABILITIES	$10,956,792	$13,768,190

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferrred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at December 31, 2014 and 2013	$1,000	$1,000
Common stock, $.001 par value; authorized - 100,000,000 Shares; 44,910,034 and 38,477,359 shares issued and outstanding at December 31, 2014 and 2013, respectively	44,914	38,481
Additional paid-in capital	297,001,168	282,496,996
Accumulated deficit	(204,072,240)	(200,110,075)
Accumulated other comprehensive loss	(717,875)	(618,352)
Total stockholders' equity	92,256,967	81,808,050

Total liabilities and stockholders' equity	$103,213,759	$95,576,240

See notes to consolidated financial statements

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

Revenues	$44,817,436	$40,378,007

Operating Costs and Expenses:
Sales and marketing	7,277,719	7,799,077
Product development and content	28,324,443	26,660,709
General and administrative	8,017,970	7,875,395
Depreciation and amortization	4,223,507	4,387,464
Restructuring costs	120,202	2,540,896
Loss on debt restructure	-	1,174,269
Total Operating Costs and Expenses	47,963,841	50,437,810

Loss from Operations	(3,146,405)	(10,059,803)

Other Income (Expense):
Interest income	10,352	9,725
Interest expense	(1,052,620)	(848,247)
Revaluation of warrant liability	226,508	-
Total Other Expense	(815,760)	(838,522)

Loss before Income Taxes	(3,962,165)	(10,898,325)
Income taxes	-	-
Net Loss	$(3,962,165)	$(10,898,325)
Other comprehensive loss:
Foreign currency translation adjustment	(99,523)	(52,407)
Comprehensive loss	$(4,061,688)	$(10,950,732)

Basic and diluted net los per common stockholders:
Basic and diluted net loss per common stockholders	$(0.10)	$(0.29)
Weighted average shares outstanding, basic and diluted	41,328,699	38,048,446

See notes to consolidated financial statements

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation	-	-	-	-	3,758,043	-	-	3,758,043
Issuance of common stock for MeetMoi	-	-	306,122	306	599,694	-	-	600,000
Exercise of stock options	-	-	122,685	123	122,563	-	-	122,686
Issuance of warrants	-	-	1,002,147	1,002	2,754,902	-	-	2,755,904
Foreign currency translation adjustment	-	-	-	-	-	-	(52,407)	(52,407)
Net loss	-	-	-	-	-	(10,898,325)	-	(10,898,325)
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050
Vesting of stock options for compensation	-	-	-	-	3,718,314	-	-	3,718,314
Exercise of warrants	-	-	89,230	89	174,802	-	-	174,891
Issuance of common stock	-	-	5,750,000	5,750	10,599,152	-	-	10,604,902
Issuance of common stock for vested RSAs	-	-	556,475	557	(557)	-	-	-
Exercise of stock options	-	-	38,834	39	12,459	-	-	12,498
Cancellation of common stock	-	-	(1,864)	(2)	2	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(99,523)	(99,523)
Net loss	-	-	-	-	-	(3,962,165)	-	(3,962,165)
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(3,962,165)	$(10,898,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,223,507	4,387,464
Loss on debt restructure	-	1,066,765
Vesting of stock options for compensation	3,718,313	3,758,043
Bad debt expense (recovery)	91,000	(52,000)
Revaluation of warrant liability	(226,508)	-
Amortization of discounts on notes payable and debt issuance costs	522,096	160,069
Changes in operating assets and liabilities:
Accounts receivable - trade	985,423	(385,078)
Prepaids expenses, other current assets and other assets	(326,114)	737,476
Accounts payable and accrued expenses	(372,038)	617,180
Deferred revenue	(57,277)	(116,851)
Net cash provided by (used in) continuing operating activities	4,596,237	(725,257)
Cash flows from investing activities:
Loan payments from BRC	-	111,569
Purchase of property and equipment	(1,112,487)	(149,064)
Net cash used in investing activities	(1,112,487)	(37,495)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	12,498	122,685
Net proceeds from the issuance of common stock	10,604,902	-
Net proceeds from the issuance of note payables	-	5,000,000
Payments of capital leases	(986,449)	(784,190)
Payments on long-term debt	(2,333,966)	(2,240,349)
Net cash provided by financing activities	7,296,985	2,098,146
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	10,780,735	1,335,394
Effect of foreign currency exchange rate on cash	(70,217)	(26,869)
Net increase in cash and cash equivalents	10,710,518	1,308,525
Cash and cash equivalents at beginning of period	6,330,532	5,022,007
Cash and cash equivalents at end of period	$17,041,050	$6,330,532
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$530,062	$618,755
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$805,074	$519,208
Subordinated note payable and accounts receivable offset	$-	$6,025,898
Warrant exercises and subordinated note payable cancellation	$-	$2,756,210
Warrant exercise settlement	$174,891	$-
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$-	$600,000

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company”) is a location-based social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitate interactions among users and encourages users to connect with each other. The Company monetizes through advertising, in-app purchases, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, the allowance on accounts receivables, the fair value of financial instruments, the valuation of long-lived and indefinite-lived assets, and valuation of deferred tax assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its website and mobile apps, primarily based on a cost per thousand model. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations.” Revenue from internet advertising on the Company’s website and mobile apps are generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether they acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the years ended December 31, 2014 and 2013, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company weighs the merits of two key factors: (1) the Company performed a service for a fee, similar to an agent or a broker and (2) the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing the services to advertising agencies.

In instances in which the Company works directly with an advertiser, revenue from these arrangements is recognized on a gross basis. The Company is the primary obligor in arrangements made with direct advertisers, as there is no third party facilitating or managing the sales process. The Company is solely responsible for determining price, product or service specifications, and which advertisers to use. The Company assumes all credit risk in the sales arrangements made with direct advertisers.

During the years ended December 31, 2014 and 2013, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from online advertising is generally recognized as advertisements are requested. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 78% and 69% of the Company’s revenue came from advertising during the years ended December 31, 2014 and 2013, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our website and mobile application users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products which put users in the spotlight, helping to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’ platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the years ended December 31, 2014 and 2013 was $910,000 and $625,000, respectively. For “VIP” and other subscriptions based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’ platforms, including cost-per-action (CPA) currency incented promotions and sales on its proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the Credits to the users’ account. When a user performs an action, the user earns Credits and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

On September 25, 2013, we entered into a Media Publisher Agreement with Beanstock (the “Web Agreement”). The Web Agreement is effective from September 23, 2013 through December 31, 2015 (the “Term”), unless earlier terminated.

Pursuant to the Web Agreement, Beanstock has the exclusive right and obligation to fill all of our remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that is campaign or advertiser specific, (ii) any inventory we reserve in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. We may also continue to place inventory outside of the Web Agreement in direct sales.

Beanstock will pay for all advertising requests that we deliver, whether or not Beanstock fills the advertising request. For the United States, Beanstock will pay us specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock will pay us 90% of its net ad revenue for the Site.

We may terminate the Web Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party may terminate the Web Agreement if the other party is in material breach of its obligations and does not cure such breach, or if the other party files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business.

For the years ended December 31, 2014 and 2013, the Company recognized approximately $9,800,000 and $3,800,000 under the terms of the Web Agreement, respectively.

On December 23, 2014, we entered into an Advertising Agreement with Beanstock (the “Mobile Agreement”). The term of the Mobile Agreement runs through December 31, 2015, unless earlier terminated.

Pursuant to the Mobile Agreement, Beanstock has the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices (collectively, the “App”). The Mobile Agreement does not apply to interstitially placed advertisements, advertisements on versions of the App specific to the iPad and other Apple tablet devices, other mobile apps or in-app products or features on the App, including, without limitation, offer wall features and the Company’s Social Theater business.

The Mobile Agreement contemplates that the Company will begin placing ad calls (not including prior test calls) with Beanstock starting on March 1, 2015 (the “Effective Date”).

The Company may, on a basis substantially consistent with its advertising display logic (as set forth in the Mobile Agreement) (“Ad Logic”), (i) add additional sections or features to the App and provision them with ads, and (ii) change the locations and sizes of particular ad placements within the App; in any such case, all resulting ad placements will be subject to the Mobile Agreement. In addition, if the Company wishes to increase the number, type, frequency or scope of placements in the Ad Logic, it must first notify Beanstock and upon Beanstock’s written consent, such additional inventory will be added to the Ad Logic. If Beanstock withholds or denies said consent, then the additional inventory will remain outside of the scope of the Mobile Agreement and the Company may fill it otherwise.

Beanstock must pay for all ad requests that the Company delivers whether or not Beanstock fills them. Beanstock will pay specified CPM rates depending on the type of ad; provided, however, that if more than a stated percentage of impressions originates outside of the United States and Canada, then Beanstock will pay the Company a percentage of Beanstock’s gross revenue relating to such international ad impressions in excess of that percentage.

Beanstock will remit payments due to the Company within thirty days following the last day of each calendar month for that month regardless of advertiser campaign duration; provided, however, that if the balance owing under the Mobile Agreement exceeds a stated amount, then the Company may request Beanstock to accelerate payments so that the balance does not at any point exceed that amount, and Beanstock must do so within ten days and for so long as necessary to keep said balance under that amount. Beanstock assumes all risk in regards to collection of all applicable advertiser fees with respect to all of the advertising inventory and may not delay payment to the Company as a result of non-collection or delay of payment of fees by advertisers. Beanstock may not withhold or offset amounts owing the Mobile Agreement for any reason.

The Company will determine the number of ad calls that it places under the Mobile Agreement. If Beanstock determines that number to be less than 90% of the Company’s number for any particular month and the parties cannot resolve the discrepancy, then the ad call number for that month will be 90% of the number that the Company originally determined.

Beanstock will comply with the Company’s advertising editorial guidelines as in effect from time to time.

The Company may terminate the Mobile Agreement upon written notice (i) from the date thereof to the sixtieth day after the Effective Date, or (ii) if, in the Company’s sole discretion, the placement or running of ads on the App causes a diminution in user experience, including without limitation with respect to the crash rate.

In addition, the Mobile Agreement may be terminated upon written notice by (A) either party if the other party (i) is in material breach of its obligations and that party fails to cure said breach within ten days after receipt of written notice thereof from the non-breaching party, or (ii) files a petition for bankruptcy, becomes insolvent, makes an assignment for the benefit of its creditors, or a receiver is appointed for such other party or its business, or (B) the Company if Beanstock fails to pay any amount hereunder when due (any of the events in this sentence, “Cause”). If the Company terminates the Agreement for Cause or Beanstock terminates it wrongfully, then Beanstock must pay the Company a stated amount as liquidated damages.

Pinsight Media

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (as subsequently amended, the “Pinsight Agreement”). The Pinsight Agreement was effective from October 31, 2013 through December 31, 2014, with a post-termination transition period that ended on March 31, 2015.

Pursuant to the Pinsight Agreement, Pinsight had the right and obligation to fill all of the Company’s advertising inventory on the App. The Pinsight Agreement did not apply to other mobile apps or virtual currency features on the App, including without limitation offer wall features and the Company’s Social Theater business.

Pinsight was obligated to pay for all ad requests that the Company delivered, whether or not Pinsight fills them. Pinsight paid specified CPM rates depending on the type of ad. The stated CPM rates for certain ads were subject to renegotiation under certain conditions; in such case, if the parties did not agree on a modified rate, then such ads would be excluded from the Agreement.

Pinsight assumed all risk in regards to collection of all applicable advertiser fees with respect to all advertising inventory and was not permitted to delay payment to the Company as a result of non-collection or delay of payment by the advertisers.

Pinsight was obligated to comply with the Company’s advertising editorial guidelines as in effect from time to time.

For the years ended December 31, 2014 and 2013, the Company recognized approximately $19,824,000 and $695,000 in revenue under the terms of the Pinsight Agreement, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit on a non-collateralized basis to both United States and international customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000
Year Ended December 31, 2013	$547,000	$-	$52,000	$495,000

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable the net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company performs its annual impairment test in conjunction with preparing its fourth quarter financial results immediately following the end of the calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company has determined that there is only one reporting unit, MeetMe, Inc.

The impairment model permits, and the Company utilizes, a two-step method for determining goodwill impairment. In the first step, the Company evaluates the recoverability of goodwill by estimating the fair value of the Company’s reporting unit using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of the Company’s reporting unit. If the fair value of a reporting unit is less than its carrying value, the Company performs a second step for that reporting unit to determine the amount of impairment loss, if any. The second step requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of goodwill over its implied fair value.

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships and mobile applications recorded at fair value.  Amortization is recorded using the straight-line method over the estimated useful lives of the assets except for advertising customer relationships are amortized using the straight-line method over the average contract term.

Years
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

Years
Software	2 to 3
Servers and computer equipment	3 to 5
Office furniture and equipment	5 to 10

Leasehold improvements are amortized using the straight-line method over the term of the individual lease.

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of the Company. For the years ended December 31, 2014 and 2013, the Company determined that no impairment charge was necessary.

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

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31,	December 31,
	2014	2013
Stock options	9,618,102	9,138,131
Unvested restricted stock awards	1,418,227	1,361,750
Warrants	2,812,414	3,111,690
Convertible preferred stock	1,479,949	1,479,949
Totals	15,328,692	15,091,520

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

The Company performs ongoing credit evaluations of their customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the year ended December 31, 2014, two customers, both advertiser aggregators, comprised of approximately 66% of total revenue and accounts receivable. During the year ended December 31, 2013, one customer, an advertising aggregator, comprised approximately 22% of total revenue and three customers comprised 37% of total accounts receivable.

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

The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event that the Company determines that it will not be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company will make an adjustment to the valuation allowance, which will increase the provision for income taxes.

The Company’s income tax returns are periodically audited by U.S. federal, state and local, and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The Company issued warrants on its own common stock in conjunction with the term loan discussed in Note 6. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

Product Development and Content Costs

Product development and content costs, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, and stock-based compensation, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and development and maintenance costs, are charged to expense as incurred.

Stock-Based Compensation

The fair value of share-based payments are estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its financial statement disclosures.

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

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds and warrants to purchase common stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2014
Assets
Money market	$10,014,243	$-	$-	$10,014,243
Total assets	$10,014,243	$-	$-	$10,014,243
Liabilities
Warrants to purchase common stock	$-	$-	$418,530	$418,530
Total Liabilities	$-	$-	$418,530	$418,530
December 31,2013
Assets
Money market	$3,206,079	$-	$-	$3,206,079
Total assets	$3,206,079	$-	$-	$3,206,079
Liabilities
Warrants to purchase common stock	$-	$-	$819,930	$819,930
Total liabilities	$-	$-	$819,930	$819,930

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability

Balance as of December 31, 2013	$819,930
Settlements	(174,892)
Changes in estimated fair value	(226,508)
Balance as of December 31, 2014	$418,530

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2014 and 2013.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.17% at December 31, 2014 and weighted average volatility of 85.63%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the years ended December 31, 2014 and 2013.

 Note 3—Goodwill

The Company assesses goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. Management believes the Company has one reporting unit.

As of December 31, 2014, the Company completed its annual impairment test. The Company’s management considered both a market approach using comparable company method and income approach using a discounted cash flow method which it believes to be an appropriate valuation methodology.

The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as sales revenues as well as an estimated control premium. The Company’s discounted cash flow model is highly reliant on various assumptions, including estimates of future cash flows, growth rates, discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving its estimated cash flow forecast. These assumptions are based on significant inputs not easily observable in the market and thus represent Level 3 measurements within the fair value hierarchy. A discount rate of 15% was used, as well as assumptions of growth in revenues of 9.4% and 12.9% over the next 2 years before a terminal value was estimated. The discount rate was determined using the weighted average cost of capital for a typical market participant. The Company notes that the conclusion would have decreased by less than 2%. The Company also notes that the conclusion of value was not overly sensitive to changes in the growth rates used in our analysis. Had the growth rates for the next 2 years been 1% lower, the aggregate valuation conclusion would have decreased by less than 2%. The Company believes the discount rate and other inputs an assumptions are reasonable and consistent with those that a market participant would use.

At December 31, 2014, the Company concluded that the fair value of the Company’s reporting unit exceeded its carrying value of the reporting unit’s carrying amount. The most recent analysis concluded that the excess of fair value over carrying amount as of December 31, 2014 was $29.5 million, which was more than 37% of the reporting unit’s carrying amount.

Changes in the carrying amount of goodwill consisted of the following at December 31:

	2014	2013
Balance at January 1	$70,646,036	$70,646,036
Goodwill acquired during the period	-	-
Impairment charges during the period	-	-
Balance at December 31	$70,646,036	$70,646,036

Note 4—Intangible Assets

Intangible assets consist of the following:

	December 31, 2014	December 31, 2013

Trademarks and domains names	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	9,014,994	9,014,994
Less accumulated amortization	(6,120,664)	(4,227,053)
Intangible assets - net	$2,894,330	$4,787,941

Amortization expense was approximately $1.9 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31,
2015	$1,569,999
2016	1,324,331
Total	$2,894,330

Note 5—Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013

Servers, computer equipment and software	$8,221,009	$7,308,536
Office furniture and equipment	62,447	152,064
Leasehold Improvements	378,389	373,399
	8,661,845	7,833,999
Less accumulated depreciation/amortization	(6,202,948)	(4,962,199)
Property and equipment—net	$2,458,897	$2,871,800

The above amounts as of December 31, 2014 and 2013 include certain leases accounted for as capital leases. The total cost and accumulated depreciation of property and equipment recorded under capital leases at December 31, 2014 and 2013 was approximately $805,000 and $519,000, respectively (See Note 7).

Property and equipment depreciation and amortization expense was approximately $2.3 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively.

Note 6— Long-Term Debt

The components of the Company’s total indebtedness were as follows:

	December 31,	December 31,
	2014	2013
Senior Loans Payable:
Term Loan	$2,809,806	$4,663,018
LSA2 Loan	-	480,753
Less: unamortized discount	(184,868)	(706,963)
Total long-term debt, net	2,624,938	4,436,808
Less current portion	(2,068,326)	(2,333,966)
Total long-term debt, less current portion, net	$556,612	$2,102,842

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending and Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the initial value of the warrants (See Note 9). The initial value of warrants have been capitalized within the other assets section of the consolidated balance sheets and are being amortized under the interest method over the term of the loan. Amortization expense was $295,588 and $190,225 for the year ended December 31, 2014 and 2013, respectively. The lenders have a priority first security lien on substantially all assets of the Company.

Growth and Equipment Term Loans

On November 10, 2011, in conjunction with the acquisition of Insider Guides, the Company assumed loans payable consisting of a growth capital term loan and three equipment term loans. The loans are collateralized by substantially all the assets of the Company. Under the Loan and Security Agreement Number 2 growth term and equipment term loans, dated December 13, 2010, principal and interest are payable monthly at a fixed interest rate of 12.50% per annum, and the loans were due and were paid in September 2014.

Subordinated Notes Payable

MATT Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with Mexicans & Americans Trading Together, Inc. (“MATT Inc.”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in the Company and the Company issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of our common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share (see Note 10); and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide us with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the consolidated balance sheets and are being amortized to interest expense over the life of the note.  Amortization expense was $455 for the year ended December 31, 2013.

On March 5, 2013, the Company, Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) and MATT Inc. entered into an agreement to offset the MATT Note with approximately $6.0 million of accounts receivable that MATT Inc. and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the MATT Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT Inc. exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the MATT Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT Inc. has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  The Company recorded a net loss on debt restructure (see consolidated statement of operations and comprehensive loss) of approximately $712,000 in connection with the debt offset and warrant, attributable to the write-off of unamortized discounts and debt issue costs at the date of the agreement.

RSI Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of our common stock was reduced from $4.00 per share to $2.75 per share, (See Note 11); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of our common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the other assets section of the consolidated balance sheet and were amortized to interest expense over the life of the RSI Note. Amortization expense was $315 for the year ended December 31, 2013.

On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the RSI Note.  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect and the RSI Note has been deemed fully satisfied. During 2013, the Company recorded a loss on debt restructure (see consolidated statement of operations and comprehensive loss) of approximately $463,000 in connection with the warrant exercise and debt cancellation, attributable to the write-off of unamortized discounts and debt issue costs, and accelerated interest at the date of the agreement.

Maturities

Maturities on long-term debt, before discount, of each of the next five years as of December 31, 2014 are as follows:

Years ending December 31:
2015	2,068,326
2016	741,480
Total	$2,809,806

Note 7—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2017. The Company leases their operating facilities in the U.S. under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option. During 2014, the Company leased its operating facility in Sao Paulo, Brazil. The facility was closed on December 31, 2014.

Capital Leases

During the first quarter of 2012, the Company executed two non-cancelable master lease agreements one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through August 2017. During 2014, the Company entered into $805,000 of various new capital leases.

A summary of minimum future rental payments required under capital and operating leases as of December 31, 2014 are as follows:

	Capital Leases (1)	Operating Leases
2015	$926,995	$1,189,178
2016	385,503	589,842
2017	225,879	240,281
2018	-	42,240
2019	-	-
Thereafter	-	-
Total minimum lease payments	$1,538,377	$2,061,541
Less: Amount representing interest	78,200
Total present value of minimum payments	1,460,177
Less: Current portion of such obligations	872,761
Long-term capital lease obligations	$587,416

Rent expense for under the operating leases was approximately $2.2 million for the years ended December 31, 2014 and 2013, respectively.

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

Restructuring Costs

During the second quarter of 2013, the Company announced a cost reduction initiative, including a workforce reduction of 15%. In addition, the Company implemented the workforce reduction and initiated further cost reductions by closing certain satellite offices and consolidating real estate facilities. The Company recorded restructuring costs of $2.5 million within operating expense related to the exit costs of non-cancellable leases and workforce reduction costs excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. Accrued restructuring expenses were approximately $7,000 and $123,000 at December 31, 2014 and 2013, respectively. The Company paid approximately $120,000 of restructuring expenses associated with exit costs of the Chief Technology Officer in 2014, and $1.8 million of the restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

 Note 8—Stockholder’s Equity

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to MATT Inc. for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on a converted basis. The holders of the Series A-1 do not have any change in control or liquidation preferences.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

On July 23, 2014, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with JMP Securities LLC, acting as Representative of the several Underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten public offering and sale (the “Offering”) of 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All of the Shares were sold by the Company. The price to the public was $2.00 per share, and the Underwriters purchased the Shares from the Company pursuant to the Underwriting Agreement at a price of $1.88 per share. The offering closed on July 28, 2014. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 750,000 shares of the Common Stock on the same terms to cover overallotments, if any. This option was exercised and closed on August 1, 2014. The net proceeds from the sale of the Shares, after deducting the Underwriters’ discount and other offering expenses, were approximately $10.6 million.

The Offering is being conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Company issued 38,834 shares of common stock in connection with the exercises of stock options during the year ended December 31, 2014. During 2014, the Company also issued 89,230 common shares in connection with the exercise of warrants (see Note 9) and 556,475 shares of restricted common stock to officers and employees of the Company.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2014, 2013 and 2012, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statement of operations and comprehensive loss as follows:

	For the years ended December 31,
	2014	2013
Sales and marketing	$440,284	$392,020
Product development and content	2,033,009	1,755,712
General and administrative	1,336,916	1,610,311
Total stock-based compensation for vesting of options and RSA's	$3,810,209	$3,758,043

As of December 31, 2014, there was approximately $3.9 million of total unrecognized compensation cost relating to stock options and restricted stock awards, which is expected to be recognized over a period of approximately two years. As of December 31, 2014, the Company had approximately $2.2 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3 years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of December 31, 2014, there were approximately 5.7 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the year ended December 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,280,042	$1.99
Granted	850,500	$2.67
Exercised	(26,334)	$1.53
Forfeited or expired	(152,251)	$2.58
Outstanding at December 31, 2014	1,951,957	$2.25	8.9	$2,915
Exercisable at December 31, 2014	862,294	$1.99	8.5	$2,915

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2014:

Risk-free interest rate:	1.62%
Expected term (in years):	5.9
Expected dividend yield	-
Expected volatility:	82%

Restricted Stock Awards

The Company granted 882,800 Restricted Stock Awards during the year ended December 31, 2014. Shares vest in three equal annual increments beginning at the end of the first year and are forfeited if not vested within three years from the date of grant. The Company recorded stock-based compensation expense related to RSAs of approximately $1,147,000 and $509,000 for the year ended December 31, 2014 and 2013, respectively. A summary of RSA activity under the 2012 Plan during the year ended December 31, 2014 is as follows:

RSA's	Number of stock options	Weighted-Average Stock Price
Outstanding at December 31, 2013	1,361,750	$1.79
Granted	882,800	$2.27
Exercised	(556,475)	$1.81
Forfeited or expired	(269,848)	$1.85
Outstanding at December 31, 2014	1,418,227	$2.07
Unvested at December 31, 2014	1,418,227	$2.07

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

A summary of stock option activity under the 2006 Stock Plans during the year ended December 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,415,051	$2.36
Granted	-	-
Exercised	(12,500)	$0.83
Forfeited or expired	(179,444)	$4.76
Outstanding at December 31, 2014	7,223,107	$2.30	4.6	$2,192,658
Exercisable at Decemberr 31, 2014	6,978,010	$2.25	4.5	$2,192,658

The total intrinsic values of options exercised during the year ended December 31, 2014 and 2013 were approximately $1.1 million and $102,000, respectively.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2014 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2014	443,038	$1.34	4.9	$84,177
Exercisable at Decemberr 31, 2014	443,038	$1.34	4.9	$84,177

Note 9—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of				Balance Sheet Classification as of December 31,
	December 31, 2014	December 31, 2013	Weighted-average exercise price	Expiration	2014	2013

Venture Lending & Leasing VI, Inc.	170,919	255,102	$1.96	2/28/2024	Liability	Liability
Venture Lending & Leasing VII, Inc.	170,919	255,102	$1.96	2/28/2024	Liability	Liability
Allen, F. Stephen Series #2	500,000	500,000	$3.55	3/21/2016	Equity	Equity
Allen, F. Stephen Series #3	500,000	500,000	$3.55	3/21/2016	Equity	Equity
Stearns, Robert	200,000	200,000	$3.55	3/21/2016	Equity	Equity
MATT Series #1	270,576	401,486	$2.75	9/19/2016	Equity	Equity
MATT Series #2	1,000,000	1,000,000	$2.75	9/19/2016	Equity	Equity
All warrants	2,812,414	3,111,690

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

The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive loss for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the Term loan.

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On December 31, 2014, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in a decrease in fair value of $226,508, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company will continue to re-measure the fair value of the liability associated with the warrants at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

The fair value of the warrants on the date of issuance and on each re-measurement date for those warrants are classified as liabilities, and the fair value is estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants are considered a Level 3 measurement (Note 2).

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2014:

Risk-free interest rate:	2.17%
Expected term (years):	9.17
Expected dividend yield:	—
Expected volatility:	85.63%

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

Risk-free interest rate:	2.81%
Expected term (years):	8.15
Expected dividend yield:	—
Expected volatility:	100.75%

Allen, F. Stephen Series #2 and #3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00, and $7.00 as compensation for certain strategic initiatives. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.    The Series 2 and Series 3 warrants were outstanding at December 31, 2014 and expire in March 2016.  The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	3.24%
Expected term (years):	6.08
Expected dividend yield:	—
Expected volatility:	94.07%

Stearns, Robert

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to the Company’s then Chief Executive Officer. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to compensation expense. These warrants were still outstanding on December 31, 2014 and expire in March 2016.

MATT Series #1 and #2

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in September 2016 and were outstanding as of December 31, 2013. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased. On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable (See Note 6).   MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013. For the year ended December 31, 2013 400,002 warrants were forfeited. At December 31, 2014, MATT Warrants totaling 1,270,576 were outstanding.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term (years):	8.73
Expected dividend yield:	—
Expected volatility:	100.75%

A summary of warrant activity for the year ended December 31, 2014 is as follows:

Warrants	Number of warrants	Weighted-average exercise price
Outstanding at December 31, 2013	3,111,690	$2.61
Granted	-	$-
Exercised	(168,366)	$1.96
Forfeited or expired	(130,910)	$2.75
Outstanding at December 31, 2014	2,812,414	$3.00
Exercisable at December 31, 2014	2,812,414	$3.00

Note 10—Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit.

The Company's loss before taxes was $3,962,165 and $10,898,325 for the years ended December 31, 2014 and 2013, respectively, and was primarily generated in the U.S.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following:

	December 31, 2014	December 31, 2013
Net operating loss carryforward	$47,846,000	$48,280,000
Property and equipment	(469,000)	(1,525,000)
Stock options and warrants	9,229,000	9,738,000
Other	1,031,000	1,151,000
Total deferred tax assets	57,637,000	57,644,000
Valuation allowance	(57,637,000)	(57,644,000)
Net deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2014 and 2013.

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows:

	2014	2013
U.S. federal income tax at statutory rate	$(1,347,000)	$(3,689,000)
Nondeductible expenses	38,000	54,000
Foreign subsidiary loss with no tax benefit	123,000	-
Change in valuation allowance	1,263,000	3,708,000
State tax benefit, net of federal provision (benefit)	-	2,000
Foreign subsidiary loss	-	(22,000)
Fair market value adjust for warrants	(77,000)	-
Other	-	(53,000)
Income Tax Expense	$-	$-

As of December 31, 2014 and 2013, the Company had U.S. federal net operating loss carryforwards of $135 million and $136 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Note 11—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 6 – Long-term Debt, Note 8 – Stockholder’s Equity, and Note 9 – Warrants.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board, serves as a financial advisor to AHMSA. In connection with providing these services, AHMSA paid Mr. Abbott $180,000 in 2014.

Note 12—Subsequent Events

On March 12, 2015, the Company and John Abbott entered into an amendment (the “Amendment”) to their Employment Agreement dated as of October 25 2007. The Amendment extends the exercise period of Mr. Abbott’s options for a period of two years following the date upon which he ceases to be Chairman of the Board of Directors of the Company; provided, however, that Mr. Abbott may not exercise any option after its expiration date, even if said expiration date occurs prior to the termination of the aforementioned two year period. The Company does not expect the Amendment to have a material impact on its financial statements.