Form 10-K/A
period 2014-12-31
MeetMe, Inc.
filed 2015-04-30
CIK 1078099

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

☐Yes       ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $96,000,000 based upon the last reported sale price of $2.72 per share on June 30, 2014, on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 29, 2015, was 44,910,034.

MEETME, INC.

FORM 10-K/A

INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of MeetMe, Inc., a Delaware corporation (“Company,” “MeetMe,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

All of the members of the Board of Directors (the “Board”) serve as a director of the Company until the next Annual Meeting of the Stockholders of the Company. The following table represents our Board as of April 29, 2015:

Name	Age	Position
John Abbott	45	Chairman of the Board
Jean Clifton	54	Director
Geoffrey Cook	36	Director
Ernesto Cruz	58	Director
Spencer Rhodes	37	Director
Jason Whitt	43	Director

Under the terms of the Securities Purchase Agreement dated October 17, 2006, by and between Mexicans & Americans Trading Together, Inc. (“MATT”) and the Company (formerly known as Quepasa Corporation), MATT is entitled to appoint one director to the Board so long as MATT beneficially owns at least five percent of the Company’s outstanding stock (the “Investor Designee”). Pursuant to the 2014 Supplement to Securities Purchase Agreement, dated December 19, 2013, MATT agreed that the Investor Designee would be an individual whom MATT reasonably believes is experienced in the Internet social networking industry and who has not previously served on the Board. Mr. Whitt currently serves as the Investor Designee.

On November 10, 2011, Quepasa merged with Insider Guides, Inc., d/b/a myYearbook.com. Under the terms of the Merger Agreement, Insider Guides, Inc. had the right to nominate two designees to serve as directors for three years, which expired on November 9, 2014. These designees, who were elected at the 2014 Annual Meeting of Stockholders, are Mr. Rhodes and Ms. Clifton. Pursuant to the terms of his employment agreement, Mr. Cook shall serve as a Member of the Board

John Abbott has been the non-Executive Chairman of the Board since March 2013. Mr. Abbott has been a director of the Company since October 2007 and has served as Chairman of the Board since February 2009. Mr. Abbott served as Chief Executive Officer of the Company from October 2007 through March 2013. Since February 25, 2009, Mr. Abbott has served as Chairman of the Board of the Company. During Mr. Abbott’s tenure, the Company relaunched Quepasa as a social network before merging with myYearbook in late 2011. Prior to joining the Company, Mr. Abbott served as financial advisor to Altos Hornos de Mexico, S.A. de C.V., which we refer to as “AHMSA.” Mr. Abbott was selected to serve on our Board because of his extensive experience in strategic advisory and entrepreneurship. In addition, Mr. Abbott, as our former Chief Executive Officer, possesses a detailed understanding of the characteristics of our business model.

Jean Clifton has been as a director of the Company since June 2013. Ms. Clifton joined Veterinary Specialists of North America, LLC upon its formation in July 2014 as the Company’s Chief Financial Officer. Ms Clifton also performs consulting services through Platinum Strategic Partners, LLC, a financial and operations consulting firm she founded in 2006. Ms. Clifton served as the Chief Financial Officer of WestwoodOne (f/k/a Dial Global, Inc.) from June 2012 through January 2014 after completing the sale of the company and post-sale integration work. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company, a New York Stock Exchange listed company, and its predecessor companies, in various capacities in the U.S. and Europe, including as President and Chief Operating Officer from 2005 to 2006 and Executive Vice President, Chief Financial Officer and Treasurer from 1989 to 2005 and served on the Board of Directors of the company. Ms. Clifton has held Chief Financial Officer/Chief Accounting Officer positions at Readers’ Digest and three MidOcean Partners portfolio companies (Penton Media from 2008 through 2010, Olympus Media and Jones & Frank). Ms. Clifton was designated by Mr. Cook to serve as a director because of her financial experience.

Geoffrey Cook has served as a director the Company and Chief Executive Officer of the Company since March 2013. Mr. Cook served as Chief Operating Officer the Company from November 2011 through March 2013. Mr. Cook was appointed to the Board in connection with the merger of Quepasa and Insider Guides, Inc., which we refer to as “myYearbook.” Mr. Cook co-founded myYearbook where he served as Chief Executive Officer from 2005 until its merger with Quepasa in 2011. During his tenure at myYearbook, Mr. Cook grew myYearbook to profitability and $30+ million revenue with 100 employees. Mr. Cook previously founded EssayEdge and ResumeEdge while a student at Harvard University in 1997 and sold them to the Thomson Corporation in 2002. Mr. Cook serves as a director pursuant to his employment agreement with the Company.

Ernesto Cruz has served as a director of the Company since November 2007. Since October 2007, Mr. Cruz has served as the managing partner of Advanzer de Mexico S.A. de C.V. a consulting and audit firm. From March 2002 until October 2007, he was the Managing Partner for the Monterrey and Northeast Mexican offices of Deloitte & Touche, an international accounting firm. Mr. Cruz served as the Managing Partner for the Monterrey and Northeast Mexican offices of Arthur Anderson from April 1997 through March 2002. Mr. Cruz is a Certified Public Accountant in Mexico. Mr. Cruz was selected to serve on our Board because of his extensive knowledge in accounting and auditing and his service on the board of directors of large companies in Mexico.

Spencer Rhodes has served as a director since April 2013. Mr. Rhodes is Alternative Investments Global Business Manager of Allianz Global Investors, an investment management firm, where he has worked since July of 2013. Prior to that, Mr. Rhodes was the Chief Operating Officer and Head of Business Development for Tradewinds Investment Management LP, also an investment management firm. Mr. Rhodes was affiliated with Tradewinds Investment Management LP from January 2008 to June 2013. Before that Mr. Rhodes was a Vice President with BlackRock Investment Management. Prior to his career in finance, Mr. Rhodes served as President of CyberEdit.com, which was acquired by the Thomson Corporation. Mr. Rhodes also was an angel investor and board observer for myYearbook, one of MeetMe’s predecessor companies. Mr. Rhodes has served as a director of Sierra Molecular Corporation, a private biotechnology corporation, since 2011. Mr. Rhodes was designated by Mr. Cook to serve as a director because of his investment experience and his experience with emerging companies.

Jason Whitt has served as a director since August 2014. Since March 2015, Mr. Whitt has been the Senior Vice President of Corporate and New Channel Development for Serviz, Inc., an on-demand home services company for booking and buying home repair services online. He was the Senior Vice President of Corporate and Business Development of ReachLocal, Inc., an internet service provider company, a position he has held since joining ReachLocal from March 2011 to February 2015. From June 2005 through February 2011, Mr. Whitt was a Venture Capital Investor for VantagePoint Venture Partners, where he focused on investments in Internet/digital media, cloud delivered software & services, mobile, consumer-oriented technology and healthcare IT. From September 2000 through May 2005, Mr. Whitt was responsible for acquisitions, venture investing, and corporate strategy for Cisco Systems’ Corporate Business Development group, where he led numerous transactions involving communications software and applications, enterprise collaboration, mobile/wireless, Internet/digital media, and consumer technology companies. Mr. Whitt was designated by MATT to serve as a director because of his investment experience and his experience with technology companies.

Executive Officers

Name	Age	Position(s)
Geoffrey Cook	36	Chief Executive Officer
David Clark	51	Chief Financial Officer
William Alena	42	Chief Revenue Officer
Frederic Beckley	51	General Counsel and Executive Vice President, Business Affairs
Richard Friedman	44	Chief Technology Officer

Geoffrey Cook A summary of our Chief Executive Officer, Mr. Cook’s, experience is set forth above under Board of Director’s background.

David Clark has served as Chief Financial Officer of the Company since April 2013. From July 2008 through April 2013, Mr. Clark served as Executive Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc., and prior to that served as Senior Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc. from November 2007 until July 2008. Mr. Clark also served as Secretary of Nutrisystem, Inc. from November 2007 through July 2010. From November 2006 through October 2007, Mr. Clark was Chief Financial Officer of Claymont Steel Holdings, Inc. Prior to that, Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings from its founding in 1997 through February 2006 and held the additional positions of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000. During this time, he also served as Chief Financial Officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless Holdings, from 1997 through April 2000. Prior to that, Mr. Clark served from 1996 through 1997 as a Managing Director at Furman Selz L.L.C., and from 1986 through 1996 in various positions at Citibank N.A., including Vice President in Media and Communications and High Yield Finance.

William Alena has served as our Chief Revenue Officer since November 2011. Mr. Alena was appointed Chief Revenue Officer in connection with the myYearbook merger. From April 2007 until November 2011, Mr. Alena served as the Chief Revenue Officer of myYearbook. From March 2002 to March 2007, Mr. Alena served as the Director of Internet Advertising at Scholastic Inc. (NASDAQ: SCHL), a global children’s publishing, education and media company.

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

Richard Friedman has served as our Chief Technology Officer since September 2013. Mr. Friedman served as VP Software Engineering for the Company from January 2009 through March 2013. Mr. Friedman was formerly Chief Technology Officer of Stuzo, Inc., from March 2013 to August 2013. Mr. Friedman had served as MeetMe’s Vice President of Software Engineering, from November 2011 to March 2013. From December 2008 until November 2011, Mr. Friedman served as the Vice President and Director of Software Engineering of myYearbook. From February 2008 to December 2008, Mr. Friedman was a founder of Ringside Networks, a social networking open source startup. From December 2004 to February 2008, Mr. Friedman held product manager roles at JBoss and its acquirer Red Hat for their respective systems management technology. From March 2003 to December 2004, Mr. Friedman served as First Vice President at Bank One and its acquirer JP Morgan Chase. From 1997 to 2004, Mr. Friedman held multiple roles including Chief Technologist Bluestone Division, Director of Rich Media Technology and Senior Integration Architect at Bluestone Software and its acquirer Hewlett-Packard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that our directors, executive officers, and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and on the representations of the reporting persons we believe that all filing requirements applicable to these persons were complied with during fiscal year 2014, except for a transaction by each of John Abbott, William Alena, Frederic Beckley, David Clark, Jean Clifton, Geoffrey Cook, Ernesto Cruz, Richard Friedman and Spencer Rhodes, which each individual reported on a late Form 4 on July 18, 2014.

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

The Board has determined that Mr. Cruz is qualified as an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC and NASDAQ and in compliance with the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or of the Board.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees which is posted on our website at www.meetmecorp.com/investors/governance/. The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Geoffrey Cook, and our other executive officers who served as an executive officer during 2014, to whom we refer to collectively as our “Named Executive Officers.” Our Named Executive Officers for 2014 were Mr. Cook, David Clark, William Alena, Frederic Beckley and Richard Friedman.

Executive Summary

The principal objective of our executive compensation program is to attract, retain and motivate individuals who possess superior knowledge, experience and skills that we believe are important to the advancement of our business. Specifically, our executive compensation programs are designed to attract and retain individuals with exceptional ability and managerial experience and align our Named Executive Officers’ incentives with our corporate strategies, business objectives and the long-term interests of our stockholders.

The components of our compensation program include base salary, annual performance-based bonuses, long-term equity compensation, severance and change in control benefits. We utilize base salary and annual performance bonuses to incentivize company and individual performance in relation to competitive market conditions. Equity awards are primarily used to promote long-term stockholder value and employee retention through the use of multi-year vesting schedules that provide an incentive to the executive to remain in the employ of the Company through the end of the vesting period in order to share in any increase in the value of our Company over time. The severance and change in control benefits are used to help ensure we retain our executive talent. We believe that our executive compensation practices provide the appropriate mix of short and long-term incentives, minimize risk-taking among our executives and promote achievement of strategic objectives.

In August 2014, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. We had significant support from our stockholders with respect to the compensation of our Named Executive Officers, with approximately 96.7% of stockholder votes cast in favor of our say-on-pay resolution. As we evaluated our Named Executive Officer compensation program during 2014, our Compensation Committee considered the strong support our stockholders expressed for our Named Executive Officer compensation practices which emphasize short and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders.

Determination of Compensation Elements

In early 2014, our Compensation Committee commissioned F.W. Cook & Co. (“F.W. Cook”), a compensation consulting firm, to conduct an independent review of our executive compensation program. The purpose of the review was to provide a competitive reference on pay levels, performance alignment and shareholder considerations. F.W. Cook utilized the peer group designated in 2014, which is set forth below, to provide an executive compensation review of our overall executive compensation against that provided by our peer group. Certain of the companies were determined to be appropriate members of our competitor group based on the number of employees and the fact that they are competitor companies, while certain other companies were determined to be appropriate members of our competitor group based on their market capitalization or total shareholder return. In general, all of the companies in our peer group represent companies with which we compete for our executive talent. We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies. The comparator companies consist of the following:

● Autobytel	● Limelight Networks	● NTN Buzztime	● TheStreet
● Brightcove	● Local.com	● Spark Networks	● Travelzoo
● Evolving Systems	● Majesco Entertainment	● TechTarget	● XO Group
● Glu Mobile	● Martha Stewart Living	● Telenav	● Zix

In 2014, we used the F.W. Cook report and consulted with F.W. Cook in connection with all compensation actions taken for our Named Executive Officers.

When determining our executive compensation policies in 2014, our Compensation Committee considered recommendations from our Chief Executive Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself. Mr. Cook does not participate in determining his own compensation.

We believe that our executive compensation program is structured to avoid excessive risk taking by our executives or taking risks that are reasonably likely to have a material adverse effect on MeetMe. Our executive compensation program has the following risk-limiting characteristics:

•

Our base pay programs consist of generally competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•

A portion of each executive’s incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term results; and

•

Annual equity awards have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Our executive compensation model emphasizes long-term equity compensation over short-term cash compensation, and performance-based cash compensation over reliable base salaries. The amount of base salary and target performance-based bonus was approximately 56% of our Named Executive Officers’ total target direct compensation for 2014.

Base Salaries

Our Compensation Committee generally establishes base salaries for our Named Executive Officers based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies to individuals in similar positions. Messrs. Cook, Alena and Beckley have base salaries that are generally consistent with the 25th percentile, based on our comparator group, while Messrs. Clark and Friedman, our most recent hires, have base salaries that are slightly above median. This pattern is generally consistent with smaller companies with new hires having base salaries closer to market median while incumbent executive officers tend to have base salaries below market. Our Chief Executive Officer’s base salary was increased in 2014 to address his bottom quartile cash compensation, while other Named Executive Officers received base salary increases at 5%, which was generally consistent with market practice.

Name	Base Salary effective January 1, 2014	Base Salary effective May 16, 2014
Geoffrey Cook	$250,000	$327,600
David Clark	$312,000	$327,600
William Alena	$208,000	$218,400
Frederic Beckley	$249,688	$262,172
Richard Friedman	$300,000	$315,000

 Performance-Based Bonuses

The Company has a Management Bonus Plan (the “Bonus Plan”) that was established to promote the interests of the Company by creating an incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company. The target performance-based bonuses under the Bonus Plan were generally between median and the 75th percentile of the Company’s comparator group. The Compensation Committee believes that annual performance-based compensation is an effective tool to incentivize key employees, which is reflected in the above median targets as compared to base salary targets described above.

The individual bonus awards payable to the participants in the Bonus Plan for a plan year shall be based on criteria determined by the Compensation Committee. Under the Bonus Plan, the criteria include (i) the Company’s achievement of specified Revenue (defined below) goals determined by the Compensation Committee in its sole discretion, (ii) the Company’s achievement of specified Adjusted EBITDA (defined below) goals determined by the Compensation Committee in its sole discretion, and (iii) the Company’s achievement of mobile daily active user (DAU) targets determined by the Compensation Committee in its sole discretion. The Compensation Committee shall determine the amounts and relative weighting of the goals in its sole discretion.

In February 2014, the Compensation Committee set performance-based annual bonus targets and paid performance-based bonuses in the following amounts:

Named Executive Officer	Target Bonus as Percentage of Base Salary	Target Bonus	Actual Bonus Paid
Geoff Cook	80%	$262,080	$269,229
David Clark	50%	$163,800	$168,268
Frederic Beckley	30%	$78,652	$80,797
Richard Friedman	50%	$157,500	$161,796

A portion of the bonus was based on the Company’s achievement of a certain Revenue target in 2014, a portion was based on achievement of a certain Adjusted EBITDA target in 2014, and a portion was based on achievement of a certain mobile DAU target in January 2015. In choosing the performance criteria for the 2014 bonuses, the Compensation Committee determined that Adjusted EBITDA, Revenue, and mobile DAU were the best indicators of the Company’s success in 2014.

For Messrs. Cook, Clark, Beckley and Friedman, 40% of the bonus was based on achievement of the Revenue target, 40% was based on achievement of the mobile DAU target, and 20% was based on achievement of the Adjusted EBITDA target. Upon partial achievement of the applicable Revenue, mobile DAU, and Adjusted EBITDA goals, the bonus amounts would be prorated in accordance with the formulas determined by the Compensation Committee.

2014 Revenue resulted in 95% of the applicable weighted portion of each executive’s bonus being paid, mobile DAU resulted in 87% of the applicable weighted portion of each executive’s bonus being paid, and the 2014 Adjusted EBITDA resulted in approximately 151% of the applicable weighted portion of each executive’s bonus being paid, for a total payout under the plan at 103% of target.

For 2015, the performance-based annual bonus targets are the same as set forth in the chart above for 2014, except that for 2015, Mr. Beckley’s performance-based annual bonus target will be 50% of his base salary.

“Revenue,” for purposes of the Bonus Plan, generally means the total dollar amount of revenue generated by the Company for products sold or services provided during a specified plan year, and will exclude revenue from companies acquired during the plan year. “Adjusted EBITDA,” for purposes of the Bonus Plan, generally means earnings (or loss) before interest, taxes, depreciation and amortization before restructuring expenses, merger related expenses, stock based compensation expenses and any other expenses associated with the relocation of the Company’s headquarters or the cost associated shutting down any segment operations. In determining whether the Company has achieved an Adjusted EBITDA target, certain bonus accruals under the Bonus Plan are included, and certain costs, as well as revenue and Adjusted EBITDA from acquired entities, and, all items of gain, loss or expense for such fiscal year determined to be extraordinary or unusual in nature or infrequent in occurrence, or related to the disposal of a segment of a business, are excluded. “Mobile DAU,” for purposes of the Bonus Plan, generally means a registered user who accessed the Company’s sites by one of the Company’s mobile applications or by the mobile-optimized version of the website, whether on a mobile phone or tablet, such as the iPad, during the day of measurement.

Mr. Alena does not participate in the Management Bonus Plan and is eligible for commissions only. He is entitled to 0.85% of the Company’s advertising sales, with monthly commission payments capped at $30,000 per month. For 2014, Mr. Alena received commission amounts equal to $331,936.

Equity Compensation

Our shareholders approved the MeetMe, Inc. 2012 Omnibus Incentive Plan in June 2012, which permits the Compensation Committee to award various types of equity based awards. In August 2014, the shareholders approved the MeetMe, Inc. Amended and Restated 2012 Omnibus Incentive Plan (together, with the MeetMe, Inc. 2012 Omnibus Incentive Plan, “the 2012 Omnibus Incentive Plan”), providing for the issuance of up to 8,700,000 shares of common stock. Equity incentives form an integral part of the compensation paid to our Named Executive Officers.

In May 2014, we granted time-based stock options and restricted stock awards (“RSAs”) to all of our Named Executive Officers. Approximately 50% of the annual equity compensation granted to our Named Executive Officers was in the form of stock options and 50% was in the form of RSAs, which allocation is generally consistent with the peer average. We added the stock option component to our ongoing Named Executive Officer equity compensation program based on a recommendation by F.W. Cook in its May 2014 executive compensation report and the fact that most of our peer companies grant options to their executive officers. We believe that stock options and RSAs provide a strong incentive to increase stockholder value because they directly align our Named Executive Officer’s interests with those of stockholders. With the addition to our annual executive compensation program of stock options that vest over multiple years, we believe our executive compensation program is better aligned with market practice and provides a real incentive to our executive officers to create long term shareholder value. Based on F.W. Cook’s May 2014 report, our Chief Executive Officer’s compensation was the lowest of our peers. Mr. Cook was granted equity awards in 2014 for the first time since 2011.

The stock options granted to our Named Executive Officers in 2014 vest and become exercisable as to one third of the shares subject to each option on the first anniversary of the date of grant and the remainder of each option vests over a two-year period in equal monthly increments following the first anniversary of the date of grant. The RSAs vest over three years in three equal annual installments on the first, second and third anniversaries of the date of grant.

Named Executive Officer	Number of Stock Options	Shares of Restricted Common Stock
Geoff Cook	149,100	103,900
David Clark	70,700	49,300
William Alena	47,000	33,000
Frederic Beckley	47,000	33,000
Richard Friedman	70,700	49,300

Perquisites

We do not have programs for providing personal benefit perquisites to Named Executive Officers.

Broad-Based Programs

Our Named Executive Officers participate in our broad-based group health plan and 401(k) savings plan offered to all full time employees of the Company. There was a matching contribution provided by the Company during 2014.

Stock Ownership Guidelines

We do not have formal stock ownership guidelines or holding requirements. Pursuant to the Company’s insider trading policy, the Company prohibits any employees, officers, directors or other individuals who are aware of material non-public information from buying or selling puts or calls of our stock (i.e., entering into a hedging transaction) and from pledging our stock as collateral for a loan (i.e., entering into a pledging transaction).

Clawback Policy

We have not yet adopted a formal clawback policy because we await the issuance of clarifying regulations by the SEC regarding required elements of any such clawback policy. As required by section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to adopt a clawback policy upon issuance by the SEC of final rules regarding clawbacks. The 2012 Omnibus Incentive Plan provides that a grant agreement may provide that, in the event of a restatement of the Company’s financial statements and the Compensation Committee determines, based on the results of the restatement, that a lesser amount or portion of an award granted under the 2012 Omnibus Incentive Plan should have been paid or vested, it may (i) cancel all or any portion of any outstanding awards and (ii) require the participants, or other person to whom any payment has been made or shares or other property have been transferred in connection with the award, to forfeit and pay over to the Company all or any portion of the gain realized upon the exercise of any stock option or stock appreciation right and the value realized on the vesting or payment of any other award during the period beginning twelve months preceding the date of the restatement and ending with the date of cancellation of any outstanding awards.

Compensation Adviser Independence

The Compensation Committee worked directly with F. W. Cook to conduct a review of the Company’s compensation programs. F. W. Cook reported directly to the Compensation Committee and all work conducted by F.W. Cook for the Company is on behalf, and under the direction and the authority, of the Compensation Committee.

The Compensation Committee engaged F. W. Cook to provide executive compensation analyses using peer group proxy data. F. W. Cook provides no services to the Company other than the foregoing consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. After examining whether there was a conflict of interest present between the Company and F. W. Cook, the Compensation Committee concluded that F. W. Cook had no conflicts of interest during 2014. In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

Material Terms of Named Executive Officer Employment Agreements and Post Employment Compensation

We have employment agreements with Messrs. Cook, Clark, Alena, Beckley and Friedman, which provide for special benefits upon certain types of employment termination events. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package.

In addition, the Compensation Committee approved a severance policy for our Named Executive Officers in December 2013 (“Severance Policy”). The policy provides that if a Named Executive Officer is terminated by the Company without cause (as defined in the Named Executive Officer’s employment agreement), by the Company on account of non-renewal of the Named Executive Officer’s employment agreement, or by the Named Executive Officer for good reason (as defined in the Named Executive Officer’s employment agreement), provided that the Named Executive Officer executes and does not revoke a release and waiver of claims in favor of the Company, the Named Executive Officer will be paid the greater of (i) the severance amount set forth in the Named Executive Officer’s employment agreement or (ii) three months of base salary for each full year of continuous employment with the Company, with a minimum payment of six months’ base salary and a maximum payment of 12 months’ base salary. As further explained below, both Messrs. Beckley and Alena would be eligible for severance in accordance with the Severance Policy in the event that either incurs a termination of employment on account of any of the reasons described above, and Mr. Cook would be eligible for severance in accordance with the Severance Policy in the event his employment is terminated by the Company on account of nonrenewal of his employment agreement.

Geoff Cook’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our then Chief Operating Officer and President of the Consumer Internet Division, Geoff Cook. The employment agreement was amended effective March 6, 2013 and again effective August 8, 2013. Mr. Cook was promoted to Chief Executive Officer of the Company, effective March 11, 2013. In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, during the term of the employment agreement, Mr. Cook is entitled to participate in all health, life, disability, insurance and other benefit programs that the Company may offer to other key executives of the Company from time to time. Mr. Cook is entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

The employment agreement provides that in the event that the Company terminates Mr. Cook’s employment without cause (other than on account of death, disability or retirement) or Mr. Cook terminates his employment for good reason, in either case, whether before or after a change of control, then, the Company is obligated to pay or provide Mr. Cook (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Cook’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of any outstanding stock options, which options shall remain exercisable for two years following termination, (iv) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Cook and his dependents), provided that such continued benefits will cease if Mr. Cook becomes eligible for benefits with a subsequent employer, and (v) full vesting of awards under all other compensation plans and programs not previously paid. The employment agreement provides that if the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, if such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction; if no, then no reduction applies.

If Mr. Cook’s employment is terminated by the Company without cause or by Mr. Cook for good reason, then Mr. Cook will be subject to non-competition and non-solicitation of customers and employees covenants for six months following termination, unless such termination occurs following a change of control, in which case, no such covenants will apply to Mr. Cook.

The employment agreement provides that in the event that Mr. Cook’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Cook’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Cook’s base salary and bonus payments and a pro rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of any outstanding stock options, which options shall remain exercisable for two years following termination, (c) three months of continued benefits under the Company’s health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Cook’s eligible dependents, and (d) full and immediate vesting of awards under all other compensation plans and programs not previously paid. If Mr. Cook’s employment is terminated on account of Mr. Cook’s disability, the Company is obligated to pay or provide Mr. Cook with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of any outstanding stock options, which options shall remain exercisable for two years following termination, (3) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment, and (4) full vesting of awards under all other compensation plans and programs not previously paid. Mr. Cook will be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

If Mr. Cook’s employment is terminated by the Company for cause or by Mr. Cook without good reason, Mr. Cook is only entitled to a lump sum of all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, unless the Company provides Mr. Cook with notice that it will impose the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination. If the Company provides such notice and enforces such covenants, Mr. Cook will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Cook’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforces the covenants (not greater than six), divided by (z) 12.

Pursuant to the Severance Policy, if Mr. Cook is terminated on account of the Company’s failure to renew the employment agreement, Mr. Cook is eligible for the same severance payments provided under the employment agreement in the event his employment is terminated by the Company without Cause or by Mr. Cook for good reason, provided he executes and does not revoke a release and waiver of claims in favor of the Company,

For purposes of the employment agreement for Mr. Cook “cause” generally means the executive’s (i) willful misconduct or gross negligence that is not cured within 60 days following notice, (ii) conviction of a felony involving moral turpitude, or (iii) a material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means (a) the Company materially breaches the employment agreement, (b) a material diminution in base compensation (other than an across the board reduction), (c) a material diminution in executive’s authority, duties or responsibilities, or (d) the Company requires the executive, without his consent, to relocate his office more than 75 miles from the current location.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2014 for Mr. Cook under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	Effect of 280G (5) ($)	Total ($)
Termination without cause	655,200	524,160	-	26,408	18,617	-	1,224,385
Termination for good reason	655,200	524,160	-	26,408	18,617	-	1,224,385
Termination by death	81,900	-	262,080	26,408	4,579	-	374,967
Termination by disability	-	-	-	26,408	18,617	-	45,025
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal (6)	655,200	524,160		26,408	18,617		1,224,385
Termination in connection with a change of control	655,200	524,160	-	26,408	18,617		1,224,385

(1)          Represents lump sum amounts. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2)          Represents a lump sum amount.

(3)          The exercise prices of Mr. Cook’s unvested options as of December 31, 2014 were in excess of the closing price of the Company’s common stock on such date. The amount represents present value of acceleration of Mr. Cook’s outstanding restricted stock awards.

(4)          Includes value of continued benefits for 12 months for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, assuming permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment. Upon termination due to death, amount includes the value of continued benefits for Mr. Cook’s eligible dependents for three months.

(5)          As with our other Named Executive Officers, Mr. Cook is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. If the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction. Based on our estimates as of December 31, 2014 of the impact of Section 280G of the Internal Revenue Code, Mr. Cook would receive a greater net after-tax benefit if all excess parachute payments are paid to him and the payments are subject to the excise tax under Section 4999 of the Internal Revenue Code than he would receive if the Company reduced those payments and benefits to avoid such excise tax.

(6)          Represents amounts payable under the Severance Policy.

David Clark’s Employment Agreement

Effective as of January 24, 2013, we entered into an employment agreement with our Chief Financial Officer, David Clark. The employment agreement has a three-year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Clark is eligible to participate in the employee retirement and welfare benefit plans and program made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Clark’s employment with the Company at any time without cause, or Mr. Clark terminates his employment for good reason, whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Clark was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs for a 12 month period and (iv) accelerated vesting of time-based equity awards granted to Mr. Clark. For the avoidance of doubt, a failure by the Company to renew Mr. Clark’s employment agreement (for a reason other than cause, death or disability or Mr. Clark’s resignation without good reason) will be treated as termination of Mr. Clark’s employment entitling him to the severance benefits described above.

The employment agreement provides that in the event that Mr. Clark’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Clark or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro rata portion of Mr. Clark’s target bonus, based on the number of days Mr. Clark was employed during the year of termination, paid in a lump sum.

 Mr. Clark is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. During Mr. Clark’s employment with the Company and for the period of 12 months after Mr. Clark’s termination of employment, Mr. Clark shall not, directly or indirectly, in any territory or market in which the Company does business, or to Mr. Clark’s knowledge has plans to do business, render any material services or engage in any business that competes in any material respect with the business of the Company.

	Salary (1) ($)	Bonus ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	Effect of 280G (5) ($)	Total ($)
Termination without cause	327,600	-	163,800	12,530	11,788	-	515,718
Termination for good reason	327,600	-	163,800	12,530	11,788	-	515,718
Termination by death	-	-	163,800	-	-	-	163,800
Termination by disability	-	-	163,800	-	-	-	163,800
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	327,600	-	163,800	12,530	11,788	-	515,718
Termination in connection with a change of control	327,600	-	163,800	12,530	11,788	-	515,718

(1)          Payable in installments in accordance with the Company’s payroll practices.

(2)          Represents a lump sum amount, prorated based on Mr. Clark’s target bonus and the number of days Mr. Clark was employed in 2014.

(3)          The exercise prices of Mr. Clark’s unvested options as of December 31, 2014 were in excess of the closing price of the Company’s common stock on such date. The amount represents present value of acceleration of Mr. Clark’s outstanding restricted stock awards.

(4)          Includes value of continued health benefits for 12 months.

(5)          As with our other Named Executive Officers, Mr. Clark is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2014, Mr. Clark’s payment in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code

William Alena’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our Chief Revenue Officer, William Alena. The employment agreement has a one year term that automatically renews unless either party terminates the agreement upon 30 days’ notice.

In addition to the base salary and participation in the commission plan described above in the Compensation Discussion and Analysis, in accordance with Mr. Alena’s employment agreement, Mr. Alena is entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time. Mr. Alena is entitled to three weeks of paid time off per calendar year (excluding holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

Upon a change of control of the Company, all of Mr. Alena’s unvested stock options will immediately vest and become exercisable, and upon termination of Mr. Alena’s employment following the change of control, all vested and exercisable stock options will remain exercisable for one year following termination of employment. Mr. Alena will not be subject to the non-competition and non-solicitation of employees or customers covenants upon a termination of employment following a change of control.

The employment agreement does not provide for any severance benefits upon a termination without cause or for good reason. However, in accordance with the Severance Policy, if Mr. Alena’s employment is terminated by the Company without cause, by the Company on account of non-renewal of the employment agreement, or by Mr. Alena for good reason, provided that he executes and does not revoke a release and waiver of claims in favor of the Company, Mr. Alena will receive 12 months’ base salary.

The employment agreement provides that in the event that Mr. Alena’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Alena’s estate all base salary that has accrued but not yet been paid as of the date of termination, as well as a pro rata portion of Mr. Alena’s target bonus under the Company’s Management Bonus Plan through the month in which his death occurs. If Mr. Alena’s employment terminates on account of Mr. Alena’s disability, the Company is obligated to pay or provide Mr. Alena with base salary earned but not yet paid, and Mr. Alena would be subject to the Company’s non-solicitation of employees and customers covenants under the employment agreement for 12 months following termination on account of disability.

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

	Salary (1) ($)	Bonus ($)	Prorated Bonus ($)	Accelerated Equity(2) ($)	All Other Compensation ($)	Effect of 280G (3) ($)	Total ($)
Termination without cause	218,400	-	-	-	-	-	218,400
Termination for good reason	218,400	-	-	-	-	-	218,400
Termination by death	-	-	-	-	-	-	-
Termination by disability	-	-	-	-	-	-	-
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	218,400	-	-	-	-	-	218,400
Termination in connection with a change of control	218,400	-	-	17,124		-	235,524

(1)          Payable under the Severance Policy. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2)          The exercise prices of Mr. Alena’s unvested options as of December 31, 2014 were in excess of the closing price of the Company’s common stock on such date. The amount represents present value of acceleration of Mr. Alena’s outstanding restricted stock awards, which vest in full if Mr. Alena’s employment is terminated upon or within 24 months following a change in control in accordance with the terms of the 2012 Omnibus Incentive Plan.

(3)          As with our other Named Executive Officers, Mr. Alena is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2014, Mr. Alena’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

Frederic Beckley’s Employment Agreement

Effective as of November 18, 2011, we entered into an employment agreement with our General Counsel and Executive Vice President of Business Affairs, Frederic Beckley.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Beckley is entitled to participate in all health, life, disability, other insurance and benefit programs that the Company may have offered to other key executives of the Company from time to time. Mr. Beckley is entitled to three weeks of paid time off per calendar year (excluding holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

Upon a change of control of the Company, all of Mr. Beckley’s outstanding stock options will immediately vest and become exercisable, and upon termination of Mr. Beckley’s employment following the change of control, all vested and exercisable stock options will remain exercisable for one year following termination of employment. Mr. Beckley will not be subject to the non-competition and non-solicitation of employees or customers covenants upon a termination of employment following a change of control.

The employment agreement does not provide for any severance benefits upon a termination without cause or for good reason. However, in accordance with the Severance Policy, if Mr. Beckley’s employment is terminated by the Company without cause, by the Company on account of non-renewal of the employment agreement, or by Mr. Beckley for good reason, provided that he executes and does not revoke a release and waiver of claims in favor of the Company, Mr. Beckley will receive nine months’ base salary.

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

If Mr. Beckley’s employment is terminated by the Company for cause or by Mr. Beckley without good reason, Mr. Beckley is only entitled to a lump sum of all compensation payable for services rendered to the Company, including earned vacation time, unless the Company provides Mr. Beckley with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination. If the Company provides such notice and enforces such covenants, Mr. Beckley will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Beckley’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants (but not more than six), divided by (z) 12.

For purposes of the employment agreements for Messrs. Beckley and Alena, “cause” generally means the executive’s (i) willful misconduct or gross negligence that is materially harmful to the Company or repeated despite notice, (ii) conviction of a felony involving moral turpitude, or (iii) material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) fails to pay the executive his base salary or bonus due for more than 10 days, (c) materially diminishes the executives duties, (d) decreases the executive’s compensation, or (e) materially reduces the executive’s welfare benefits, other than an across the board reduction.

	Salary (1) ($)	Bonus ($)	Prorated Bonus(2) ($)	Accelerated Equity (3) ($)	All Other Compensation ($)	Effect of 280G (4) ($)	Total ($)
Termination without cause	196,629	-	-	-	-	-	196,629
Termination for good reason	196,629	-	-	-	-	-	196,629
Termination by death	-	-	78,652	-	-	-	78,652
Termination by disability	-	-	-	-	-	-	-
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	196,629	-	-	-	-	-	196,629
Termination in connection with a change of control	196,629	-	-	17,124		-	213,753

(1)          Payable under the Severance Policy. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2)          Represents a lump sum amount equal to Mr. Beckley’s target bonus, prorated based on the number of days Mr. Beckley was employed with the Company in 2014.

(3)          The exercise prices of Mr. Beckley’s unvested options as of December 31, 2014 were in excess of the closing price of the Company’s common stock on such date. The amount represents present value of acceleration of Mr. Beckley’s outstanding restricted stock awards, which vest in full if Mr. Beckley’s employment is terminated upon or within 24 months following a change in control in accordance with the terms of the 2012 Omnibus Incentive Plan.

(4)          As with our other Named Executive Officers, Mr. Beckley is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2014, Mr. Beckley’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

Richard Friedman’s Employment Agreement

Effective as of August 19, 2013, we entered into an employment agreement with our Chief Technology Officer, Richard Friedman. The employment agreement has a one year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and bonus described in the Compensation Discussion and Analysis, Mr. Friedman is eligible to participate in the employee retirement and welfare benefit plans and program made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminated Mr. Friedman’s employment with the Company at any time without cause, or Mr. Friedman terminates his employment for good reason, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to one year’s base salary, paid in installments. For the avoidance of doubt, a failure by the Company to renew Mr. Friedman’s employment agreement (for a reason other than cause, death or disability or Mr. Friedman’s resignation without good reason) will be treated as termination of Mr. Friedman’s employment entitling him to the severance benefits described above.

The employment agreement provides that in the event that Mr. Friedman’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Friedman or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro rata portion of Mr. Friedman’s target bonus, based on the number of days Mr. Friedman was employed during the year of termination, paid in a lump sum.

Mr. Friedman is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. During Mr. Friedman’s employment with the Company and for the period of 12 months after Mr. Friedman’s termination of employment, Mr. Friedman shall not, directly or indirectly, in any territory or market in which the Company does business, or to Mr. Friedman’s knowledge has plans to do business, render any material services or engage in any business that competes in any material respect with the business of the Company.

 For purposes of the employment agreement for Messrs. Clark and Friedman, “cause” generally means, after having an opportunity to cure, the executive’s (i) commission of a felony, (ii) failure, refusal or neglect to perform his duties to the Company, (iii) breach of any restrictive covenants or code of business conduct and ethics or (iv) material act of dishonesty or breach of trust or other misconduct, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) reduces the executive’s base salary, (c) materially diminishes the executive’s authority, duties, or responsibilities or the authority, duties or responsibilities of the supervisor to whom the executive is required to report, or (d) materially changes the geographic location at with the executive is required to perform services for the Company.

	Salary (1) ($)	Bonus ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation ($)	Effect of 280G (4) ($)	Total ($)
Termination without cause	315,000	-	-	-	-	-	315,000
Termination for good reason	315,000	-	-	-	-	-	315,000
Termination by death	-	-	157,500	-	-	-	157,500
Termination by disability	-	-	157,500	-	-	-	157,500
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	315,000	-		-	-	-	315,000
Termination in connection with a change of control	315,000	-	-	12,530	-	-	327,530

(1)          Payable in installments in accordance with the Company’s payroll practices.

(2)          Represents a lump sum amount equal to Mr. Friedman’s target bonus, prorated based on the number of days Mr. Friedman was employed with the Company in 2014.

(3)          The exercise prices of Mr. Friedman’s unvested options as of December 31, 2014 were in excess of the closing price of the Company’s common stock on such date. The amount represents present value of acceleration of Mr. Friedman’s outstanding restricted stock awards, which vest in full if Mr. Friedman’s employment is terminated upon or within 24 months following a change in control in accordance with the terms of the 2012 Omnibus Incentive Plan.

(4)          As with our other Named Executive Officers, Mr. Friedman is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2014, Mr. Friedman’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

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

Compensation Committee Report

The members of the Company’s Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by SEC regulations. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Spencer Rhodes (Chair) Ernesto Cruz Members of the Compensation Committee

COMPENSATION TABLES

The following tables reflect the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our three next most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our Named Executive Officers for 2014, 2013 and 2012.

2014 Summary Compensation Table

Name of Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Non-Equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)(21)	Total ($)(j)
Geoffrey Cook	2014	298,500	321,051	(3)	321,981	(9)	269,229	(18)	28,326	1,239,087
Chief Executive Officer	2013	250,000	-		-		318,220	(19)	10,979	579,199
	2012	250,000	-		-		203,747	(19)	10,928	464,675

David Clark	2014	321,750	152,337	(4)	152,677	(10)	168,268	(18)	31,281	826,313
Chief Financial Officer	2013	234,000	173,250	(5)	495,000	(11)	248,211	(19)	8,195	1,158,656
	2012	-	-		-		-		-	-

William Alena	2014	214,500	101,970	(6)	101,497	(12)	331,936	(20)	27,506	777,409
Chief Revenue Officer	2013	208,000	141,600	(7)	116,550	(13)	290,368	(20)	10,979	767,497
	2012	208,000	-		154,800	(14)	311,809	(20)	10,957	685,566

Frederic Beckley	2014	257,491	101,970	(6)	101,497	(12)	80,797	(18)	17,402	559,157
General Counsel and Executive	2013	249,688	141,600	(7)	43,706	(15)	119,183	(19)	122	554,299
Vice President, Business Affairs	2012	244,180	-		460,300	(16)	74,906	(19)	116	779,502

Richard Friedman	2014	309,375	152,337	(4)	152,677	(10)	161,796	(18)	28,584	804,769
Chief Technology Officer	2013	97,885	259,500	(8)	310,625	(17)	199,511	(19)	3,140	870,661
	2012	-	-		-		-		-	-

(1)           Represents cash compensation for salary.

(2)           The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. The amounts in the column titled “Option Awards” represent awards that were paid in options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

(3)           Includes a restricted stock award of 103,900 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(4)           Includes a restricted stock award of 49,300 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(5)           Includes restricted stock awards of 75,000 shares of Company common stock, which vested in full on April 2, 2014.

(6)           Includes a restricted stock award of 33,000 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(7)           Includes a restricted stock award of 80,000 shares of Company common stock, which vest in equal increments on May 15, 2014, 2015 and 2016.

(8)           Includes a restricted stock award of 150,000 shares of Company common stock, which vested in full on September 3, 2014.

(9)           Includes 149,100 10-year stock options exercisable at $3.09 per share, which vest as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(10)         Includes 70,700 10-year stock options exercisable at $3.09 per share, which vest as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(11)         Includes 300,000 10-year stock options exercisable at $2.31 per share, which vested as to one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 2, 2014.

(12)         Includes 47,000 10-year stock options exercisable at $3.09 per share, which vest as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(13)         Includes 100,000 10-year stock options exercisable at $1.67 per share, which vested in full on June 4, 2014.

(14)         Includes 60,000 10-year stock options exercisable at $3.65 per share, which vests in equal increments on May 16, 2013, 2014, and 2015.

(15)         Includes 37,500 10-year stock options exercisable at $1.67 per share, which vested in full on June 4, 2014.

(16)         Includes 130,000 10-year stock options exercisable at $3.32 per share, which vests as to one-third on November 28, 2012, and the balance vested over a two-year period in equal monthly increments with the first monthly vesting date being December 28, 2012. Also includes 60,000 10-year stock options exercisable at $3.65 per share, which vest in equal increments on May 16, 2013, 2014, and 2015.

(17)         Includes 250,000 10-year stock options exercisable at $1.73 per share, which vested as to one-third on September 3, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being October 3, 2014.

(18)         Represents bonus amounts earned for services performed in 2014, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses” in the Compensation Discussion and Analysis.

(19)         Represents bonus amounts earned for services performed in 2013 and 2012, pursuant to the 2013 and 2012 Bonus Plan, respectively.

(20)         Represents commission earned in 2014, 2013 and 2012, pursuant to the 2014, 2013 and 2012 commission plans, respectively.

(21)         The amounts in this column include company matching contributions under the Company’s 401(k) Plan, health, dental, life and disability insurance premiums. The amounts for 2014 are shown in the following table:

Name	401(k) Plan Company Match ($)	Health & Dental Insurance Premiums ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Geoffrey Cook	10,400	11,097	122	6,707
David Clark	9,900	12,290	122	8,969
William Alena	10,400	11,447	122	5,537
Frederic Beckley	10,400	-	122	6,880
Richard Friedman	10,400	12,635	122	5,427

GRANTS OF PLAN-BASED AWARDS – 2014

The following table provides details regarding plan-based awards granted to our Named Executive Officers in 2014.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)(d)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(i)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(j)(3)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards (l)(4)
Geoffrey Cook	5/07/2014	262,080		149,100	3.09	321,981

	5/07/2014		103,900			321,051

David Clark	5/07/2014	163,800		70,700	3.09	152,677

	5/07/2014		49,300			152,337

Richard Friedman	5/07/2014	157,500		70,700	3.09	152,677

	5/07/2014		49,300			152,377

William Alena	5/07/2014	360,000		47,000	3.09	101,497

	5/07/2014		33,000			101,970

Frederic Beckley	5/07/2014	78,652		47,000	3.09	101,497

	5/07/2014		33,000			101,970

(1)           These amounts for Messrs. Cook, Clark, Friedman and Beckley represent target cash-based incentive awards made to the Named Executive Officers approved by the Compensation Committee on February 21, 2014 under the Bonus Plan in the amount of $262,080, $163,800, $157,500 and $78,652, respectively. Each bonus award represented a target payout based on performance percentages if certain Revenue, mobile DAU, and Adjusted EBITDA goals were met, as described in more detail in the discussion under “Performance-Based Bonuses” above. The Bonus Plan did not provide for threshold or maximum amounts payable for performance under the plan. The amounts in the target column (d) represent 100% achievement of the applicable performance goals. To the extent earned, the bonuses under the Bonus Plan are reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table. The amount for Mr. Alena represents the target commission and maximum commission Mr. Alena could have earned in 2014, and the actual amount Mr. Alena earned is reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table.

(2)           The restricted stock awards granted were granted to all Named Executive Officers on May 7, 2014 and vest in three equal increments on May 7 of 2015, 2016, and 2017. The restricted stock awards were granted under the 2012 Omnibus Incentive Plan.

(3)           The stock options granted were granted to all Named Executive Officers on May 7, 2014 and vest in three equal increments on May 7 of 2015, 2016, and 2017. The stock options were granted under the 2012 Omnibus Incentive Plan.

(4)           The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent equity-based awards that are in the form of shares or options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

Outstanding Equity Awards at 2014 Fiscal Year End

Listed below is information with respect to unexercised options and stock that has not vested with respect to equity incentive awards granted to each of our Named Executive Officers as of December 31, 2014, all of which were granted under the 2012 Omnibus Incentive Plan:

		Option Awards					Stock Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or units of stock that have not vested		Market Value of shares or units of stock that have not vested
(a)		(b)	(c)		($)(e)	(f)	(g)		(h)

Geoffrey Cook	11/10/2011	450,000	-		4.24	11/10/2021	-		-
	05/07/2014	-	149,100	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		103,900	(5)	321,051

David Clark	04/02/2013	166,668	133,332	(2)	2.31	04/02/2023	-		-
	05/07/2014	-	70,700	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		49,300	(5)	152,337

William Alena	11/10/2011	130,000	-		4.24	11/10/2021	-		-
	05/16/2012	40,000	20,000	(3)	3.65	05/16/2022	-		-
	05/15/2013	-	-		-		53,333	(4)	89,066
	07/16/2013	100,000	-		1.67	07/16/2023	-		-
	05/07/2014	-	47,000	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		33,000	(5)	101,970

Frederic Beckley	01/01/2012	130,000	-		3.32	01/01/2022	-		-
	05/16/2012	40,000	20,000	(3)	3.65	05/16/2022	-		-
	05/15/2013	-	-		-		53,333	(4)	89,066
	07/16/2013	37,500	-		1.67	07/16/2023	-		-
	05/07/2014	-	47,000	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		33,000	(5)	101,970

Richard Friedman	09/03/2013	104,168	145,832	(6)	1.73	09/03/2023	-		-
	05/07/2014	-	70,700	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-				49,300	(5)	152,337

_______________

(1)           The options vest in equal increments on May 7, 2015, May 7, 2016 and May 7, 2017.

(2)           The options vest as to one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 2, 2014.

(3)           The options vest in equal increments on May 16, 2013, May 16, 2014 and May 16, 2015.

(4)           The restricted stock awards vest in equal increments on May 15, 2014, May 15, 2015, and May 15, 2016.

(5)           The restricted stock awards vest in equal increments on May 7, 2015, May 7, 2016, and May 7, 2017.

(6)           The options vest as to one-third on September 3, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being October 3, 2014.

Option Exercises and Stock Vested – 2014

The following table provides information regarding option exercises and stock award vesting for our Named Executive Officers in 2014.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (d)(1)		Value Realized on Vesting (e)
Geoffrey Cook	-	$-	-		$-
David Clark	-	$-	75,000	(2)	$255,750
Richard Friedman	-	$-	150,000	(3)	$334,500
William Alena	-	$-	26,667	(4)	$54,667
Frederic Beckley	-	$-	26,667	(4)	$54,667

(1)           Represents restricted stock awards that vested in 2014.

(2)           Includes a restricted stock award of 75,000 shares that vested in full on April 2, 2014.

(3)           Includes a restricted stock award of 150,000 shares that vested in full on September 3, 2014.

(4)           Includes a restricted stock award of 80,000 shares that vested as to one-third on May 16, 2014, representing 26,667 shares vesting on May 16, 2014, with the balance vesting in equal increments on May 16, 2015 and May 16, 2016.

Pension Benefits

The Company does not provide pension benefits.

Nonqualified Deferred Compensation

The Company does not have nonqualified deferred compensation plans in which our Named Executive Officers participate.

Director Compensation

In 2014, non-employee directors were compensated with cash and stock options for service as a director, committee chairperson or committee member. The following table provides information regarding director compensation in 2014. The table does not include compensation for reimbursement of travel expenses related to attending Board and Committee meetings, which do not exceed $10,000 for 2014 for any non-employee director.

2014 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Option Awards ($)(d) (1)	Total ($)(h)

John Abbott (2)	74,000	39,146	113,146
Alonso Ancira (2) (3)	24,230	39,146	63,376
Jean Clifton (2)	36,000	39,146	75,146
Ernesto Cruz (2)	55,500	39,146	94,646
Spencer Rhodes (2)	44,819	39,146	83,965
Jason Whitt (4) (5)	3,770	28,738	32,508

(1)           The amounts in this column represent the aggregate grant date fair value of the stock option awards as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors. These amounts are equal to the aggregate grant date fair value of the stock and option awards. At December 31, 2014, the non-employee directors held options to purchase an aggregate of 3,216,850 shares of common stock.

(2)           On May 7, 2014, each non-employee director received a stock option to purchase 18,500 shares of our common stock, exercisable at $3.09 per share for their service as directors. These options vest monthly over one year, through May 7, 2015. The non-employee directors received an annual retainer fee of $25,000, an additional committee chairman retainer fee of $7,000, $6,000, $5,000, and $2,000, for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively; and additional committee membership retainer fees of $7,000, $6,000, $5,000, or $1,000 for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively.

(3)           Resigned from Board of Directors effective August 12, 2014.

(4)           Appointed to the Board of Directors effective August 12, 2014.

(5)           On August 12, 2014, Mr. Whitt received a stock option to purchase 18,500 shares of our common stock, exercisable at $2.22 per share for his service as director. These options vest monthly over one year, through August 12, 2015.

Since 2012, our non-employee directors have been compensated under the Company’s director compensation program, which consists of the following elements:

• annual cash retainer of $25,000;

• committee chairpersons — additional retainer fees of $7,000 for the Executive Committee chairperson, $6,000 for the Audit Committee chairperson, $5,000 for the Compensation Committee chairperson and $2,000 for the Governance Committee chairperson;

• committee membership — additional retainer fees of $7,000 for the Executive Committee, $6,000 for the Audit Committee, $5,000 for the Compensation Committee and $1,000 for the Governance Committee;

• additional meeting fees — additional meeting fees of $1,000 for in-person or telephonic attendance of board or committee meetings in excess of eight meetings (combined total) per year;

• annual equity compensation of 18,500 stock options vesting monthly over one year; and

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

We do not provide our non-employee directors with initial inducement awards when they first join the board other than the regular annual equity award granted to our existing directors.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the last completed fiscal year are Spencer Rhodes and Ernesto Cruz. None of these individuals has ever been an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2014, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
	2012	3,370,184		$2.17	5,666,287
	2006	7,223,107		$2.30	0
	non-plan	443,038	(1)	$1.34	0
Equity compensation plans approved by security holders	total	11,036,329		$2.22	5,666,287

Equity compensation plans not approved by security holders		0			0

Total		11,036,329			5,666,287

(1) The Board of Directors approved and our stockholders ratified the issuance of 443,038 of stock options under the Prior Plan outside of our stock incentive plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 29, 2015, by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our Named Executive Officers;

•	each of our directors and nominees; and

•	all of our executive officers, directors and nominees as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

John Abbott (2)	3,143,517	6.4%
William Alena (3)	360,294	*
Frederic Beckley (4)	298,041	*
David Clark (5)	310,719	*
Jean Clifton (6)	41,167	*
Geoffrey Cook (7)	2,345,791	5.0%
Ernesto Cruz (8)	138,534	*
Rich Friedman (9)	255,414	*
Spencer Rhodes (10)	157,229	*
Jason Whitt (11)	19,584	*
All directors and executive officers as a group (10 persons) (12)	7,070,290	13.8%

Mexicans & Americans Trading Together, Inc. (13)	4,422,932	9.3%
U.S. Venture Partners IX, L.P. (14)	4,012,003	8.6%
Harvest Capital Strategies, LLC (15)	4,575,000	9.9%

 ____________

*	Less than 1%

(1)           Applicable percentages are based on 44,910,034 shares of common stock outstanding as of April 29, 2015 and 1,479,949 shares of common stock underlying outstanding Series A-1 (which votes on an as-converted basis), adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, MeetMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2)          Mr. Abbott is a director and served as an executive officer until March 11, 2013.  Includes 3,006,017 shares issuable upon the exercise of vested stock options.

(3)          Mr. Alena is an executive officer. Includes 305,667 shares issuable upon the exercise of vested stock options.

(4)          Mr. Beckley is an executive officer. Includes 243,167 shares issuable upon the exercise of vested stock options.

(5)          Mr. Clark is an executive officer. Includes 240,235 shares issuable upon the exercise of vested stock options.

(6)         Ms. Clifton is a director. Includes 41,167 shares issuable upon the exercise of vested stock options.

(7)          Mr. Cook is a director and executive officer.  Includes 499,700 shares issuable upon the exercise of vested stock options.

(8)         Mr. Cruz is a director.  Includes 126,667 shares issuable upon the exercise of vested stock options.

(9)          Mr. Friedman is an executive officer. Includes 169,401 shares issuable upon the exercise of vested stock options.

(10)       Mr. Rhodes is a director. Includes 41,167 shares issuable upon the exercise of vested stock options.

(11)       Mr. Whitt is a director. Includes 19,584 shares issuable upon the exercise of vested stock options.

(12)       Includes all executive officers and directors of MeetMe, Inc.

(13)        Represents: (i) 1,672,407 shares of common stock, (ii) 1,479,949 shares of common stock underlying Series A-1 and (iii) 1,270,576 shares issuable upon exercise of warrants at $2.75 per share. The address is: c/o Willkie Farr & Gallagher LLP, 787 Seventh Avenue, New York, NY  10019, Attention: Maurice M. Lefkort, Esq.

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

            Prior to August 11, 2014, Alonso Ancira served on the Company’s Board as a non-employee director. Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of AHMSA, which owns MATT Inc. On March 23, 2012, MeetMe started performing services relating to its Social Theater product under an oral arrangement with MATT, Inc., and on March 24, 2012, the parties entered into a written agreement regarding the same.  MeetMe had provided approximately $6,000,000 of services under the arrangement. On March 5, 2013, the Company, AHMSA and MATT entered into an agreement to offset the Company’s $5,000,000 Subordinated Promissory Note dated January 25, 2008 (the “Note”) with approximately $6 million of accounts receivable that MATT and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  At the conclusion of that period, MATT forfeited 727,277 warrants. The Receivable represented approximately 38.2% of our accounts receivable and approximately 50% of our working capital as of December 31, 2012.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board, serves as a financial advisor to AHMSA. In connection with providing these services in 2014, AHMSA paid Mr. Abbott $346,666.

Board Independence

As required by the NASDAQ rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our general counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ rules.  The Board has determined Ms. Clifton, and Messrs. Cruz, Rhodes and Whitt, are independent directors in accordance with the listing rules of NASDAQ. The Board has determined that each of the members of the Audit Committee, Ms. Clifton and Messrs. Cruz and Rhodes, are independent in accordance with the independence standards for audit committees under the NASDAQ listing rules and Rule 10A-3 of the Exchange Act. The Board has determined that each of the members of the Compensation Committee, Messrs. Rhodes and Cruz, are independent in accordance with the independence standards for compensation committees under the NASDAQ listing rules and Rule 10C-1 of the Exchange Act.

Board and Board committee members as of April 29, 2015:

Name	Independent	Executive	Audit	Compensation	Governance

John Abbott		Chairman
Jean Clifton	✔		✔
Geoffrey Cook		✔
Ernesto Cruz	✔		Chairman	✔	✔
Spencer Rhodes	✔	✔	✔	Chairman
Jason Whitt	✔				Chairman

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

Principal Accountant Fees and Services

All of the services provided and fees charged by McGladrey LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013, were approved by our Audit Committee.  The following table shows the fees paid to McGladrey LLP.

	2014 ($)	2013 ($)
Audit Fees (1)	159,000	180,497
Audit Related Fees (2)	28,183	23,259
Tax Fees (3)	41,155	28,829
All Other Fees (4)	76,619	63,902

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

(4)          All other fees – these fees include $12,888 of valuation services and fees for internal controls testing of $63,731 provided by other consultants. All other fees for 2013 include valuation services $12,888 and fees for internal control testing of $51,014 provided by other consultants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K

Number           Description

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Advertising Agreement with Beanstock Media, Inc.	10-K	3/13/15	10.23
10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11

10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41#	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42#	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.44	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.45	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.46	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries	10-K	03/13/15	21.1
23.1	Consent of McGladrey LLP	10-K	03/13/15	23.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)	10-K	03/13/15	32.1
32.2	Certification of Principal Financial Officer (Section 906)	10-K	03/13/15	32.2
101.INS	XBRL Instance Document	10-K	03/13/15
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	03/13/15
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/13/15
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/13/15
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/13/15
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/13/15

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

MeetMe, Inc.

By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22#	Form of Media Publisher Agreement with Beanstock Media Inc.	10-Q	11/8/13	10.3
10.23#	Advertising Agreement with Beanstock Media, Inc.	10-K	3/13/15	10.23
10.24	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.25	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6

10.26	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.27	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.28	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.29	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.30	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.31	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.32	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.33	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.35	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.36	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.37	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.38	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.39	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.40	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.41#	Supplement No. 1 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.28
10.42#	Supplement No. 2 to the Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.29
10.43	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.44	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.45	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.46	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
21.1	List of Subsidiaries	10-K	03/13/15	21.1
23.1	Consent of McGladrey LLP	10-K	03/13/15	23.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)	10-K	03/13/15	32.1
32.2	Certification of Principal Financial Officer (Section 906)	10-K	03/13/15	32.2
101.INS	XBRL Instance Document	10-K	03/13/15
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	03/13/15
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/13/15
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/13/15
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/13/15
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/13/15

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