Form 10-Q
period 2015-03-31
MeetMe, Inc.
filed 2015-05-08
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of May 6, 2015
Common Stock, $0.001 par value per share	44,910,034 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2015 and 2014	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 Quantitative and Qualitative Disclosures about Market Risk	29
Item 4 Controls and Procedures	29
PART II. OTHER INFORMATION	30
Item 1 Legal Proceedings	30
Item 1A Risk Factors	30
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3 Defaults Upon Senior Securities	30
Item 4 Mine Safety Disclosures	30
Item 5 Other Information	30
Item 6 Exhibits	31
SIGNATURES	32
CERTIFICATIONS	33
INDEX TO EXHIBITS	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,835,822	$17,041,050
Accounts receivable, net of allowance of $324,000 and $586,000 at March 31, 2015 and December 31, 2014, respectively	10,741,066	9,045,269
Prepaid expenses and other current assets	1,051,909	790,031
Total current assets	26,628,797	26,876,350

Goodwill	70,646,036	70,646,036
Property and equipment, net	2,693,164	2,458,897
Intangible assets, net	2,414,747	2,894,330
Other assets	313,445	338,146
TOTAL ASSETS	$102,696,189	$103,213,759

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,845,433	$2,985,259
Accrued liabilities	2,417,242	3,249,404
Current portion of capital lease obligations	708,426	872,761
Current portion of long-term debt	2,125,897	2,068,326
Deferred revenue	230,337	218,484
Total current liabilities	7,327,335	9,394,234

Long-term capital lease obligation, less current portion, net	475,758	587,416
Long-term debt, less current portion, net	66,677	556,612
Other liabilities	514,258	418,530
TOTAL LIABILITIES	$8,384,028	$10,956,792

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferrred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	$1,000	$1,000
Common stock, $.001 par value; authorized - 100,000,000 Shares; 44,910,034 shares issued and outstanding at March 31, 2015 and December 31, 2014	44,914	44,914
Additional paid-in capital	297,616,433	297,001,168
Accumulated deficit	(203,350,186)	(204,072,240)
Accumulated other comprehensive loss	-	(717,875)
TOTAL STOCKHOLDERS' EQUITY	94,312,161	92,256,967
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,696,189	$103,213,759

See notes to consolidated financial statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Revenues	$11,628,976	$9,503,504

Operating Costs and Expenses:
Sales and marketing	1,215,320	2,159,088
Product development and content	6,319,804	6,857,440
General and administrative	1,619,904	1,929,645
Depreciation and amortization	815,915	1,085,459
Restructuring costs	-	120,202
Total Operating Costs and Expenses	9,970,943	12,151,834

Income (Loss) from Operations	1,658,033	(2,648,330)

Other Income (Expense):
Interest income	5,186	1,166
Interest expense	(158,866)	(420,243)
Change in warrant liability	(95,728)	(355,954)
Loss on cumulative foreign currency translation adjustment	(794,704)	-
Gain on sale of asset	163,333	-
Total Other Income (Expense)	(880,779)	(775,031)

Income (Loss) before Income Taxes	777,254	(3,423,361)
Income taxes	(55,200)	-
Net Income (Loss)	$722,054	$(3,423,361)
Preferred stock dividends	-	-
Net Income (Loss) Allocable to Common Stockholders	$722,054	$(3,423,361)

Basic and diluted net income (loss) per common stockholders
Basic net income (loss) per common stockholders	$0.02	$(0.09)
Diluted net income (loss) per common stockholders	$0.01	$(0.09)

Weighted average shares outstanding:
Basic	44,910,034	38,499,171
Diluted	48,246,763	38,499,171

Net Income (Loss)	722,054	(3,423,361)
Foreign currency translation adjustment	-	27,701
Comprehensive income (loss)	$722,054	$(3,395,660)

See notes to consolidated financial statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE MONTH ENDED MARCH 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050
Vesting of stock options for compensation	-	-	-	-	3,718,314	-	-	3,718,314
Exercise of warrants	-	-	89,230	89	174,802	-	-	174,891
Issuance of Common Stock	-	-	5,750,000	5,750	10,599,152	-	-	10,604,902
Issuance of Common Stock for Vested RSAs	-	-	556,475	557	(557)	-	-	-
Exercise of stock options	-	-	38,834	39	12,459	-	-	12,498
Cancellation of Common Shares	-	-	(1,864)	(2)	2	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(99,523)	(99,523)
Net loss	-	-	-	-	-	(3,962,165)	-	(3,962,165)
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	-	-	-	-	615,265	-	-	615,265
Foreign currency translation adjustment	-	-	-	-	-	-	(76,829)	(76,829)
Loss on cumulative foreign currency translation adjustment	-	-	-	-	-	-	794,704	794,704
Net income	-	-	-	-	-	722,054	-	722,054
Balance—March 31, 2015	1,000,000	$1,000	44,910,034	$44,914	$297,616,433	$(203,350,186)	$-	$94,312,161

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$722,054	$(3,423,361)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	815,915	1,085,459
Gain on sale of asset	(163,333)	-
Vesting of stock options for compensation	615,265	941,287
Change in warrant liability	95,728	355,954
Loss on cumulative foreign currency translation adjustment	794,704	-
Bad debt recovery	(262,000)	(45,000)
Amortization of discounts on notes payable and debt issuance costs	63,623	256,939
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,448,278)	1,606,070
Prepaids expenses, other current assets and other assets	(265,046)	(26,719)
Accounts payable and accrued expenses	(1,926,512)	(345,556)
Deferred revenue	11,853	(10,924)
Net cash (used in) provided by operating activities	(946,027)	394,149
Cash flows from investing activities:
Purchase of property and equipment	(664,780)	(37,156)
Proceeds from sale of asset	255,000	-
Net cash used in investing activities	(409,780)	(37,156)
Cash flows from financing activities:
Payments of capital leases	(275,993)	(230,022)
Payments on long-term debt	(495,987)	(683,358)
Net cash used in financing activities	(771,980)	(913,380)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	(2,127,787)	(556,387)
Effect of foreign currency exchange rate on cash	(77,441)	12,082
Net decrease in cash and cash equivalents	(2,205,228)	(544,305)

Cash and cash equivalents at beginning of period	17,041,050	6,330,532
Cash and cash equivalents at end of period	14,835,822	5,786,227
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$95,245	$163,304
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrant exercise	$-	$174,891

See notes to consolidated financial statements.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, the allowance on accounts receivables, the fair value of financial instruments, the valuation of long-lived and indefinite-lived assets, and valuation of deferred tax assets, income taxes, contingencies and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable, but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause it to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturn, can increase the uncertainty already inherent in its estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in the Company's consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its website and mobile apps, primarily based on a cost per thousand model (CPM). The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations,” together, the ASC guidance. Revenue from internet advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The ASC guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the three months ended March 31, 2015 and 2014, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing the services to advertising agencies.

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

During the three months ended March 31, 2015 and 2014, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from online advertising is generally recognized as advertisements are requested. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 82% and 72% of the Company’s revenue came from advertising during the three months ended March 31, 2015 and 2014, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our website and mobile application users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products which put users in the spotlight, helping to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits are used by the customer; or (ii) the Company determines the likelihood of the Credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the three months ended March 31, 2015 and 2014 was $248,000 and $250,000, respectively. For “VIP” and other subscriptions based products, the Company recognizes revenue over the term of the subscription.

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

Beanstock Media Inc.

On September 25, 2013, we entered into a Media Publisher Agreement (the “Web Agreement”) with Beanstock Media, Inc. (“Beanstock”). The Web Agreement is effective from September 23, 2013 through December 31, 2015, unless earlier terminated.

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

For the three months ended March 31, 2015 and 2014, the Company recognized approximately $1,300,000 and $2,700,000 under the terms of the Web Agreement, respectively.

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

Per the Mobile Agreement, the Company began placing ad calls (not including prior test calls) with Beanstock on March 1, 2015 (the “Effective Date”).

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

Effective March 26, 2015, the Company amended the Mobile Agreement with Beanstock (the “Amendment”). Pursuant to the Amendment, the Company provided certain price reductions on its invoices to Beanstock for the months of March, 2015 and April, 2015, contingent upon certain events to which Beanstock must certify. The Amendment provides that the Company will implement certain changes to the ad logic for its MeetMe mobile application (the “App”) by May 1, 2015 as well as make certain product changes with respect to the App by June 1, 2015 or the Company will extend a credit to Beanstock against future invoices if such changes are not implemented until after the aforementioned deadlines. The Amendment increases the amount of liquidated damages payable by Beanstock under certain circumstances and provides the Company with a right to terminate the Mobile Agreement for convenience until September 1, 2015, and after such date with either sufficient advance notice or by paying a stated termination fee.

On May 6, 2015, the Company entered into a second amendment and joinder to the Mobile Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Beanstock will pay in full (i) the invoice dated March 31, 2015, under the Mobile Agreement (a portion of which is now overdue) on or before June 30, 2015 and (ii) all other amounts under the Mobile Agreement and the Web Agreement as they become due. In addition, Adaptive Medias, Inc. (“Adaptive”) will join as a party to the Mobile Agreement and guarantee Beanstock’s payment obligations under both the Mobile Agreement and the Web Agreement. If Beanstock fails to pay any amounts due under either the Mobile Agreement or the Web Agreement, Adaptive shall immediately upon demand pay all such owed amounts in full.  Pursuant to the Second Amendment, each of the Web Agreement and the Mobile Agreement will be assigned to Adaptive from Beanstock upon the earlier to occur of the (i) the closing of Adaptive’s acquisition of Beanstock, and (ii) September 1, 2015, provided that upon said date all amounts due under the Mobile Agreement and the Web Agreement have been paid in full.

For the three months ended March 31, 2015, the Company recognized approximately $1,600,000 under the terms of the Mobile Agreement.

Pinsight Media, Inc.

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (as amended, the “Pinsight Agreement”). The Pinsight Agreement was effective from October 31, 2013 through December 31, 2014, with a post-termination transition period that ended on March 31, 2015.

Pursuant to the Pinsight Agreement, Pinsight had the right and obligation to fill all of the Company’s advertising inventory on the App. The Pinsight Agreement did not apply to other mobile apps or virtual currency features on the App, including without limitation offer wall features and the Company’s Social Theater business.

Pinsight was obligated to pay for all ad requests that the Company delivered, whether or not Pinsight filled them. Pinsight paid specified CPM rates depending on the type of ad. The stated CPM rates for certain ads were subject to renegotiation under certain conditions; in such case, if the parties did not agree on a modified rate, then such ads would be excluded from the Agreement.

Pinsight assumed all risk with regards to collection of all applicable advertiser fees with respect to all advertising inventory and was not permitted to delay payment to the Company as a result of non-collection or delay of payment by the advertisers.

Pinsight was obligated to comply with the Company’s advertising editorial guidelines as in effect from time to time.

For the three months ended March 31, 2015 and 2014, the Company recognized approximately $5,100,000 and $3,300,000 in revenue under the terms of the Pinsight Agreement, respectively.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. Amounts recorded for senior loans payable, net of discount, and loans payable also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense). The entity's foreign operations were substantially liquidated in the first quarter of 2015.

Net Income (Loss) per Share

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$722,054	$(3,423,361)
Denominator:
Weighted-average shares outstanding	44,910,034	38,499,171
Effect of dilutive securities	3,336,729	-
Weighted-average diluted shares	48,246,763	38,499,171

Basic earnings (loss) per share	$0.02	$(0.09)
Diluted earnings (loss) per share	$0.01	$(0.09)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share:

	Three Months Ended March 31,
	2015	2014
Stock options	7,470,129	9,147,214
Unvested restricted stock awards	-	1,309,750
Warrants	2,812,414	2,812,414
Convertible preferred stock	1,479,949	1,479,949
Totals	11,762,492	14,749,327

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the three months ended March 31, 2015 and 2014, two customers comprised approximately 69% and 63% of total revenues, respectively. Two customers comprised 75% and 66% of total accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

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

Note 2—Fair Value Measurements

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2015
Assets
Money market	$10,017,947	$-	$-	$10,017,947
Total assets	$10,017,947	$-	$-	$10,017,947
Liabilities
Warrants to purchase common stock	$-	$-	$514,258	$514,258
Total Liabilities	$-	$-	$514,258	$514,258
December 31, 2014
Assets
Money market	$10,014,243	$-	$-	$10,014,243
Total assets	$10,014,243	$-	$-	$10,014,243
Liabilities
Warrants to purchase common stock	$-	$-	$418,530	$418,530
Total Liabilities	$-	$-	$418,530	$418,530

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability

Balance as of December 31, 2014	$418,530
Changes in estimated fair value	95,728
Balance as of March 31, 2015	$514,258

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2015 and the year ended December 31, 2014.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.94% at March 31, 2015 and weighted average volatility of 85.24%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's condensed consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the condensed consolidated statement of operations and comprehensive income (loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the three months ended March 31, 2015 and the year ended December 31, 2014.

Note 3—Intangible Assets

Intangible assets consist of the following:

	March 31, 2015	December 31, 2014

Trademarks and domains names	$5,849,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,739,994	9,014,994
Less accumulated amortization	(6,325,247)	(6,120,664)
Intangible assets - net	$2,414,747	$2,894,330

Amortization expense was approximately $388,000 and $490,000 for the three months ended March 31, 2015 and 2014, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31,
Remaining in 2015	$1,136,249
2016	1,278,498
Total	$2,414,747

 Note 4—Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014

Servers, computer equipment and software	$8,881,200	$8,221,009
Office furniture and equipment	57,359	62,447
Leasehold Improvements	378,389	378,389
	9,316,948	8,661,845
Less accumulated depreciation/amortization	(6,623,784)	(6,202,948)
Property and equipment—net	$2,693,164	$2,458,897

For the three months ended March 31, 2015 and 2014, property and equipment depreciation and amortization expense was approximately $428,000 and $596,000, respectively.

Note 5— Long-Term Debt

The components of the Company’s total indebtedness were as follows:

	March 31,	December 31,
	2015	2014
Senior Loans Payable:
Term Loan	$2,313,819	$2,809,806
Less: unamortized discount	(121,245)	(184,868)
Total long-term debt, net	2,192,574	2,624,938
Less current portion	(2,125,897)	(2,068,326)
Total long-term debt, less current portion, net	$66,677	$556,612

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the initial value of the warrants. The initial value of warrants have been capitalized within the other assets section of the consolidated balance sheets and are being amortized utilizing the effective interest method over the term of the loan. Amortization expense for the three months ended March 31, 2015 and 2014 was $63,623 and $256,939, respectively, and is included on the condensed consolidated statement of operations and comprehensive income (loss) in interest expense.

The lenders have a priority first security lien on substantially all assets of the Company.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2017. The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option. During 2014, the Company leased its operating facility in Sao Paulo, Brazil. The facility was closed on December 31, 2014.

Rent expense for the operating leases was approximately $567,000 and $547,000 for the three months ended March 31, 2015 and 2014, respectively.

Capital Leases

In 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates of ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through August 2017. During 2015, the Company did not enter into any new capital leases.

A summary of minimum future rental payments required under capital and operating leases as of March 31, 2015 are as follows:

	Capital Leases	Operating Leases
Remaining in 2015	$631,370	$1,332,002
2016	385,503	1,644,774
2017	225,879	1,207,702
2018	-	42,240
2019	-	-
Thereafter	-	-
Total minimum lease payments	$1,242,752	$4,226,718
Less: Amount representing interest	(58,568)
Total present value of minimum payments	1,184,184
Less: Current portion of such obligations	708,426
Long-term capital lease obligations	$475,758

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he had filed on April 23, 2015 in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint seeks damages of not less than $4 million. The Company believes the plaintiff’s allegations are without merit and intends to defend against them vigorously.

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

 Note 7—Stockholder’s Equity

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

The Company issued 38,834 shares of common stock in connection with the exercises of stock options during the year ended December 31, 2014. There were no exercises of stock options or warrants in the three months ended March 31, 2015.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2015 and 2014, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statement of operations and comprehensive income (loss) as follows:

	For the Three Months ended March 31,
	2015	2014
Sales and marketing	$66,826	$116,990
Product development and content	320,835	514,745
General and administrative	227,604	309,552
Total stock-based compensation for vesting of options and RSA's	$615,265	$941,287

As of March 31, 2015, there was approximately $3.2 million of total unrecognized compensation cost relating to stock options and RSA’s, which is expected to be recognized over a period of approximately two years. As of March 31, 2015, the Company had approximately $1.9 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of March 31, 2015, there were approximately 5.9 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,951,957	$2.25
Granted	7,500	$1.55
Exercised	-	$-
Forfeited or expired	(48,333)	$1.85
Outstanding at March 31, 2015	1,911,124	$2.26	8.6	$109,430
Exercisable at March 31, 2015	923,752	$2.06	8.3	$86,810

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2015:

Risk-free interest rate:	1.58%
Expected term (in years):	6.0
Expected dividend yield	-
Expected volatility:	83%

 The Company recorded stock-based compensation expense related to options of $344,829 for the three months ended March 31, 2015.

Restricted Stock Awards

The Company did not grant any RSAs during the three months ended March 31, 2015. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of $270,436 for the three months ended March 31, 2015.

A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2015 is as follows:

RSA's	Number of Restricted Stock Awards	Weighted- Average Stock Price
Outstanding at December 31, 2014	1,418,227	$2.07
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(21,166)	$1.83
Outstanding at March 31, 2015	1,397,061	$2.08
Unvested at March 31, 2015	1,397,061	$2.08

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

A summary of stock option activity under the 2006 Stock Plans during the three months ended March 31, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,223,107	$2.30
Granted	-	-
Exercised	-	$-
Forfeited or expired	(167,472)	$4.08
Outstanding at March 31, 2015	7,055,635	$2.26	4.3	$3,556,913
Exercisable at March 31, 2015	6,818,872	$2.21	4.2	$3,556,913

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2015	443,038	$1.34	4.6	$230,380
Exercisable at March 31, 2015	443,038	$1.34	4.6	$230,380

Note 8—Income Taxes

At March 31, 2015, the Company recorded an income tax expense of $55,200 primarily due to the limitation on the utilization of net operating losses to offset Alternative Minimum Taxable (AMT) income which creates an AMT liability for federal tax purposes. At March 31, 2015 and December 31, 2014, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both March 31, 2015 and December 31, 2014 are principally the result of federal and state net operating loss carryforwards of approximately $132 million. These net operating loss carryforwards will expire at various dates through 2033, if unused.

During the three months ended March 31, 2015 and 2014, the Company had no material changes in uncertain tax positions.

Note 9—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 7 – Stockholder’s Equity.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board of Directors, serves as a financial advisor to AHMSA. In connection with providing these services, AHMSA paid Mr. Abbott $250,000 and $90,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 10—Subsequent Events

On May 6, 2015, the Company entered into a second amendment and joinder to the Mobile Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Beanstock will pay in full (i) the invoice dated March 31, 2015, under the Mobile Agreement (a portion of which is now overdue) on or before June 30, 2015 and (ii) all other amounts under the Mobile Agreement and the Web Agreement as they become due. In addition, Adaptive Medias, Inc. (“Adaptive”) will join as a party to the Mobile Agreement and guarantee Beanstock’s payment obligations under both the Mobile Agreement and the Web Agreement. If Beanstock fails to pay any amounts due under either the Mobile Agreement or the Web Agreement, Adaptive shall immediately upon demand pay all such owed amounts in full.  Pursuant to the Second Amendment, each of the Web Agreement and the Mobile Agreement will be assigned to Adaptive from Beanstock upon the earlier to occur of the (i) the closing of Adaptive’s acquisition of Beanstock, and (ii) September 1, 2015, provided that upon said date all amounts due under the Mobile Agreement and the Web Agreement have been paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term (“MD&A”) is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;
●	our expectations regarding mobile usage by our users;
●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;
●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;
●	our expectations regarding agreements with our advertising partners;
●	our plans regarding product development, international growth and personnel;
●	our liquidity and expectations regarding uses of cash;
●	our expectations regarding payments relating to cost reduction initiatives;
●	the impact of new accounting policies; and
●	our plans for capital expenditures for the remainder of the year ending December 31, 2015.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our App upgrades and new features, the risk that unanticipated events affect the functionality of our App with popular mobile operating systems, any changes in such operating systems that degrade our App’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2014. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (MAUs) and daily active users (DAUs). We define a mobile user as one who accesses our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet. We define a web user who accesses meetme.com (other than the mobile optimized version) through a web browser. For the quarters ended March 31, 2015 and 2014, the total MeetMe MAUs were approximately 5.21 million and 4.76 million, respectively, and total MeetMe DAUs were approximately 1.18 million and 1.03 million, respectively. The aggregate total of registered users on meetme.com and the MeetMe mobile applications were approximately 115 million and 89 million, for the three months ended March 31, 2015 and 2014, respectively.

	Monthly Average for the
	Quarter Ended March 31,
	2015	2014
MAU- MeetMe	5,207,496	4,763,486

DAU- MeetMe	1,177,550	1,032,931

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms average revenue per user (ARPU) and average daily revenue per daily active user (ARPDAU). Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended March 31, 2015, MeetMe averaged 3.54 million mobile MAUs and 5.21 million total MAUs on average, as compared to 2.45 million mobile MAUs and 4.76 million total MAUs on average for the quarter ended March 31, 2014, a net increase of 1.09 million or 45% for mobile MAUs, and a net increase of 0.45 million or 10% for total MeetMe MAUs. Mobile DAUs increased 258,000 to 1.03 million for the quarter ended March 31, 2015, a 33% improvement, from 772,000 for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, MeetMe averaged 1.18 million total DAUs, as compared to 1.03 million total DAUs on average for the quarter ended March 31, 2014, a net increase of approximately 150,000 total DAUs, or 15%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 76% and our mobile ARPDAU by 32% to $8.24 million and $0.09, respectively, for the quarter ended March 31, 2015 from $4.7 million and $0.068, respectively, for the quarter ended March 31, 2014.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

Total Average Daily Active Users (DAU)
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.03
1.06
1.09
1.09
1.18
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Mobile Average Daily Active Users (DAU)
Thousands
1,200
1,000
800
600
400
200
0
772
837
888
923
1,029
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Total Average Monthly Active Users (MAU)
Millions
6
5
4
3
2
1
-
4.76
4.49
5.01
4.98
5.21
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Mobile Average Monthly Active Users (MAU)
Millions
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
2.45
2.58
2.91
3.09
3.54
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

In the quarter ended March 31, 2015, MeetMe earned an average of $0.78 ARPU on the web and $2.33 in ARPU in our mobile applications, as compared to $1.04 in web ARPU and $1.92 in mobile ARPU for the quarter ended March 31, 2014. In the quarter ended March 31, 2015, MeetMe earned an average of $0.102 in web ARPDAU and $0.09 in mobile ARPDAU, as compared to $0.11 in web ARPDAU and $0.07 in mobile ARPDAU for the quarter ended March 31, 2014.

Quarterly Average Revenue per User
Web (ARPU)
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
$1.04
$1.28
$1.01
$1.03
$0.78
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Quarterly Average Revenue per User
Mobile (ARPU)
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
$1.92
$2.19
$2.29
$2.46
$2.33
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Quarterly Average Revenue per DAU
Web (ARPDAU)
$0.140
$0.120
$0.100
$0.080
$0.060
$0.040
$0.020
$-
$0.109
$0.132
$0.122
$0.133
$0.102
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

Quarterly Average Revenue per DAU
Mobile (ARPDAU)
$0.100
$0.090
$0.080
$0.070
$0.060
$0.050
$0.040
$0.030
$0.020
$0.010
$-
$0.068
$0.074
$0.082
$0.090
$0.089
Q1 '14
Q2 '14
Q3 '14
Q4 '14
Q1 '15

First Quarter of 2015 Highlights

●	Mobile revenue grew 76% in the first quarter of 2015 to $8.2 million compared to the first quarter of 2014.

●	Mobile DAUs increased 33% in the first quarter of 2015 to 1.03M compared to the first quarter of 2014.

●	Mobile revenue in the first quarter of 2015 represented 71% of MeetMe company revenue, compared to 49% in the first quarter of 2014.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertisements on average to mobile users compared to our website users, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the first quarter of 2015, over 87% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 81% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2015, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

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

●

Seasonality:  Advertising spending is traditionally seasonal with a peak in the fourth quarter of each year. While seasonality has historically affected our revenue from quarter to quarter, we believe our relationships with Beanstock (web advertising and mobile advertising) have helped to minimize the impact of these traditional seasonal rate and revenue variations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-2015”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of adopting this new standard on our financial statement disclosures.

The following table sets forth a modified version of our consolidated statements of operations and comprehensive income (loss) that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2015	2014	2015 to 2014 Change ($)	2015 to 2014 Change (%)

Revenues	$11,628,976	$9,503,504	$2,125,472	22%

Operating Costs and Expenses
Sales and marketing	1,215,320	2,159,088	(943,768)	(44)%
Product development and content	6,319,804	6,857,440	(537,636)	(8)%
General and administrative	1,619,904	1,929,645	(309,741)	(16)%
Depreciation and amortization	815,915	1,085,459	(269,544)	(25)%
Restructuring costs	-	120,202	(120,202)	(100)%
Operating Expenses	9,970,943	12,151,834	(2,180,891)	(18)%

Income (Loss) from Operations	1,658,033	(2,648,330)	4,306,363	163%

Other Income (Expense):
Interest income	5,186	1,166	4,020	345%
Interest expense	(158,866)	(420,243)	261,377	(62)%
Change in warrant liability	(95,728)	(355,954)	260,226	(73)%
Loss on cumulative foreign currency translation adjustment	(794,704)	-	(794,704)	0.0%
Gain on sale of asset	163,333	-	163,333	0.0%
Total Other Income (Expense)	(880,779)	(775,031)	(105,748)	14%

Income (Loss) before income taxes	777,254	(3,423,361)	4,200,615	123%
Income taxes	(55,200)	-	(55,200)	0.0%
Net income (loss)	$722,054	$(3,423,361)	$4,145,415	121%

Comparison of the three months ended March 31, 2015 and 2014

Revenues

Our revenues were approximately $11.6 million, for the three months ended March 31, 2015, an increase of $2.1 million or 22% compared to $9.5 million for the same period in 2014.  The increase is attributable to a $3.6 million increase in mobile revenue partially offset by a $1.4 million decrease in web advertising revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising impressions on mobile devices. The decrease in web advertising revenue is attributable to the decline in web daily active users.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $944,000, or 44%, to approximately $1.2 million for the three months ended March 31, 2015 from $2.2 million for the comparable period of 2014. Decreased sales and marketing expenses are attributable to a decrease in advertising and marketing expense of approximately $500,000, and a decrease in employee related expenses of approximately $350,000.

Product Development and Content: Product development and content expenses decreased approximately $538,000, or 8%, to $6.3 million, for the three months ended March 31, 2015 from $6.9 million for the comparable period of 2014. The decrease in product development and content is attributable to a decrease in third party content costs for cross platform Social Theater campaigns of $266,000, a decrease in stock compensation costs of $194,000, and a decrease in salary expense of $110,000. The decrease in third party content costs for cross platform Social Theater campaigns was due to an improvement on costs structure for those cross platform revenue products.

General and Administrative: General and administrative expenses decreased $310,000, or 16% to $1.6 million for the three months ended March 31, 2015 from $1.9 million for the same period of 2014. The decrease in general and administrative expense was due to lower bad debt expense of $159,000, and a decrease in legal and other miscellaneous professional fees of $93,000.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense included in the operating expense by category, decreased approximately $326,000 to $615,000 for the three months ended March 31, 2015 from $941,000 for the three months ended March 31, 2014. Stock based compensation expense represented 6% and 8% of operating expenses for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was approximately $3.2 million of total unrecognized compensation cost, which we expect to recognize over a period of approximately two years.

	For the Three Months Ended March 31,
	2015	2014	2015 to 2014 Change ($)
Sales and marketing	$66,826	$116,990	$(50,164)
Product and content development	320,835	514,745	(193,910)
General and administrative	227,604	309,552	(81,948)
Total stock-based compensation	$615,265	$941,287	$(326,022)

Depreciation and amortization expense

Depreciation and amortization expense was $816,000 and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(946,027)	$394,149
Net cash used in investing activities	(409,780)	(37,156)
Net cash used in financing activities	(771,980)	(913,380)
	$(2,127,787)	$(556,387)

Net cash used in operations was approximately $946,000 for the three months ended March 31, 2015 compared to cash provided by operations of $394,000 for the same period in 2014.

For the three months ended March 31, 2015, net cash used in operations consisted primarily of net income of approximately $722,000 adjusted for certain non-cash expenses of approximately $816,000 of depreciation and amortization expense, $615,000 related to stock based compensation for the vesting of stock options, $795,000 related to loss on cumulative foreign currency translation adjustment, $163,000 for gain on sale of asset, and $64,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash used in operations.  These changes included increases in accounts receivable of approximately $1.4 million resulting from collections, $265,000 in prepaid expenses, and other current assets and other assets, and accounts payable and accrued expenses of $1.9 million.

Net cash used in investing activities in the three months ended March 31, 2015 of approximately $410,000, was due to capital expenditures of $665,000 for computer equipment to increase capacity and improve performance, offset by proceeds of $255,000 from the sale of an asset.

Net cash used in financing activities in the three months ended March 31, 2015 of approximately $772,000 was due to approximately $496,000 of debt payments, and $276,000 of capital lease payments.

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$14,835,822	$17,041,050
Total assets	$102,696,189	$103,213,759
Percentage of total assets	14%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2015, the Company had positive working capital of approximately $19.3 million.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of May 6, 2015, the Company owed approximately $2.0 million on its loan payable of which $1.2 million is due through December 2015, and the remainder of $0.8 million is due through April 2016.

During the three months ended March 31, 2015 the Company did not enter into any additional capital leases. As of March 31, 2015, capital leases that were previously entered into by the Company had $1.2 million in principal amount of capital lease indebtedness, of which approximately $631,000 is due through December 31, 2015.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $2.3 million for the remainder of 2015, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, income taxes, depreciation and amortization, stock-based compensation, warrant obligations, nonrecurring acquisition, restructuring or other expenses, loss on cumulative foreign currency translation adjustment, gain on sale of asset, and goodwill impairment charges, if any.  We exclude stock-based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) from operations allocable to common stockholders, a GAAP financial measure:

	For the Three Months Ended March 31,
	2015	2014

Net Income (Loss) allocable to common stockholders	$722,054	$(3,423,361)

Interest expense	158,866	420,243
Change in warrant liability	95,728	355,954
Income taxes	55,200	-
Depreciation and amortization	815,915	1,085,459
Stock-based compensation expense	615,265	941,287
Restructuring costs	-	120,202
Loss on cumulative foreign currency translation adjustment	794,704	-
Gain on sale of asset	(163,333)	-

Adjusted EBITDA (loss)	$3,094,399	$(500,216)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the three months ended March 31, 2015.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.  See Note 6 to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

Except for the Risk Factor below, there have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

We receive a substantial portion of our total revenue from agreements with our advertising partner, and its default or other inability to perform under these contracts could harm our business and results of operations.

We have entered into two agreements with Beanstock Media, Inc., or Beanstock, under which Beanstock now manages most of our web and mobile advertising inventory. We have a Media Publisher Agreement with Beanstock under which Beanstock has the exclusive right and obligation to fill substantially all of our remnant advertising inventory on www.meetme.com through December 31, 2015. In addition, we have entered into an Advertising Agreement with Beanstock whereby Beanstock will have the exclusive right and obligation to fill certain advertising inventory on our MeetMe mobile apps for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices, starting on March 1, 2015. We anticipate that revenue under both agreements for the year 2015 will constitute as much as 65% of our total revenue.

The Advertising Agreement with Beanstock was amended to join Adaptive Medias, Inc. (“Adaptive”), the potential acquirer of Beanstock, as a guarantor of Beanstock’s payment obligations under the Media Publisher Agreement and Advertising Agreement. If Beanstock or Adaptive fail to perform under either of these agreements, if we fail to renew either of these agreements, or do so on terms less favorable, there could be detrimental operating, financial and reputational consequences for our business. The loss of this relationship, the reduction or discontinuance of services, or the failure to achieve their projected targets could adversely affect our business. In particular, if Beanstock or Adaptive file for bankruptcy protection, become insolvent or otherwise fail to meet its payment obligations to us, we could be prevented from collecting on receivables under the respective agreement, which would have an adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.				Filed#
10.2	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed*
31.2	Certification of Principal Financial Officer (Section 302)				Filed*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

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

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MeetMe, Inc.

May 8, 2015	By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

May 8, 2015	By:	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1#	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.				Filed#
10.2	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed*
31.2	Certification of Principal Financial Officer (Section 302)				Filed*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

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

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.