Form 10-Q
period 2015-06-30
MeetMe, Inc.
filed 2015-08-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of August 3, 2015
Common Stock, $0.001 par value per share	45,462,637 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months and the six months ended June 30, 2015 and 2014	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 Controls and Procedures	32
PART II. OTHER INFORMATION	30
Item 1 Legal Proceedings	33
Item 1A Risk Factors	33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 Mine Safety Disclosures	33
Item 5 Other Information	33
Item 6 Exhibits	34
SIGNATURES	35
INDEX TO EXHIBITS	36
CERTIFICATIONS	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,191,072	$17,041,050
Accounts receivable, net of allowance of $368,000 and $586,000 at June 30, 2015 and December 31, 2014, respectively	11,106,887	9,045,269
Prepaid expenses and other current assets	967,098	790,031
Total current assets	28,265,057	26,876,350

Goodwill	70,646,036	70,646,036
Property and equipment, net	2,722,770	2,458,897
Intangible assets, net	2,035,998	2,894,330
Other assets	314,068	338,146
TOTAL ASSETS	$103,983,929	$103,213,759

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,679,353	$2,985,259
Accrued liabilities	2,730,300	3,249,404
Current portion of capital lease obligations	540,235	872,761
Current portion of long-term debt	1,733,446	2,068,326
Deferred revenue	214,710	218,484
Total current liabilities	6,898,044	9,394,234

Long-term capital lease obligation, less current portion, net	372,892	587,416
Long-term debt, less current portion, net	-	556,612
Other liabilities	457,850	418,530
TOTAL LIABILITIES	$7,728,786	$10,956,792

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	$1,000	$1,000
Common stock, $.001 par value; authorized - 100,000,000 Shares; 45,462,637 and 44,910,034 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	45,466	44,914
Additional paid-in capital	298,348,932	297,001,168
Accumulated deficit	(202,140,255)	(204,072,240)
Accumulated other comprehensive loss	-	(717,875)
TOTAL STOCKHOLDERS' EQUITY	96,255,143	92,256,967
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,983,929	$103,213,759

See notes to condensed consolidated financial statements

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2015	2014	2015	2014

Revenues	$11,086,878	$10,687,330	$22,715,854	$20,190,834
Operating Costs and Expenses:
Sales and marketing	1,094,068	1,935,678	2,309,388	4,094,766
Product development and content	6,083,455	6,855,739	12,403,259	13,713,179
General and administrative	1,774,991	2,194,138	3,394,895	4,123,783
Depreciation and amortization	801,260	1,079,932	1,617,175	2,165,391
Restructuring costs	-	-	-	120,202
Total Operating Costs and Expenses	9,753,774	12,065,487	19,724,717	24,217,321

Income (Loss) from Operations	1,333,104	(1,378,157)	2,991,137	(4,026,487)
Other Income (Expense):
Interest income	5,244	549	10,430	1,715
Interest expense	(122,989)	(241,643)	(281,855)	(661,886)
Change in warrant liability	56,408	181,493	(39,320)	(174,461)
Gain (loss) on cumulative foreign currency translation adjustment	11,614	-	(783,090)	-
Gain on sale of asset	-	-	163,333	-
Total Other Expense	(49,723)	(59,601)	(930,502)	(834,632)

Income (Loss) before Income Taxes	1,283,381	(1,437,758)	2,060,635	(4,861,119)
Income taxes	(73,450)	-	(128,650)	-
Net Income (Loss)	$1,209,931	$(1,437,758)	$1,931,985	$(4,861,119)
Preferred stock dividends	-	-	-	-
Net Income (Loss) Allocable to Common Stockholders	$1,209,931	$(1,437,758)	$1,931,985	$(4,861,119)

Basic and diluted income (loss) per common stockholders:
Basic income (loss) per common stockholders	$0.03	$(0.04)	$0.04	$(0.13)
Diluted income (loss) per common stockholders	$0.02	$(0.04)	$0.04	$(0.13)

Weighted average shares outstanding:
Basic	45,191,563	38,798,706	45,051,576	38,649,766
Diluted	49,022,622	38,798,706	48,625,068	38,649,766

Net Income (Loss)	$1,209,931	$(1,437,758)	$1,931,985	$(4,861,119)
Foreign currency translation adjustment	-	12,573	-	40,274
Comprehensive Income (Loss)	$1,209,931	$(1,425,185)	$1,931,985	$(4,820,845)

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967

Vesting of stock options for compensation	-	-	-	-	1,348,316	-	-	1,348,316

Restricted stock awards	-	-	552,603	552	(552)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(65,215)	(65,215)

Loss on cumulative foreign currency translation adjustment	-	-	-	-	-	-	783,090	783,090

Net income	-	-	-	-	-	1,931,985	-	1,931,985
Balance—June 30, 2015 (Unaudited)	1,000,000	$1,000	45,462,637	$45,466	$298,348,932	$(202,140,255)	$-	$96,255,143

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$1,931,985	$(4,861,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,617,175	2,165,391
Gain on sale of asset	(163,333)	-
Vesting of stock options for compensation	1,348,316	1,887,491
Change in warrant liability	39,320	174,461
Loss on cumulative foreign currency translation adjustment	783,090	-
Bad debt (recovery) expense	(218,000)	133,000
Amortization of discounts on notes payable and debt issuance costs	114,285	357,370
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,856,435)	2,592,668
Prepaid expenses, other current assets, and other assets	(181,731)	(16,542)
Accounts payable and accrued expenses	(1,780,325)	(992,103)
Deferred revenue	(3,774)	(40,021)
Net cash provided by operating activities	1,630,572	1,400,596
Cash flows from investing activities:
Purchase of property and equipment	(1,116,896)	(213,481)
Proceeds from sale of asset	255,000	-
Net cash used in investing activities	(861,896)	(213,481)
Cash flows from financing activities:
Payments of capital leases	(547,050)	(448,351)
Payments on long-term debt	(1,005,777)	(1,268,476)
Net cash used in financing activities	(1,552,827)	(1,716,827)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	(784,151)	(529,712)
Effect of foreign currency exchange rate on cash	(65,827)	37,937
Net decrease in cash and cash equivalents	(849,978)	(491,775)

Cash and cash equivalents at beginning of the period	17,041,050	6,330,532
Cash and cash equivalents at end of period	$16,191,072	$5,838,757

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$163,199	$304,488

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$-	$30,353
Warrant exercise	$-	$174,891

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

The Company believes that it has significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, the Company believes it is critical to establish a high density of users within the geographic regions it serves. As the Company’s network grows and the number of users in a location increases, the Company believes users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its website and mobile apps, primarily based on a cost per thousand model (CPM). The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations,” (together, the “ASC Guidance”). Revenue from internet advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The ASC Guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the six months ended June 30, 2015 and 2014, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing the services to advertising agencies.

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

During the six months ended June 30, 2015 and 2014, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from online advertising is generally recognized as advertisements are requested. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 83% and 76% of the Company’s revenue came from advertising during the six months ended June 30, 2015 and 2014, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our website and mobile application users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products which put users in the spotlight, helping users get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used for virtual products sold on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits are used by the customer; or (ii) the Company determines the likelihood of the Credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the six months ended June 30, 2015 and 2014 was $435,000 and $486,000, respectively. For “VIP” and other subscription based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’ platforms, including cost-per-action (“CPA”) currency incented promotions and sales on its proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the Credits to the users’ account. When a user performs an action, the user earns Credits and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

On September 25, 2013, we entered into a Media Publisher Agreement (the “Web Agreement”) with Beanstock Media, Inc. (“Beanstock”). The Web Agreement was effective from September 23, 2013 until June 2, 2015 when we terminated it as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Web Agreement, Beanstock had the exclusive right and obligation to fill all of our remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that was campaign or advertiser specific, (ii) any inventory we reserved in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. We could also continue to place inventory outside of the Web Agreement in direct sales.

Beanstock would pay for all advertising requests that we delivered, whether or not Beanstock filled the advertising request. For the United States, Beanstock would pay us specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock would pay us 90% of its net ad revenue for the Site.

We could terminate the Web Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party could terminate the Web Agreement if the other party was in material breach of its obligations and did not cure such breach, or if the other party filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a received is appointed for such party or its business.

For the six months ended June 30, 2015 and 2014, the Company recognized approximately $2,160,000 and $5,400,000 under the terms of the Web Agreement, respectively. As of June 30, 2015, $1.3 million remains outstanding and overdue under the Web Agreement. The Company will continue to assess any collectibility risk in connection with this balance.

On December 23, 2014, we entered into an Advertising Agreement with Beanstock (the “Mobile Agreement”). On June 2, 2015, we terminated the Mobile agreement with Beanstock as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Mobile Agreement, Beanstock had the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices (collectively, the “App”). The Mobile Agreement did not apply to interstitially placed advertisements, advertisements on versions of the App specific to the iPad and other Apple tablet devices, other mobile apps or in-app products or features on the App, including, without limitation, offer wall features and the Company’s Social Theater business.

Per the Mobile Agreement, the Company began placing ad calls (not including prior test calls) with Beanstock on March 1, 2015 (the “Effective Date”).

The Company could, on a basis substantially consistent with its advertising display logic (as set forth in the Mobile Agreement) (“Ad Logic”), (i) add additional sections or features to the App and provision them with ads, and (ii) change the locations and sizes of particular ad placements within the App; in any such case, all resulting ad placements would be subject to the Mobile Agreement. In addition, if the Company wished to increase the number, type, frequency or scope of placements in the Ad Logic, it would be required to first notify Beanstock and upon Beanstock’s written consent, such additional inventory would be added to the Ad Logic. If Beanstock withheld or denied said consent, then the additional inventory would remain outside of the scope of the Mobile Agreement and the Company could fill it otherwise.

Beanstock was required to pay for all ad requests that the Company delivered whether or not Beanstock filled them. Beanstock would pay specified CPM rates depending on the type of ad; provided, however, that if more than a stated percentage of impressions originated outside of the United States and Canada, then Beanstock would pay the Company a percentage of Beanstock’s gross revenue relating to such international ad impressions in excess of that percentage.

Beanstock was required to remit payments due to the Company within thirty days following the last day of each calendar month for that month regardless of advertiser campaign duration; provided, however, that if the balance owing under the Mobile Agreement exceeded a stated amount, then the Company could request Beanstock to accelerate payments so that the balance did not at any point exceed that amount, and Beanstock would be required do so within ten days and for so long as necessary to keep said balance under that amount. Beanstock assumed all risk with regards to collection of all applicable advertiser fees with respect to all of the advertising inventory and could not delay payment to the Company as a result of non-collection or delay of payment of fees by advertisers. Beanstock could not withhold or offset amounts owing the Mobile Agreement for any reason.

The Company determined the number of ad calls that it would place under the Mobile Agreement. If Beanstock determined that number to be less than 90% of the Company’s number for any particular month and the parties could not resolve the discrepancy, then the ad call number for that month would be 90% of the number that the Company originally determined.

Beanstock agreed to comply with the Company’s advertising editorial guidelines as in effect from time to time.

The Company could terminate the Mobile Agreement upon written notice (i) from the date thereof to the sixtieth day after the Effective Date, or (ii) if, in the Company’s sole discretion, the placement or running of ads on the App caused a diminution in user experience, including without limitation with respect to the crash rate.

In addition, the Mobile Agreement could be terminated upon written notice by (A) either party if the other party (i) was in material breach of its obligations and that party failed to cure said breach within ten days after receipt of written notice thereof from the non-breaching party, or (ii) filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a receiver was appointed for such other party or its business, or (B) the Company if Beanstock failed to pay any amount thereunder when due (any of the events in this sentence, “Cause”). If the Company terminated the Agreement for Cause or Beanstock terminated it wrongfully, then Beanstock would be required to pay the Company a stated amount as liquidated damages.

Effective March 26, 2015, the Company amended the Mobile Agreement with Beanstock (the “Amendment”). Pursuant to the Amendment, the Company provided certain price reductions on its invoices to Beanstock for the months of March, 2015 and April, 2015, contingent upon certain events to which Beanstock was required to certify. The Amendment provided that the Company would implement certain changes to the ad logic for its MeetMe mobile application (the “App”) by May 1, 2015 as well as make certain product changes with respect to the App by June 1, 2015 or the Company would extend a credit to Beanstock against future invoices if such changes were not implemented until after the aforementioned deadlines. The Amendment increased the amount of liquidated damages payable by Beanstock under certain circumstances and provided the Company with a right to terminate the Mobile Agreement for convenience until September 1, 2015, and after such date with either sufficient advance notice or by paying a stated termination fee.

On May 6, 2015, the Company entered into a second amendment and joinder to the Mobile Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Beanstock would pay in full (i) the invoice dated March 31, 2015, under the Mobile Agreement (a portion of which remains overdue) on or before June 30, 2015 and (ii) all other amounts under the Mobile Agreement and the Web Agreement as they become due. In addition, Adaptive Medias, Inc. (“Adaptive”) joined as a party to the Mobile Agreement to guarantee Beanstock’s payment obligations under both the Mobile Agreement and the Web Agreement. If Beanstock failed to pay any amounts due under either the Mobile Agreement or the Web Agreement, Adaptive would immediately upon demand pay all such owed amounts in full.

For the six months ended June 30, 2015, the Company recognized approximately $5,200,000 under the terms of the Mobile Agreement. As of June 30, 2015, the accounts receivable balance under the Mobile Agreement was $4.6 million. The Company will continue to assess any collectability risk in connection with this balance.

As of June 30, 2015, the accounts receivable balance under both agreements was $5.9 million. In addition, Beanstock owes $4 million of liquidated damages that are not recorded in the financials statements and are not included in the $5.9 million accounts receivable balance.

Pinsight Media+, Inc.

On October 31, 2013, the Company entered into an Advertising Agreement with Pinsight Media+, Inc. (“Pinsight”) (as amended, the “Pinsight Agreement”). The Pinsight Agreement was effective from October 31, 2013 through December 31, 2014, with a post-termination transition period that ended on March 1, 2015.

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

For the six months ended June 30, 2015 and 2014, the Company recognized approximately $5,100,000 and $7,700,000 in revenue under the terms of the Pinsight Agreement, respectively.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. Amounts recorded for senior loans payable, net of discount also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed in Note 2. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Net Income (Loss) per Share

Basic income or loss per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted income or loss per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted income (loss) per share for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$1,209,931	$(1,437,758)	$1,931,985	$(4,861,119)
Denominator:
Weighted-average shares outstanding	45,191,563	38,798,706	45,051,576	38,649,766
Effect of dilutive securities	3,831,059	-	3,573,492	-
Weighted-average diluted shares	49,022,622	38,798,706	48,625,068	38,649,766

Basic income (loss) per share	$0.03	$(0.04)	$0.04	$(0.13)
Diluted income (loss) per share	$0.02	$(0.04)	$0.04	$(0.13)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	9,083,998	9,786,546	9,341,565	9,786,546
Unvested restricted stock awards	-	1,715,627	-	1,715,627
Warrants	2,812,414	2,812,414	2,812,414	2,812,414
Convertible preferred stock	1,479,949	1,479,949	1,479,949	1,479,949
Totals	13,376,361	15,794,536	13,633,928	15,794,536

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no history of significant losses from uncollectible accounts. During the six months ended June 30, 2015 and 2014, two customers comprised approximately 55% and 65% of total revenues, respectively. Two customers comprised 62% and 66% of total accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

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

In April of 2015, the FASB updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and the Company does not expect adoption of this guidance will have a material impact on its financial statements.

Note 2—Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2015
Assets
Money market	$10,021,694	$-	$-	$10,021,694
Total assets	$10,021,694	$-	$-	$10,021,694
Liabilities
Warrants to purchase common stock	$-	$-	$457,850	$457,850
Total Liabilities	$-	$-	$457,850	$457,850
December 31, 2014
Assets
Money market	$10,014,243	$-	$-	$10,014,243
Total assets	$10,014,243	$-	$-	$10,014,243
Liabilities
Warrants to purchase common stock	$-	$-	$418,530	$418,530
Total Liabilities	$-	$-	$418,530	$418,530

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability

Balance as of December 31, 2014	$418,530
Changes in estimated fair value	39,320
Balance as of June 30, 2015	$457,850

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2015 and the year ended December 31, 2014.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.35% at June 30, 2015 and weighted average volatility of 83.57%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's condensed consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the condensed consolidated statement of operations and comprehensive income (loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the six months ended June 30, 2015 and the year ended December 31, 2014.

Note 3—Intangible Assets

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014

Trademarks and domains names	$5,849,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,739,994	9,014,994
Less accumulated amortization	(6,703,996)	(6,120,664)
Intangible assets - net	$2,035,998	$2,894,330

Amortization expense was approximately $379,000 and $489,000 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was approximately $767,000 and $979,000 for the six months ended June 30, 2015 and 2014, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31,
Remaining in 2015	$757,500
2016	1,278,498
Total	$2,035,998

 Note 4—Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014

Servers, computer equipment and software	$9,333,316	$8,221,009
Office furniture and equipment	57,359	62,447
Leasehold Improvements	378,389	378,389
	9,769,064	8,661,845
Less accumulated depreciation/amortization	(7,046,294)	(6,202,948)
Property and equipment—net	$2,722,770	$2,458,897

For the three months ended June 30, 2015 and 2014, property and equipment depreciation and amortization expense was approximately $423,000 and $590,000, respectively.  For the six months ended June 30, 2015 and 2014, property and equipment depreciation and amortization expense was approximately $851,000 and $1.2 million, respectively.

Note 5— Long-Term Debt

The components of the Company’s total indebtedness were as follows:

	June 30,	December 31,
	2015	2014
Senior Loans Payable:
Term Loan	$1,804,028	$2,809,806
Less: unamortized discount	(70,582)	(184,868)
Total long-term debt, net	1,733,446	2,624,938
Less current portion	(1,733,446)	(2,068,326)
Total long-term debt, less current portion, net	$-	$556,612

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which may be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would increase by $300,000 with the second and third tranche draw down of the Loan. The Loan payable is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the loan. Amortization expense for the three months ended June 30, 2015 and 2014 was $50,664 and $100,431, respectively, and is included on the statement of operations and comprehensive loss in interest expense. Amortization expense for the six months ended June 30, 2015 and 2014 was $114,286 and $357,370, respectively, and is included on the statement of operations and comprehensive income (loss) in interest expense.

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

Rent expense under these leases was approximately $507,000 and $546,000 for each of the three months ended June 30, 2015 and 2014, respectively. Rent expense under these leases was approximately $1.1 million for each of the six months ended June 30, 2015 and 2014, respectively.

Capital Leases

In 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through August 2017. During 2015, the Company did not enter into any new capital leases.

A summary of minimum future rental payments required under capital and operating leases as of June 30, 2015 are as follows:

	Capital Leases	Operating Leases
Remaining in 2015	$345,240	$823,868
2016	385,503	1,644,774
2017	225,879	1,207,702
2018	-	42,240
Total minimum lease payments	$956,622	$3,718,584
Less: Amount representing interest	(43,495)
Total present value of minimum payments	913,127
Less: Current portion of such obligations	540,235
Long-term capital lease obligations	$372,892

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015 in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint seeks damages of not less than $4 million. The Company believes the plaintiff’s allegations are without merit and intends to defend against them vigorously.

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

The Company issued 38,834 shares of common stock in connection with the exercise of stock options during the year ended December 31, 2014. There were no stock options or warrants exercised in the six months ended June 30, 2015.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statement of operations and comprehensive income (loss) as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales and marketing	$79,418	$125,180	$146,244	$242,170
Product development and content	335,443	593,115	656,278	1,107,860
General and administrative	318,190	319,806	545,794	629,358
Total stock-based compensation for vesting of options and awards	$733,051	$1,038,101	$1,348,316	$1,979,388

As of June 30, 2015, there was approximately $6.4 million of total unrecognized compensation cost relating to stock options and RSA’s, which is expected to be recognized over a period of approximately 2.3 years. As of June 30, 2015, the Company had approximately $3.6 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 2.3 years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of June 30, 2015, there were approximately 3.2 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,951,957	$2.25
Granted	1,430,000	$1.74
Exercised	-	$-
Forfeited or expired	(57,332)	$2.00
Outstanding at June 30, 2015	3,324,625	$2.04	9.0	$37,011
Exercisable at June 30, 2015	1,217,060	$2.17	8.3	$23,102

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2015:

Risk-free interest rate:	1.35%
Expected term (in years):	6.0
Expected dividend yield	-
Expected volatility:	88%

The Company recorded stock-based compensation expense related to options of $339,469 and $684,298 for the three and six months ended June 30, 2015, respectively.

Restricted Stock Awards

The Company granted 1,277,350 RSAs during the six months ended June 30, 2015. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of $393,582 and $664,018 for the three and six months ended June 30, 2015, respectively.

A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2015 is as follows:

RSA's	Number of Restricted Stock Awards	Weighted- Average Stock Price
Outstanding at December 31, 2014	1,418,227	$2.07
Granted	1,277,350	$1.69
Exercised	(552,603)	$2.02
Forfeited or expired	(36,383)	$1.82
Outstanding at June 30, 2015	2,106,591	$1.86
Unvested at June 30, 2015	2,106,591	$1.86

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

In 2008, the Company’s Board of Directors and stockholders approved an amendment to the 2006 Stock Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, the Company’s Board of Directors approved an amendment to the 2006 Stock Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, the Company’s stockholders ratified this amendment to the 2006 Stock Plan.  In June 2011 and November 2011, the Company’s Board of Directors and stockholders approved amendments to the 2006 Stock Plan to authorize the issuances of 4,000,000 additional shares of common stock. Pursuant to the terms of the 2006 Stock Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plan during the six months ended June 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,223,107	$2.30
Granted	-	-
Exercised	-	$-
Forfeited or expired	(182,304)	$4.07
Outstanding at June 30, 2015	7,040,803	$2.26	4.0	$2,895,456
Exercisable at June 30, 2015	6,996,622	$2.25	4.0	$2,895,456

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the six months ended June 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2015	443,038	$1.34	4.4	$159,494
Exercisable at June 30, 2015	443,038	$1.34	4.4	$159,494

Note 8—Income Taxes

For the six months ended June 30, 2015, the Company recorded income tax expense of $128,650 primarily due to the limitation on the utilization of net operating losses to offset Alternative Minimum Taxable (“AMT”) income which creates an AMT liability for federal tax purposes. At June 30, 2015 and December 31, 2014, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both June 30, 2015 and December 31, 2014 are principally the result of federal and state net operating loss carryforwards of approximately $137 million. Annual utilization of these net operating loss carry-forwards will be limited by Internal Revenue Code Section 382 due to various changes in corporate ownership over the years. The Company is in the process of completing a study of the annual limitations that will result. These net operating loss carryforwards will expire at various dates through 2033, if unused.

During the six months ended June 30, 2015 and 2014, the Company had no material changes in uncertain tax positions.

Note 9—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 7 – Stockholder’s Equity.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board of Directors, serves as the Chief Financial Officer to AHMSA. In connection with providing these services, AHMSA paid Mr. Abbott $250,000 and $90,000 for the three months ended June 30, 2015 and 2014, respectively and $500,000 and $180,000 for the six months ended June 30, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term (“MD&A”) is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;
●	our expectations regarding mobile usage by our users;
●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;
●	the impact of seasonality on our operating results;
●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;
●	our expectations regarding our ability to manage and fill our advertising inventory internally;
●	our plans regarding product development, international growth and personnel;
●	our liquidity and expectations regarding uses of cash;
●	our expectations regarding payments relating to cost reduction initiatives;
●	the impact of new accounting policies; and
●	our plans for capital expenditures for the remainder of the year ending December 31, 2015.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2014 and the Current Report on Form 8-K Filed on June 3, 2015. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

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

We believe that we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows and the number of users in a location increases, we believe users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a mobile user as one who accesses our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet. We define a web user who accesses meetme.com (other than the mobile optimized version) through a web browser. For the quarters ended June 30, 2015 and 2014, the total MeetMe MAUs were approximately 5.02 million and 4.49 million, respectively, and total MeetMe DAUs were approximately 1.18 million and 1.06 million, respectively. The aggregate total of registered users on meetme.com and the MeetMe mobile applications were approximately 122 million and 96 million, for the three months ended June 30, 2015 and 2014, respectively.

	Monthly Average for the
	Quarter Ended June 30,
	2015	2014
MAU- MeetMe	5,015,803	4,490,323

DAU- MeetMe	1,176,672	1,055,795

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended June 30, 2015, MeetMe averaged 3.67 million mobile MAUs and 5.02 million total MAUs on average, as compared to 2.58 million mobile MAUs and 4.49 million total MAUs on average for the quarter ended June 30, 2014, a net increase of 1.09 million or 42% for mobile MAUs, and a net increase of 0.53 million or 12% for total MeetMe MAUs. Mobile DAUs increased 219,000 to 1.06 million for the quarter ended June 30, 2015, a 26% improvement, from 837,000 for the quarter ended June 30, 2014. For the quarter ended June 30, 2015, MeetMe averaged 1.18 million total DAUs, as compared to 1.06 million total DAUs on average for the quarter ended June 30, 2014, a net increase of approximately 121,000 total DAUs, or 11%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 47% and our mobile ARPDAU by 16% to $8.28 million and $0.086, respectively, for the quarter ended June 30, 2015 from $5.6 million and $0.074, respectively, for the quarter ended June 30, 2014.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

Total Average Daily Active Users (DAU)
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.06
1.09
1.09
1.18
1.18
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Mobile Average Daily Active Users (DAU)
Thousands
1,200
1,000
800
600
400
200
0
837
888
923
1,029
1,056
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Total Average Monthly Active Users (MAU)
Millions
6
5
4
3
2
1
-
4.49
5.01
4.98
5.21
5.02
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Mobile Average Monthly Active Users (MAU)
Millions
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
2.58
2.91
3.09
3.54
3.67
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

In the quarter ended June 30, 2015, MeetMe earned an average of $0.75 ARPU on the web and $2.25 in ARPU in our mobile applications, as compared to $1.28 in web ARPU and $2.19 in mobile ARPU for the quarter ended June 30, 2014. In the quarter ended June 30, 2015, MeetMe earned an average of $0.097 in web ARPDAU and $0.086 in mobile ARPDAU, as compared to $0.132 in web ARPDAU and $0.074 in mobile ARPDAU for the quarter ended June 30, 2014.

Quarterly Average Revenue per User
Web (ARPU)
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
$1.28
$1.01
$1.03
$0.78
$0.75
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Quarterly Average Revenue per User
Mobile (ARPU)
$2.50
$2.45
$2.40
$2.35
$2.30
$2.25
$2.20
$2.15
$2.10
$2.05
$2.00
$2.19
$2.29
$2.46
$2.33
$2.25
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Quarterly Average Revenue per DAU
Web (ARPDAU)
$0.140
$0.120
$0.100
$0.080
$0.060
$0.040
$0.020
$-
$0.132
$0.122
$0.133
$0.102
$0.097
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Quarterly Average Revenue per DAU
Mobile (ARPDAU)
$0.100
$0.090
$0.080
$0.070
$0.060
$0.050
$0.040
$0.030
$0.020
$0.010
$-
$0.074
$0.082
$0.090
$0.089
$0.086
Q2 '14
Q3 '14
Q4 '14
Q1 '15
Q2 '15

Second Quarter of 2015 Highlights

●	Mobile revenue grew 47% in the second quarter of 2015 to $8.3 million compared to the second quarter of 2014.

●	Mobile DAUs increased 26% in the second quarter of 2015 to 1.06 million compared to the second quarter of 2014.

●	Mobile revenue in the second quarter of 2015 represented 75% of MeetMe company revenue, compared to 53% in the second quarter of 2014.

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

●

Platform Trends:  Increasing use of MeetMe on mobile devices may affect our revenue and financial results, as we currently display fewer advertisements on average to mobile users compared to our website users, and we earn less revenue per ad impression as a result of the mobile advertising market being less established than the web advertising market.  For example, in the second quarter of 2015, approximately 90% of our DAUs on average accessed MeetMe on mobile devices, yet we generated only 84% of our core platform revenue from our mobile usage. Improving the rate at which we monetize our growing mobile traffic is a key priority in 2015, as we expect our users to continue to shift their usage from web to mobile for the foreseeable future. The transition in our user access to mobile may impact revenues negatively in the short-term and medium-term as mobile monetization continues to mature.

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

●

Seasonality:  Advertising spending is traditionally seasonal with a peak in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect a growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first and second quarter each year.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April of 2015, the FASB updated the guidance related to the presentation of debt issuance costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and we do not expect adoption of this guidance will have a material impact on our financial statements.

The following table sets forth our consolidated statements of operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2015	2014	2015 to 2014 Change ($)	2015 to 2014 Change (%)

Revenues	$11,086,878	$10,687,330	$399,548	4%

Operating Costs and Expenses
Sales and marketing	1,094,068	1,935,678	(841,610)	(43)%
Product development and content	6,083,455	6,855,739	(772,284)	(11)%
General and administrative	1,774,991	2,194,138	(419,147)	(19)%
Depreciation and amortization	801,260	1,079,932	(278,672)	(26)%
Total Operating Costs and Expenses	9,753,774	12,065,487	(2,311,713)	(19)%

Income (Loss) from Operations	1,333,104	(1,378,157)	2,711,261	197%

Other Expense:
Interest income	5,244	549	4,695	855%
Interest expense	(122,989)	(241,643)	118,654	(49)%
Change in warrant liability	56,408	181,493	(125,085)	(69)%
Gain on cumulative foreign currency translation adjustment	11,614	-	11,614	0.0%
Total Other Income (Expense)	(49,723)	(59,601)	9,878	(17)%

Income (Loss) before Income Taxes	1,283,381	(1,437,758)	2,721,139	189%
Income taxes	(73,450)	-	(73,450)	0.0%
Net income (loss)	$1,209,931	$(1,437,758)	$2,647,689	184%

Comparison of the three months ended June 30, 2015 and 2014

Revenues

Our revenues were approximately $11.1 million, for the three months ended June 30, 2015, an increase of approximately $400,000 or 4% compared to $10.7 million for the same period in 2014.  The increase is attributable to a $2.6 million increase in mobile revenue partially offset by a $2.2 million decrease in web advertising revenue and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising impressions on mobile devices. The decrease in web advertising revenue is attributable to the decline in web daily active users.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $842,000, or 43%, to approximately $1.1 million for the three months ended June 30, 2015 from $1.9 million for the comparable period of 2014. Decreased sales and marketing expenses are attributable to a decrease in advertising and marketing expense of approximately $214,000, and a decrease in employee related expenses of approximately $500,000 due to lower headcount and as a result of the closure of the Brazil office.

Product Development and Content: Product development and content expenses decreased approximately $772,000, or 11%, to $6.1 million, for the three months ended June 30, 2015 from $6.9 million for the comparable period of 2014. The decrease in product development and content is attributable to a decrease in technical operation expense of approximately $250,000, a decrease in stock compensation costs of $258,000, and a decrease in employee expense of $174,000.

General and Administrative: General and administrative expenses decreased approximately $419,000, or 19% to $1.8 million for the three months ended June 30, 2015 from $2.2 million for the same period of 2014. The decrease in general and administrative expense was due to lower bad debt expense of $184,000, and a decrease in legal and other miscellaneous professional fees of $150,000.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense included in the operating expense by category, decreased approximately $305,000 to $733,000 for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014. Stock based compensation expense represented 7.5% and 8.6% of operating expenses for the three months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was approximately $6.4 million of total unrecognized compensation cost, which we expect to recognize over a period of approximately 2.3 years.

	For the Three Months Ended June 30,
	2015	2014	2015 to 2014 Change ($)
Sales and marketing	$79,418	$125,180	$(45,762)
Product and content development	335,443	593,115	(257,672)
General and administrative	318,190	319,806	(1,616)
Total stock-based compensation	$733,051	$1,038,101	$(305,050)

Depreciation and amortization expense

Depreciation and amortization expense was $801,000 and $1.1 million for the three months ended June 30, 2015 and 2014, respectively.

The following table sets forth our consolidated statements of operations that is used in the following discussions of our results of operations for the six month period ended June 30, 2015:

	For the Six Months Ended June 30,
	2015	2014	2015 to 2014 Change ($)	2015 to 2014 Change (%)

Revenues	$22,715,854	$20,190,834	$2,525,020	13%

Operating Costs and Expenses
Sales and marketing	2,309,388	4,094,766	(1,785,378)	(44)%
Product development and content	12,403,259	13,713,179	(1,309,920)	(10)%
General and administrative	3,394,895	4,123,783	(728,888)	(18)%
Depreciation and amortization	1,617,175	2,165,391	(548,216)	(25)%
Restructuring Costs	-	120,202	(120,202)	(100)%
Total Operating Costs and Expenses	19,724,717	24,217,321	(4,492,604)	(19)%

Income (Loss) from Operations	2,991,137	(4,026,487)	7,017,624	174%

Other Income (Expense):
Interest income	10,430	1,715	8,715	508%
Interest expense	(281,855)	(661,886)	380,031	(57)%
Change in warrant liability	(39,320)	(174,461)	135,141	(77)%
Loss on cumulative foreign currency translation adjustment	(783,090)	-	(783,090)	0.0%
Gain on sale of asset	163,333	-	163,333	0.0%
Total Other Expense	(930,502)	(834,632)	(95,870)	(11)%

Income (Loss) before Income Taxes	2,060,635	(4,861,119)	6,921,754	142%
Income taxes	(128,650)	-	(128,650)	0.0%
Net income (loss)	$1,931,985	$(4,861,119)	$6,793,104	140%

Comparison of the six months ended June 30, 2015 and 2014

Revenues

Our revenues were approximately $22.7 million for the six months ended June 30, 2015, an increase of approximately $2.5 million, or 13%, compared to $20.2 million for the same period in 2014. The increase is attributable to a $6.2 million increase in mobile revenue partially offset by a $3.7 million decrease in web advertising revenue and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising impressions on mobile devices. The decrease in web advertising revenue is attributable to the decline in web daily active users.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $1.8 million or 44%, to approximately $2.3 million for the six months ended June 30, 2015 from $4.1 million for the same period of 2014. Decreased sales and marketing expenses are attributable to a decrease in advertising and marketing expense of approximately $710,000, and a decrease in employee related expenses of approximately $800,000 due to lower headcount and as a result of the closure of the Brazil office.

Product Development and Content: Product development and content expenses decreased approximately $1.3 million, or 10%, to $12.4 million, for the six months ended June 30, 2015 from $13.7 million for the same period of 2014. The net decrease in product development and content expense is attributable to a net decrease of $350,000 of third party content costs for cross platform Social Theater affiliate campaigns, a decrease in technical operation expense of approximately $340,000, a decrease in stock compensation costs of $450,000, and a decrease in employee expense of $183,000. The decrease in third party content costs for cross platform Social Theater campaigns was due to an improvement on costs structure for those cross platform revenue products.

General and Administrative: General and administrative expenses decreased approximately $729,000, or 18%, to $3.4 million for the six months ended June 30, 2015 from $4.1 million for the same period of 2014. The aggregate decrease in general and administrative costs is due to a decrease in bad debt write-offs of $342,000, a decrease in legal and other miscellaneous professional fees of $270,000, and a decrease in stock compensation costs of $84,000.

Stock Based Compensation

Stock based compensation expense decreased approximately $631,000 to $1.4 million for the six months ended June 30, 2015 from $2.0 million for the same period of 2014. Stock based compensation expense represented 7% and 8% of operating expenses for the six months ended June 30, 2015, and 2014, respectively. As of June 30, 2015, and 2014, there was approximately $6.4 million and $5.7 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Six Months Ended June 30,		2015 to 2014
	2015	2014	Change ($)
Sales and marketing	$146,244	$242,170	$(95,926)
Product and content development	656,278	1,107,860	(451,582)
General and administrative	545,794	629,358	(83,564)
Total stock based compensation	$1,348,316	$1,979,388	$(631,072)

Depreciation and amortization expense

Depreciation and amortization expense was $1.6 million and $2.2 million for each of the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,630,572	$1,400,596
Net cash used in investing activities	(861,896)	(213,481)
Net cash used in financing activities	(1,552,827)	(1,716,827)
	$(784,151)	$(529,712)

Net cash provided by operations was approximately $1.6 million for the six months ended June 30, 2015 compared to $1.4 million for the same period in 2014.

For the six months ended June 30, 2015, net cash used in operations consisted primarily of net income of approximately $1.9 million adjusted for certain non-cash expenses of approximately $1.6 million of depreciation and amortization expense, $1.4 million related to stock based compensation for the vesting of stock options, $783,000 related to loss on cumulative foreign currency translation adjustment, $163,000 for gain on sale of asset, and $114,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash used in operations.  These changes included increases in accounts receivable of approximately $1.9 million resulting from collections, $182,000 in prepaid expenses, and other current assets and other assets, and accounts payable and accrued expenses of $1.8 million.

Net cash used in investing activities in the six months ended June 30, 2015 of approximately $862,000, was due to capital expenditures of $1.1 million for computer equipment to increase capacity and improve performance, offset by proceeds of $255,000 from the sale of an asset.

Net cash used in financing activities in the six months ended June 30, 2015 of approximately $1.6 million was due to approximately $1 million of debt payments, and $547,000 of capital lease payments.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$16,191,072	$17,041,050
Total assets	$103,983,929	$103,213,759
Percentage of total assets	16%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2015, the Company had positive working capital of approximately $21.4 million.

We entered into a Media Publisher Agreement with Beanstock Media, Inc. (“Beanstock”) on September 25, 2013 and an Advertising Agreement with Beanstock on December 23, 2014 (together, as amended, the “Beanstock Agreements”).  On June 2, 2015 we terminated the Beanstock Agreements as a result of non-payment by Beanstock of amounts owed.  As of June 30, 2015, the accounts receivable balance under the Beanstock Agreements was $5.9 million.  See Note 1 to the Condensed Consolidated Financial Statements for a further discussion of the Beanstock Agreements.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of July 30, 2015, the Company owed approximately $1.6 million on its loan payable of which $0.8 million is due through December 2015, and the remainder of $0.8 million is due through April 2016.

During the six months ended June 30, 2015 the Company did not enter into any additional capital leases. As of June 30, 2015, capital leases that were previously entered into by the Company had $913,000 in principal amount of capital lease indebtedness, of which approximately $326,000 is due through December 31, 2015.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $1.9 million for the remainder of 2015, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) from operations allocable to common stockholders, a GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Income (Loss) from Continuing Operations Allocable to Common Stockholders	$1,209,931	$(1,437,758)	$1,931,985	$(4,861,119)

Interest expense	122,989	241,643	281,855	661,886
Change in warrant liability	(56,408)	(181,493)	39,320	174,461
Income taxes	73,450	-	128,650	-
Depreciation and amortization	801,260	1,079,932	1,617,175	2,165,391
Stock-based compensation expense	733,051	1,038,101	1,348,316	1,979,388
Restructuring costs	-	-	-	120,202
Cumulative effect of foreign currency exchange	(11,614)	-	783,090	-
Gain on sale of asset	-	-	(163,333)	-
Adjusted EBITDA	$2,872,659	$740,425	$5,967,058	$240,209

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the six months ended June 30, 2015.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015 and the Current Report on Form 8-K. Filed on June 3, 2015, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.				Filed
10.2	Beanstock Notice of Termination	8-K	6/3/15	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed*
31.2	Certification of Principal Financial Officer (Section 302)				Filed*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MeetMe, Inc.

August 3, 2015	By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

August 3, 2015	By:	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.				Filed
10.2	Beanstock Notice of Termination	8-K	6/3/15	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed*
31.2	Certification of Principal Financial Officer (Section 302)				Filed*
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.