Form 10-Q
period 2015-09-30
MeetMe, Inc.
filed 2015-11-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of November 3, 2015
Common Stock, $0.001 par value per share	45,640,703 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months and the nine months ended September 30, 2015 and 2014	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 Quantitative and Qualitative Disclosures about Market Risk	33
Item 4 Controls and Procedures	33
PART II. OTHER INFORMATION	34
Item 1 Legal Proceedings	34
Item 1A Risk Factors	34
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3 Defaults Upon Senior Securities	34
Item 4 Mine Safety Disclosures	34
Item 5 Other Information	34
Item 6 Exhibits	35
SIGNATURES	36
INDEX TO EXHIBITS	37
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,528,283	$17,041,050
Accounts receivable, net of allowance of $338,000 and $586,000 at September 30, 2015 and December 31, 2014, respectively	10,956,933	9,045,269
Prepaid expenses and other current assets	911,601	790,031
Total current assets	27,396,817	26,876,350

Goodwill	70,646,036	70,646,036
Property and equipment, net	2,519,033	2,458,897
Intangible assets, net	1,657,248	2,894,330
Other assets	191,193	338,146
TOTAL ASSETS	$102,410,327	$103,213,759

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,745,902	$2,985,259
Accrued liabilities	3,178,405	3,249,404
Current portion of capital lease obligations	437,158	872,761
Current portion of long-term debt	1,246,809	2,068,326
Deferred revenue	207,753	218,484
Total current liabilities	6,816,027	9,394,234

Long-term capital lease obligation, less current portion, net	290,290	587,416
Long-term debt, less current portion, net	-	556,612
Other liabilities	412,318	418,530
TOTAL LIABILITIES	$7,518,635	$10,956,792

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 1,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	$1,000	$1,000
Common stock, $.001 par value; authorized - 100,000,000 Shares; 45,480,470 and 44,910,034 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	45,486	44,914
Additional paid-in capital	299,021,085	297,001,168
Accumulated deficit	(204,175,879)	(204,072,240)
Accumulated other comprehensive loss	-	(717,875)
TOTAL STOCKHOLDERS' EQUITY	94,891,692	92,256,967
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,410,327	$103,213,759

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$14,308,080	$11,604,724	$37,023,933	$31,795,558
Operating Costs and Expenses:
Sales and marketing	1,483,252	1,516,547	3,792,639	5,611,313
Product development and content	6,175,566	7,021,353	18,578,826	20,734,532
General and administrative	7,802,367	1,932,161	11,197,263	6,055,944
Depreciation and amortization	762,830	1,135,263	2,380,004	3,300,654
Restructuring costs	-	-		120,202
Total Operating Costs and Expenses	16,224,015	11,605,324	35,948,732	35,822,645

Income (Loss) from Operations	(1,915,935)	(600)	1,075,201	(4,027,087)

Other Income (Expense):
Interest income	5,303	2,679	15,733	4,394
Interest expense	(93,383)	(206,980)	(375,239)	(868,866)
Change in warrant liability	45,532	256,932	6,212	82,471
Loss on cumulative foreign currency translation adjustment	(78,987)	-	(862,078)	-
Gain on sale of asset	-	-	163,333	-
Total Other Income (Expense)	(121,535)	52,631	(1,052,039)	(782,001)

Income (Loss) before Income Taxes	(2,037,470)	52,031	23,162	(4,809,088)
Income taxes	1,849	-	(126,801)	-
Net Income (Loss)	$(2,035,621)	$52,031	$(103,639)	$(4,809,088)
Preferred stock dividends	-	-	-	-
Net income (loss) attributable to Common Stockholders	$(2,035,621)	$52,031	$(103,639)	$(4,809,088)

Net income (loss) per share attributable to Common Stockholders
Basic	$(0.04)	$0.00	$0.00	$(0.12)
Diluted	$(0.04)	$0.00	$0.00	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	45,470,686	43,092,803	45,192,785	40,131,955
DILUTED	45,470,686	43,092,803	45,192,785	40,131,955

Net Income (Loss)	$(2,035,621)	$52,031	$(103,639)	$(4,809,088)
Foreign currency translation adjustment	-	(74,389)	-	(34,115)
Comprehensive Loss	$(2,035,621)	$(22,358)	$(103,639)	$(4,843,203)

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967

Vesting of stock options for compensation	-	-	-	-	2,009,742	-	-	2,009,742

Issuance of Common Stock for Vested RSAs	-	-	557,603	557	(557)	-	-	-

Exercise of stock options	-	-	12,833	15	10,732	-	-	10,747

Foreign currency translation adjustment	-	-	-	-	-	-	(144,203)	(144,203)

Loss on cumulative foreign currency translation adjustment	-	-	-	-	-	-	862,078	862,078

Net loss	-	-	-	-	-	(103,639)	-	(103,639)
Balance—September 30, 2015 (Unaudited)	1,000,000	$1,000	45,480,470	$45,486	$299,021,085	$(204,175,879)	$-	$94,891,692

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(103,639)	$(4,809,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,380,004	3,300,654
Gain on sale of asset	(163,333)	-
Stock-based compensation	2,009,742	2,930,576
Loss on cumulative foreign currency translation adjustment	862,078	-
Bad debt expense (recovery)	(248,000)	116,000
Amortization of discounts on notes payable and debt issuance costs	151,631	445,867
Revaluation of Warrant Liability	(6,212)	(82,471)
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,676,482)	2,000,539
Prepaid expenses, other current assets, and other assets	(21,089)	(314,278)
Accounts payable and accrued expenses	(1,248,554)	(1,657,410)
Deferred revenue	(10,731)	(62,650)
Net cash provided by operating activities	1,925,415	1,867,739

Cash flows from investing activities:
Purchase of property and equipment	(1,297,237)	(590,385)
Proceeds from sale of asset	255,000	-
Net cash used in investing activities	(1,042,237)	(590,385)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	10,572,559
Proceeds from exercise of stock options	10,747	-
Payments of capital leases	(732,729)	(702,164)
Payments on long-term debt	(1,529,760)	(1,851,413)
Net cash (used in) provided by financing activities	(2,251,742)	8,018,982

Effect of foreign currency exchange rate on cash	(144,203)	(28,902)
Net (decrease) increase in cash and cash equivalents	(1,512,767)	9,267,434

Cash and cash equivalents at beginning of the period	17,041,050	6,330,532

Cash and cash equivalents at end of period	$15,528,283	$15,597,966

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$223,609	$422,661

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$-	$167,354
Warrant exercise settlement	$-	$174,891

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

MeetMe, Inc. (the “Company”) is a location-based social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets that facilitates interactions among users and encourages users to connect with each other. The Company monetizes through advertising, in-app purchases, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

The Company believes that it has significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, the Company believes it is critical to establish a high density of users within the geographic regions it serves. As the Company’s network grows and the number of users in a location increases, the Company believes that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

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

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause it to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturn, can increase the uncertainty already inherent in its estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in the Company’s consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its website and mobile apps, primarily based on a cost per thousand (“CPM”) model. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations” (together, the “ASC Guidance”). Revenue from advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The ASC Guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the nine months ended September 30, 2015 and 2014, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker, and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

In instances in which the Company works directly with an advertiser, revenue is recognized on a gross basis. The Company is the primary obligor in arrangements made with direct advertisers, as there is no third party facilitating or managing the sales process. The Company is solely responsible for determining price, product or service specifications, and which advertisers to use. The Company assumes all credit risk in the sales arrangements made with direct advertisers.

During the nine months ended September 30, 2015 and 2014, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s website and mobile applications and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are requested. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 83% and 77% of the Company’s revenue came from advertising during the nine months ended September 30, 2015 and 2014, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our website and mobile application users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products – these products put users in the spotlight, helping users get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the Credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits are used by the customer; or (ii) the Company determines the likelihood of the Credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive loss. Breakage recognized during the nine months ended September 30, 2015 and 2014 was $640,000 and $708,000, respectively. For “VIP” and other subscription-based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’s platforms, including cost-per-action (“CPA”) currency incented promotions and sales on its proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a users principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the Credits to the user's account. When a user performs an action, the user earns Credits and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

On September 25, 2013, we entered into a Media Publisher Agreement (the “Web Agreement”) with Beanstock Media, Inc. (“Beanstock”). The Web Agreement was effective from September 23, 2013 until June 2, 2015 when we terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Web Agreement, Beanstock had the exclusive right and obligation to fill all of our remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that was campaign or advertiser specific, (ii) any inventory we reserved in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. We could also have continued to place inventory outside of the Web Agreement in direct sales.

Beanstock was obligated to pay for all advertising requests that we delivered, whether or not Beanstock filled them. For the United States, Beanstock was obligated to pay us specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock was obligated to pay us 90% of its net ad revenue for the Site.

We could terminate the Web Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party could terminate the Web Agreement if the other party was in material breach of its obligations and did not cure such breach, or if the other party filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business.

For the nine months ended September 30, 2015 and 2014, the Company recognized approximately $2,160,000 and $7,700,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. As of September 30, 2015, the Company determined that the approximately $1.3 million receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

On December 23, 2014, we entered into an Advertising Agreement with Beanstock (the “Mobile Agreement”). On June 2, 2015, we terminated the Mobile agreement with Beanstock as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Mobile Agreement, Beanstock had the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the Site when accessed using a mobile device and as optimized for mobile devices (collectively, the “App”). The Mobile Agreement did not apply to interstitially placed advertisements, advertisements on versions of the App specific to the iPad and other Apple tablet devices, other mobile apps or in-app products or features on the App, including, without limitation, offer wall features and the Company’s Social Theater business.

Under the Mobile Agreement, the Company began placing ad calls (not including prior test calls) with Beanstock on March 1, 2015 (the “Effective Date”).

The Company could, on a basis substantially consistent with its advertising display logic (as set forth in the Mobile Agreement) (“Ad Logic”), (i) add additional sections or features to the App and provide them with ads, and (ii) change the locations and sizes of particular ad placements within the App; in any such case, all resulting ad placements would be subject to the Mobile Agreement. In addition, if the Company wished to increase the number, type, frequency or scope of placements in the Ad Logic, it would be required to first notify Beanstock and upon Beanstock’s written consent, such additional inventory would be added to the Ad Logic. If Beanstock withheld or denied said consent, then the additional inventory would remain outside of the scope of the Mobile Agreement and the Company could fill it otherwise.

Beanstock was required to pay for all ad requests that the Company delivered whether or not Beanstock filled them. Beanstock was required to pay specified CPM rates depending on the type of ad; provided, however, that if more than a stated percentage of impressions originated outside of the United States and Canada, then Beanstock was required to pay the Company a percentage of Beanstock’s gross revenue relating to such international ad impressions in excess of that percentage.

Beanstock was required to remit payments due to the Company within thirty days following the last day of each calendar month for that month regardless of advertiser campaign duration; provided, however, that if the balance owing under the Mobile Agreement exceeded a stated amount, then the Company could request Beanstock to accelerate payments so that the balance did not at any point exceed that amount, and Beanstock would be required do so within ten days and for so long as necessary to keep said balance under that amount. Beanstock assumed all risk with regards to collection of all applicable advertiser fees with respect to all of the advertising inventory and was not permitted to delay payment to the Company as a result of non-collection or delay of payment of fees by advertisers. Beanstock was not permitted to withhold or offset amounts owing the Mobile Agreement for any reason.

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

The Company could terminate the Mobile Agreement upon written notice (i) from the date thereof to the sixtieth day after the Effective Date, or (ii) if, in the Company’s sole discretion, the placement or running of ads on the App caused a diminution in user experience, including without limitation, with respect to the crash rate.

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

Effective March 26, 2015, the Company amended the Mobile Agreement with Beanstock (the “Amendment”). Pursuant to the Amendment, the Company provided certain price reductions on its invoices to Beanstock for the months of March, 2015 and April, 2015, contingent upon certain events to which Beanstock was required to certify. The Amendment provided that the Company would implement certain changes to the Ad Logic for the App by May 1, 2015 as well as make certain product changes with respect to the App by June 1, 2015. The Amendment increased the amount of liquidated damages payable by Beanstock under certain circumstances and provided the Company with a right to terminate the Mobile Agreement for convenience until September 1, 2015, and after such date with either sufficient advance notice or by paying a stated termination fee.

On May 6, 2015, the Company entered into a second amendment and joinder to the Mobile Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Beanstock would pay in full (i) the invoice dated March 31, 2015, under the Mobile Agreement (a portion of which remained overdue) on or before June 30, 2015 and (ii) all other amounts under the Mobile Agreement and the Web Agreement as they became due. In addition, Adaptive Medias, Inc. (“Adaptive”) joined as a party to the Mobile Agreement to guarantee Beanstock’s payment obligations under both the Mobile Agreement and the Web Agreement. If Beanstock failed to pay any amounts due under either the Mobile Agreement or the Web Agreement, Adaptive would immediately, upon demand, pay all such owed amounts in full.

For the nine months ended September 30, 2015, the Company recognized approximately $5,200,000 under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. As of September 30, 2015, the Company determined that the approximately $4.4 million receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

As of September 30, 2015, the accounts receivable balance written-off under both agreements was $5.7 million. In addition, Beanstock owes the Company $4.0 million under the Mobile Agreement of liquidated damages that have not been recorded in the financial statements and are not included in the approximately $5.7 million bad debt write-off.

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

Pinsight was obligated to pay for all ad requests that the Company delivered, whether or not Pinsight filled them. Pinsight paid specified CPM rates depending on the type of ad. The stated CPM rates for certain ads were subject to renegotiation under certain conditions; in such case, if the parties did not agree on a modified rate, then such ads would be excluded from the Pinsight Agreement.

Pinsight assumed all risk with regards to collection of all applicable advertiser fees with respect to all advertising inventory and was not permitted to delay payment to the Company as a result of non-collection or delay of payment by the advertisers.

Pinsight was obligated to comply with the Company’s advertising editorial guidelines as in effect from time to time.

For the nine months ended September 30, 2015 and 2014, the Company recognized approximately $5,100,000 and $13,285,000, respectively, in revenue under the terms of the Pinsight Agreement.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximates fair value due to their short maturities. Amounts recorded for senior loans payable, net of discount, also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed in Note 2. The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense). The Company’s foreign operations were substantially liquidated in the first quarter of 2015.

Net Income per Share

Basic income or loss per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted income per share for the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) for basic earnings per share	$(2,035,621)	$52,031	$(103,639)	$(4,809,088)
Change in fair value of warrant liability	-	256,932	-	-
Net loss for diluted earnings per share	$(2,035,621)	$(204,901)	$(103,639)	$(4,809,088)

Denominator:
Weighted-average shares outstanding	45,470,686	43,092,803	45,192,785	40,131,955

Basic income (loss) per share	$(0.04)	$0.00	$0.00	$(0.12)
Diluted income (loss) per share	$(0.04)	$0.00	$0.00	$(0.12)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	10,382,119	9,802,559	10,382,119	9,802,559
Unvested restricted stock awards	1,967,107	1,512,426	1,967,107	1,512,426
Warrants	2,812,414	2,812,414	2,812,414	2,812,414
Convertible preferred stock	1,479,949	1,479,949	1,479,949	1,479,949
Totals	16,641,589	15,607,348	16,641,589	15,607,348

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the nine months ended September 30, 2015 and 2014, three customers comprised approximately 46% and 66% of total revenues, respectively. Three customers comprised 14% and 66% of total accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

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

Note 2—Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

 Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds and warrants to purchase common stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’'s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2015
Assets
Money market	$10,025,484	$-	$-	$10,025,484
Total assets	$10,025,484	$-	$-	$10,025,484
Liabilities
Warrants to purchase common stock	$-	$-	$412,318	$412,318
Total Liabilities	$-	$-	$412,318	$412,318
December 31, 2014
Assets
Money market	$10,014,243	$-	$-	$10,014,243
Total assets	$10,014,243	$-	$-	$10,014,243
Liabilities
Warrants to purchase common stock	$-	$-	$418,530	$418,530
Total Liabilities	$-	$-	$418,530	$418,530

The following table sets forth a summary of changes in the fair value of the Company’s Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability

Balance as of December 31, 2014	$418,530
Changes in estimated fair value	(6,212)
Balance as of September 30, 2015	$412,318

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2015 and the year ended December 31, 2014.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate on 2.06% at September 30, 2015, and weighted average volatility of 82.47%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company’s condensed consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the condensed consolidated statement of operations and comprehensive income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires separate quantitative disclosures about the fair value measurements for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the nine months ended September 30, 2015 and the year ended December 31, 2014.

Note 3—Intangible Assets

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014

Trademarks and domains names	$5,849,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,739,994	9,014,994
Less accumulated amortization	(7,082,746)	(6,120,664)
Intangible assets - net	$1,657,248	$2,894,330

Amortization expense was approximately $379,000 and $489,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was approximately $1,145,000 and $1,469,000 for the nine months ended September 30, 2015 and 2014, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Years ending December 31,
Remaining in 2015	$378,750
2016	1,278,498
Total	$1,657,248

 Note 4—Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014

Servers, computer equipment and software	$8,632,361	$8,221,009
Office furniture and equipment	57,359	62,447
Leasehold improvements	369,137	378,389
	9,058,857	8,661,845
Less accumulated depreciation/amortization	(6,539,824)	(6,202,948)
Property and equipment—net	$2,519,033	$2,458,897

Property and equipment depreciation and amortization expense was approximately $384,000 and $646,000 for the three months ended September 30, 2015 and 2014, respectively. Property and equipment depreciation and amortization expense was approximately $1.2 million and $1.8 million for the nine months ended September 30, 2015 and 2014.

Note 5— Long-Term Debt

The components of the Company’s total indebtedness were as follows:

	September 30,	December 31,
	2015	2014
Senior Loans Payable:
Term Loan	$1,280,046	$2,809,806
Less: unamortized discount	(33,237)	(184,868)
Total long-term debt, net	1,246,809	2,624,938
Less current portion	(1,246,809)	(2,068,326)
Total long-term debt, less current portion, net	$-	$556,612

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. and Venture Lending & Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the company drawn on either tranche. The Loan is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the loan. Amortization expense for the three and nine months ended September 30, 2015 was $37,344 and $151,631, respectively, and is included on the statement of operations and comprehensive loss in interest expense. Amortization expense for the three and nine months ended September 30, 2014 was $88,497 and $445,865, respectively, and is included on the statement of operations and comprehensive loss in interest expense.

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

Rent expense under these leases was approximately $1.5 million and $1.6 million for the nine months ended September 30, 2015 and 2014. Rent expense under these leases was approximately $0.5 million and $0.6 million during the three months ended September 30, 2015 and 2014.

Capital Leases

In 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through August 2017. The Company did not enter into any new capital leases for the nine months ended September 30, 2015.

A summary of minimum future rental payments required under capital and operating leases as of September 30, 2015 are as follows:

	Capital Leases	Operating Leases
Remaining in 2015	$148,562	401,310
2016	385,503	1,644,774
2017	225,879	1,207,702
2018	-	42,240
Total minimum lease payments	$759,944	3,296,026
Less: Amount representing interest	(32,496)
Total present value of minimum payments	727,448
Less: Current portion of such obligations	437,158
Long-term capital lease obligations	$290,290

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint seeks damages of not less than $4 million. The Company believes the plaintiff’s allegations are without merit and intends to defend against them vigorously.

On August 7, 2015, the Company entered into a Settlement and Mutual Release (the “Settlement and Release”") with the People of the State of California (the “People”) resolving all claims relating to People of the State of California, ex rel. Dennis Herrera, San Francisco City Attorney v. MeetMe, Inc., et al. (Case No. CGC 14-537126), filed in the Superior Court of California, City of San Francisco, on February 3, 2014 (the "Litigation"). Pursuant to the Settlement and Release, (A) the Company agreed, inter alia, to (i) implement a number of privacy-related product changes, (ii) restate its Terms of Service and Privacy Policy, and (iii) pay $200,000 to the People. On August 19, 2015, the Court dismised the Litigation with prejudice.

On September 29, 2015, the Company filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock and Adaptive for collection of approximately $10 million, in the aggregate, due under the Web Agreement and the Mobile Agreement. On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against the Company, Beanstock, et al., alleging, in pertinent part, that the Company “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive’s joining the Mobile Agreement. Adaptive’s complaint seeks from the Company $600,000 plus unspecified punitive damages. The Company believes Adaptive’s allegations against it are without merit, and intends to defend against them and to pursue its collection action against Beanstock and Adaptive vigorously.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares are convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on a converted basis. The holders of the Series A-1 do not have any change of control or liquidation preferences.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 38,834 shares of common stock in connection with the exercise of stock options during the year ended December 31, 2014. During the nine months ended September 30, 2015, the Company issued 12,833 common shares in connection with the exercise of stock options. There were no warrants exercised in the nine months ended September 30, 2015.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statement of operations and comprehensive income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$83,264	$112,080	$229,508	$354,250
Product development and content	253,436	533,137	909,714	1,640,997
General and administrative	324,726	397,866	870,520	1,027,224
Total stock-based compensation for vesting of options and awards	$661,426	$1,043,083	$2,009,742	$3,022,471

As of September 30, 2015, there was approximately $5.0 million of total unrecognized compensation cost relating to stock options and RSAs, which is expected to be recognized over a period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the Company's stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of Company's common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of September 30, 2015, there were approximately 3.8 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,951,957	$2.25
Granted	1,462,500	$1.74
Exercised	(333)	$1.11
Forfeited or expired	(445,513)	$1.99
Outstanding at September 30, 2015	2,968,611	$2.04	8.7	$7,570
Exercisable at September 30, 2015	1,294,862	$2.17	8.1	$5,937

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2015:

Risk-free interest rate:	1.35%
Expected term (in years):	6.0
Expected dividend yield	-
Expected volatility:	88%

Restricted Stock Awards

The Company granted 1,277,350 RSAs during the nine months ended September 30, 2015. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.1 million for the nine months ended September 30, 2015.

A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2015 is as follows:

RSAs	Number of Restricted Stock Awards	Weighted- Average Stock Price
Outstanding at December 31, 2014	1,418,227	$2.07
Granted	1,277,350	$1.69
Exercised	(557,603)	$2.03
Forfeited or expired	(170,867)	$2.03
Outstanding at September 30, 2015	1,967,107	$1.84
Unvested at September 30, 2015	1,967,107	$1.84

2006 Stock Incentive Plan

On June 27, 2007, the Company's stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan.

In 2008, the Company’s Board of Directors and stockholders approved an amendment to the 2006 Stock Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  In November 2009, the Company’s Board of Directors approved an amendment to the 2006 Stock Plan to authorize the issuance of an additional 2,000,000 shares of common stock.  On June 4, 2010, the Company’s stockholders ratified this amendment to the 2006 Stock Plan.  In June 2011 and November 2011, the Company’s Board of Directors and stockholders, respectively, approved amendments to the 2006 Stock Plan to authorize the issuances of 4,000,000 additional shares of common stock. Pursuant to the terms of the 2006 Stock Plan, eligible individuals could be granted incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, or stock grant awards.

A summary of stock option activity under the 2006 Stock Plan during the nine months ended September 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,223,107	$2.30
Granted	-	-
Exercised	(12,500)	0.83
Forfeited or expired	(240,137)	4.26
Outstanding at September 30, 2015	6,970,470	$2.24	3.8	$2,389,989
Exercisable at September 30, 2015	6,926,291	$2.23	3.8	$2,389,989

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the nine months ended September 30, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	443,038	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2015	443,038	$1.34	4.1	$106,329
Exercisable at September 30, 2015	443,038	$1.34	4.1	$106,329

Note 8—Income Taxes

For the nine months ended September 30, 2015, the Company recorded income tax expense of $127,000, primarily due to the limitation on the utilization of net operating losses to offset Alternative Minimum Taxable (“AMT”) income which creates an AMT liability for federal tax purposes. At September 30, 2015 and December 31, 2014, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both September 30, 2015 and December 31, 2014 are principally the result of federal and state net operating loss carryforwards of approximately $72 million. The Company has completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of its net operating loss carryforwards due to historical changes in ownership.  That study concluded that $72 million of such accumulated net operating loss carryforwards, subject to annual limitation, should be available to offset future taxable income during the carryover period which extends through 2033.  If unused, these net operating loss carryforwards will expire at various dates through 2033.

During the nine months ended September 30, 2015 and 2014, the Company had no material changes in uncertain tax positions.

Note 9—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the “Organization”), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company, and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 7 – Stockholder’s Equity.

John Abbott, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, serves as the Chief Financial Officer to AHMSA. In connection with providing these services, AHMSA paid Mr. Abbott $250,000 and $90,000 for the three months ended September 30, 2015 and 2014, respectively, and $750,000 and $270,000 for the nine months ended September 30, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term (“MD&A”) is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;
●	our expectations regarding mobile usage by our users;
●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;
●	the impact of seasonality on our operating results;
●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;
●	our expectations regarding our ability to manage and fill our advertising inventory internally;
●	our plans regarding product development, international growth and personnel;
●	our liquidity and expectations regarding uses of cash;
●	our expectations regarding payments relating to cost reduction initiatives;
●	our ability to successfully pursue collection actions;
●	our expectations regarding the cost and outcome of our current and future litigation;
●	the impact of new accounting policies; and
●	our plans for capital expenditures for the remainder of the year ending December 31, 2015.

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

We believe that we have significant growth opportunities ahead as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a mobile user as one who accesses our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet. We define a web user who accesses meetme.com (other than the mobile optimized version) through a web browser. For the quarters ended September 30, 2015 and September 30, 2014 the total MeetMe MAUs were approximately 4.91 million and 5.01 million, respectively. MeetMe visits were approximately 1.9 billion and 1.1 billion, respectively, for the quarters ended September 30, 2015 and 2014. The aggregate total of registered users on the MeetMe platforms was approximately 129 million and 104 million, respectively, as of September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,
	2015	2014
MAU- MeetMe	4,912,894	5,013,344

DAU - MeetMe	1,162,232	1,089,732

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended September 30, 2015, MeetMe averaged 3.81 million mobile MAUs and 4.91 million total MAUs, as compared to 2.91 million mobile MAUs and 5.01 million total MAUs on average for the quarter ended September 30, 2014, a net increase of 900,000 million in mobile MAUs and a net decrease of 100,000 in total MAUs. Mobile DAUs averaged 1.06 million and 888,000 for the quarters ended September 30, 2015 and 2014, respectively. For the quarter ended September 30, 2015, MeetMe averaged 1.16 million total DAUs, as compared to 1.09 million total DAUs on average for the quarter ended September 30, 2014, a net increase of approximately 70,000.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 73% and our mobile ARPDAU by 45% to $11.6 million and $0.118, respectively, for the quarter ended September 30, 2015 from $6.7 million and $0.082, respectively, for the quarter ended September 30, 2014.  We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended September 30, 2015, MeetMe earned an average of $0.71 ARPU on the web and $3.03 in ARPU in our mobile applications, as compared to $1.01 in web ARPU and $2.29 in mobile ARPU for the quarter ended September 30, 2014. In the quarter ended September 30, 2015, MeetMe earned an average of $0.091 in web ARPDAU and $0.118 in mobile ARPDAU, as compared to $0.122 in web ARPDAU and $0.082 in mobile ARPDAU for the quarter ended September 30, 2014.

Third Quarter of 2015 Highlights

●	Mobile revenue grew 73% in the third quarter of 2015 to $11.6 million compared to the third quarter of 2014.

●	Mobile DAUs increased 19% in the third quarter of 2015 to 1.06 million compared to the third quarter of 2014.

●	Mobile revenue in the third quarter of 2015 represented 80.8% of MeetMe company revenue, compared to 57.6% in the third quarter of 2014.

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

●

Seasonality:  Advertising spending is traditionally seasonal with a peak in the fourth quarter of each year. We believe that this seasonality in advertising spending affects our quarterly results, which generally reflect a growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first and second quarters each year.

Growth trends in web and mobile MAUs and DAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile and international diversification also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new and improved features to drive social sharing and increase monetization.  The launch of additional languages to the platform facilitates international user growth.

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size, or prominence of the advertisements we display and traditional seasonality.  Social Theater is a revenue product for the MeetMe platform and on third-party sites.  Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base, and advertiser spending budgets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table sets forth our consolidated statements of operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2015	2014	2015 to 2014 Change ($)	2015 to 2014 Change (%)

Revenues	$14,308,080	$11,604,724	$2,703,356	23%

Operating Costs and Expenses:
Sales and marketing	1,483,252	1,516,547	(33,295)	(2)%
Product development and content	6,175,566	7,021,353	(845,787)	(12)%
General and administrative	7,802,367	1,932,161	5,870,206	304%
Depreciation and amortization	762,830	1,135,263	(372,433)	(33)%
Operating Expenses	16,224,015	11,605,324	4,618,691	40%

Loss from Operations	(1,915,935)	(600)	(1,915,335)	NM

Other Income (Expense):
Interest income	5,303	2,679	2,624	98%
Interest expense	(93,383)	(206,980)	113,597	(55)%
Change in warrant liability	45,532	256,932	(211,400)	(82)%
Loss on Cumulative Foreign Currency	(78,987)	-	(78,987)	100%
Total Other Income (Expense)	(121,535)	52,631	(174,166)	(331)%

Income (loss) before Income Taxes	(2,037,470)	52,031	(2,089,501)	NM
Income taxes	1,849	-	1,849	100%

Net Income (Loss)	$(2,035,621)	$52,031	$(2,087,652)	NM %

NM – not meaningful

Comparison of the three months ended September 30, 2015 and 2014

Revenues

Our revenues were approximately $14.3 million, for the three months ended September 30, 2015, an increase of $2.7 million or 23% compared to $11.6 million for the same period in 2014.  The increase is attributable to a $4.9 million increase in mobile revenue partially offset by a $2.2 million decrease in web advertising revenue and cross platform revenue. We believe the increase in mobile revenue is due to increased advertising rates on mobile devices. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $33,000, or 2%, to approximately $1.5 million for the three months ended September 30, 2015 from $1.5 million for the same period of 2014.   Decreased sales and marketing expenses are primarily attributable to decreased employee expenses offset by higher advertising spend. The decrease in employee expenses was due to lower headcount, as a result of the closure of the Brazil office.

Product Development and Content: Product development and content expenses decreased approximately $846,000, or 12%, to $6.2 million for the three months ended September 30, 2015, from $7.0 million for the same period of 2014. The net decrease in product development and content is attributable to decreased technical operation expenses as a result of the consolidation of servers in our data center, and a decrease in stock compensation expenses.

General and Administrative: General and administrative expenses increased $5.9 million, or 304%, to $7.8 million for the three months ended September 30, 2015 from $1.9 million for the same period of 2014.  The aggregate increase in general and administrative costs is primarily attributable to the bad debt write-off of Beanstock’s outstanding receivable balance.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, decreased approximately $382,000 to $661,000 for the three months ended September 30, 2015 from $1.0 million for the same period of 2014. Stock-based compensation expense represented 4% and 9% of operating expenses for the three months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30,
	2015	2014	2015 to 2014 Change ($)
Sales and marketing	$83,264	$112,080	$(28,816)
Product and content development	253,436	533,137	(279,701)
General and administrative	324,726	397,866	(73,140)
Total stock-based compensation	$661,426	$1,043,083	$(381,657)

Depreciation and amortization expense

Depreciation and amortization expense was $763,000 and $1.1 million for the three months ended September 30, 2015 and 2014.

The following table sets forth our consolidated statements of operations that is used in the following discussions of our results of operations for the nine month period ended September 30, 2015:

	For the Nine Months Ended September 30,
	2015	2014	2015 to 2014 Change ($)	2015 to 2014 Change (%)

Revenues	$37,023,933	$31,795,558	$5,228,375	16%

Operating Costs and Expenses
Sales and marketing	3,792,639	5,611,313	(1,818,674)	(32)%
Product development and content	18,578,826	20,734,532	(2,155,706)	(10)%
General and administrative	11,197,263	6,055,944	5,141,319	85%
Depreciation and amortization	2,380,004	3,300,654	(920,650)	(28)%
Acquisition and restructuring costs	-	120,202	(120,202)	(100)%
Operating Expenses	35,948,732	35,822,645	126,087	NM

Income (loss) from Operations	1,075,201	(4,027,087)	5,102,288	127%

Other Income (Expense):
Interest income	15,733	4,394	11,339	258%
Interest expense	(375,239)	(868,866)	493,627	(57)%
Change in warrant liability	6,212	82,471	(76,259)	(92)%
Loss on Cumulative Foreign Currency	(862,078)	-	(862,078)	NM
Gain on sale of asset	163,333	-	163,333	NM
Total Other Income (Expense)	(1,052,039)	(782,001)	(270,038)	(35)%

Income (Loss) before Income Taxes	23,162	(4,809,088)	4,832,250	NM
Income taxes	(126,801)	-	(126,801)	NM
Net Loss	$(103,639)	$(4,809,088)	$4,705,449	98%

NM – Not meaningful

Comparison of the nine months ended September 30, 2015 and 2014

Revenues

Our revenues were approximately $37.0 million for the nine months ended September 30, 2015, an increase of $5.2 million, or 16%, compared to $31.8 million for the same period in 2014. The increase in revenue is attributable to an $11.1 million increase in mobile revenue partially offset by a $5.9 million decrease in web advertising and cross platform revenue. We believe the increase in mobile revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, increased advertising impressions, and increased advertising rates on mobile devices. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $1.8 million, or 32%, to approximately $3.8 million for the nine months ended September 30, 2015, from $5.6 million for the same period of 2014. Decreased sales and marketing expenses are primarily attributable to a decrease of $1.0 million in employee expenses and decrease of $393,000 in advertising and marketing spend. The decrease in employee expenses was due to lower headcount, as a result of the closure of the Brazil office.

Product Development and Content: Product development and content expenses decreased approximately $2.2 million, or 10%, to $18.6 million, for the nine months ended September 30, 2015, from $20.7 million for the same period of 2014. The net decrease in product development and content expense is attributable to a net decrease of $900,000 in technical operations expenses as a result of the consolidation of servers in our data center, $400,000 in third party content costs for cross platform Social Theater affiliate campaigns, and a decrease in stock compensation costs of $730,000. The decrease in third party content costs for cross platform Social Theater campaigns was primarily due to lower cross platform revenue.

General and Administrative: General and administrative expenses increased $5.1 million, or 85%, to $11.2 million for the nine months ended September 30, 2015 from $6.1 million for the same period of 2014. The aggregate increase in general and administrative costs is primarily attributable to the bad debt write-off of Beanstock’s outstanding receivable.

Stock Based Compensation

Stock based compensation expense decreased approximately $1.0 million to $2.0 million for the nine months ended September 30, 2015 from $3.0 million for the same period of 2014. Stock based compensation expense represented 6% and 8% of operating expenses for the nine months ended September 30, 2015, and 2014, respectively. As of September 30, 2015, and 2014, there was approximately $5.0 million and $4.9 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Nine Months Ended September 30,		2015 to 2014
	2015	2014	Change ($)
Sales and marketing	$229,508	$354,250	$(124,742)
Product and content development	909,714	1,640,997	(731,283)
General and administrative	870,520	1,027,224	(156,704)
Total stock based compensation	$2,009,742	$3,022,471	$(1,012,729)

Depreciation and amortization expense

Depreciation and amortization expense was $2.4 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$1,925,415	$1,867,739
Net cash used in investing activities	(1,042,237)	(590,385)
Net cash (used in) provided by financing activities	(2,251,742)	8,018,982
	$(1,368,564)	$9,296,336

Net cash provided by operations was approximately $1.9 million for each of the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, net cash provided by operations consisted primarily of net loss of approximately $104,000 adjusted for certain non-cash expenses of approximately $2.4 million of depreciation and amortization expense, $2.0 million related to stock based compensation for the vesting of stock options, $862,000 related to loss on cumulative foreign currency translation adjustment, $163,000 for gain on sale of asset, and $152,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital decreased the net cash provided by operations.  These changes included increases in accounts receivable of approximately $1.7 million resulting from increased sales, offset by decreases in accounts payable and accrued expenses of $1.2 million due to timing of vendor payments.

For the nine months ended September 30, 2014, net cash provided by operations consisted primarily of a net loss from operations of approximately $4.8 million offset by non-cash expenses of approximately $3.3 million of depreciation and amortization expense, $2.9 million related to stock based compensation for the vesting of stock options, and $446,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital increased the net cash provided by continuing operations.  These changes included decreases in accounts receivable of approximately $2.0 million resulting from collections, offset by a net decrease in accounts payable, accrued expenses, and deferred revenue of $1.7 million.

Net cash used in investing activities in the nine months ended September 30, 2015 was approximately $1.0 million and was spent on capital expenditures of $1.3 million for computer equipment to increase capacity and improve performance, offset by proceeds of $255,000 from the sale of an asset.  During the nine months ended September 30, 2015 the Company did not enter into any additional capital leases.

Net cash used in investing activities in the nine months ended September 30, 2014 was approximately $590,000 and was spent on capital expenditures for computer equipment to increase capacity and improve performance.  Net cash used in investing activities in the nine months ended September 30, 2014 excluded approximately $167,000 of computer equipment purchased using capital leases.

Net cash used in financing activities in the nine months ended September 30, 2015 was approximately $2.3 million and was primarily spent on approximately $1.5 million of debt payments, and $733,000 of capital lease payments.

Net cash provided by financing activities in the nine months ended September 30, 2014 was approximately $8.0 million and was due to common stock offering proceeds of $10.6 million, offset by approximately $1.9 million of debt payments and $702,000 of capital lease payments.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$15,528,283	$17,041,050
Total assets	$102,410,327	$103,213,759
Percentage of total assets	15%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2015, the Company had positive working capital of approximately $20.5 million.

We entered into a Media Publisher Agreement with Beanstock Media, Inc. (“Beanstock”) on September 25, 2013 and an Advertising Agreement with Beanstock on December 23, 2014 (together, as amended, the “Beanstock Agreements”).  On June 2, 2015 we terminated the Beanstock Agreements as a result of non-payment by Beanstock of amounts owed.  As of September 30, 2015, we wrote-off the accounts receivable balance under the Beanstock Agreements of approximately $5.7 million as the amount was deemed to be uncollectible.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of September 30, 2015, the Company owed approximately $1.2 million on its loan payable of which $0.5 million is due through December 2015, and the remainder of $0.8 million is due through April 2016.

During the nine months ended September 30, 2015 the Company did not enter into any additional capital leases. As of September 30, 2015, capital leases that were previously entered into by the Company had $727,000 in principal amount of capital lease indebtedness, of which approximately $149,000 is due through December 31, 2015.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for the next 12 months.

We have budgeted capital expenditures of $1.0 million for the remainder of 2015, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We believe that both management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting, and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision-making and as a means to evaluate period-to-period comparison. Our management uses and relies on the following non-GAAP financial measure:

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, income taxes, depreciation and amortization, stock-based compensation, warrant obligations, nonrecurring acquisition, restructuring or other expenses, loss on cumulative foreign currency translation adjustment, gain on sale of asset, bad debt expense outside the normal range, and goodwill impairment charges, if any.  We exclude stock-based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) from operations allocable to common stockholders, a GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income (Loss) from Continuing Operations Allocable to Common Stockholders	$(2,035,621)	$52,031	$(103,639)	$(4,809,088)

Interest expense	93,383	206,980	375,239	868,866
Change in warrant liability	(45,532)	(256,932)	(6,212)	(82,471)
Income taxes	(1,849)	-	126,801	-
Depreciation and amortization	762,830	1,135,263	2,380,004	3,300,654
Stock-based compensation expense	661,426	1,043,083	2,009,742	3,022,471
Restructuring costs	-	-	-	120,202
Bad debt expense outside normal range	5,735,204	-	5,735,204	-
Loss on cumulative effect of foreign currency translation adjustment	78,987	-	862,078	-
Gain on sale of asset	-	-	(163,333)	-

Adjusted EBITDA	$5,248,828	$2,180,425	$11,215,884	$2,420,634

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material changes in market risks during the nine months ended September 30, 2015.  The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015 and the Current Report on Form 8-K filed on June 3, 2015, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Jonah Harris Employment Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MeetMe, Inc.

November 4, 2015	By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer (Principal Executive Officer)

November 4, 2015	By:	/s/ David Clark
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Jonah Harris Employment Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.