Form 10-K
period 2015-12-31
MeetMe, Inc.
filed 2016-03-08
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2015

 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from:                to

 MeetMe, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-33105	86-0879433
(State or Other Jurisdiction of Incorporation or Organization	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $73,000,000 based upon the last reported sale price of $1.70 per share on June 30, 2015 on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 4, 2016, was 47,477,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

MEETME, INC.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

MeetMe, Inc. (the “Company,” “MeetMe,” “us” or “we”) is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitates interactions among users and encourages users to connect and chat with each other. MeetMe monetizes through advertising, in-app purchases, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

BUSINESS OVERVIEW

How We Create Value for Users

The Company believes that it is in the early days of a tremendously large opportunity – to be the mobile version of the neighborhood bar or coffeehouse, the service of choice among youth to find fun new people to meet and chat with. Our end goal is to be the conduit for connecting people to each other for the over 50 million people aged 18-30 in the United States and the more than one billion worldwide.  We are unashamedly free, monetizing with our industry-leading mobile monetization infrastructure. As a free, ad-supported service, we are fundamentally different from companies like Match.com, Zoosk, and Spark.

The difference between a subscription dating site and MeetMe is the difference between a singles bar and the neighborhood bar. People feel comfortable using MeetMe to make friends, socialize, and chat. In fact, in our internal survey of users conducted in 2015, 89% of those responding said they preferred to start relationships as friends. We believe this comfort level drives higher engagement and retention.

We believe a dramatic shift is underway in the multi-billion dollar dating industry, and that the industry is anchoring towards free with lowered pricing and dramatic investments in free services by existing players. We believe the subscription-dating model is ultimately compromised because it leads to massive churn by its nature. We believe churn ultimately reduces daily active users and restricts user density. We believe the density of users within a geographic area is critical to developing a strong meet-new-people service. Ultimately, the network effect in a meet-new-people service comes down to having nearby, highly relevant users to recommend.

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

Our top priority is to support and grow our dedicated user base by developing innovative ways of bringing people together online. We have historically been able to attract and retain users because we make meeting new people fun and easy. The products we have built for users can be divided into three categories: social networking products, social discovery products, and in-app products available for purchase.

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

●	Chat: MeetMe provides a robust chat product for private one-on-one communication between MeetMe users. Our users sent more than 700 million chats per month in the fourth quarter of 2015.

●	Friends: Within the Friends section, members interact with the friends they have made on MeetMe, accept new friend requests from MeetMe members, and invite their real-world friends to join MeetMe.

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

●

MeetMe+:   MeetMe+ is a subscription product, available only on our mobile apps, that gives members extra privileges on MeetMe, including additional filtering in Meet, allowances and bonuses of Credits, the ability to see who is viewing your photos, and the ability to suppress mobile advertisements.

How We Create Value for Marketers

We believe our youthful, highly engaged audience makes MeetMe an attractive publisher for marketers of all sizes, and we focus on providing a wide variety of advertising products that drive our users to engage with brands. During the fourth quarter in 2015, we served over four billion ad impressions each month across our web and mobile applications.  Our brand and agency advertising business, also known as direct-sold advertising, is generally powered by companies looking for high-impact ad units and brand engagement from our younger demographic.  The majority of our advertising inventory is sold through programmatic media buying.

For part of 2015, we teamed with two companies that were primarily responsible for filling our advertising inventory: Beanstock Media, Inc., or Beanstock, for our website and our mobile applications and Pinsight Media+, Inc., or Pinsight, for our mobile applications. Both companies resold our inventory to numerous individual advertisers and paid us stated contractual rates. We believe this arrangement helped to limit our dependence on one or a few major brands, and minimized the impact of seasonal rate variations typical in the advertising industry. Our agreement with Pinsight terminated at the end of 2014, with a wind-down period that lasted through February 28, 2015. In December of 2014, we expanded our relationship with Beanstock such that beginning on March 1, 2015, Beanstock had the right and obligation to fill certain advertising inventory on our MeetMe mobile apps for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices. On June 2, 2015, we terminated both of our agreements with Beanstock as a result of Beanstock’s failure to pay amounts owed.

Social Theater

Our Social Theater product enables publishers to incentivize their users to take certain actions in exchange for the hosting platform’s virtual currency.  Social Theater advertising runs not only on MeetMe, where our users can watch videos and otherwise engage with brands in exchange for Credits, but also on social games and applications across other social networks, including Facebook.  Social Theater can also be used by marketers to drive video views, application installs, and “likes” and “shares” on Facebook, Twitter, and other social platforms. When a Social Theater campaign is distributed outside of MeetMe on a different platform we consider it “Cross-Platform Revenues.”

Our Strategy

We believe we are well positioned to pioneer the next category of social networking: social discovery. Our strategy for 2016 and beyond is aimed at continued growth and engagement of our active user base and improving the rate at which we monetize our active users, especially on mobile.

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

●

Expand Our Reach Internationally:   There are over one billion people aged 18-30 worldwide, of which approximately 50 million reside in the United States, where our traffic has historically been centered.  In 2013, we internationalized the platform and launched in twelve languages other than English, laying the foundation for significant future growth in other geographies. In 2015, some of our fastest growing audiences were international, including in countries such as Turkey, Italy, India, and elsewhere. For more information, see notes to consolidated financial statements—Note 1 Foreign Currency.

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended December 31, 2015, 2014 and 2013, the total MeetMe MAUs were approximately 4.97 million, 4.98 million and 5.54 million, respectively, and total MeetMe DAUs were approximately 1.19 million, 1.09 million and 1.10 million, respectively. MeetMe visits were approximately 1.97 billion, 1.67 billion and 0.93 billion, respectively, for the quarters ended December 31, 2015, 2014 and 2013. The aggregate total of registered users on MeetMe platforms were approximately 136 million, 109 million and 82 million for the years ended December 31, 2015, 2014 and 2013, respectively.

	Monthly Average for the
	Quarter Ended December 31,
	2015	2014	2013
MAU- MeetMe	4,971,638	4,983,122	5,542,317

	For the Quarter Ended
	December 31,
	2015	2014	2013
DAU- MeetMe	1,189,290	1,088,999	1,100,195

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”).  We define ARPU as the quarterly average revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by a one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended December 31, 2015, MeetMe averaged 4.06 million mobile MAUs and 4.97 million total MAUs on average, as compared to 3.09 million mobile MAUs and 4.98 million total MAUs on average in the quarter ended December 31, 2014, a net increase of 0.97 million or 31% for mobile MAUs, and a net decrease of 11,000 or 0.2% for total MeetMe MAUs. Mobile DAUs were 1.1 million for the quarter ended December 31, 2015, a 20% increase, from 923,000 in the quarter ended December 31, 2014. For the quarter ended December 31, 2015, MeetMe averaged 1.19 million total DAUs, as compared to 1.09 million total DAUs on average for the quarter ended December 31, 2014, a net increase of approximately 100,000 total DAUs, or 9%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 126% and our mobile ARPDAU by 89% to $17.2 million and $0.169, respectively, for the quarter ended December 31, 2015 from $7.6 million and $0.09, respectively, for the quarter ended December 31, 2014.  Our mobile revenue increased by 49% and our mobile ARPDAU by 29% to $7.6 million and $0.09, respectively, for the quarter ended December 31, 2014 from $5.1 million and $0.07, respectively, for the quarter ended December 31, 2013. We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

In the quarter ended December 31, 2015, MeetMe earned an average of $0.87 ARPU on the web and $4.22 in ARPU in our mobile applications, as compared to $1.03 in web ARPU and $2.46 in mobile ARPU for the quarter ended December 31, 2014. In the quarter ended December 31, 2015, MeetMe earned an average of $0.106 in web ARPDAU and $0.169 in mobile ARPDAU, as compared to $0.133 in web ARPDAU and $0.09 in mobile ARPDAU for the quarter ended December 31, 2014.

PRODUCT DEVELOPMENT

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the evolving needs of our user base and advertising partners.

We develop most of our software internally.  We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible, or economically advantageous.  For instance, we partner with third parties to further our internationalization efforts as we look to bring additional languages into our existing platforms.  We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team of approximately 59 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators.  These teams are responsible for feature enhancements and general maintenance across all of our platforms.  Our technology team is headquartered in New Hope, Pennsylvania.

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

Our paid customer acquisition strategy continues to focus on acquiring users in new geographies where the active user base on the core MeetMe platform had previously been small in comparison to our user base in the United States and Canada. We spent $3.3 million, $2.0 million and $2.5 million on paid direct user acquisition in 2015, 2014 and 2013, or 5.9%, 4.5% and 6.2% of our total revenue, respectively. We plan to increase this spend rate in 2016 to 10% of revenue, as we believe this well lead to higher mobile ARPU.

SALES AND OPERATIONS

Our advertising sales and operations team is comprised of 12 full-time employees in the United States and covers major brand agencies, direct response and cost-per-action engagement advertisers, advertising networks, and mobile agencies. Our advertising operations are headquartered in New Hope, Pennsylvania, with additional offices in New York, New York and Los Angeles, California.

Our operations and member services team consists of 20 full-time employees, 8 part-time employees, and 20 contractors split between Delhi and Bangalore, India. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, products, and services; copyrights in software and creative content; trade secrets; domain names; and other intellectual property rights and licenses of various kinds.  We seek to protect our intellectual property through copyright, trade secret, trademark and other laws of the U.S. and other countries, and through contractual provisions.

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

COMPETITION

We operate at the forefront of a nascent segment (social discovery) of a broader sector that is still being defined (social networking). As such, we face significant competition in every aspect of our business, both from established companies whose products help users meet new people, or are evolving to do so, and from smaller but well-funded startups that can quickly gain attention and compete with us for users. Examples of services that compete with us for users and advertiser interest include, but are not limited to:

●	Mobile applications and websites whose primary focus is to help users meet new people in their geographical area, including Badoo, Skout, Tagged, Twoo, and Meetup.

●

Social networking mobile applications and websites with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match.com, Happn, PlentyOfFish, Okcupid, and Tinder.

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

EMPLOYEES

As of March 4, 2016, we employed approximately 104 full time and 8 part time employees in the United States. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this report and is incorporated herein by reference.

GOVERNMENT REGULATION

In the United States, advertising and promotional information presented to visitors on our mobile applications and website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the Telephone Consumer Protection Act of 1991, or the TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2001, or the CAN-SPAM Act. We may also be subject to laws in the various other countries in which we operate.  The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We may unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity, and negatively affect our businesses.  Additional information regarding certain risks related to government regulations is included in Part I, Item 1A, “Risk Factors” of this report.

CORPORATE HISTORY

MeetMe was incorporated in Nevada in June 1997, and merged with Insider Guides, Inc., doing business as myYearbook.com, on November 10, 2011. On December 6, 2011, the Company changed its legal domicile to Delaware.  The Company is a social media technology company that owns and operates the MeetMe mobile applications and meetme.com. Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. and completed its transition to meetme.com in the fourth quarter of 2012.

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

We offer applications that are free to use, with only a small percentage of our users paying for virtual goods.  Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We must continue to add new members to our user base and retain existing members by offering new and engaging features and products in order to attract advertising investment and generate revenue from the sale of in-app products.  The challenges we face include, among other things, our ability to:

●	attract new users and retain existing users at a consistent rate;

●	increase engagement by existing users;

●	monetize our user base;

●	anticipate changes in the social networking and social discovery industry;

●	launch new products and release enhancements that become popular;

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

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential could be adversely affected.

We believe the number of our registered users is higher than the number of actual users.

We believe the number of our registered users is higher than the number of actual users because some members may have multiple registrations, other members may have died or may have become incapacitated, and others may have registered under fictitious names.  Members also terminate their memberships and delete their profiles.  Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of our active members.

If our users do not interact with each other or our viral marketing strategy fails, our ability to attract new users may suffer and our revenue may decrease.

The majority of our users do not visit MeetMe frequently and spend a limited amount of time when they do visit. The majority of our page views are generated by a minority of our users. If we are unable to encourage our users to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users and our financial results may suffer.  In addition, part of our success depends on our users interacting with our products and contributing to our viral advertising platform (Social Theater).  If our Social Theater platform is unsuccessful and our users do not participate in Social Theater campaigns, our operating results could suffer.

We generate the majority of our revenue from advertising.  If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline, resulting in significant operating losses and negatively impacting our cash flows.

We generate most of our revenue from parties advertising on our platform.  As is common in the industry, our advertisers typically do not have long-term advertising commitments with us.  Many of our advertisers spend only a relatively small portion of their overall advertising budget with us.  Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver advertising and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.  Our advertising revenue could be adversely affected by a number of other factors, including:

●	decreases in user engagement, including time spent on MeetMe;

●	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of advertising and other commercial content that we display;

●	our inability to increase the rate at which our users “click through” on the ads we display;

●	our inability to improve our analytics and measurement solutions that demonstrate the value of our advertising and other commercial content;

●	loss of advertising market share to our competitors;

●	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

●	adverse media reports or other negative publicity involving us or other companies in our industry;

●	changes in the way online advertising is priced;

●	the impact of new technologies that could block or obscure the display of our advertising and other commercial content; and

●	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for our advertising and other commercial content, which could reduce the prices we receive for our advertising and other commercial content, or cause advertisers to stop advertising with us altogether.  In turn, we could incur a substantial decline in revenue, increased operating losses, and a negative impact on cash flows.

We have terminated our agreements with our advertising partner and may not be able to collect amounts due.

On June 2, 2015, we terminated two agreements with Beanstock relating to our advertising inventory on web and mobile: the Web Agreement and the Mobile Agreement. We terminated both agreements for non-payment, and in the third quarter of 2015, we wrote-off the accounts receivable balance under the agreements of approximately $5.7 million as uncollectible. We have filed suit against Beanstock and its guarantor, Adaptive Medias, Inc., and we intend to pursue all available remedies to collect amounts due to us, including liquidated damages under the Mobile Agreement. We cannot guarantee if, when or how much outstanding will be paid to us. We also do not know the amount of time and effort that will be required from management to collect these amounts. For a description of the litigation, see “Item 3 – Legal Proceedings.”

We fill our advertising inventory internally, without the use an external advertising partner as in the past, and if we fail to maintain and expand our base of advertisers, our revenue and our business could be harmed.

Our ability to grow our business depends in part on our ability to maintain and expand our advertiser base. To do so, we must ensure that existing and prospective advertisers know that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives, including online, mobile and traditional advertising platforms. Advertisers may not continue to do business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate competitive returns. Our ability to do so depends on factors including:

●

Competitiveness of Our Products. We must deliver ads in an effective manner and provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all.

●

Traffic Quality. The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. If we fail to detect and prevent click fraud or other invalid clicks on ads, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

●	Perception of Our Platform. Our ability to compete effectively for advertiser budgets depends on our reputation and perceptions regarding our platform.

●

Macroeconomic Conditions. Adverse macroeconomic conditions can have a negative impact on the demand for advertising, particularly with respect to online advertising products. Advertisers may have limited advertising budgets and may view online advertising as lower priority than offline advertising.

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors or declining advertising budgets. The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would negatively affect our revenue and operating results.

If we cannot effectively monetize our mobile products, we may not be able to successfully grow our business.

The shift of our audience from web to mobile may be disruptive to our business and operating results. As our users shift from web to mobile access, web page views have decreased.  Decreasing web traffic contributes to declining web revenue.  Our business faces the challenge of ramping up mobile monetization to offset declining web revenues as users continue to increase their mobile access.  The transition in our user access could impact revenue in the short-term and medium-term as mobile monetization continues to mature slowly.  Accordingly, as users increasingly access MeetMe mobile products as a substitute for using personal computers, if personal computer usage continues to be phased out by the popularity of smart phones and tablets, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results could be negatively affected.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online.  Our competitors are other companies providing portal and online community services, such as Facebook, Google, Tagged, Badoo, PlentyOfFish, Skout, and Okcupid.  Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories, and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users.  These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements.  Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies. Some of our competitors may enjoy better competitive positions in certain geographical regions or within certain user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities. In addition, within the industry generally, costs for users to switch between products are low, and users have a propensity to try new approaches to connecting with people. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the usefulness, ease of use, performance, and reliability of our services compared to our competitors;

●	the size and composition of our user base;

●	the engagement of our users with our services;

●	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;

●	our ability to monetize our services;

●	the frequency, size, and relative prominence of the advertising and other commercial content displayed by us or our competitors;

●	customer service and support efforts;

●	marketing and selling efforts;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	our ability to attract, retain, and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to our competitors.

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

Major brand and network advertising drives most of our revenue.  We rely primarily on cost per thousand (“CPM”) advertising, where the price for advertising is based on the number of users who view it.  In addition to mobile application developers and Internet companies, we face competition from companies that offer traditional media advertising opportunities.  Most large advertisers have set advertising budgets, a portion of which is allocated to Internet and mobile advertising.  We expect that large advertisers will continue to increase their advertising efforts on the Internet and mobile devices.  If we fail to convince these companies to spend a portion of their advertising budgets on social media and specifically with us, however, our operating results could be harmed.

An increasing number of individuals are using devices other than personal computers to access the Internet.  If versions of our applications developed for these devices do not gain widespread adoption, or do not function as intended, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase.   We have launched a MeetMe mobile application for Android smart phones, iPhones and iPads.  We are dependent on interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our platform’s functionality or give preferential treatment to competitive services could adversely affect our mobile application usage.  Each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our applications may not work well or be viewable on these devices as a result.

We rely on the Apple App Store and the Google Play Store to distribute our mobile applications. Our business will suffer if we are unable to maintain a good relationship with Apple and Google, if their terms and conditions or pricing change to our detriment, if we violate, or either believes that we have violated, its terms and conditions, or if either of these platforms are unavailable for a prolonged period of time.

The Apple App Store and the Google Play Store are our primary distribution, marketing, promotion and payment platforms for our apps. Any deterioration in our relationship with Google or Apple would harm our business and adversely affect the value of our stock.

We are subject to these platforms’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications. These platforms have policies governing, for example, use of user data, personal and sensitive information, and advertising IDs, as well as ones relating to advertising (including deceptive, disruptive and inappropriate ads) and interference with application and device functionality. If we violate, or if a platform provider believes we have violated, these terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which could prevent us from satisfying our contractual obligations to our mobile customers. Our business could also be harmed if a platform provider modifies its current terms of service or other policies, including fees, in a manner adverse to us.

We also rely on the continued operation and availability of these third-party platforms. In the past, platforms have been unavailable for short periods of time. On more than one occasion, for example, Apple has rejected our applications because of user generated content and other concerns. In response we devoted additional resources to image review, and changed some of our content allowance policies.  If this recurs on a prolonged or frequent basis, or other similar issues arise that impact users’ ability to download or use our mobile event applications, we may owe some of our customers rebates, which would increase our expenses and lower our gross margins. Our revenue, operating results or brands could also suffer harm. Furthermore, any material change or deterioration in our relationship with these platform providers could harm our business.

Furthermore, if Google or Apple loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our apps, which would consume substantial resources and may not be effective. In addition, Google and Apple have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.

If the Apple “App Store” or “Google Play” changes its search and rating algorithms, it could affect our ability to acquire new mobile members.

Our iPhone and Android applications rank near the top of the “Free Social” categories and near the top of many key search terms.  However, Apple and Google have changed their rating and search algorithms in the past without notice.  Future changes to the rating and search algorithms by Apple or Google could impact our rating and search results, leading to a drop in new mobile application downloads, which could cause our business and operating results to suffer.

If we are unable to continue to develop successful applications for mobile platforms and standalone mobile applications, our growth prospects could suffer.

We have offered applications for mobile platforms since May 2010. We expect to continue to devote substantial resources to the development of mobile applications, but there can be no assurances that we will continue to succeed in developing applications that appeal to users or advertisers.  We may encounter difficulty in attracting leading advertisers to our mobile applications.  We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners.  Finally, we may face challenges converting mobile users into users that pay for in-app products.  These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms.  If we do not succeed in doing so, our growth prospects could suffer.

If we cannot address technological change in our industry in a timely fashion and develop new services, our future results of operations could be adversely affected.

The Internet and electronic commerce industries are characterized by:

●	rapidly changing technology;

●	evolving industry standards and practices that could render our platform and proprietary technology obsolete;

●	changes in consumer tastes and demands; and

●	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services, and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis.  Developing mobile and website technology involves significant technical and business risks.  We may not be able to successfully use new technologies or adapt our platforms and technology to emerging industry standards.  We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Because we plan to continue expanding our operations abroad where we have limited operating experience, we may be subject to increased business, economic and regulatory risks that could affect our financial results.

We plan to continue the international expansion of our business operations.  We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products.  If we fail to deploy or manage our operations in international markets successfully, our business could suffer.  In addition, we are subject to a variety of risks inherent in doing business internationally, including:

●	political, social, or economic instability;

●	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and changes in laws, regulatory requirements, and enforcement;

●	burdens of complying with a variety of foreign laws;

●

potential damage to our brands and reputation due to our compliance with local laws, including potential censorship or requirements to provide user information to local authorities, and/or potential penalties for failing to comply with such local laws;

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

If we are unable to implement payment gateways to our users, our results of operations could be adversely affected.

We conduct our business in countries outside of the United States and depend on payment gateways that are not as well developed as those in the United States, where most people have credit cards or bank debit cards to use in paying for virtual goods, products, and services.  Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the United States.  If we are unable to implement payment gateways that provide our members with the ability to pay for goods, products and services easily, our future results could be adversely affected.  Additionally, our inability to collect and receive payments from these other sources could have an adverse effect on our business and results of operations.

Because we rely on Facebook as a distribution, marketing, and promotion platform, if our relationship with Facebook changes or if Facebook loses market share, our business could be adversely affected.

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

Our ability to acquire new members and provide services to our existing members could be harmed if:

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

Because our business is subject to complex and evolving United States and foreign laws and regulations regarding privacy, data protection, and other matters, we could be subject to claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise sustain harm to our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, intellectual property, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services.  Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States.  United States federal, state and foreign laws and regulations are constantly evolving and can be subject to significant change.  The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.  In addition, federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business.  The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the United States and internationally.  These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices.  Complying with these varying state to state or international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which companies could rely for the transfer of data from the European Union to the United States.

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation that is pending final approval by the European legislature that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business.

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

We also face a risk that service providers or email applications may block bulk message transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails, push notifications, or text messages to our users. Third parties may also block our emails as spam, impose restrictions on our emails, push notifications, or text messages, or start to charge for the delivery of emails through their email systems. In addition, changes in how webmail applications organize and prioritize email may reduce the number of users opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a user’s inbox or viewed as “spam” by our users and could reduce the likelihood of that user opening our emails.

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

Push notifications and text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, or the TCPA, restricts telemarketing and the use of automatic SMS text messages without proper consent. The Federal Trade Commission, or the FTC, has guidelines that impose responsibilities on companies with respect to communications with consumers, such as text messages, and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Furthermore, a number of states and countries have enacted statutes that address telemarketing through SMS text messages. Restrictions on marketing through text messages are enforced in the United States by the FTC, the Federal Communications Commission, state agencies and through the availability of statutory damages and class action lawsuits for violations of the TCPA or similar laws. The scope and interpretation of the laws that are or may be applicable to our use of push notifications and text messages are continuously evolving and developing. If we do not comply with these laws or regulations, are named in a lawsuit involving these laws or regulations, or if we become liable under these laws or regulations, we could be harmed, and we could be forced to implement new marketing methods, which could be costly or ineffective.

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

Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.

We generate substantially all of our revenue from advertising, and technologies have been developed, and will likely continue to be developed, that can block the display of our ads on our website and our mobile applications. These technologies could have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our future financial results may be harmed.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our ability to attract, retain and serve our users and conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. The incidence of malicious technology-related events, such as cyber attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities (or any combination of these events) are on the rise worldwide and constantly evolving. From time to time, we may become the victim of these types of attacks. Our technologies, systems, networks and our users’ devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Company, our employees or sensitive information provided by our users, or otherwise disrupt our or our users’ or other third parties’ business operations.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyber attacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to the Company’s operations and business, misappropriation of the Company’s confidential information and/or that of its users, or damage to the Company’s computers or systems and/or those of its users and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, and additional compliance costs. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations). While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations).

If we experience computer malware, viruses, hacking and phishing attacks, and spamming, it could harm our business.

Security breaches, computer malware and computer hacking, and phishing attacks are prevalent in the social media industry, have occurred on our systems in the past and may occur on our systems in the future. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.   We have experienced and expect to continue to experience hacking attacks.   Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users could harm our reputation and our ability to retain existing users and attract new users.  If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, litigation, changed security, and system protection measures.

Increased government regulation could adversely affect our business.

Due to the rapid growth and widespread use of mobile applications and the Internet, national and local governments are enacting and considering various laws and regulations.  In February of 2015, for example, the United States Federal Communication Commission announced its “net neutrality” intention of regulating broadband Internet providers as common carriers under Title II of the Communications Act of 1934 and Section 706 of the Telecommunications act of 1996. We face uncertainty as to the impact of this decision and other government regulation on our business.  New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of mobile applications or the Internet.  Furthermore, the application of existing domestic laws and regulations remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, for example, any such requirements could increase our cost of operations or discourage use of our services.

As we expand internationally, we could also become increasingly subject to foreign laws and regulations which could be inconsistent from country to country.  Foreign governments could restrict mobile applications or Internet social networking usage, pass laws that negatively impact our business, or prosecute us for our services.  We could incur substantial liabilities for expenses necessary to comply with laws and regulations or penalties for any failure to comply.  Additionally, restrictions and compliance costs associated with current and possible future laws and regulations could harm our business and operating results.

If laws that tax usage and sales on the Internet are enacted, increased taxes could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of mobile applications and the Internet, it is possible that governments might attempt to tax our activities, including the sale of virtual currency.  New or revised tax regulations may subject us to additional sales, use, income, and other taxes.  We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over the Internet.  New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce sales, and decrease the attractiveness of advertising on mobile applications or the Internet.  Any of these events could have an adverse effect on our business and results of operations.

Our failure to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted our own privacy policy concerning the collection, use, and disclosure of user data.  Any actual or perceived failure by us to comply with our privacy policy or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups, individuals, or others, which could have an adverse effect on our business.   In addition, there are numerous privacy laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are changing, inconsistent and conflicting and subject to differing interpretations. Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors.  In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data.  If any of these events occur, our users’ information could be accessed or disclosed improperly.

While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct or that we will be able to successfully defend against such claims. Further, actual or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy or data protection-related matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, any of which could adversely affect our business.

We have been subject to regulatory investigations and governmental legal proceedings and we expect to be subject to the same in the future, which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we receive inquiries from regulators and other governmental entities regarding our compliance with laws and other matters.  On February 3, 2014, the San Francisco City Attorney filed a complaint against the Company in the Superior Court of the State of California, County of San Francisco, alleging that the Company engaged in unfair business practices with respect to its use of information relating to minors, and particularly with respect to location information and the Company’s disclosure of such use.  On August 7, 2015, the Company entered into a Settlement and Mutual Release (the “Settlement and Release”") with the People of the State of California (the “People”) resolving all claims relating to this case. Pursuant to the Settlement and Release, the Company agreed, inter alia, to (i) implement a number of privacy-related product changes, (ii) restate its Terms of Service and Privacy Policy, and (iii) pay $200,000 to the People. On August 19, 2015, the Court dismissed the litigation with prejudice.

Responding to or defending other such actions could cause us to incur substantial expenses and divert our management’s attention.  If we are unsuccessful, we could be subject to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations; furthermore, we could have to change our business practices which could impair our ability to obtain new users or provide service to our users.  Any change in our business practices or defense of a legal action or regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

Violation of existing or future regulatory or judicial orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations.  In addition, future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If our users fail to comply with existing or future laws and regulations, it could adversely affect our business.

We provide platforms for meeting new people.  Although we devote substantial resources to member services and safety, our users have in the past and will likely in the future commit crimes against other users or violate other laws in interacting with such users, which could impair our brands and raise the prospect of litigation that may be costly to defend. Additionally, any inappropriate content or behavior by our users could cause our mobile apps to be removed from the App Store and/or Google Play, which could adversely affect our business.

We face certain risks related to the physical and emotional safety of our users.

The nature of online services that connect new people is such that we cannot control the actions of our users in their communication or physical actions. There is a possibility that one or more of our users could be physically or emotionally harmed following interaction with another one of our users. Given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users arranged following contact initiated with our website or app. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our website or app or on the platform of one of our competitors, any resulting negative publicity could materially and adversely affect us or our industry in general. Any such incident involving our website or app could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected users could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation.

The requirements of being a public company may strain our resources and divert management's attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results.  In addition, complying with public disclosure rules makes our business more visible, which could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our technology infrastructure is critical to the performance of our mobile applications and website and to user satisfaction.  Any damage to or failure of our systems or our inability to scale our systems could result in interruptions in our service.  We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services.  We also rely on third party providers for bandwidth and content delivery.  We do not control these vendors and it would take significant time and effort to replace some of them.  We have experienced, and may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, and capacity constraints.  Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks, hacker attacks, or other attempts to harm our systems.  If our mobile applications or website are unavailable when users attempt to access them or navigation through an application is slower than they expect, users may stop using them and become less likely to return as often, if at all.  We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience.  To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate current and increasing traffic, our business and operating results could suffer.

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

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar products.

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights, and other intellectual property rights as critical to our success.  We strive to protect our intellectual property by relying on federal, state, and common law rights, as well as foreign rights and contractual restrictions.  We pursue the registration of domain names and trademarks in the United States and a number of foreign jurisdictions, a process that is expensive and time-consuming and may not be successful or inclusive enough.  Our efforts may not prevent misappropriation of our intellectual property or deter the independent development of similar products by others.  Failure to protect our intellectual property rights could harm our business and operating results and circumstances beyond our control could threaten our intellectual property rights.  Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.  We regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products.  As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that could turn out to be material to our business and we could also be exposed to increased litigation risk.  If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets could be diminished and competitors may be able to more effectively mimic our service and methods of operations.  Any of these events could have an adverse effect on our business and financial results.

If we become subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Companies in the mobile application, Internet, social media technology, and other industries own large numbers of patents, copyrights, and trademarks and frequently request license agreements, threaten litigation, or file suit based on allegations of infringement or other violations of intellectual property rights.  From time to time, we face, and expect to face in the future, legal actions and other allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including competitors and non-practicing entities.   As we face increasing competition and as our business grows, we could face more claims of infringement.  Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results.  If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners.  Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements.  We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we could be precluded from offering certain products and services.

Class action lawsuits or other litigation matters are expensive and time consuming, and could harm our business, financial condition, or results of operations.

In addition to intellectual property claims, we may also become involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, or litigation relating to our business transactions or related third party transactions. Defending such lawsuits or any negative outcomes from them could result in payments of substantial fees, monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be adversely affected.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations.

Risk Related to our Stock

Because our stock price may be volatile due to factors beyond our control, you could lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

●	changes in the number of our daily and monthly active users;

●	changes in visits by our active users;

●	independent reports relating to the metrics of our mobile applications or website;

●	our failure to generate increases in revenue;

●	our failure to meet the challenges of monetizing our users;

●	our failure to achieve or maintain profitability;

●	actual or anticipated variations in our quarterly results of operations;

●	announcements by us or our competitors of significant contracts, new services, or acquisitions;

●	commercial relationships, joint ventures, or capital commitments;

●	the loss of significant business relationships;

●	changes in market valuations of social media companies;

●	the loss of major advertisers;

●	future acquisitions or combinations;

●	the departure of key personnel;

●	short selling activities; or

●	regulatory developments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which could adversely affect our business, financial condition or results of operations.

Because we may issue preferred stock without the approval of our shareholders, it could be more difficult for a third party to acquire us and could depress our stock price.

Our Board of Directors, or Board, may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is otherwise performing well.

Because most of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of March 4, 2016, we had 47,477,000 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 6,894,175 which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options, are and will be freely tradable.  Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

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

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. Because few securities or industry analysts currently cover our business, undue weight could be placed on any one analyst report.  If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price could decline.

We may require additional capital to meet our financial obligations and support business growth, which might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new applications or enhance our existing applications, improve our operating infrastructure or acquire complementary businesses, personnel and technologies.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  Our ability to raise additional funds may be directly related to the strength of the capital and financial markets and the economy both in the United States and internationally.  We may not be able to obtain additional financing on terms favorable to us, if at all.  Additionally, if our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business could be harmed.

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

If some or all of these events were to occur, our operations could be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

Our ability to use our net operating loss carry forwards to offset future taxable income for U.S. federal income tax purposes could be limited.

As of December 31, 2015, we had federal and state net operating loss carry forwards, or NOLSs, of approximately $61 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code. Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code.  An ownership change could be triggered by substantial changes in the ownership of our outstanding stock.  For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods.  The NOLs may expire before we can generate sufficient taxable income to use them.  The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized. The NOLs, if not offset against future income, will begin to expire at various dates through 2033.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters and technical operations are located in New Hope, Pennsylvania and consist of approximately 17,000 square feet of office space. The lease expires in March 2017. We also lease office space in New York City, New York, and Los Angeles, California. Our data center is leased and operated in Secaucus, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on us that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing us of breach of contract for our alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint sought damages of not less than $4 million. On December 22, 2015, we entered into a Settlement Agreement and Release of Claims (the “Settlement and Release of Claims”) with F. Stephen Allen, resolving all claims relating to F. Stephen Allen v. MeetMe, Inc., Cause No. 4:15-cv-210-GKF-TLW. Pursuant to the Settlement and Release of Claims, we (i) paid F. Stephen Allen $225,000, (ii) entered into a one year consulting agreement in exchange for a grant of 50,000 stock options, (iii) modified the terms of his outstanding Series 2 and Series 3 warrants, to reduce the amount outstanding under the Series 2 by 50,000 and to extend the expiration date on both Series 2 and Series 3 by 15 months to June 21, 2017. On December 23, 2015, the Court dismissed the litigation with prejudice.

On August 7, 2015, we entered into a Settlement and Mutual Release (the “Settlement and Release”) with the People of the State of California (the “People”) resolving all claims relating to People of the State of California, ex rel. Dennis Herrera, San Francisco City Attorney v. MeetMe, Inc., et al. (Case No. CGC 14-537126), filed in the Superior Court of California, City of San Francisco, on February 3, 2014 (the “Litigation”). Pursuant to the Settlement and Release, (A) we agreed, inter alia, to (i) implement a number of privacy-related product changes, (ii) restate our Terms of Service and Privacy Policy, and (iii) pay $200,000 to the People. On August 19, 2015, the Court dismissed the litigation with prejudice.

On September 29, 2015, we filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock and Adaptive for collection of approximately $10 million, in the aggregate, due under the Web Agreement and the Mobile Agreement. On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against us, Beanstock, et al., alleging, in pertinent part, that we “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive’s joining the Mobile Agreement. Adaptive’s complaint seeks from us $600,000 plus unspecified punitive damages. We believe Adaptive’s allegations against us are without merit, and intend to defend against them and to pursue our collection action against Beanstock and Adaptive vigorously.  On January 20, 2015, we received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015.  Both of the state court actions have been stayed by the courts as a result of the bankruptcy filing against Beanstock.

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

 PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEET”. The last reported sales price of our common stock as reported by the NASDAQ Capital Market on March 4, 2016 was $3.17 per share.

The following table sets forth the quarterly high and low sales price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

For the Year Ended December 31, 2015	HIGH	LOW
First quarter	$2.22	$1.39
Second quarter	$2.00	$1.32
Third quarter	$2.17	$1.47
Fourth quarter	$3.72	$1.52
For the Year Ended December 31, 2014
First quarter	$4.39	$1.72
Second quarter	$3.44	$1.71
Third quarter	$3.00	$1.83
Fourth quarter	$2.12	$1.48

Shareholders

According to the records of our transfer agent, there were 621 holders of record of our common stock as of March 4, 2016. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

In September 2015, the Board of Directors authorized a $1 million share repurchase program relating to our common stock. In October 2015, the Board of Directors increased the authorized amount to $3 million. Shares may be repurchased in the open market or through negotiated transactions. The amount and timing of specific transactions are subject to market conditions, applicable legal requirements and other factors and may be suspended or discontinued at any time. The authorization expires April 30, 2016. Share repurchases will be funded with cash from operations. We did not repurchase any of our common stock during the quarter ended December 31, 2015.

Stock Performance Graph

The graph below matches MeetMe’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

For information on securities authorized for issuance under our equity compensation see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this report.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations data:
Revenues (1)	$56,903,773	$44,817,436	$40,378,007	$46,657,959	$10,705,693
Operating costs and expenses (3)	48,909,207	47,963,841	50,437,810	52,026,176	18,487,496
Income (loss) from continuing operations (1)	7,994,566	(3,146,405)	(10,059,803)	(5,368,217)	(7,781,803)
Net income (loss) from continuing operations	5,969,628	(3,962,165)	(10,898,325)	(6,627,711)	(8,379,511)
Net loss from discontinued operations (2)	—	—	—	(3,680,627)	(4,386,307)
Net income (loss)	5,969,628	(3,962,165)	(10,898,325)	(10,308,338)	(12,765,818)
Preferred stock dividends	—	—	—	—	(40,705)
Net income (loss) attributable to common stockholders	$5,969,628	$(3,962,165)	$(10,898,325)	$(10,308,338)	$(12,806,523)
Basic and diluted net income (loss) per common share:
Continuing operations	$0.13	$(0.10)	$(0.29)	$(0.18)	$(0.44)
Discontinued operations	—	—	—	(0.10)	(0.23)
Basic net income (loss) per common share	$0.13	$(0.10)	$(0.29)	$(0.28)	$(0.67)
Diluted net income (loss) per common share	$0.12	$(0.10)	$(0.29)	$(0.28)	$(0.67)
Dividends per common share	—	—	—	—	—

Balance Sheet Data:
Working capital	$29,213,696	$17,482,116	$6,932,875	$11,993,518	$13,338,650
Total assets	111,490,673	103,213,759	95,576,240	104,434,667	106,804,696
Current portion of long-term debt	—	2,068,326	2,333,966	2,551,941	2,450,191
Long term debt, less current portion, net	—	556,612	2,102,842	9,156,788	9,255,508
Stockholders' equity	$102,670,362	$92,256,967	$81,808,050	$85,522,149	$90,645,574

(1)   The Company acquired XtFt, to obtain its game development expertise and existing and future intellectual properties in 2011.The Company changed the name of XtFt to Quepasa Games in 2011.

(2)   The Company discontinued operations of Quepasa Games in 2012.

(3)   The Company incurred acquisition and restructuring costs in 2012 and 2011.

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

Company Overview

MeetMe is a location-based social network for meeting new people both on the web and on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, in-app purchases, and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve.  As the MeetMe network grows and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

2015 Highlights

●	Mobile revenue was a record $45.3 million for the fiscal year ended December 31, 2015, up 84% from $24.6 million in the corresponding period in 2014.

●

Adjusted EBITDA was $20.2 million for the year ended December 31, 2015. Net income for 2015 was $6.0 million. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $19.3 million at December 31, 2015, an increase of $2.3 million from $17.0 million at December 31, 2014.

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

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 that is used in the following discussions of our results of operations:

	2015	2014	2013	2014 to 2015 Change ($)	2013 to 2014 Change ($)	2014 to 2015 Change (%)	2013 to 2014 Change (%)
Revenues	$56,903,773	$44,817,436	$40,378,007	$12,086,337	$4,439,429	27%	11%
Operating Costs and Expenses:
Sales and marketing	6,618,837	7,277,719	7,799,077	(658,882)	(521,358)	-9%	-7%
Product development and content	24,615,304	28,324,443	26,660,709	(3,709,139)	1,663,734	-13%	6%
General and administrative	14,534,861	8,017,970	7,875,395	6,516,891	142,575	81%	2%
Depreciation and amortization	3,140,205	4,223,507	4,387,464	(1,083,302)	(163,957)	-26%	-4%
Restructuring costs	—	120,202	2,540,896	(120,202)	(2,420,694)	-100%	-95%
Loss on debt restructure	—	—	1,174,269	—	(1,174,269)	NM	-100%
Total Operating Costs and Expenses	48,909,207	47,963,841	50,437,810	945,366	(2,473,969)	2%	-5%
Income (Loss) from Operations	7,994,566	(3,146,405)	(10,059,803)	11,140,971	6,913,398	354%	69%
Other Income (Expense):
Interest income	21,037	10,352	9,725	10,685	627	103%	6%
Interest expense	(459,962)	(1,052,620)	(848,247)	592,658	(204,373)	-56%	24%
Change in warrant liability	(616,607)	226,508	—	(843,115)	226,508	-372%	100%
Loss on cumulative foreign currency translation adjustment	(856,438)	—	—	(856,438)	—	100%	—
Gain on sale of asset	163,333	—	—	163,333	—	100%	—
Total Other Expense	(1,748,637)	(815,760)	(838,522)	(932,877)	22,762	114%	-3%
Income (Loss) before Income Taxes	6,245,929	(3,962,165)	(10,898,325)	10,208,094	6,936,160	258%	64%
Income taxes	(276,301)	—	—	(276,301)	—	100%	—
Net Income (Loss)	$5,969,628	$(3,962,165)	$(10,898,325)	$9,931,793	$6,936,160	251%	64%

NM – not meaningful

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenues

Our revenues were approximately $56.9 million for the year ended December 31, 2015, an increase of $12.1 million or 27% compared to $44.8 million for the same period in 2014.  The increase in revenue is attributable to a $20.6 million increase in mobile revenue, partially offset by an $8.5 million decrease in web advertising and cross platform revenue. We believe the increase in mobile revenue is due to increased advertising rates on mobile devices, growth with our mobile traffic metrics, specifically DAUs on mobile devices and increased advertising impressions. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $659,000, or 9%, to $6.6 million for the year ended December 31, 2015 from $7.3 million in 2014.  Decreased sales and marketing expenses are primarily attributable to a decrease of $1.6 million in employee related expenses and a decrease of $221,000 in other expenses associated with the closure of the Brazil office, partially offset by an increase of $1.4 million in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased approximately $3.7 million, or 13%, to $24.6 million for the year ended December 31, 2015 from $28.3 million in 2014. The net decrease in product development and content expense is attributable to a net decrease of $1.7 million in technical operations expenses as a result of the consolidation of servers in our data center, $1.1 million in third party content costs for cross platform Social Theater affiliate campaigns, and a decrease in stock compensation costs of $835,000. The decrease in third party content costs for cross platform Social Theater campaigns was primarily due to lower cross platform revenue.

General and Administrative: General and administrative expenses increased $6.5 million or 81%, to $14.5 million for the year ended December 31, 2015 from $8.0 million for the same period in 2014. The aggregate increase in general and administrative costs is attributable to the $5.7 million bad debt write-off of Beanstock’s outstanding receivable, and increased stock compensation expense of $498,000, primarily due to the revaluation of the warrants associated with the F. Stephen Allen settlement.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenues

Our revenues were approximately $44.8 million for the year ended December 31, 2014, an increase of $4.4 million or 11% compared to $40.4 million for the same period in 2013.  The change in revenue is primarily attributable to mobile advertising increasing $12.1 million, partially offset by an $8.9 million decline in total web revenue for the year ended December 31, 2014. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising impressions on mobile devices.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $521,000, or 7%, to $7.3 million for the year ended December 31, 2014 from $7.8 million in 2013.   Decreased sales and marketing expenses are primarily attributable to a decrease in advertising and marketing expense of $479,000.

Product Development and Content: Product development and content expenses increased approximately $1.7 million, or 6% to $28.3 million for the year ended December 31, 2014 from $26.7 million in 2013. Employee related expenses increased $425,000, primarily due to increased employee benefit costs. Stock-based compensation expenses increased $277,000. Third party content costs for cross-platform Social Theater campaigns increased $1.0 million due to an increase in cross-platform Social Theater revenue.

General and Administrative: General and administrative expenses increased $143,000, or 2%, to $8.0 million for the year ended December 31, 2014 from $7.9 million for the same period in 2013. Bad debt expenses increased approximately $450,000 due to two customer write-offs and an adjustment to the Allowance for Bad Debt. Employee compensation expenses decreased by approximately $300,000 due to lower employee headcount in 2014.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, decreased approximately $468,000 to $3.3 million for the year ended December 31, 2015 from $3.8 million for the year ended December 31, 2014. Stock-based compensation expense represented 7% and 8% of operating expenses for the years ended December 31, 2015 and 2014, respectively.

Stock-based compensation expense increased approximately $52,000 to $3.81 million for the year ended December 31, 2014 from $3.76 million for the year ended December 31, 2013. Stock-based compensation expense represented 8% and 7% of operating expenses for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2015, there was approximately $1.9 million and $2.7 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	For the Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Changes ($)	Changes ($)
Sales and marketing	$309,708	$440,284	$392,020	$(130,576)	$48,264
Product development and content	1,197,696	2,033,009	1,755,712	(835,313)	277,297
General and administrative	1,409,023	1,336,916	1,610,311	72,107	(273,395)
Total stock-based compensation for vesting of options and RSA's	2,916,427	3,810,209	3,758,043	(893,782)	52,166
Warrant modification	425,538	—	—	425,538	—
Total stock-based compensation expense	$3,341,965	$3,810,209	$3,758,043	$(468,244)	$52,166

 Stock-based compensation expense is composed of the following:

	For the years ended December 31,
	2015	2014	2013
Vesting of stock options	$1,389,554	$2,663,169	$3,249,302
Vesting of restricted stock awards	1,526,873	1,147,040	508,741
Warrant modification	425,538	—	—
Total stock-based compensation	$3,341,965	$3,810,209	$3,758,043

The amortization of prepaid expenses includes compensation for professional services in which the related stock options vested prior to the performance of services.  The amount of compensation is amortized over the lengths of the contracts.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased approximately $1.1 million to $3.1 million for the year ended December 31, 2015 from $4.2 million in the year ended December 31, 2014.  The decrease in expense is primarily driven by more assets becoming fully depreciated during the year, partially offset by more equipment purchases in the current year as compared to the prior year.

Depreciation and amortization expense decreased approximately $164,000 to $4.2 million for the year ended December 31, 2014 from $4.4 million in the year ended December 31, 2013.  The decrease in expense is primarily driven by fewer equipment purchases in the current year as compared to the prior year.

Restructuring Costs

For the years ended December 31, 2015, 2014 and 2013, restructuring costs were approximately $0, $120,000 and $2.5 million, respectively, including the accrual of the exit cost of non-cancellable leases, employee exit and relocation costs, excluding the impact of stock-based compensation expense reversals associated with employee terminations resulting from the restructure. The Company paid approximately $1.8 million of the accrued restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and former Chief Financial Officer during 2013.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$7,209,245	$4,596,237	$(725,257)
Net cash used in investing activities	(1,514,964)	(1,112,487)	(37,495)
Net cash provided by (used in) financing activities	(3,298,640)	7,296,985	2,098,146
	$2,395,641	$10,780,735	$1,335,394

Net cash provided by operations was approximately $7.2 million and $4.6 million for the years ended December 31, 2015 and 2014, respectively, compared to cash used in operations of $725,000 for the same period in 2013. For the year ended December 31, 2015, net cash provided by operations consisted primarily of net income from operations of approximately $6.0 million adjusted for certain non-cash expenses of approximately $3.1 million of depreciation and amortization expense, $3.3 million related to stock based compensation for the vesting of stock options, $856,000 related to loss on cumulative foreign currency translation adjustment, $163,000 for gain on sale of asset, and $185,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital decreased the net cash provided by operations. These changes included increases in accounts receivable of approximately $7.0 million resulting from increased sales, offset by increases in accounts payable and accrued expenses of $685,000 due to timing of vendor payments. For the year ended December 31, 2014, net cash provided by continuing operations consisted primarily of a net loss from operations of approximately $4.0 million offset by non-cash expenses of approximately $4.2 million from depreciation and amortization expense, $3.8 million related to stock-based compensation, and $522,000 in amortization of discounts on notes payable and debt issuance costs.

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was approximately $1.5 million, $1.1 million and $37,000, respectively. For the year ended December 31, 2015, net cash used in investing activities was spent on capital expenditures of $1.8 million for computer equipment to increase capacity and improve performance, offset by proceeds of $255,000 from the sale of an asset. During the year ended December 31, 2015, the Company did not enter into any additional capital leases. For the year ended December 31, 2014, net cash used in investing activities consisted primarily of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2013 of approximately $37,000 was due to capital expenditures of $149,000 for computer equipment to increase capacity and improve performance offset by $112,000 of loan receivable payments received from BRC Group, LLC.

Net cash (used in) provided by financing activities in the years ended December 31, 2015, 2014 and 2013 was $(3.3) million, $7.3 million and $2.1 million, respectively. For the year ended December 31, 2015, net cash used in financing activities of $3.3 million was primarily spent on approximately $2.8 million of debt payments, and $873,000 of capital lease payments, offset by $384,000 of proceeds from the exercise of stock options. For the year ended December 31, 2014, net cash provided by financing activities of $7.3 million was due to common stock offering proceeds of $10.6 million, offset by approximately $2.3 million of debt payments and $1.0 million of capital lease payments. Net cash provided by financing activities in the year ended December 31, 2013 of approximately $2.1 million was due to $5.0 million drawn on the growth capital loan, offset by $2.2 million of debt payments, and $784,000 of capital lease payments offset by $123,000 of proceeds from the exercise of stock options. Net cash provided by financing activities in the year ended December 31, 2013 excludes the $6.0 million subordinated note payable with accrued interest and accounts receivable offset and $2.8 million of warrant exercises and cancellation of subordinated note payable with accrued interest that were non-cash transactions.

	December 31,	December 31,
	2015	2014
Cash and cash equivalents	$19,298,038	$17,041,050
Total assets	111,490,673	103,213,759
Percentage of total assets	17%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions, Comerica and JP Morgan Chase.

As of December 31, 2015 and 2014, the Company had positive working capital of approximately $29.2 million and $17.5 million, respectively.

We entered into a Media Publisher Agreement with Beanstock Media, Inc. (“Beanstock”) on September 25, 2013 and an Advertising Agreement with Beanstock on December 23, 2014 (together, as amended, the “Beanstock Agreements”). On June 2, 2015 we terminated the Beanstock Agreements as a result of non-payment by Beanstock of amounts owed. In the third quarter of 2015, we wrote-off the accounts receivable balance under the Beanstock Agreements of approximately $5.7 million as the amount was deemed to be uncollectible.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements, or Warrants, for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement had an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement had a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement had a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of December 31, 2015 and March 4, 2016, the Company did not have any outstanding indebtedness under the Loan Agreement.

During the year ended December 31, 2015, the Company did not enter into any additional capital leases. As of December 31, 2015, capital leases that were previously entered into by the Company had $587,000 in principal amount of capital lease indebtedness, of which approximately $366,000 is due through December 31, 2016.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for at least the next 12 months.

The Company has budgeted capital expenditures of $3.0 million for 2016, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Actual results may differ significantly from our estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  We earn revenue from the display of advertisements on our mobile apps and website, primarily based on a cost per thousand (“CPM”) model. We recognize revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations” (together, “the ASC Guidance”). Revenue from advertising on our mobile apps and website is generally recognized on a net basis, since the majority of our advertising revenues come from advertising agencies. The ASC guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, we believe that whether we acted as a primary obligor in our agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the years ended December 31, 2015, 2014 and 2013, we had transactions with several partners that qualify for principal agent considerations. We recognize revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. We considered two key factors when making its revenue recognition determination: (1) whether we performed a service for a fee, similar to an agent or a broker and (2) whether we were involved in the determination of product or service specifications. We focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form of the agreements. The form of the agreements was such that we provided services in exchange for a fee. In addition, we have no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. We determined only the fee for providing its services to advertising agencies.

When we work directly with an advertiser, revenue is recognized on a gross basis. We are the primary obligor in arrangements made with direct advertisers, as there is no third party facilitating or managing the sales process. We are solely responsible for determining price, product or service specifications, and which advertisers to use. We assume all credit risk in the sales arrangements made with direct advertisers.

Refer to Note 1 to the Consolidated Financial Statements for consideration of the agreement in which Beanstock had the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2015	$586,000	$181,398	$634,398	$133,000
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000
Year Ended December 31, 2013	$547,000	$—	$52,000	$495,000

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments are not required to be adjusted to fair value on a recurring basis and consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue. The carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed below. We have evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

●

Depreciation and Amortization Expenses: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment, and intangible assets.  Currently, the amortization expense is attributable to intangible assets associated with the acquisition of myYearbook.

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

Contractual Obligations

Our principal commitments consist of obligations for capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2015.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations (1)	$611,382	$385,503	$225,879	$—	$—
Operating Lease Obligations (2)	2,894,716	1,644,774	1,249,942	—	—
Purchase Obligations	—	—	—	—	—
Other Long Term Liabilities on Balance Sheet	—	—	—	—	—
Total	$3,506,098	$2,030,277	$1,475,821	$—	$—

(1)	The Capital Lease Obligations relates to equipment lease agreements for equipment primarily used in our data centers.
(2)	The Operating Lease Obligations relates to equipment and facilities we lease in the U.S.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss), a GAAP financial measure:

	For the Years Ended December 31,
Adjusted EBITDA	2015	2014	2013
Net Income (Loss)	$5,969,628	$(3,962,165)	$(10,898,325)
Interest expense	459,962	1,052,620	848,247
Change in warrant liability	616,607	(226,508)	—
Income taxes	276,301	—	—
Depreciation and amortization	3,140,205	4,223,507	4,387,464
Stock-based compensation expense	3,341,965	3,810,209	3,758,043
Restructuring costs	—	120,202	2,540,896
Bad debt expense related to Beanstock	5,735,204	—	—
Loss on cumulative effect of foreign currency translation adjustment	856,438	—	—
Gain on sale of asset	(163,333)	—	—
Loss on debt restructure	—	—	1,174,269
Adjusted EBITDA	$20,232,977	$5,017,865	$1,810,594

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

In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements, nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of adopting this new standard on our consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and we do not expect adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, we elected to adopt ASU 2015-17 and changed our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 840). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2015 was held in insured depository accounts, of which approximately $18.6 million exceeded insurance limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements set forth in Item 15 under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, RSM US LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2015 was effective using these criteria.

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

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2016 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees. To see a copy of the Code of Conduct and Ethics, please go to the Company's corporate website at www.meetmecorp.com/investors/governance/.  The corporate website is not incorporated into this report.

 ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2016 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2016 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2016 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from MeetMe’s Proxy Statement for its 2016 Annual Meeting of Shareholders required to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

(3) Item 601 Exhibits - see list of Exhibits below

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Jonah Harris Employment Agreement **	10-Q	11/4/15	10.1
10.23	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3
10.24	Advertising Agreement with Beanstock Media, Inc.#	10-K	3/13/15	10.23

10.25	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.26	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.27	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.28	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.29	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.30	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.31	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.32	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.33	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.34	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.35	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.36	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.37	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.38	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.39	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.40	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.41	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.42	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.43	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.44	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.45	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.46	Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.6
10.47	Supplement to the Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.7
10.48	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.49	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.50	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.51	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
10.52	Amended and Restated Common Stock Purchase Warrant – Series 2 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.1
10.53	Amended and Restated Common Stock Purchase Warrant – Series 3 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2016.

MEETME, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 8, 2016
Geoffrey Cook	(Principal Executive Officer)

/s/David Clark	Chief Financial Officer	March 8, 2016
David Clark	(Principal Financial and Accounting Officer)

/s/John Abbott	Director, Chairman of the Board of Directors	March 8, 2016
John Abbott

/s/Jean Clifton	Director	March 8, 2016
Jean Clifton

/s/Ernesto Cruz	Director	March 8, 2016
Ernesto Cruz

/s/Spencer Rhodes	Director	March 8, 2016
Spencer Rhodes

/s/Jason Whitt	Director	March 8, 2016
Jason Whitt

Exhibit Index

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Jonah Harris Employment Agreement **	10-Q	11/4/15	10.1
10.23	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3
10.24	Advertising Agreement with Beanstock Media, Inc.#	10-K	3/13/15	10.23
10.25	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.26	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.27	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.28	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.29	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.30	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.31	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.32	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.33	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.34	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.35	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.36	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2

10.37	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.38	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.39	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.40	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.41	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.42	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.43	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.44	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.45	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.46	Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.6
10.47	Supplement to the Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.7
10.48	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.49	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.50	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.51	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
10.52	Amended and Restated Common Stock Purchase Warrant – Series 2 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.1
10.53	Amended and Restated Common Stock Purchase Warrant – Series 3 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited the accompanying consolidated balance sheets of MeetMe, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeetMe, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MeetMe, Inc. and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of MeetMe, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited MeetMe, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MeetMe, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, MeetMe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of MeetMe, Inc. and our report dated March 8, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 8, 2016

 MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,298,038	$17,041,050
Accounts receivable, net of allowance of $133,000 and $586,000 at December 31, 2015 and 2014, respectively	16,509,291	9,045,269
Prepaid expenses and other current assets	970,239	790,031
Total current assets	36,777,568	26,876,350
Goodwill	70,646,036	70,646,036
Property and equipment, net	2,610,307	2,458,897
Intangible assets, net	1,278,498	2,894,330
Other assets	178,264	338,146
TOTAL ASSETS	$111,490,673	$103,213,759
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,776,710	$2,985,259
Accrued liabilities	4,127,634	3,249,404
Current portion of capital lease obligations	366,114	872,761
Current portion of long-term debt	—	2,068,326
Deferred revenue	293,414	218,484
Total current liabilities	7,563,872	9,394,234
Long-term capital lease obligations, less current portion, net	221,302	587,416
Long-term debt, less current portion, net	—	556,612
Other liabilities	1,035,137	418,530
TOTAL LIABILITIES	$8,820,311	$10,956,792
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 0 and 1,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	$—	$1,000
Common stock, $.001 par value; authorized - 100,000,000 Shares; 47,179,486 and 44,910,034 shares issued and outstanding at December 31, 2015 and 2014, respectively	47,183	44,914
Additional paid-in capital	300,725,791	297,001,168
Accumulated deficit	(198,102,612)	(204,072,240)
Accumulated other comprehensive loss	—	(717,875)
Total stockholders' equity	102,670,362	92,256,967
Total liabilities and stockholders' equity	$111,490,673	$103,213,759

See notes to consolidated financial statements.

 MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	2015	2014	2013
Revenues	$56,903,773	$44,817,436	$40,378,007
Operating Costs and Expenses:
Sales and marketing	6,618,837	7,277,719	7,799,077
Product development and content	24,615,304	28,324,443	26,660,709
General and administrative	14,534,861	8,017,970	7,875,395
Depreciation and amortization	3,140,205	4,223,507	4,387,464
Restructuring costs	—	120,202	2,540,896
Loss on debt restructure	—	—	1,174,269
Total Operating Costs and Expenses	48,909,207	47,963,841	50,437,810
Income (Loss) from Operations	7,994,566	(3,146,405)	(10,059,803)
Other Income (Expense):
Interest income	21,037	10,352	9,725
Interest expense	(459,962)	(1,052,620)	(848,247)
Change in warrant liability	(616,607)	226,508	—
Loss on cumulative foreign currency translation adjustment	(856,438)	—	—
Gain on sale of asset	163,333	—	—
Total Other Expense	(1,748,637)	(815,760)	(838,522)
Income (Loss) before Income Taxes	6,245,929	(3,962,165)	(10,898,325)
Income taxes	(276,301)	—	—
Net Income (Loss)	$5,969,628	$(3,962,165)	$(10,898,325)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(99,523)	(52,407)
Comprehensive income (loss)	$5,969,628	$(4,061,688)	$(10,950,732)
Basic and diluted net income (loss) per common stockholders:
Basic net income (loss) per common stockholders	$0.13	$(0.10)	$(0.29)
Diluted net income (loss) per common stockholders	$0.12	$(0.10)	$(0.29)
Weighted average shares outstanding:
Basic	45,419,175	41,328,699	38,048,446
Diluted	49,535,826	41,328,699	38,048,446

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance—December 31, 2012	1,000,000	$1,000	37,046,405	$37,050	$275,261,794	$(189,211,750)	$(565,945)	$85,522,149
Vesting of stock options for compensation	—	—	—	—	3,758,043	—	—	3,758,043
Issuance of common stock for MeetMoi	—	—	306,122	306	599,694	—	—	600,000
Exercise of stock options	—	—	122,685	123	122,563	—	—	122,686
Issuance of warrants	—	—	1,002,147	1,002	2,754,902	—	—	2,755,904
Foreign currency translation adjustment	—	—	—	—	—	—	(52,407)	(52,407)
Net loss	—	—	—	—	—	(10,898,325)	—	(10,898,325)
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050
Vesting of stock options for compensation	—	—	—	—	3,718,314	—	—	3,718,314
Exercise of warrants	—	—	89,230	89	174,802	—	—	174,891
Issuance of common stock	—	—	5,750,000	5,750	10,599,152	—	—	10,604,902
Issuance of common stock for vested RSAs	—	—	556,475	557	(557)	—	—	—
Exercise of stock options	—	—	38,834	39	12,459	—	—	12,498
Cancellation of common stock	—	—	(1,864)	(2)	2	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(99,523)	(99,523)
Net loss	—	—	—	—	—	(3,962,165)	—	(3,962,165)
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	—	—	—	—	2,916,427	—	—	2,916,427
Stock compensation expense for warrant modification	—	—	—	—	425,538	—	—	425,538
Issuance of common stock for vested RSAs	—	—	557,603	557	(557)	—	—	—
Exercise of stock options	—	—	231,900	232	383,695	—	—	383,927
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(138,563)	(138,563)
Loss on cumulative currency translation adjustment	—	—	—	—	—	—	856,438	856,438
Net income	—	—	—	—	—	5,969,628	—	5,969,628
Balance—December 31, 2015	—	$—	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,969,628	$(3,962,165)	$(10,898,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,140,205	4,223,507	4,387,464
Gain on sale of asset	(163,333)	—	—
Loss on debt restructure	—	—	1,066,765
Vesting of stock options for compensation	2,916,427	3,718,313	3,758,043
Stock compensation expense for warrant modification	425,538	—	—
Loss on cumulative foreign currency translation adjustment	856,438	—	—
Bad debt expense (recovery)	(453,000)	91,000	(52,000)
Revaluation of warrant liability	616,607	(226,508)	—
Amortization of discounts on notes payable and debt issuance costs	184,868	522,096	160,069
Changes in operating assets and liabilities:
Accounts receivable - trade	(7,023,840)	985,423	(385,078)
Prepaid expenses, other current assets and other assets	(19,967)	(326,114)	737,476
Accounts payable and accrued expenses	684,745	(372,038)	617,180
Deferred revenue	74,929	(57,277)	(116,851)
Net cash provided by (used in) operating activities	7,209,245	4,596,237	(725,257)
Cash flows from investing activities:
Loan payments from BRC	—	—	111,569
Purchase of property and equipment	(1,769,964)	(1,112,487)	(149,064)
Proceeds from sale of asset	255,000	—	—
Net cash used in investing activities	(1,514,964)	(1,112,487)	(37,495)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	383,927	12,498	122,685
Net proceeds from the issuance of common stock	—	10,604,902	—
Net proceeds from the issuance of note payables	—	—	5,000,000
Payments of capital leases	(872,761)	(986,449)	(784,190)
Payments on long-term debt	(2,809,806)	(2,333,966)	(2,240,349)
Net cash provided by (used in) financing activities	(3,298,640)	7,296,985	2,098,146
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	2,395,641	10,780,735	1,335,394
Effect of foreign currency exchange rate on cash	(138,653)	(70,217)	(26,869)
Net increase in cash and cash equivalents	2,256,988	10,710,518	1,308,525
Cash and cash equivalents at beginning of period	17,041,050	6,330,532	5,022,007
Cash and cash equivalents at end of period	$19,298,038	$17,041,050	$6,330,532
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$275,094	$530,062	$618,755
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchase of property and equipment through capital leases	$—	$805,074	$519,208
Subordinated note payable and accounts receivable offset	$—	$—	$6,025,898
Warrant exercises and subordinated note payable cancellation	$—	$—	$2,756,210
Warrant exercise settlement	$—	$174,891	$—
Issuance of convertible note payable for settlement loss contingency for trademark dispute	$—	$—	$600,000

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company”) is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitate interactions among users and encourages users to connect and chat with each other. The Company monetizes through advertising, in-app purchases, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its mobile apps and website, primarily based on a cost per thousand (“CPM”) model. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations” (together, the “ASC Guidance”). Revenue from advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the ASC Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the years ended December 31, 2015, 2014 and 2013, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the years ended December 31, 2015, 2014 and 2013, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 85%, 78% and 69% of the Company’s revenue came from advertising during the years ended December 31, 2015, 2014 and 2013, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive income (loss). Breakage recognized during the years ended December 31, 2015, 2014 and 2013 was $845,000, $910,000 and $625,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on all of the Company’s platforms, including cost-per-action (“CPA”) currency incented promotions and sales on its proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a user’s principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the Credits to the user’s account. When a user performs an action, the user earns Credits and the Company earns product revenue from the advertiser.

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

Beanstock Media Inc.

Web Agreement

On September 25, 2013, the Company entered into a Media Publisher Agreement (the “Web Agreement”) with Beanstock Media, Inc. (“Beanstock”). The Web Agreement was effective from September 23, 2013 until June 2, 2015 when the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Web Agreement, Beanstock had the exclusive right and obligation to fill all of the Company’s remnant desktop in-page display advertising inventory on www.meetme.com (the “Site”), excluding, (i) any inventory sold to a third party under an insertion order that was campaign or advertiser specific, (ii) any inventory the Company reserved in existing and future agreements with third parties for barter transactions and as additional consideration as part of larger business development transactions, and (iii) any inventory reserved for premium advertising for the Site. The Company could have continued to place inventory outside of the Web Agreement in direct sales.

Beanstock was obligated to pay for all advertising requests that the Company delivered, whether or not Beanstock filled them. For the United States, Beanstock was obligated to pay the Company specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock was obligated to pay the Company 90% of its net ad revenue for the Site.

The Company could terminate the Web Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party could terminate the Web Agreement if the other party was in material breach of its obligations and did not cure such breach, or if the other party filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a receiver is appointed for such party or its business.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $2,160,000, $9,800,000 and $3,800,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $1.3 million receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

Mobile Agreement

On December 23, 2014, the Company entered into an Advertising Agreement with Beanstock (the “Mobile Agreement”). On June 2, 2015, the Company terminated the Mobile agreement with Beanstock as a result of non-payment by Beanstock of amounts owed.

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

Beanstock was required to remit payments due to the Company within thirty days following the last day of each calendar month for that month regardless of advertiser campaign duration; provided, however, that if the balance owing under the Mobile Agreement exceeded a stated amount, then the Company could request Beanstock to accelerate payments so that the balance does not at any point exceed that amount, and Beanstock would be required do so within ten days and for so long as necessary to keep said balance under that amount. Beanstock assumed all risk with regards to collection of all applicable advertiser fees with respect to all of the advertising inventory and was not permitted to delay payment to the Company as a result of non-collection or delay of payment of fees by advertisers. Beanstock was not permitted to withhold or offset amounts owing the Mobile Agreement for any reason.

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

For the year ended December 31, 2015, the Company recognized approximately $5,200,000 under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $4.4 million receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

As of December 31, 2015, the accounts receivable balance written-off under both agreements was $5.7 million. In addition, Beanstock owes the Company $4.0 million under the Mobile Agreement of liquidated damages that have not been recorded in the financial statements and are not included in the approximately $5.7 million bad debt write-off.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $5,100,000, $19,824,000 and $695,000 in revenue under the terms of the Pinsight Agreement, respectively.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2015	$586,000	$181,398	$634,398	$133,000
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000
Year Ended December 31, 2013	$547,000	$—	$52,000	$495,000

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

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company determined that no impairment charge was necessary.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income (expense). The Company’s foreign operations were substantially liquidated in the first quarter of 2015. Due to our current reporting metrics, providing revenues from users attributed to the U.S. and revenues from users attributed to all other countries is impracticable.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	For the Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$5,969,628	$(3,962,165)	$(10,898,325)

Denominator:
Weighted-average shares outstanding	45,419,175	41,328,699	38,048,446
Effect of dilutive securities	4,116,651	—	—
Weighted-average diluted shares	49,535,826	41,328,699	38,048,446

Basic net income (loss) per share	$0.13	$(0.10)	$(0.29)
Diluted net income (loss) per share	$0.12	$(0.10)	$(0.29)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	For the Year Ended December 31,
	2015	2014	2013
Stock options	8,052,962	9,618,102	9,138,131
Unvested restricted stock awards	184,954	1,418,227	1,361,750
Warrants	2,740,521	2,812,414	3,111,690
Convertible preferred stock	—	1,479,949	1,479,949
Totals	10,978,437	15,328,692	15,091,520

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the years ended December 31, 2015 and 2014, three customers comprised approximately 41% and 66% of total revenues, respectively. Three customers comprised 52% and 66% of accounts receivable as of December 31, 2015, and 2014. During the year ended December 31, 2013, one customer, an advertising aggregator, comprised approximately 22% of total revenue and three customers comprised 37% of total accounts receivable.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) consists of foreign currency translation adjustments which are added to net income (loss) to compute total comprehensive income (loss).

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

In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new guidance, and has not determined the impact this standard may have on the consolidated financial statements, nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015 and the Company does not expect adoption of this guidance will have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, the Company elected to adopt ASU 2015-17 and changed its method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on the Company’s financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

Note 2—Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2015
Assets
Money market	$10,029,275	$—	$—	$10,029,275
Total assets	$10,029,275	$—	$—	$10,029,275
Liabilities
Warrants to purchase common stock	$—	$—	$1,035,137	$1,035,137
Total Liabilities	$—	$—	$1,035,137	$1,035,137
December 31, 2014
Assets
Money market	$10,014,243	$—	$—	$10,014,243
Total assets	$10,014,243	$—	$—	$10,014,243
Liabilities
Warrants to purchase common stock	$—	$—	$418,530	$418,530
Total Liabilities	$—	$—	$418,530	$418,530

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2013	$819,930
Settlements	(174,892)
Changes in estimated fair value	(226,508)
Balance as of December 31, 2014	$418,530
Changes in estimated fair value	616,607
Balance as of December 31, 2015	$1,035,137

 The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2015 and 2014.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 2.27% at December 31, 2015 and weighted average volatility of 82.96%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires separate quantitative disclosures about the fair value measurements for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the years ended December 31, 2015 and 2014.

Note 3—Goodwill

The Company assesses goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. Management believes the Company has one reporting unit.

As of December 31, 2015, the Company completed its annual impairment test. The Company’s management considered both a market approach using comparable company method and income approach using a discounted cash flow method which it believes to be an appropriate valuation methodology.

The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as sales revenues as well as an estimated control premium. The Company’s discounted cash flow model is highly reliant on various assumptions, including estimates of future cash flows, growth rates, discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving its estimated cash flow forecast. These assumptions are based on significant inputs not easily observable in the market and thus represent Level 3 measurements within the fair value hierarchy. A discount rate of 14.5% was used, as well as assumptions of growth in revenues of 15.1% and 7.9% over the next 2 years before a terminal value was estimated. The discount rate was determined using the weighted average cost of capital for a typical market participant. The Company notes that the conclusion would have decreased by less than 2%. The Company also notes that the conclusion of value was not overly sensitive to changes in the growth rates used in our analysis. Had the growth rates for the next 2 years been 1% lower, the aggregate valuation conclusion would have decreased by less than 2%. The Company believes the discount rate and other inputs and assumptions are reasonable and consistent with those that a market participant would use.

At December 31, 2015, the Company concluded that the fair value of the Company’s reporting unit exceeded its carrying value of the reporting unit’s carrying amount. The most recent analysis concluded that the excess of fair value over carrying amount as of December 31, 2015 was $92 million, which was more than 108.6% of the reporting unit’s carrying amount.

Changes in the carrying amount of goodwill consisted of the following at December 31:

	2015	2014	2013
Balance at January 1	$70,646,036	$70,646,036	$70,646,036
Goodwill acquired during the period	—	—	—
Impairment charges during the period	—	—	—
Balance at December 31	$70,646,036	$70,646,036	$70,646,036

Note 4—Intangible Assets

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
Trademarks and domains names	$5,849,994	$6,124,994	$6,124,994
Advertising customer relationships	1,165,000	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000	1,725,000
	8,739,994	9,014,994	9,014,994
Less accumulated amortization	(7,461,496)	(6,120,664)	(4,227,053)
Intangible assets - net	$1,278,498	$2,894,330	$4,787,941

Amortization expense was approximately $1.5 million, $1.9 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,
2016	$1,278,498
Total	$1,278,498

Note 5—Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Servers, computer equipment and software	$9,105,086	$8,221,009
Office furniture and equipment	57,359	62,447
Leasehold improvements	369,137	378,389
	9,531,582	8,661,845
Less accumulated depreciation/amortization	(6,921,275)	(6,202,948)
Property and equipment—net	$2,610,307	$2,458,897

The above amounts as of December 31, 2015 and 2014 include certain leases accounted for as capital leases. The total cost, net of accumulated depreciation, of property and equipment recorded under capital leases at December 31, 2015 and 2014 was approximately $513,000 and $805,000, respectively (see Note 7).

Property and equipment depreciation and amortization expense was approximately $1.6 million, $2.3 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6—Long-Term Debt

The components of the Company’s total indebtedness were as follows:

	December 31, 2015	December 31, 2014
Senior Loans Payable:
Term Loan	$—	$2,809,806
Less: unamortized discount	—	(184,868)
Total long-term debt, net	—	2,624,938
Less current portion	—	(2,068,326)
Total long-term debt, less current portion, net	$—	$556,612

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. & Venture Lending and Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the Company drawn on either tranche. The Loan is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the loan. Amortization expense was $184,868, $295,588 and $190,225 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included on the statement of operations and comprehensive income (loss) in interest expense. The lenders have a priority first security lien on substantially all assets of the Company. As of December 31 2015, the Company has repaid all outstanding indebtedness under the Term Loan.

Subordinated Notes Payable

MATT Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with Mexicans & Americans Trading Together, Inc. (“MATT Inc.”). Pursuant to the terms of the MATT Agreement: (i) MATT Inc. invested $5,000,000 in the Company and the Company issued MATT Inc. a subordinated promissory note due October 16, 2016 with 4.46% interest per annum (the “MATT Note”); (ii) the exercise price of MATT Inc.’s outstanding Series 1 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $12.50 per share to $2.75 per share; (iii) the exercise price of MATT Inc.’s outstanding Series 2 Warrant to purchase 1,000,000 shares of the Company’s common stock was reduced from $15.00 per share to $2.75 per share (see Note 9); and (iv) the Amended and Restated Support Agreement between the Company and MATT Inc. was terminated, which terminated MATT Inc.’s obligation to provide the Company with the use of a corporate jet for up to 25 hours per year through October 2016.  Debt issuance costs of $24,580 related to this transaction have been capitalized within the other assets section of the consolidated balance sheets and are being amortized to interest expense over the life of the note.  Amortization expense was $455 for the year ended December 31, 2013.

On March 5, 2013, the Company, Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”) and MATT Inc. entered into an agreement to offset the MATT Note with approximately $6.0 million of accounts receivable that MATT Inc. and AHMSA owed to the Company (the “Receivable”).  As of March 5, 2013, $6,254,178 in principal and accrued interest was outstanding under the MATT Note, and the Receivable had a balance of $6,025,828 plus interest of $222,446 from the agreement.  MATT Inc. exercised warrants dated October 17, 2006 at an exercise price of $2.75 per share (the “MATT Warrants”) to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the Note exceeded the amount of the Receivable.  As a result of these transactions, both the MATT Note and the Receivable have been deemed fully satisfied.  In connection therewith, MATT Inc. has agreed to exercise or forfeit the MATT Warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.  During 2013, the Company recorded a net loss on debt restructure (see consolidated statement of operations and comprehensive income (loss)) of approximately $712,000 in connection with the debt offset and warrant, attributable to the write-off of unamortized discounts and debt issue costs at the date of the agreement.

RSI Note Payable

On January 25, 2008, the Company entered into a Note Purchase Agreement (the “RSI Agreement”) with Richard L. Scott Investments, LLC (“RSI”). Pursuant to the terms of the RSI Agreement: (i) RSI invested $2,000,000 in the Company and the Company issued RSI a subordinated promissory note due March 21, 2016 with 4.46% interest per annum (the “RSI Note”); (ii) the exercise price of RSI’s outstanding Series 2 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $4.00 per share to $2.75 per share, (see Note 9); and (iii) the exercise price of RSI’s outstanding Series 3 Warrant to purchase 500,000 shares of the Company’s common stock was reduced from $7.00 per share to $2.75 per share. Debt issuance costs of $15,901 related to this transaction have been capitalized within the other assets section of the consolidated balance sheet and were amortized to interest expense over the life of the RSI Note. Amortization expense was $315 for the year ended December 31, 2013.

On March 5, 2013, the Company and RSI entered into an agreement pursuant to which RSI exercised warrants dated as of March 21, 2006 to purchase one million shares of common stock at an exercise price of $2.75 per share (the “RSI Warrants”).  RSI paid the exercise price of the RSI Warrants by offsetting that same amount under the RSI Note.  The Company paid RSI $107,504 in cash, which represented the difference between the aggregate exercise price of the RSI Warrants of $2,750,000, and the total amount of principal and interest under the RSI Note that would have accrued through the 2016 due date of $2,857,504.  As a result of these transactions, the RSI Warrants have been fully exercised and are of no further force or effect and the RSI Note has been deemed fully satisfied. During 2013, the Company recorded a loss on debt restructure (see consolidated statement of operations and comprehensive income (loss)) of approximately $463,000 in connection with the warrant exercise and debt cancellation, attributable to the write-off of unamortized discounts and debt issue costs, and accelerated interest at the date of the agreement.

Note 7—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2017. The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option.

Capital Leases

In 2012, the Company executed two non-cancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through October 2017. The Company did not enter into any new capital leases for the year ended December 31, 2015.

A summary of minimum future rental payments required under capital and operating leases as of December 31, 2015 are as follows:

	Capital Leases	Operating Leases
2016	$385,503	$1,644,774
2017	225,879	1,207,702
2018	—	42,240
Total minimum lease payments	$611,382	$2,894,716
Less: Amount representing interest	(23,966)
Total present value of minimum payments	587,416
Less: Current portion of such obligations	366,114
Long-term capital lease obligations	$221,302

Rent expense for under the operating leases was approximately $1.9 million, $2.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint sought damages of not less than $4 million. On December 22, 2015, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement and Release of Claims”) with F. Stephen Allen, resolving all claims relating to F. Stephen Allen v. MeetMe, Inc., Cause No. 4:15-cv-210-GKF-TLW. Pursuant to the Settlement and Release of Claims, the Company will (i) pay F. Stephen Allen $225,000, (ii) enter into a one year consulting agreement in exchange for a grant of 50,000 stock options, (iii) modify the terms of his outstanding Series 2 and Series 3 warrants, to reduce the amount outstanding under the Series 2 by 50,000 and to extend the expiration date on both Series 2 and Series 3 by 15 months to June 21, 2017.

On August 7, 2015, the Company entered into a Settlement and Mutual Release (the “Settlement and Release”) with the People of the State of California (the “People”) resolving all claims relating to People of the State of California, ex rel. Dennis Herrera, San Francisco City Attorney v. MeetMe, Inc., et al. (Case No. CGC 14-537126), filed in the Superior Court of California, City of San Francisco, on February 3, 2014 (the “Litigation”). Pursuant to the Settlement and Release, (A) the Company agreed, inter alia, to (i) implement a number of privacy-related product changes, (ii) restate its Terms of Service and Privacy Policy, and (iii) pay $200,000 to the People. On August 19, 2015, the Court dismissed the litigation with prejudice.

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

Restructuring Costs

During the second quarter of 2013, the Company announced a cost reduction initiative, including a workforce reduction of 15%. In addition, the Company implemented the workforce reduction and initiated further cost reductions by closing certain satellite offices and consolidating real estate facilities. The Company recorded restructuring costs of $2.5 million within operating expense related to the exit costs of non-cancellable leases and workforce reduction costs excluding the impact of stock based compensation expense reversals associated with employee terminations resulting from the restructure. Accrued restructuring expenses were approximately $0 and $7,000 at December 31, 2015 and 2014, respectively. The Company paid approximately $120,000 of restructuring expenses associated with exit costs of the Chief Technology Officer in 2014, and $1.8 million of the restructuring expenses in severance and related employee exit costs to its former Chief Executive Officer and Chief Financial Officer during 2013.

Retirement Plan

The Company maintains the MeetMe, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under Section 401(a) of the IRS.  The Plan covers the majority of the employees of the Company.  In January 2014, the Company began providing company match contributions to the plan, based on a participant’s contribution.  The Company’s 401(k) match expense totaled $379,000 and $299,000 for the years ended December 31, 2015 and 2014.  The expense is included in sales and marketing, product development, and general and administrative expenses in the consolidated statements of operations.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on a converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. In December 2015, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 231,900 shares and 38,834 shares of common stock in connection with the exercises of stock options during the years ended December 31, 2015 and 2014. The Company issued 557,603 shares and 556,475 shares of common stock in connection with the vesting of restricted stock awards during the years ended December 31, 2015 and 2014. There were no warrants exercised in the year ended December 31, 2015. During 2014, the Company issued 89,230 common shares in connection with the exercise of warrants (see Note 9).

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2015, 2014 and 2013, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statement of operations and comprehensive income (loss) as follows:

	For the Years Ended December 31,
	2015	2014	2013
Sales and marketing	$309,708	$440,284	$392,020
Product development and content	1,197,696	2,033,009	1,755,712
General and administrative	1,409,023	1,336,916	1,610,311
Total stock-based compensation for vesting of options and RSA's	2,916,427	3,810,209	3,758,043
Warrant modification	425,538	—	—
Total stock-based compensation expense	$3,341,965	$3,810,209	$3,758,043

As of December 31, 2015, there was approximately $4.6 million of total unrecognized compensation cost relating to stock options and restricted stock awards, which is expected to be recognized over a period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of the Company’s common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of December 31, 2015, there were approximately 3.6 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the year ended December 31, 2015 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,951,957	$2.25
Granted	1,692,500	1.79
Exercised	(190,733)	1.79
Forfeited or expired	(481,346)	2.00
Outstanding at December 31, 2015	2,972,378	$2.06	8.0	$4,523,214
Exercisable at December 31, 2015	1,239,363	$2.27	8.6	$1,624,472

The weighted-average grant-date fair value of stock options granted to employees in the years ended December 31, 2015, 2014 and 2013 was $1.79, $2.67 and $1.88 per share, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.37%	1.62%	1.25%
Expected term (in years)	5.9	5.9	5.8
Expected dividend yield	—	—	—
Expected volatility	87%	82%	85%

 Restricted Stock Awards

The Company granted 1,477,350 RSAs during the year ended December 31, 2015. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.5 million, $1.1 million and $509,000 for the years ended December 31, 2015, 2014 and 2013, respectively. A summary of RSA activity under the 2012 Plan during the year ended December 31, 2015 is as follows:

RSA's	Number of RSAs	Weighted- Average Stock Price
Outstanding at December 31, 2014	1,418,227	$2.07
Granted	1,477,350	1.70
Exercised	(557,603)	2.03
Forfeited or expired	(265,017)	1.93
Outstanding at December 31, 2015	2,072,957	$1.84
Unvested at December 31, 2015	2,072,957	$1.84

 2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan.

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

A summary of stock option activity under the 2006 Stock Plan during the year ended December 31, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,223,107	$2.30
Granted	—	—
Exercised	(41,167)	1.01
Forfeited or expired	(337,639)	4.25
Outstanding at December 31, 2015	6,844,301	$2.22	3.5	$10,754,741
Exercisable at December 31, 2015	6,800,122	$2.21	3.5	$10,754,741

The total intrinsic values of options exercised during the years ended December 31, 2015, 2014 and 2013 were approximately $1.5 million, $1.1 million and $102,000, respectively.

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the year ended December 31, 2015 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	443,038	$1.34
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2015	443,038	$1.34	3.9	$992,405
Exercisable at December 31, 2015	443,038	$1.34	3.9	$992,405

Note 9—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of December 31,			Weighted- average exercise		Balance Sheet Classification as of December 31,
	2015	2014	2013	price	Expiration	2015	2014	2013
Venture Lending & Leasing VI, Inc.	170,919	170,919	255,102	$1.96	2/28/2024	Liability	Liability	Liability
Venture Lending & Leasing VII, Inc.	170,919	170,919	255,102	$1.96	2/28/2024	Liability	Liability	Liability
Allen, F. Stephen Series 2	450,000	500,000	500,000	$3.55	6/21/2017	Equity	Equity	Equity
Allen, F. Stephen Series 3	500,000	500,000	500,000	$3.55	6/21/2017	Equity	Equity	Equity
Stearns, Robert	200,000	200,000	200,000	$3.55	3/21/2016	Equity	Equity	Equity
MATT Series 1	270,576	270,576	401,486	$2.75	9/19/2016	Equity	Equity	Equity
MATT Series 2	1,000,000	1,000,000	1,000,000	$2.75	9/19/2016	Equity	Equity	Equity
All warrants	2,762,414	2,812,414	3,111,690

Venture Lending & Leasing VI and VII Inc.

In connection with the Term loan that took place in April 2013, the Company issued warrants to the lender with an initial aggregate exercise value of $800,000, which increased by $200,000 with the first tranche and which would have increased by $300,000 with each of the second and third tranche draw down of the loan had the Company drawn down on them (see Note 6). Each warrant was immediately exercisable and expires ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance.

The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants were recorded as a discount to the Term loan.

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On December 31, 2015, the Company remeasured the fair value of the outstanding warrants, using current assumptions, resulting in an increase in fair value of $616,607, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company will continue to re-measure the fair value of the liability associated with the warrants at the end of each reporting period until the earlier of the exercise or the expiration of the applicable warrants.

The fair value of the warrants on the date of issuance and on each re-measurement date for those warrants are classified as liabilities, and the fair value is estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk-free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants are considered a Level 3 measurement (Note 2).

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2015:

Risk-free interest rate:	2.27%
Expected term (years):	8.17
Expected dividend yield:	—
Expected volatility:	82.96%

Scott, Richard L Series 2 and 3

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

Allen, F. Stephen Series 2 and 3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00, and $7.00 as compensation for certain strategic initiatives. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  On December 22, 2015, in conjunction with a litigation settlement, the Company repurchased 50,000 Series 2 warrants and extended the warrant expiration date to June 21, 2017. See Note 7 for additional information on the settlement. The fair value of the warrant modification was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  As a result of this modification, an additional expense of approximately $426,000 was recorded in General and Administrative expense. The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	0.83%
Expected term (years):	1.5
Expected dividend yield:	—
Expected volatility:	60.42%

Stearns, Robert

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to the Company’s then Chief Executive Officer. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The warrants are exercisable at any time through their respective expiration dates. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to compensation expense. These warrants were still outstanding on December 31, 2015 and expire in March 2016.

MATT Series 1 and 2

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT. Pursuant to the terms of the MATT Agreement the exercise price of MATT’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. These warrants expire in September 2016. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased. On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded the amount of the Receivable (see Note 6).  MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013. For the year ended December 31, 2013, 400,002 warrants were forfeited. At December 31, 2014, MATT Warrants totaling 1,270,576 were outstanding.

The fair value of the modified warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate:	2.81%
Expected term (years):	8.73
Expected dividend yield:	—
Expected volatility:	100.75%

A summary of warrant activity for the year ended December 31, 2015 is as follows:

Warrants	Number of warrants	Weighted-average exercise price
Outstanding at December 31, 2014	2,812,414	$3.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(50,000)	$3.55
Outstanding at December 31, 2015	2,762,414	$2.99
Exercisable at December 31, 2015	2,762,414	$2.99

Note 10—Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company's income before taxes was $6,245,929 for the year ended December 31, 2015. The Company’s loss before taxes was $3,962,165 and $10,898,325 for the years ended December 31, 2014 and 2013, respectively, and was primarily generated in the U.S.

For the year ended December 31, 2015, the Company recorded income tax expense of $276,000, primarily due to the limitation on the utilization of net operating losses to offset Alternative Minimum Taxable (“AMT”) income which creates an AMT liability for federal tax purposes. No current or deferred income tax expense was recorded for the years ended December 31, 2014 or 2013.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following:

	December 31, 2015	December 31, 2014
Net operating loss carryforward	$22,514,000	$47,846,000
Property and equipment	(163,000)	(469,000)
Stock options and warrants	9,419,000	9,229,000
Other	1,685,000	1,031,000
Total deferred tax assets	33,455,000	57,637,000
Valuation allowance	(33,455,000)	(57,637,000)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company's history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014.

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows:

	For the Years Ended December 31,
	2015	2014	2013
U.S. federal income tax at statutory rate	$2,124,000	$(1,347,000)	$(3,689,000)
Nondeductible expenses	34,000	38,000	54,000
Foreign subsidiary loss with no tax benefit	36,000	123,000	—
Change in valuation allowance	(2,169,000)	1,263,000	3,708,000
State tax benefit, net of federal provision (benefit)	21,000	—	2,000
Foreign subsidiary loss	—	—	(22,000)
Fair market value adjustment for warrants	210,000	(77,000)	—
Other	20,000	—	(53,000)
Income Tax Expense	$276,000	$—	$—

As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $61 million and $135 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2033. The Company has completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of its net operating loss carryforwards due to historical changes in ownership. That study concluded that $61 million of such accumulated net operating loss carryforwards, subject to annual limitation, should be available to offset future taxable income during the carryover period which extends through 2033. If unused, these net operating loss carryforwards will expire at various dates through 2033.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Note 11—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director.  Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA.  See Note 6–Long-Term Debt, Note 8–Stockholder’s Equity, and Note 9–Warrant Transactions.

John Abbott, the Company's former Chief Executive Officer and Chairman of the Board, serves as a financial advisor to AHMSA. In connection with providing these services, AHMSA paid Mr. Abbott $1,000,000, $180,000 and $360,000 in 2015, 2014 and 2013, respectively.

Note 12 –Quarterly Results of Operations Data (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2015. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.

	Three Months Ended,
	2015				2014
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$19,879,839	$14,308,080	$11,086,878	$11,628,976	$13,021,878	$11,604,724	$10,687,330	$9,503,504
Operating Costs and Expenses:
Sales and marketing	2,826,197	1,483,252	1,094,068	1,215,320	1,666,406	1,516,547	1,935,678	2,159,088
Product development and content	6,036,479	6,175,566	6,083,455	6,319,804	7,589,911	7,021,353	6,855,739	6,857,440
General and administrative	3,337,599	7,802,367	1,774,991	1,619,904	1,962,026	1,932,161	2,194,138	1,929,645
Depreciation and amortization	760,200	762,830	801,260	815,915	922,853	1,135,263	1,079,932	1,085,459
Restructuring costs	—	—	—	—	—	—	—	120,202
Total Operating Costs and Expenses	12,960,475	16,224,015	9,753,774	9,970,943	12,141,196	11,605,324	12,065,487	12,151,834
Income (Loss) from Operations	6,919,364	(1,915,935)	1,333,104	1,658,033	880,682	(600)	(1,378,157)	(2,648,330)
Other Income (Expense):
Interest income	5,304	5,303	5,244	5,186	5,958	2,679	549	1,166
Interest expense	(84,724)	(93,383)	(122,989)	(158,866)	(183,754)	(206,980)	(241,643)	(420,243)
Change in warrant liability	(622,819)	45,532	56,408	(95,728)	144,037	256,932	181,493	(355,954)
Loss on cumulative foreign currency translation adjustment	5,639	(78,987)	11,614	(794,704)	—	—	—	—
Gain on sale of asset	—	—	—	163,333	—	—	—	—
Total Other Expense	(696,600)	(121,535)	(49,723)	(880,779)	(33,759)	52,631	(59,601)	(775,031)
Income (Loss) before Income Taxes	6,222,764	(2,037,470)	1,283,381	777,254	846,923	52,031	(1,437,758)	(3,423,361)
Income taxes	(149,500)	1,849	(73,450)	(55,200)	—	—	—	—
Net Income (Loss)	$6,073,264	$(2,035,621)	$1,209,931	$722,054	$846,923	$52,031	$(1,437,758)	$(3,423,361)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(65,408)	(74,389)	12,573	27,701
Comprehensive income (loss)	$6,073,264	$(2,035,621)	$1,209,931	$722,054	$781,515	$(22,358)	$(1,425,185)	$(3,395,660)
Basic and diluted net income (loss) per common stockholders:
Basic net income (loss) per common stockholders	$0.13	$(0.04)	$0.03	$0.02	$0.02	$(0.00)	$(0.04)	$(0.09)
Diluted net income (loss) per common stockholders	$0.12	$(0.04)	$0.02	$0.01	$0.02	$(0.00)	$(0.04)	$(0.09)
Weighted average shares outstanding:
Basic	46,090,961	45,470,686	45,191,563	44,910,034	44,879,982	43,092,803	38,798,706	38,499,171
Diluted	51,735,136	45,470,686	49,022,622	48,246,763	48,181,596	43,092,803	38,798,706	38,499,171