Form 10-K/A
period 2015-12-31
MeetMe, Inc.
filed 2016-04-29
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐Yes       ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $73,000,000 based upon the last reported sale price of $1.70 per share on June 30, 2015, on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 27, 2016, was 47,690,046.

MEETME, INC.

FORM 10-K/A

INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of MeetMe, Inc., a Delaware corporation (“Company,” “MeetMe,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2015 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2016 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

All of the members of our Board of Directors (the “Board”) serve as a director of the Company until the next Annual Meeting of the Stockholders of the Company. The following table represents our Board as of April 27, 2016:

Name	Age	Position
John Abbott	46	Chairman of the Board
Jean Clifton	55	Director
Geoffrey Cook	37	Director
Ernesto Cruz	59	Director
Spencer Rhodes	38	Director
Jason Whitt	44	Director

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

Jean Clifton has served as a director of the Company since June 2013. Ms. Clifton joined Veterinary Specialists of North America, LLC upon its formation in July 2014 as the company’s Chief Financial Officer. Ms Clifton also performs consulting services through Platinum Strategic Partners, LLC, a financial and operations consulting firm she founded in 2006. Ms. Clifton served as the Chief Financial Officer of WestwoodOne (f/k/a Dial Global, Inc.) from June 2012 through January 2014 after completing the sale of the company and post-sale integration work. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company, a New York Stock Exchange listed company, and its predecessor companies, in various capacities in the U.S. and Europe, including as President and Chief Operating Officer from 2005 to 2006 and Executive Vice President, Chief Financial Officer and Treasurer from 1989 to 2005 and served on the Board of Directors of the company. Ms. Clifton has held Chief Financial Officer/Chief Accounting Officer positions at Readers’ Digest and three MidOcean Partners portfolio companies (Penton Media from 2008 through 2010, Olympus Media and Jones & Frank). Ms. Clifton was selected to serve on our Board because of her financial experience.

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

Spencer Rhodes has served as a director since April 2013. Mr. Rhodes is Alternative Investments Global Business Manager of Allianz Global Investors, an investment management firm, where he has worked since July of 2013. Prior to that, Mr. Rhodes was the Chief Operating Officer and Head of Business Development for Tradewinds Investment Management LP, also an investment management firm. Mr. Rhodes was affiliated with Tradewinds Investment Management LP from January 2008 to June 2013. Before that Mr. Rhodes was a Vice President with BlackRock Investment Management. Prior to his career in finance, Mr. Rhodes served as President of CyberEdit.com, which was acquired by the Thomson Corporation. Mr. Rhodes also was an angel investor and board observer for myYearbook, one of MeetMe’s predecessor companies. Mr. Rhodes has served as a director of Sierra Molecular Corporation, a private biotechnology corporation, since 2011. Mr. Rhodes was selected to serve on our Board because of his investment experience and his experience with emerging companies.

Jason Whitt has served as a director since August 2014. Since March 2015, Mr. Whitt has been the Senior Vice President of Corporate and New Channel Development for Serviz, Inc., an on-demand home services company for booking and buying home repair services online. He was the Senior Vice President of Corporate and Business Development of ReachLocal, Inc., an internet service provider company, a position he has held since joining ReachLocal from March 2011 to February 2015. From June 2005 through February 2011, Mr. Whitt was a Venture Capital Investor for VantagePoint Venture Partners, where he focused on investments in Internet/digital media, cloud delivered software & services, mobile, consumer-oriented technology and healthcare IT. From September 2000 through May 2005, Mr. Whitt was responsible for acquisitions, venture investing, and corporate strategy for Cisco Systems’ Corporate Business Development group, where he led numerous transactions involving communications software and applications, enterprise collaboration, mobile/wireless, Internet/digital media, and consumer technology companies. Mr. Whitt was selected to serve on our Board because of his investment experience and his experience with technology companies.

 Executive Officers

Name	Age	Position(s)
Geoffrey Cook	37	Chief Executive Officer
David Clark	52	Chief Financial Officer
William Alena	43	Chief Revenue Officer
Frederic Beckley	52	General Counsel and Executive Vice President, Business Affairs
Jonah Harris	34	Chief Technology Officer

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

Jonah Harris has served as our Chief Technology Officer since October 2015. Mr. Harris served as the VP of Software Architecture for the Company from May 2010 through October 2015 and a Senior Database Administrator for the Company from July 2008 through May 2010. Since May 2014, Mr. Harris has served as the founder of NEXTGRES, LLC., a software company.

Resignation of Richard Friedman

Richard Friedman resigned as Chief Technology Officer of the Company on May 26, 2015, and his resignation was effective as of July 3, 2015. During the period from July 4, 2015 to December 31, 2015, Mr. Friedman served as a consultant to the Company, providing advisory services as requested from the time to time by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that our directors, executive officers, and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and on the representations of the reporting persons we believe that all filing requirements applicable to these persons were complied with during fiscal year 2015.

Corporate Governance

Board Committees

The Board has the following three separately designated standing committees:

●	the Audit Committee;
●	the Compensation Committee; and
●	the Nominating and Governance Committee.

Each committee has a charter, which can be found on our Investor website at website at www.meetmecorp.com/investors/governance/. The corporate website is not incorporated into this report.

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

Compensation Committee

The Compensation Committee assists the Board in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and annually approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee is also responsible for reviewing and recommending possible changes in Board composition, diversity, qualifications and other aspects of Board membership.

Nominating and Governance Committee

           The Nominating and Governance Committee assists the Board in determining the desired experience, mix of skills and other qualities to assure appropriate Board composition, identifying highly qualified individuals meeting those criteria to serve on the Board; proposing to the Board a slate of nominees for election by the shareholders at the Annual Meeting of Shareholders, reviewing candidates nominated by shareholders for election to the Board; developing plans regarding the size and composition of the Board and its committees; developing and recommending to the Board a set of corporate governance principles applicable to the Company and reviewing such principles at least annually.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees which is posted on our website at www.meetmecorp.com/investors/governance/. The corporate website is not incorporated into this report.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Geoffrey Cook, and our other executive officers who served as an executive officer during 2015, to whom we refer to collectively as our “Named Executive Officers.” Our Named Executive Officers for 2015 were Mr. Cook, David Clark, William Alena, Frederic Beckley, Jonah Harris and Richard Friedman.

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

In August 2015, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. We had significant support from our stockholders with respect to the compensation of our Named Executive Officers. As we evaluated our Named Executive Officer compensation program during 2015, our Compensation Committee considered the support our stockholders expressed for our Named Executive Officer compensation practices which emphasize short and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders.

Determination of Compensation Elements

In early 2015, our Compensation Committee commissioned F.W. Cook & Co. (“F.W. Cook”), a compensation consulting firm, to conduct an independent review of our executive compensation program. The purpose of the review was to provide a competitive reference on pay levels, performance alignment and shareholder considerations. F.W. Cook utilized the peer group designated in 2015, which is set forth below, to provide an executive compensation review of our overall executive compensation against that provided by our peer group. Certain of the companies were determined to be appropriate members of our competitor group based on the number of employees and the fact that they are competitor companies, while certain other companies were determined to be appropriate members of our competitor group based on their market capitalization or total shareholder return. In general, all of the companies in our peer group represent companies with which we compete for our executive talent. We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies. The comparator companies consist of the following:

● Autobytel	● Limelight Networks	● NTN Buzztime	● TheStreet
● Brightcove	● Local.com	● Spark Networks	● Travelzoo
● Evolving Systems	● Majesco Entertainment	● TechTarget	● XO Group
● Glu Mobile	● Martha Stewart Living	● Telenav	● Zix

In 2015, we used the F.W. Cook report and consulted with F.W. Cook in connection with all compensation actions taken for our Named Executive Officers.

When determining our executive compensation policies in 2015, our Compensation Committee considered recommendations from our Chief Executive Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself. Mr. Cook does not participate in determining his own compensation.

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

Our executive compensation model emphasizes long-term equity compensation over short-term cash compensation, and performance-based cash compensation over reliable base salaries. The amount of base salary and target performance-based bonus was approximately 55% of our Named Executive Officers’ total target direct compensation for 2015.

Base Salaries

Our Compensation Committee generally establishes base salaries for our Named Executive Officers based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies to individuals in similar positions. Messrs. Cook, Beckley, Alena and Harris have base salaries that are generally consistent with the 25th percentile, based on our competitor group, while Mr. Clark has, and Mr. Friedman had, base salaries that are slightly above median. This pattern is generally consistent with smaller companies with new hires having base salaries closer to market median while incumbent executive officers tend to have base salaries below market. Our Named Executive Officers received base salary increases of 3% in 2015, which was generally consistent with market practice.

Name	Base Salary effective January 1, 2015	Base Salary effective May 16, 2015
Geoffrey Cook	$327,600	$337,428
David Clark	$327,600	$337,428
William Alena	$218,400	$224,952
Frederic Beckley	$262,172	$270,037
Richard Friedman	$315,000	$324,450
Jonah Harris	$255,376	$257,930

 Performance-Based Bonuses

The Company has a Management Bonus Plan (the “Bonus Plan”) that was established to promote the interests of the Company by creating an incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company. The target performance-based bonuses under the Bonus Plan were generally between the median and the 75th percentile of the Company’s comparator group. The Compensation Committee believes that annual performance-based compensation is an effective tool to incentivize key employees, which is reflected in the above median targets as compared to base salary targets described above.

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

In February 2015, the Compensation Committee set performance-based annual bonus targets and paid performance-based bonuses in the following amounts in March 2016:

Named Executive Officer	Target Bonus as Percentage of Base Salary	Target Bonus	Actual Bonus Paid
Geoff Cook	80%	$269,942	$561,548
David Clark	50%	$168,714	$350,968
William Alena(1)	--	--	--
Frederic Beckley	50%	$135,019	$280,873
Jonah Harris	30%	$77,379	$160,968
Richard Friedman	50%	$162,225	$0

(1) In 2015, Mr. Alena did not participate in the Bonus Plan and was eligible for commissions only.

A portion of the bonus was based on the Company’s achievement of a certain Revenue target in 2015, a portion was based on achievement of a certain Adjusted EBITDA target in 2015, and a portion was based on achievement of a certain mobile DAU target in January 2016. In choosing the performance criteria for the 2015 bonuses, the Compensation Committee determined that Adjusted EBITDA, Revenue, and mobile DAU were the best indicators of the Company’s success in 2015.

For Messrs. Cook, Clark, Beckley, Harris, and Friedman 25% of the bonus was based on achievement of the Revenue target, 25% was based on achievement of the mobile DAU target, and 50% was based on achievement of the Adjusted EBITDA target. Upon partial achievement of the applicable Revenue, mobile DAU, and Adjusted EBITDA goals, the bonus amounts would be prorated in accordance with the formulas determined by the Compensation Committee.

2015 Revenue resulted in 132% of the applicable weighted portion of each executive’s bonus being paid, mobile DAU resulted in 91% of the applicable weighted portion of each executive’s bonus being paid, and the 2015 Adjusted EBITDA resulted in approximately 305% of the applicable weighted portion of each executive’s bonus being paid, for a total payout under the plan at 208% of target.

In 2015, Mr. Alena did not participate in the Bonus Plan and was eligible for commissions only. He was entitled to 0.85% of the Company’s advertising sales, with monthly commission payments capped at $30,000 per month. For 2015, Mr. Alena received commission amounts equal to $351,886. For 2016, the performance-based annual bonus targets are the same as set forth in the chart above for 2015, except that for 2016, Mr. Alena was added to the performance-based annual bonus plan with a bonus target of 50% of his base salary, plus an additional $70,000 bonus on Social Theater metrics, and will no longer receive commissions.

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

Equity Compensation

Our shareholders approved the MeetMe, Inc. 2012 Omnibus Incentive Plan in June 2012, which permits the Compensation Committee to award various types of equity based awards. In August 2014, our shareholders approved the MeetMe, Inc. Amended and Restated 2012 Omnibus Incentive Plan (together, with the MeetMe, Inc. 2012 Omnibus Incentive Plan, “the 2012 Omnibus Incentive Plan”), providing for the issuance of up to 8,700,000 shares of common stock. Equity incentives form an integral part of the compensation paid to our Named Executive Officers.

In April 2015, we granted time-based stock options and restricted stock awards (“RSAs”) to all of our Named Executive Officers, except for Mr. Harris. In connection with his promotion in October 2015, we granted time-based stock options and RSAs to Mr. Harris. Approximately 50% of the annual equity compensation granted to our Named Executive Officers was in the form of stock options and 50% was in the form of RSAs, which allocation is generally consistent with the peer average. We believe that stock options and RSAs provide a strong incentive to increase stockholder value because they directly align our Named Executive Officer’s interests with those of stockholders. We believe our executive compensation program is aligned with market practice and provides a real incentive to our executive officers to create long term shareholder value. The stock options granted to our Named Executive Officers in April 2015 and those granted to Mr. Harris pursuant to his promotion in October 2015 vest and become exercisable as to one third of the shares subject to each option on the first anniversary of the date of grant and the remainder of each option vests over a two-year period in equal monthly increments following the first anniversary of the date of grant. With the exception of 100,000 of Mr. Harris’s RSAs, which vest in full on the third anniversary date of the grant, the RSAs vest over three years in three equal annual installments on the first, second and third anniversaries of the date of grant.

Named Executive Officer	Number of Stock Options	Shares of Restricted Common Stock
Geoff Cook	420,000	168,000
David Clark	197,500	79,000
William Alena	132,500	53,000
Frederic Beckley	132,500	53,000
Jonah Harris (1)	95,000	125,500
Richard Friedman	197,500	79,000

(1)     Mr. Harris was granted 20,000 stock options and 25,500 RSAs, prior to his promotion as CTO. In connection with his promotion in October 2015, he was granted 75,000 stock options and 100,000 RSAs.

Perquisites

We do not have programs for providing personal benefit perquisites to Named Executive Officers.

Broad-Based Programs

Our Named Executive Officers are eligible to participate in our broad-based group health plan and 401(k) savings plan offered to all full time employees of the Company. There was a matching contribution provided by the Company during 2015.

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

The Compensation Committee engaged F. W. Cook to provide executive compensation analyses using peer group proxy data. F. W. Cook provides no services to the Company other than the foregoing consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. After examining whether there was a conflict of interest present between the Company and F. W. Cook, the Compensation Committee concluded that F. W. Cook had no conflicts of interest during 2015. In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

Material Terms of Named Executive Officer Employment Agreements and Post Employment Compensation

We have employment agreements with Messrs. Cook, Clark, Alena, Beckley and Harris, which provide for special benefits upon certain types of employment termination events. Mr. Friedman resigned and his employment agreement expired effective as of July 3, 2015. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package.

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

If Mr. Cook’s employment is terminated by the Company for cause or by Mr. Cook without good reason, Mr. Cook is only entitled to a lump sum of all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, unless the Company provides Mr. Cook with notice that it will impose the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination. If the Company provides such notice and enforces such covenants, Mr. Cook will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Cook’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforces the covenants (not greater than six), divided by (z).

Pursuant to the Severance Policy, if Mr. Cook is terminated on account of the Company’s failure to renew the employment agreement, Mr. Cook is eligible for the same severance payments provided under the employment agreement in the event his employment is terminated by the Company without Cause or by Mr. Cook for good reason, provided he executes and does not revoke a release and waiver of claims in favor of the Company.

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

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2015 for Mr. Cook under the terms of his amended employment agreement:

	Salary (1) ($)	Bonus (1) ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	Effect of 280G (5) ($)	Total ($)
Termination without cause	674,856	539,884	-	1,648,315	18,713	-	2,881,768
Termination for good reason	674,856	539,884	-	1,648,315	18,713	-	2,881,768
Termination by death	84,357	67,486	269,942	1,648,315	4,678	-	2,074,778
Termination by disability	-	-	-	1,648,315	18,713	-	1,667,028
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal (6)	674,856	539,884	-	1,648,315	18,713		2,881,768
Termination in connection with a change of control	674,856	539,884	-	1,648,315	18,713		2,881,768

(1)          Represents lump sum amounts. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason. Bonus calculation for termination by death is the annual bonus target, prorated for three-months.

(2)          Represents a lump sum amount.

(3)          The amount represents value of full acceleration of Mr. Cook’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2015) and restricted stock awards, which vest in full upon a termination of Mr. Cook’s employment without cause, for good reason or on account of death or disability. Pursuant to the option grant agreements, Mr. Cook’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Cook’s outstanding restricted stock awards, vest in full if either (i) the restricted stock awards are assumed or substituted by the successor company and Mr. Harris’s employment is terminated upon or within 24 months following a change in control or (ii) the restricted stock awards are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control.

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

(5)          As with our other Named Executive Officers, Mr. Cook is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. If the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction. Based on our estimates as of December 31, 2015 of the impact of Section 280G of the Internal Revenue Code, Mr. Cook would receive a greater net after-tax benefit if all excess parachute payments are paid to him and the payments are subject to the excise tax under Section 4999 of the Internal Revenue Code than he would receive if the Company reduced those payments and benefits to avoid such excise tax.

(6)          Represents amounts payable under the Severance Policy.

David Clark’s Employment Agreement

Effective as of April 2, 2013, we entered into an employment agreement with our Chief Financial Officer, David Clark. The employment agreement has a three-year term that automatically renews for periods of one year unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Clark is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Clark’s employment with the Company at any time without cause, or Mr. Clark terminates his employment for good reason, whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Clark was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Clark would have paid for continued medical and dental coverage as an active employee, for a 12 month period following termination and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Clark’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Clark remained employed through such vesting date. For the avoidance of doubt, a failure by the Company to renew Mr. Clark’s employment agreement (for a reason other than cause, death or disability or Mr. Clark’s resignation without good reason) will be treated as termination of Mr. Clark’s employment entitling him to the severance benefits described above.

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

	Salary (1) ($)	Bonus ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation (4) ($)	Effect of 280G (5) ($)	Total ($)
Termination without cause	337,428	-	168,714	320,066	11,900	-	838,108
Termination for good reason	337,428	-	168,714	320,066	11,900	-	838,108
Termination by death	-	-	168,714	-	-	-	168,714
Termination by disability	-	-	168,714	-	-	-	168,714
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	337,428	-	168,714	320,066	11,900	-	838,108
Termination in connection with a change of control	337,428	-	168,714	818,626	11,900	-	1,336,668

(1)          Payable in installments in accordance with the Company’s payroll practices.

(2)          Represents a lump sum amount, prorated based on Mr. Clark’s target bonus and the number of days Mr. Clark was employed in 2015.

(3)          The amount reflects the value of Mr. Clark’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2015) and restricted stock awards outstanding as of December 31, 2015. Pursuant to Mr. Clark’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Clark’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Clark remained employed through such date. Pursuant to Mr. Clark’s stock option agreements, Mr. Clark’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Clark’s outstanding restricted stock awards, vest in full if either (i) the restricted stock awards are assumed or substituted by the successor company and Mr. Clark’s employment is terminated upon or within 24 months following a change in control or (ii) the restricted stock awards are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control.

(4)          Includes value of continued health benefits for 12 months.

(5)          As with our other Named Executive Officers, Mr. Clark is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2015, Mr. Clark’s payment in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

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

If Mr. Alena’s employment is terminated by the Company for cause or by Mr. Alena without good reason, Mr. Alena is only entitled to a lump sum of all compensation payable for services rendered to the Company, including earned vacation time, unless the Company provides Mr. Alena with notice that it will enforce the non-competition and non-solicitation covenants in the employment agreement for up to six months post-termination. If the Company provides such notice and enforces such covenants, Mr. Alena will be entitled to receive, in periodic installments, an amount equal to (x) Mr. Alena’s base salary and target bonus in effect immediately prior to termination, multiplied by (y) the number of months that the Company enforced the covenants, divided by (z).

	Salary (1) ($)	Bonus ($)	Prorated Bonus ($)	Accelerated Equity(2) ($)	All Other Compensation ($)	Effect of 280G (3) ($)	Total ($)
Termination without cause	224,952	-	-	-	-	-	224,952
Termination for good reason	224,952	-	-	-	-	-	224,952
Termination by death	-	-	-	-	-	-	-
Termination by disability	-	-	-	-	-	-	-
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	224,952	-	-	-	-	-	224,952
Termination in connection with a change of control	224,952	-	-	615,993		-	840,945

(1)          Payable under the Severance Policy. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2)          The amount reflects the value of full acceleration of Mr. Alena’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2015) and restricted stock awards outstanding as of December 31, 2015. Pursuant to Mr. Alena’s employment agreement, Mr. Alena’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Alena’s outstanding restricted stock awards, vest in full if either (i) the restricted stock awards are assumed or substituted by the successor company and Mr. Alena’s employment is terminated upon or within 24 months following a change in control or (ii) the restricted stock awards are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control.

(3)          As with our other Named Executive Officers, Mr. Alena is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2015, Mr. Alena’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

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

The employment agreement does not provide for any severance benefits upon a termination without cause or for good reason. However, in accordance with the Severance Policy, if Mr. Beckley’s employment is terminated by the Company without cause, by the Company on account of non-renewal of the employment agreement, or by Mr. Beckley for good reason, provided that he executes and does not revoke a release and waiver of claims in favor of the Company, Mr. Beckley will receive 12 months’ base salary.

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

	Salary (1) ($)	Bonus ($)	Prorated Bonus(2) ($)	Accelerated Equity (3) ($)	All Other Compensation ($)	Effect of 280G (4) ($)	Total ($)
Termination without cause	270,037	-	-	-	-	-	270,037
Termination for good reason	270,037	-	-	-	-	-	270,037
Termination by death	-	-	135,019	-	-	-	135,019
Termination by disability	-	-	-	-	-	-	-
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	270,037	-	-	-	-	-	270,037
Termination in connection with a change of control	270,037	-	-	615,993		-	886,030

(1)          Payable under the Severance Policy. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason.

(2)          Represents a lump sum amount equal to Mr. Beckley’s target bonus, prorated based on the number of days Mr. Beckley was employed with the Company in 2015.

(3)          The amount reflects the value of full acceleration of Mr. Beckley’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2015) and restricted stock awards outstanding as of December 31, 2015. Pursuant to Mr. Beckley’s employment agreement, Mr. Beckley’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Beckley’s outstanding restricted stock awards, vest in full if either (i) the restricted stock awards are assumed or substituted by the successor company and Mr. Beckley’s employment is terminated upon or within 24 months following a change in control or (ii) the restricted stock awards are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control.

(4)          As with our other Named Executive Officers, Mr. Beckley is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2015, Mr. Beckley’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

Jonah Harris’s Employment Agreement

Effective as of October 5, 2015, we entered into an employment agreement with our Chief Technology Officer, Jonah Harris. The employment agreement has a one year term that automatically renews for periods of one year unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and bonus described in the Compensation Discussion and Analysis, Mr. Harris is eligible to participate in the employee retirement and welfare benefit plans and program made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminated Mr. Harris’s employment with the Company at any time without cause, or Mr. Harris terminates his employment for good reason, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to one year’s base salary, paid in installments. For the avoidance of doubt, a failure by the Company to renew Mr. Harris’s employment agreement (for a reason other than cause, death or disability or Mr. Harris’s resignation without good reason) will be treated as termination of Mr. Harris’s employment entitling him to the severance benefits described above.

The employment agreement provides that in the event that Mr. Harris’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Harris or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro rata portion of Mr. Harris’s target bonus, based on the number of days Mr. Harris was employed during the year of termination, paid in a lump sum.

Mr. Harris is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. During Mr. Harris’s employment with the Company and for the period of 12 months after Mr. Harris’s termination of employment, Mr. Harris shall not, directly or indirectly, in any territory or market in which the Company does business, or to Mr. Harris’s knowledge has plans to do business, render any material services or engage in any business that competes in any material respect with the business of the Company.

 For purposes of the employment agreement for Messrs. Clark and Harris, “cause” generally means, after having an opportunity to cure, the executive’s (i) commission of a felony, (ii) failure, refusal or neglect to perform his duties to the Company, (iii) breach of any restrictive covenants or code of business conduct and ethics or (iv) material act of dishonesty or breach of trust or other misconduct, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) reduces the executive’s base salary, (c) materially diminishes the executive’s authority, duties, or responsibilities or the authority, duties or responsibilities of the supervisor to whom the executive is required to report, or (d) materially changes the geographic location at with the executive is required to perform services for the Company.

	Salary (1) ($)	Bonus ($)	Prorated Bonus (2) ($)	Accelerated Equity (3) ($)	All Other Compensation ($)	Effect of 280G (4) ($)	Total ($)
Termination without cause	257,930	-	-	-	-	-	257,930
Termination for good reason	257,930	-	-	-	-	-	257,930
Termination by death	-	-	77,379	-	-	-	77,379
Termination by disability	-	-	77,379	-	-	-	77,379
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination on account of nonrenewal	257,930	-	-	-	-	-	257,930
Termination in connection with a change of control	257,930	-	-	776,873	-	-	1,034,803

(1)          Payable in installments in accordance with the Company’s payroll practices.

(2)          Represents a lump sum amount equal to Mr. Harris’s target bonus, prorated based on the number of days Mr. Harris was employed with the Company in 2015.

(3)          The amount reflects the value of full acceleration of Mr. Harris’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2015) and restricted stock awards outstanding as of December 31, 2015. Pursuant to the option grant agreements, Mr. Harris’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Harris’s outstanding restricted stock awards, vest in full if either (i) the restricted stock awards are assumed or substituted by the successor company and Mr. Harris’s employment is terminated upon or within 24 months following a change in control or (ii) the restricted stock awards are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control.

(4)          As with our other Named Executive Officers, Mr. Harris is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2015, Mr. Harris’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

Richard Friedman’s Employment Agreement

Richard Friedman resigned as Chief Technology Officer of the Company on May 26, 2015, and his employment agreement terminated effective as of July 3, 2015.

Although Mr. Friedman resigned from his position with the Company and his employment agreement was terminated upon his resignation, Mr. Friedman’s obligations to maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company continue following the termination of his employment. In addition, for the one-year period after Mr. Friedman’s termination of employment, Mr. Friedman is not permitted to (1) compete against the Company, (2) solicit in any way the customers of the Company or (3) recruit in any way the employees of the Company. As a result of Mr. Friedman’s resignation, the Company paid Mr. Friedman his base salary and expenses accrued, but unpaid as of the date of his termination and any benefits accrued and due under any applicable benefit plans and programs of the Company. Mr. Friedman was not entitled to, nor was he paid any, severance as a result of his resignation.

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

Spencer Rhodes (Chair) Ernesto Cruz Members of the Compensation Committee

COMPENSATION TABLES

The following tables reflect the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our three next most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our Named Executive Officers for 2015, 2014 and 2013.

2015 Summary Compensation Table

Name of Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Non-Equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)(29)	Total ($)(j)
Geoffrey Cook	2015	333,743	295,680	(3)	539,406	(14)	561,548	(26)	29.113	1,759,490
Chief Executive Officer	2014	298,500	321,051	(4)	321,981	(15)	269,229	(27)	28,326	1,239,087
	2013	250,000	-		-		318,220	(27)	10,979	579,199

David Clark	2015	333,743	139,040	(5)	253,649	(16)	350,968	(26)	31,375	1,108,775
Chief Financial Officer	2014	321,750	152,337	(6)	152,677	(17)	168,268	(27)	31,281	826,313
	2013	234,000	173,250	(7)	495,000	(18)	248,211	(27)	8,195	1,158,656

William Alena	2015	222,495	93,280	(8)	170,170	(19)	351,886	(28)	29,786	867,617
Chief Revenue Officer	2014	214,500	101,970	(9)	101,497	(20)	331,936	(28)	27,506	777,409
	2013	208,000	141,600	(10)	116,550	(21)	290,368	(28)	10,979	767,497

Frederic Beckley	2015	267,088	93,280	(8)	170,170	(19)	280,873	(26)	17,380	828,791
General Counsel and Executive Vice President,	2014	257,491	101,970	(9)	101,497	(20)	80,797	(27)	17,402	559,157
Business Affairs	2013	249,688	141,600	(10)	43,706	(22)	119,183	(27)	122	554,299

Jonah Harris (30)	2015	256,972	201,820	(11)	107,779	(23)	160,968	(26)	20,128	747,667
Chief Technology Officer	2014	253,040	31,350	(12)	31,163	(24)	66,277	(27)	18,069	399,899
	2013	243,035	110,625	(32)	-		-		9,067	362,727

Richard Friedman (31)	2015	168,906	139,040	(5)	253,649	(16)	-		19,106	580,701
Chief Technology Officer	2014	309,375	152,337	(6)	152,677	(17)	161,796	(27)	28,584	804,769
	2013	97,885	259,500	(13)	310,625	(25)	199,511	(27)	3,140	870,661

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

(3)           Includes a restricted stock award of 168,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(4)           Includes a restricted stock award of 103,900 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(5)           Includes a restricted stock award of 79,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(6)           Includes a restricted stock award of 49,300 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(7)           Includes restricted stock awards of 75,000 shares of Company common stock, which vested in full on April 2, 2014.

(8)           Includes a restricted stock award of 53,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(9)           Includes a restricted stock award of 33,000 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(10)         Includes a restricted stock award of 60,000 shares of Company common stock, which vest in equal increments on May 15, 2014, 2015 and 2016.

(11)         Includes a restricted stock award of 100,000 shares of Company common stock, which vests in full on October 5, 2018, and includes a restricted stock award of shares of Company common stock, which vests in equal increments on May 6, 2016, 2017 and 2018.

(12)         Includes a restricted stock award of 16,500 shares of Company common stock, which vest in equal increments on May 21, 2015, 2016 and 2017.

(13)         Includes a restricted stock award of 150,000 shares of Company common stock, which vested in full on September 3, 2014.

(14)         Includes 420,000 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(15)         Includes 149,100 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(16)         Includes 197,500 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(17)         Includes 70,700 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(18)         Includes 300,000 10-year stock options exercisable at $2.31 per share, which vested as to one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 2, 2014.

(19)         Includes 132,500 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(20)         Includes 47,000 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(21)         Includes 100,000 10-year stock options exercisable at $1.67 per share, which vested in full on June 4, 2014.

(22)         Includes 37,500 10-year stock options exercisable at $1.67 per share, which vested in full on June 4, 2014.

(23)         Includes 75,000 10-year stock options exercisable at $1.60 per share, which vests as to one-third on October 5, 2016, and the balance vested over a two-year period in equal monthly increments with the first monthly vesting date being November 5, 2016., and include 20,000 10-year stock options exercisable at $1.64 per share, which vests in equal increments on May 6, 2016, 2017, and 2018.

(24)         Includes 23,500 10-year stock options exercisable at $1.90 per share, which vests in equal increments on May 21, 2015, 2016, and 2017.

(25)         Includes 250,000 10-year stock options exercisable at $1.73 per share, which vested as to one-third on September 3, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being October 3, 2014.

(26)         Represents bonus amounts earned for services performed in 2015, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses” in the Compensation Discussion and Analysis.

(27)         Represents bonus amounts earned for services performed in 2014 and 2013, pursuant to the 2014 and 2013 Bonus Plan, respectively.

(28)         Represents commission earned in 2015, 2014 and 2013, pursuant to the 2015, 2014 and 2013 commission plans, respectively.

(29)         The amounts in this column include company matching contributions under the Company’s 401(k) Plan, health, dental, life and disability insurance premiums. The amounts for 2015 are shown in the following table:

Name	401(k) Plan Company Match ($)	Health & Dental Insurance Premiums ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Geoffrey Cook	10,400	11,900	106	6,707
David Clark	10,400	11,900	106	8,969
William Alena	10,400	13,743	106	5,537
Frederic Beckley	10,400	0	106	6,874
Jonah Harris	5,525	13,743	106	754
Richard Friedman	8,276	7,653	375	2,802

(30) Mr. Harris was promoted to the position of Chief Technology Officer effective as of October 5, 2015.

(31) Mr. Friedman resigned from the position of Chief Technology Officer effective as of July 3, 2015.

(32) Includes a restricted stock award of 62,500 shares of Company Common Stock, which vests in equal increments on May 15, 2014, 2015, and 2016.

GRANTS OF PLAN-BASED AWARDS – 2015

The following table provides details regarding plan-based awards granted to our Named Executive Officers in 2015.

Name (a)	Approval Date	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)(d)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(i)		All Other Option Awards: Number of Securities Underlying Options (#)(j)		Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards (l)(8)
Geoffrey Cook		4/17/2015	269,942			420,000	(5)	1.76	539,405

		4/17/2015		168,000	(2)				295,680

David Clark		4/17/2015	168,714			197,500	(5)	1.76	253,649

		4/17/2015		79,000	(2)				139,040

Jonah Harris		5/6/2015	77,379			20,000	(6)	1.64	23,344

		5/6/2015		25,500	(3)				41,820

	9/10/2015	10/5/2015				75,000	(7)	1.60	84,435

	9/10/2015	10/5/2015		100,000	(4)				160,000

William Alena		4/17/2015	360,000			132,500	(5)	1.76	170,170

		4/17/2015		53,000	(2)				93,280

Frederic Beckley		4/17/2015	135,019			132,500	(5)	1.76	170,170

		4/17/2015		53,000	(2)				93,280

Richard Friedman		4/17/2015	162,225			197,500	(5)	1.76	253,649

		4/17/2015		79,000	(2)				139,040

(1)           These amounts for Messrs. Cook, Clark, Harris, Beckley and Friedman represent target cash-based incentive awards made to the Named Executive Officers approved by the Compensation Committee on February 20, 2015 under the Bonus Plan in the amount of $269,942, $168,714, $77,379, 135,019 and $162,225, respectively. Each bonus award represented a target payout based on performance percentages if certain Revenue, mobile DAU, and Adjusted EBITDA goals were met, as described in more detail in the discussion under “Performance-Based Bonuses” above. The Bonus Plan did not provide for threshold or maximum amounts payable for performance under the plan. The amounts in the target column (d) represent 100% achievement of the applicable performance goals. To the extent earned, the bonuses under the Bonus Plan are reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table. The amount for Mr. Alena represents the target commission and maximum commission Mr. Alena could have earned in 2015, and the actual amount Mr. Alena earned is reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table.

(2)           The restricted stock awards granted were granted to all Named Executive Officers, except Mr. Harris, on April 17, 2015 and vest in three equal increments on April 17 of 2016, 2017, and 2018. The restricted stock awards were granted under the 2012 Omnibus Incentive Plan.

(3)           The restricted stock awards granted were granted to Mr. Harris on May 6, 2015 and vest in three equal increments on May 6 of 2016, 2017, and 2018. The restricted stock awards were granted under the 2012 Omnibus Incentive Plan.

(4)           The restricted stock awards granted were granted to Mr. Harris, pursuant to his promotion on October 5, 2015 and vest in full on October 5, 2018. The restricted stock awards were granted under the 2012 Omnibus Incentive Plan.

(5)           The stock options granted were granted to all Named Executive Officers, except Mr. Harris, on April 17, 2015 and vest as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016. The stock options were granted under the 2012 Omnibus Incentive Plan.

(6)           The stock options granted were granted to Mr. Harris, on May 6, 2015 and vest in three equal increments on May 6 of 2016, 2017, and 2018. The stock options were granted under the 2012 Omnibus Incentive Plan.

(7)           The stock options granted were granted to Mr. Harris, pursuant to his promotion on October 5, 2015 and vest as to one-third on October 5, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being November 5, 2016. The stock options were granted under the 2012 Omnibus Incentive Plan.

(8)           The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent equity-based awards that are in the form of shares or options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

Outstanding Equity Awards at 2015 Fiscal Year End

Listed below is information with respect to unexercised options and stock that has not vested with respect to equity incentive awards granted to each of our Named Executive Officers as of December 31, 2015, all of which were granted under the 2012 Omnibus Incentive Plan:

		Option Awards					Stock Awards
Name	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or units of stock that have not vested		Market Value of shares or units of stock that have not vested
(a)		(b)	(c)		($)(e)	(f)	(g)		(h)

Geoffrey Cook	11/10/2011	450,000	-		4.24	11/10/2021	-		-
	05/07/2014	78,692	70,408	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		69,267	(7)	247,976
	04/17/2015	-	420,000	(2)	1.76	04/17/2025	-		-
	04/17/2015	-	-		-		168,000	(8)	601,440

David Clark	04/02/2013	266,667	33,333	(3)	2.31	04/02/2023	-		-
	05/07/2014	37,314	33,386	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		32,867	(7)	117,664
	04/17/2015	-	197,500	(2)	1.76	04/17/2025	-		-
	04/17/2015	-	-		-		79,000	(8)	282,820

William Alena	11/10/2011	130,000	-		4.24	11/10/2021	-		-
	05/16/2012	60,000	-		3.65	05/16/2022	-		-
	05/15/2013	-	-		-		26,667	(9)	95,468
	07/16/2013	100,000	-		1.67	07/16/2023	-		-
	05/07/2014	24,806	22,194	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		22,000	(7)	78,760
	04/17/2015	-	132,500	(2)	1.76	04/17/2025	-		-
	04/17/2015	-	-		-		53,000	(8)	189,740

Frederic Beckley	01/01/2012	130,000	-		3.32	01/01/2022	-		-
	05/16/2012	60,000	-		3.65	05/16/2022	-		-
	05/15/2013	-	-		-		26,667	(9)	95,468
	07/16/2013	37,500	-		1.67	07/16/2023	-		-
	05/07/2014	24,806	22,194	(1)	3.09	05/07/2024	-		-
	05/07/2014	-	-		-		22,000	(7)	78,760
	04/17/2015	-	132,500	(2)	1.76	04/17/2025	-		-
	04/17/2015	-	-		-		53,000	(8)	189,740

Jonah Harris	11/10/2011	50,000	-		4.24	11/10/2021	-		-
	05/16/2012	25,000	-		3.65	05/16/2022	-		-
	05/15/2013	-	-				20,833	(9)	74,582
	05/21/2014	7,833	15,667	(4)	1.90	05/21/2024	-		-
	05/21/2014	-	-				11,000	(10)	39,380
	05/06/2015	-	20,000	(5)	1.64	05/06/2025	-		-
	05/06/2015	-	-				25,500	(11)	91,290
	10/05/2015	-	75,000	(6)	1.60	10/05/2025	-		-
	10/05/2015	-	-				100,000	(12)	358,000

Richard Friedman	09/03/2013	27,379	-	(13)	1.73	09/03/2023	-		-
	05/07/2014	25,531	-	(13)	3.09	05/07/2024	-		-

_______________

(1)           The options vest as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(2)           The options vest as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(3)           The options vested as to one-third on April 2, 2014, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 2, 2014.

(4)           The options vest in equal increments on May 21, 2015, May 21, 2016 and May 21, 2017.

(5)           The options vest in equal increments on May 6, 2016, May 6, 2017 and May 6, 2018.

(6)           The options vest as to one-third on October 5, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being November 5, 2016.

(7)           The restricted stock awards vest in equal increments on May 7, 2015, May 7, 2016, and May 7, 2017.

(8)           The restricted stock awards vest in equal increments on April 17, 2016, April 17, 2017, and April 17, 2018.

(9)           The restricted stock awards vest in equal increments on May 15, 2014, May 15, 2015, and May 15, 2016.

(10)         The restricted stock awards vest in equal increments on May 21, 2015, May 21, 2016, and May 21, 2017.

(11)         The restricted stock awards vest in equal increments on May 6, 2016, May 6, 2017, and May 6, 2018.

(12)         The restricted stock awards vest in full on October 5, 2018.

(13)         Mr. Friedman forfeited a portion of the stock unit grants made to him on September 3, 2013 and May 7, 2014 when his employment terminated effective July 3, 2015.

Option Exercises and Stock Vested – 2015

The following table provides information regarding option exercises and stock award vesting for our Named Executive Officers in 2015.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (d)(1)		Value Realized on Vesting (e)
Geoffrey Cook	-	$-	34,633	(2)	$60,608
David Clark	-	$-	16,433	(3)	$28,758
William Alena	-	$-	37,666	(4)	$64,849
Frederic Beckley	-	$-	37,666	(4)	$64,849
Jonah Harris	-	$-	26,334	(5)	$44,591
Richard Friedman	125,400	$65,690	16,433	(3)	$28,758

(1)           Represents restricted stock awards that vested in 2015.

(2)           Includes a restricted stock award of 103,900 shares that vested as to one-third on May 7, 2015, representing 34,633 shares vesting on May 7, 2015, with the balance vesting in equal increments on May 7, 2016 and May 7, 2017.

(3)           Includes a restricted stock award of 49,300 shares that vested as to one-third on May 7, 2015, representing 16,433 shares vesting on May 7, 2015, with the balance vesting in equal increments on May 7, 2016 and May 7, 2017.

(4)           Includes a restricted stock award of 33,000 shares that vested as to one-third on May 7, 2015, representing 11,000 shares vesting on May 7, 2015, with the balance vesting in equal increments on May 7, 2016 and May 7, 2017. Includes a restricted stock award of 80,000 shares that vested as to one-third on May 15, 2015, representing 26,666 shares vesting on May 15, 2015, with the balance vesting on May 15, 2016.

(5)           Includes a restricted stock award of 16,500 shares that vested as to one-third on May 21, 2015, representing 5,500 shares vesting on May 21, 2015, with the balance vesting in equal increments on May 21, 2016 and May 21, 2017. Includes a restricted stock award of 62,500 shares that vested as to one-third on May 15, 2015, representing 20,834 shares vesting on May 15, 2015, with the balance vesting on May 15, 2016.

Pension Benefits

The Company does not provide pension benefits.

Nonqualified Deferred Compensation

The Company does not have nonqualified deferred compensation plans in which our Named Executive Officers participate.

Director Compensation

In 2015, non-employee directors were compensated with cash and stock options for service as a director, committee chairperson or committee member. The following table provides information regarding director compensation in 2015. The table does not include compensation for reimbursement of travel expenses related to attending Board and Committee meetings, which do not exceed $10,000 for 2015 for any non-employee director, except for Mr. Rhodes who required international travel to attend board meetings.

2015 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c) (1)	Option Awards ($)(d) (2)	Total ($)(h)

John Abbott (3)	77,000	19,360	32,108	128,468
Jean Clifton (3)	37,000	19,360	32,108	88,468
Ernesto Cruz (3)	53,000	19,360	32,108	104,468
Spencer Rhodes (3)	58,000	19,360	32,108	109,468
Jason Whitt (3)	28,000	19,360	32,108	79,468

(1)           The amounts in this column represent the aggregate date fair value of the stock awards as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in restricted stock and do not reflect the actual amounts that may be realized by the directors.

(2)           The amounts in this column represent the aggregate grant date fair value of the stock option awards as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors. At December 31, 2015, the non-employee directors held options to purchase an aggregate of 3,141,850 shares of common stock.

(3)           On April 17, 2015, each non-employee director received a stock option to purchase 25,000 shares of our common stock, exercisable at $1.76 per share for their service as directors. These options vest monthly over one year, through April 17, 2016. Also on April 17, 2015, each non-employee director received a restricted stock award of 11,000 shares for their service as directors. All of the restrictions on the restricted stock awards will lapse on the first anniversary of the grant date. The non-employee directors received an annual retainer fee of $25,000, an additional committee chairman retainer fee of $7,000, $6,000, $5,000, and $2,000, for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively; and additional committee membership retainer fees of $7,000, $6,000, $5,000, or $1,000 for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively.

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

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the last completed fiscal year are Spencer Rhodes and Ernesto Cruz. Neither of these individuals has ever been an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2015, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	2012	5,045,335		$1.97	3,580,439
	2006	6,844,301		$2.22	0
	Non-plan	443,038	(1)	$1.34	0

	Total	12,332,674		$2.09	3,580,439

Equity compensation plans not approved by security holders		0			0

Total		12,332,674			3,580,439

(1) The Board of Directors approved and our stockholders ratified the issuance of 443,038 of stock options under the Prior Plan outside of our stock incentive plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 27, 2016, by:

•	each person or entity known by us to beneficially own more than 5% of our common stock;

•	each of our Named Executive Officers;

•	each of our directors and nominees; and

•	all of our executive officers, directors and nominees as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

John Abbott (2)	2,962,532	5.9%
William Alena (3)	466,046	*
Frederic Beckley (4)	403,641	*
David Clark (5)	525,479	1.1%
Jean Clifton (6)	70,217	*
Geoffrey Cook (7)	2,063,866	4.3%
Ernesto Cruz (8)	170,367	*
Richard Friedman (9)	106,192	*
Spencer Rhodes (10)	90,327	*
Jason Whitt (11)	51,717	*
Jonah Harris (12)	132,167	*
All directors and executive officers as a group (11 persons) (13)	7,042,551	13.3%

Harvest Capital Strategies, LLC (14)	3,800,000	8.0%

 ____________

*	Less than 1%

(1)           Applicable percentages are based on 47,690,046 shares of common stock outstanding as of April 27, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, MeetMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2)         Mr. Abbott is a director and served as an executive officer until March 11, 2013.  Includes 2,826,850 shares issuable upon the exercise of vested stock options.

(3)         Mr. Alena is an executive officer. Includes 374,167 shares issuable upon the exercise of vested stock options.

(4)         Mr. Beckley is an executive officer. Includes 311,667 shares issuable upon the exercise of vested stock options.

(5)         Mr. Clark is an executive officer. Includes 425,903 shares issuable upon the exercise of vested stock options.

(6)         Ms. Clifton is a director. Includes 62,000 shares issuable upon the exercise of vested stock options.

(7)         Mr. Cook is a director and executive officer.  Includes 716,875 shares issuable upon the exercise of vested stock options.

(8)         Mr. Cruz is a director.  Includes 147,500 shares issuable upon the exercise of vested stock options.

(9)         Mr. Friedman resigned from his position as on executive officer on July 3, 2015. Includes 25,531 shares issuable upon the exercise of vested stock options.

(10)       Mr. Rhodes is a director. Includes 62,000 shares issuable upon the exercise of vested stock options.

(11)       Mr. Whitt is a director. Includes 43,500 shares issuable upon the exercise of vested stock options.

(12)       Mr. Harris became an executive officer on October 5, 2015. Includes 97,334 shares issuable upon the exercise of vested stock options.

(13)       Includes all executive officers and directors of MeetMe, Inc.

 (14)      This information is based solely on a review of a Schedule 13G/A filed with the SEC on February 16, 2016 by Harvest Capital Strategies, LLC, which beneficially owned 3,800,000 shares, and had sole voting power and shared dispositive power over 3,800,000 shares. The address of Harvest Capital Strategies, LLC: 600 Montgomery Street, Suite 1700, San Francisco, CA 94111.

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

Board Independence

As required by the NASDAQ rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our general counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ rules.  The Board has determined Ms. Clifton, and Messrs. Cruz, Rhodes, and Whitt, are independent directors in accordance with the listing rules of NASDAQ. The Board has determined that each of the members of the Audit Committee, Ms. Clifton and Messrs. Cruz and Rhodes, are independent in accordance with the independence standards for audit committees under the NASDAQ listing rules and Rule 10A-3 of the Exchange Act. The Board has determined that each of the members of the Compensation Committee, Messrs. Rhodes and Cruz, are independent in accordance with the independence standards for compensation committees under the NASDAQ listing rules and Rule 10C-1 of the Exchange Act.

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

Principal Accountant Fees and Services

All of the services provided and fees charged by RSM US LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014, were approved by our Audit Committee.  The following table shows the fees paid to RSM US LLP.

	2015 ($)	2014 ($)
Audit Fees (1)	208,500	206,325
Audit Related Fees (2)	16,492	28,183
Tax Fees (3)	128,975	41,155
All Other Fees (4)	58,582	76,619

(1)          Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)          Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)          Tax fees – these fees relate to the preparation of MeetMe’s federal, state, city and franchise tax returns by tax consultant. In addition, in 2015, these fees also include $62,000 for 382 tax study on the Company’s net operating losses.

(4)          All other fees – these fees include $12,888 of valuation services and fees for internal controls testing of $45,694 provided by other consultants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K

Number           Description

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Jonah Harris Employment Agreement **	10-Q	11/4/15	10.1
10.23	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3

10.25	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.26	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.27	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.28	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.29	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.30	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.31	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.32	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.33	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.34	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.35	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.36	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.37	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.38	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.39	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.40	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.41	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.42	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.43	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.44	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.45	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.46	Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.6
10.47	Supplement to the Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.7
10.48	Warrant Agreement with Venture Lending & Leasing VI, LLC issued on April 29, 2013	8-K	5/1/13	4.1
10.49	Warrant Agreement with Venture Lending & Leasing VII, LLC issued on April 29, 2013	8-K	5/1/13	4.2
10.50	Warrant Exercise and Note Cancellation Agreement dated March 5, 2013	10-K	3/14/13	10.35
10.51	Debt Cancellation and Warrant Exercise Agreement dated March 5, 2013	10-K	3/14/13	10.36
10.52	Amended and Restated Common Stock Purchase Warrant – Series 2 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.1
10.53	Amended and Restated Common Stock Purchase Warrant – Series 3 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.2
21.1	List of Subsidiaries	10-K	3/8/16
23.1	Consent of RSM US LLP	10-K	3/8/16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)	10-K	3/8/16
32.2	Certification of Principal Financial Officer (Section 906)	10-K	3/8/16
101.INS	XBRL Instance Document	10-K	3/8/16
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/8/16
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/8/16
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/8/16

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/8/16
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/8/16

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

MeetMe, Inc.

By:	/s/ Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.3	Certificate of Designation – Series A-1	10-K	3/25/14	3.3
3.4	Bylaws	8-K	12/8/11	3.2
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	2012 Omnibus Incentive Plan**	8-K	6/5/12	10.1
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	William Alena Employment Agreement**	S-4	8/11/11	10.23
10.17	Frederic Beckley Employment Agreement**	10-K	3/14/13	10.15
10.18	Gavin Roy Employment Agreement **	10-K	3/14/13	10.16
10.19	Roy Employment Agreement Amendment No.1**	10-Q	11/8/13	10.1
10.20	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.21	Richard Friedman Employment Agreement **	10-Q	11/8/13	10.2
10.22	Jonah Harris Employment Agreement **	10-Q	11/4/15	10.1
10.23	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3
10.24	Advertising Agreement with Beanstock Media, Inc.#	10-K	3/13/15	10.23

10.25	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.26	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.27	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.28	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.29	AHMSA Marketing Services Agreement	10-Q	11/12/10	10.5
10.30	AHMSA Promotional Campaign Agreement	10-Q	11/12/10	10.6
10.31	MATT, Inc. Note Purchase Agreement	8-K	1/30/08	10.1
10.32	MATT, Inc. Subordinated Promissory Note	8-K	1/30/08	10.11
10.33	RSI LLC Note Purchase Agreement	8-K	1/30/08	10.6
10.34	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.35	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.36	Securities Purchase Agreement - MATT, Inc.	S-3	11/18/11	10.2
10.37	Supplement to Securities Purchase Agreement	8-K	12/20/13	10.1
10.38	Registration Rights Agreement - MATT, Inc.	S-3	11/18/11	4.3
10.39	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.40	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.41	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.42	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.43	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.44	Loan and Security Agreement dated November 21, 2008*	10-K	3/14/12	10.27
10.45	Loan and Security Agreement dated December 13, 2010*	10-K	3/14/12	10.30
10.46	Loan and Security Agreement dated April 29, 2013#	10-Q	5/10/13	10.6
21.1	List of Subsidiaries	10-K	3/8/16
23.1	Consent of RSM US LLP	10-K	3/8/16
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.2	Certification of Principal Executive Officer (Section 906)	10-K	3/8/16
101.INS	Certification of Principal Financial Officer (Section 906)	10-K	3/8/16
101.SCH	XBRL Instance Document	10-K	3/8/16
101.CAL	XBRL Taxonomy Extension Schema Document	10-K	3/8/16
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/8/16
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/8/16
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/8/16

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