Form 10-Q
period 2016-03-31
MeetMe, Inc.
filed 2016-05-06
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Registrant’s telephone number: (215) 862-1162

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of May 5, 2016
Common Stock, $0.001 par value per share	47,725,577 shares

MEETME, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,411,228	$19,298,038
Accounts receivable, net of allowance of $130,413 and $133,000 at March 31, 2016 and December 31, 2015, respectively	10,593,708	16,509,291
Prepaid expenses and other current assets	920,592	970,239
Total current assets	37,925,528	36,777,568
Goodwill	70,646,036	70,646,036
Property and equipment, net	2,348,073	2,610,307
Intangible assets, net	899,748	1,278,498
Other assets	172,183	178,264
TOTAL ASSETS	$111,991,568	$111,490,673
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,283,635	$2,776,710
Accrued liabilities	1,943,236	4,127,634
Current portion of capital lease obligations	324,273	366,114
Deferred revenue	308,155	293,414
Total current liabilities	4,859,299	7,563,872
Long-term capital lease obligations, less current portion, net	151,485	221,302
Other liabilities	793,360	1,035,137
TOTAL LIABILITIES	$5,804,144	$8,820,311
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized - 100,000,000 Shares; 47,511,379 and 47,179,486 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	47,515	47,183
Additional paid-in capital	301,887,623	300,725,791
Accumulated deficit	(195,747,714)	(198,102,612)
Total stockholders' equity	106,187,424	102,670,362
Total liabilities and stockholders' equity	$111,991,568	$111,490,673

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2016 and 2015

	2016	2015
Revenues	$13,321,671	$11,628,976
Operating Costs and Expenses:
Sales and marketing	2,321,423	1,215,320
Product development and content	5,708,100	6,319,804
General and administrative	2,348,168	1,619,904
Depreciation and amortization	751,264	815,915
Total Operating Costs and Expenses	11,128,955	9,970,943
Income from Operations	2,192,716	1,658,033
Other Income (Expense):
Interest income	5,115	5,186
Interest expense	(6,745)	(158,866)
Change in warrant liability	241,777	(95,728)
Gain (loss) on cumulative foreign currency translation adjustment	16,352	(794,704)
Gain on sale of asset	-	163,333
Total Other Income (Expense)	256,499	(880,779)
Income before Income Taxes	2,449,215	777,254
Income taxes	(94,317)	(55,200)
Net income	$2,354,898	$722,054
Basic and diluted net income per common stockholders:
Basic net income per common stockholders	$0.05	$0.02
Diluted net income per common stockholders	$0.04	$0.01
Weighted average shares outstanding:
Basic	47,458,748	44,910,034
Diluted	53,666,626	48,246,763

Net income	$2,354,898	$722,054
Foreign currency translation adjustment	-	-
Comprehensive income	$2,354,898	$722,054

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTH ENDED MARCH 31, 2016 AND THE YEAR ENDED DECEMEBER 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	—	—	—	—	2,916,427	—	—	2,916,427
Stock compensation expense for warrant modification	—	—	—	—	425,538	—	—	425,538
Issuance of common stock for vested RSAs	—	—	557,603	557	(557)	—	—	—
Exercise of stock options	—	—	231,900	232	383,695	—	—	383,927
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(138,563)	(138,563)
Loss on cumulative currency translation adjustment	—	—	—	—	—	—	856,438	856,438
Net income	—	—	—	—	—	5,969,628	—	5,969,628
Balance—December 31, 2015	—	$—	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362
Vesting of stock options for compensation	—	—	—	—	727,780	—	—	727,780
Exercise of stock options	—	—	331,893	332	434,052	—	—	434,384
Foreign currency translation adjustment	—	—	—	—	—	—	16,352	16,352
Gain on cumulative currency translation adjustment	—	—	—	—	—	—	(16,352)	(16,352)
Net income	—	—	—	—	—	2,354,898	—	2,354,898
Balance—March 31, 2016	—	$—	47,511,379	$47,515	$301,887,623	$(195,747,714)	$—	$106,187,424

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net income	$2,354,898	$722,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	751,264	815,915
Gain on sale of asset	—	(163,333)
Vesting of stock options for compensation	727,780	615,265
(Gain) Loss on cumulative foreign currency	(16,352)	794,704
Bad debt recovery	(2,587)	(262,000)
Revaluation of warrant liability	(241,777)	95,728
Amortization of discounts on notes payable and debt issuance costs	—	63,623
Changes in operating assets and liabilities:
Accounts receivable - trade	5,918,170	(1,448,278)
Prepaid expenses, other current assets and other assets	55,728	(265,046)
Accounts payable and accrued liabilities	(2,677,474)	(1,926,512)
Deferred revenue	14,742	11,853
Net cash provided by (used in) operating activities	6,884,392	(946,027)
Cash flows from investing activities:
Purchase of property and equipment	(110,280)	(664,780)
Proceeds from sale of asset	—	255,000
Net cash used in investing activities	(110,280)	(409,780)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	434,384	—
Payments of capital leases	(111,658)	(275,993)
Payments on long-term debt	—	(495,987)
Net cash provided by (used in) financing activities	322,726	(771,980)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	7,096,838	(2,127,787)
Effect of foreign currency exchange rate on cash	16,352	(77,441)
Net increase in cash and cash equivalents	7,113,190	(2,205,228)
Cash and cash equivalents at beginning of period	19,298,038	17,041,050
Cash and cash equivalents at end of period	$26,411,228	$14,835,822
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,745	$95,245

See notes to consolidated financial statements.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the date the consolidated financial statements. Normally a controlling financial interest reflects ownership of a majority of the voting interests.

The consolidated financial statements include the accounts of MeetMe and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive) and MeetMe Online S/S Ltda.   All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company earns revenue from the display of advertisements on its mobile apps and website, primarily based on a cost per thousand (“CPM”) model. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” and ASC 605-45, “Principal Agent Considerations” (together, the “ASC Guidance”). Revenue from advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the three months ended March 31, 2016 and 2015, the Company had transactions with several partners that qualify for principal-agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the three months ended March 31, 2016 and 2015, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 85% and 82% of the Company’s revenue came from advertising during the three months ended March 31, 2016 and 2015, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the consolidated statement of operations and comprehensive income. Breakage recognized during the three months ended March 31, 2016 and 2015 was $299,000 and $248,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0 and $1,300,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $1,300,000 receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

Mobile Agreement

On December 23, 2014, the Company entered into an Advertising Agreement with Beanstock (the “Mobile Agreement”). On June 2, 2015, the Company terminated the Mobile agreement with Beanstock as a result of non-payment by Beanstock of amounts owed.

Pursuant to the Mobile Agreement, Beanstock had the right and obligation to fill substantially all of the Company’s advertising inventory on its MeetMe mobile app for iOS and Android, as well as the Site when accessed using a mobile device and as optimized for mobile devices (collectively, the “App”). The Mobile Agreement did not apply to interstitially-placed advertisements, advertisements on versions of the App specific to the iPad and other Apple tablet devices, other mobile apps or in-app products or features on the App, including, without limitation, offer wall features and the Company’s Social Theater business.

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

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0 and $1,600,000, respectively, under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $4,400,000 receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

In 2015, the accounts receivable balance written-off under both agreements was approximately $5,700,000. In addition, Beanstock owes the Company $4,000,000 of liquated damages under the Mobile Agreement that have not been recorded in the financial statements and are not included in the approximately $5,700,000 bad debt write-off.

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

For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0 and $5,100,000 in revenue under the terms of the Pinsight Agreement, respectively.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable and  accrued liabilities approximates fair value due to their short maturities. Amounts recorded for senior loans payable, net of discount, also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. Certain common stock warrants are carried at fair value as disclosed in Note 2. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Net Income per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income per share for the following:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$2,354,898	$722,054

Denominator:
Weighted-average shares outstanding	47,458,748	44,910,034
Effect of dilutive securities	6,207,878	3,336,729
Weighted-average diluted shares	53,666,626	48,246,763

Basic income per share	$0.05	$0.02
Diluted income per share	$0.04	$0.01

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	For the Three Months Ended March 31,
	2016	2015
Stock options	6,030,169	7,470,129
Warrants	2,267,612	2,812,414
Convertible preferred stock	—	1,479,949
Totals	8,297,781	11,762,492

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the three months ended March 31, 2016 and 2015, two customers comprised approximately 47% and 69% of total revenues, respectively. Two customers comprised 51% and 52% of accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 had no material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-03 had no material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Assets
Money market	$15,034,389	$—	$—	$15,034,389
Total assets	$15,034,389	$—	$—	$15,034,389
Liabilities
Warrants to purchase common stock	$—	$—	$793,360	$793,360
Total Liabilities	$—	$—	$793,360	$793,360
December 31, 2015
Assets
Money market	$10,029,275	$—	$—	$10,029,275
Total assets	$10,029,275	$—	$—	$10,029,275
Liabilities
Warrants to purchase common stock	$—	$—	$1,035,137	$1,035,137
Total Liabilities	$—	$—	$1,035,137	$1,035,137

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2015	$1,035,137
Changes in estimated fair value	(241,777)
Balance as of March 31, 2016	$793,360

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.78% at March 31, 2016 and weighted average volatility of 83.65%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Note 3—Intangible Assets

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015
Trademarks and domains names	$5,849,994	$5,849,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,739,994	8,739,994
Less accumulated amortization	(7,840,246)	(7,461,496)
Intangible assets - net	$899,748	$1,278,498

Amortization expense was approximately $379,000 and $388,000 for the three months ended March 31, 2016 and 2015, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,
Remaining in 2016	$899,748
Total	$899,748

Note 4—Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Servers, computer equipment and software	$9,196,112	$9,105,086
Office furniture and equipment	59,552	57,359
Leasehold improvements	386,198	369,137
	9,641,862	9,531,582
Less accumulated depreciation/amortization	(7,293,789)	(6,921,275)
Property and equipment—net	$2,348,073	$2,610,307

Property and equipment depreciation and amortization expense was approximately $373,000 and $428,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 5—Long-Term Debt

 Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. & Venture Lending & Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest is payable monthly for the first six months of the loan term, and monthly principal and interest payments are due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the Company drawn on either tranche. The Loan is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the loan. Amortization expense was $0 and $63,623 for the three months ended March 31, 2016 and March 31, 2015 respectively, and is included on the statement of operations and comprehensive income in interest expense. The lenders have a priority first security lien on substantially all assets of the Company. As of March 31, 2016 and December 31, 2015, the Company had repaid all outstanding indebtedness under the Loan.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases certain fixed assets under capital leases that expire through 2017. The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2018. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $405,000 and $567,000 for the three months ended March 31, 2016 and 2015, respectively.

Capital Leases

In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through October 2017. During the three months ended March 31, 2016, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of March 31, 2016 are as follows:

	Capital Leases	Operating Leases
Remaining in 2016	$267,099	$1,235,345
2017	225,879	1,207,702
2018	—	42,240
Total minimum lease payments	$492,978	$2,485,287
Less: Amount representing interest	(17,220)
Total present value of minimum payments	475,758
Less: Current portion of such obligations	324,273
Long-term capital lease obligations	$151,485

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

On September 29, 2015, the Company filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock and Adaptive for collection of approximately $10 million, in the aggregate, due under the Web Agreement and the Mobile Agreement. On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against the Company, Beanstock, et al., alleging, in pertinent part, that the Company “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive’s joining the Mobile Agreement. Adaptive’s complaint seeks from the Company $600,000 plus unspecified punitive damages. The Company believes Adaptive’s allegations against it are without merit, and intends to defend against them and to pursue its collection action against Beanstock and Adaptive vigorously. On January 20, 2015, the Company received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015. Both of the state court actions have been stayed by the courts as a result of the bankruptcy filing against Beanstock.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and have voting rights on an as-converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. In December 2015, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 331,893 shares and 231,900 shares of common stock in connection with the exercises of stock options during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The Company issued 0 shares and 557,603 shares of common stock in connection with restricted stock awards during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. There were no warrants exercised in the three months ended March 31, 2016 and the year ended December 31, 2015.  During the three month ended March 31, 2016 and 2015, 200,000 and 0 warrants expired, respectively.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.  During 2016 and 2015, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statement of operations and comprehensive income as follows:

	For the Three Months Ended March 31,
	2016	2015
Sales and marketing	$60,437	$66,826
Product development and content	303,697	320,835
General and administrative	363,646	227,604
Total stock-based compensation expense	$727,780	$615,265

As of March 31, 2016, there was approximately $3.8 million of total unrecognized compensation cost relating to stock options and restricted stock awards, which is expected to be recognized over a period of approximately two years. As of March 31, 2016, the Company had approximately $2.2 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of the Company’s common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of March 31, 2016, there were approximately 3.6 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,972,378	$2.06
Granted	22,500	3.04
Exercised	(71,046)	1.88
Forfeited or expired	(7,501)	2.57
Outstanding at March 31, 2016	2,916,331	$2.07	8.4	$2,373,126
Exercisable at March 31, 2016	1,260,716	$2.30	7.8	$770,070

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.25%	1.58%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—
Expected volatility	74%	83%

Restricted Stock Awards

The Company granted no RSAs during the three months ended March 31, 2016. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $417,000 for the three months ended March 31, 2016. A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2016 is as follows:

RSA's	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2015	2,072,957	$1.84
Granted	—	—
Exercised	—	—
Forfeited or expired	(57,534)	1.73
Outstanding at March 31, 2016	2,015,423	$1.84
Unvested at March 31, 2016	2,015,423	$1.84

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

A summary of stock option activity under the 2006 Stock Plan during the three months ended March 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,844,301	$2.22
Granted	—	—
Exercised	(260,847)	1.15
Forfeited or expired	(15,000)	4.04
Outstanding at March 31, 2016	6,568,454	$2.25	3.3	$7,085,800
Exercisable at March 31, 2016	6,524,275	$2.24	3.3	$7,085,800

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the three months ended March 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	443,038	$1.34
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2016	443,038	$1.34	3.6	$664,557
Exercisable at March 31, 2016	443,038	$1.34	3.6	$664,557

Note 8—Income Taxes

At March 31, 2016, the Company recorded an income tax expense of $94,317 primarily due to the limitation on the utilization of net operating losses to offset Alternative Minimum Taxable (AMT) income which creates an AMT liability for federal tax purposes and certain state income tax liabilities in jurisdictions where no net operating loss carryovers are available. At March 31, 2016 and December 31, 2015, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both March 31, 2016 and December 31, 2015 are principally the result of federal and state net operating loss carryforwards of approximately $57 million and $61 million, respectively. The Company has completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of its net operating loss carryforwards due to historical changes in ownership. That study concluded that $57 million of such accumulated net operating loss carryforwards at March 31, 2016, subject to annual limitation, should be available to offset future taxable income during the carryover period which extends through 2033. If unused, these net operating loss carryforwards will expire at various dates through 2033.

During the three months ended March 31, 2016 and 2015, the Company had no material changes in uncertain tax positions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;

●	our expectations regarding mobile usage by our users;

●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;

●	the impact of seasonality on our operating results;

●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;

●	our expectations regarding our ability to manage and fill our advertising inventory internally;

●	our plans regarding product development, international growth and personnel;

●	our liquidity and expectations regarding uses of cash;

●	our expectations regarding payments relating to cost reduction initiatives;

●	our ability to successfully pursue collection actions;

●	our expectations regarding the cost and outcome of our current and future litigation;

●	the impact of new accounting policies; and

●	our plans for capital expenditures for the remainder of the year ending December 31, 2016.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2015 and the Current Report on Form 8-K filed on June 3, 2015. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

Company Overview

MeetMe is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, in-app purchases and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended March 31, 2016 and 2015, the total MeetMe MAUs were approximately 5.33 million and 5.21 million, respectively, and total MeetMe DAUs were approximately 1.22 million and 1.18 million, respectively. The aggregate total of registered users on MeetMe platforms was approximately 143 million and 117 million for the three months ended March 31, 2016 and 2015, respectively.

	Monthly Average for the
	Quarter Ended March 31,
	2016	2015
MAU- MeetMe	5,330,978	5,207,496

	For the Quarter Ended
	March 31,
	2016	2015
DAU- MeetMe	1,220,830	1,177,550

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”).  We define ARPU as the average quarterly revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by a one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended March 31, 2016, MeetMe averaged 4.40 million mobile MAUs and 5.33 million total MAUs on average, as compared to 3.54 million mobile MAUs and 5.21 million total MAUs on average in the quarter ended March 31, 2015, a net increase of 860,000 or 24% for mobile MAUs, and a net increase of 123,000 or 2% for total MeetMe MAUs. Mobile DAUs were 1.14 million for the quarter ended March 31, 2016, an 11% increase, from 1.03 million in the quarter ended March 31, 2015. For the quarter ended March 31, 2016, MeetMe averaged 1.22 million total DAUs, as compared to 1.18 million total DAUs on average for the quarter ended March 31, 2015, a net increase of approximately 43,000 total DAUs, or 4%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 43%  and our mobile ARPDAU by 27% to $11.7 million and $0.113, respectively, for the quarter ended March 31, 2016 from $8.24 million and $0.089, respectively, for the quarter ended March 31, 2015. We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

Average Daily Active Users (DAU) - Total
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.18
1.18
1.16
1.19
1.22
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Average Daily Active Users (DAU) - Mobile
Millions
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.03
1.06
1.06
1.10
1.14
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Average Monthly Active Users (MAU) - Total
Millions
6.0
5.0
4.0
3.0
2.0
1.0
0.0
5.21
5.02
4.91
4.97
5.33
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Average Monthly Active Users (MAU) - Mobile
Millions
5.0
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3.54
3.67
3.81
4.06
4.40
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

In the quarter ended March 31, 2016, MeetMe earned an average of $0.51 ARPU on the web and $2.67 ARPU in our mobile applications, as compared to $0.78 in web ARPU and $2.33 in mobile ARPU for the quarter ended March 31, 2015. In the quarter ended March 31, 2016, MeetMe earned an average of $0.068 in web ARPDAU and $0.113 in mobile ARPDAU, as compared to $0.102 in web ARPDAU and $0.089 in mobile ARPDAU for the quarter ended March 31, 2015.

Quarterly Average Revenue per User (ARPU)
Web
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
$0.78
$0.75
$0.71
$0.87
$0.51
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Quarterly Average Revenue per User (ARPU)
Mobile
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.33
$2.25
$3.03
$4.22
$2.67
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Quarterly Average Revenue per DAU (ARPDAU)
Web
$0.20
$0.16
$0.12
$0.08
$0.04
$0.00
$0.102
$0.097
$0.091
$0.106
$0.068
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

Quarterly Average Revenue per DAU (ARPDAU)
Mobile
$0.20
$0.16
$0.12
$0.08
$0.04
$0.00
$0.089
$0.086
$0.118
$0.169
$0.113
Q1 '15
Q2 '15
Q3 '15
Q4 '15
Q1 '16

First Quarter of 2016 Highlights

●	Mobile revenue was $11.7 million in the first quarter of 2016, up 42% from $8.2 million in the corresponding period in 2015.

●

Adjusted EBITDA was $3.7 million for the first quarter of 2016. Net income for the first quarter of 2016 was $2.4 million. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $26.4 million at March 31, 2016, an increase of $7.1 million, from $19.3 million at December 31, 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 8, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 had no material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15. The adoption of ASU 2015-03 had no material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

The following table sets forth our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 that is used in the following discussions of our results of operations:

	2016	2015	2015 to 2016 Change ($)	2015 to 2016 Change (%)
Revenues	$13,321,671	$11,628,976	$1,692,695	15%
Operating Costs and Expenses:
Sales and marketing	2,321,423	1,215,320	1,106,103	91%
Product development and content	5,708,100	6,319,804	(611,704)	-10%
General and administrative	2,348,168	1,619,904	728,264	45%
Depreciation and amortization	751,264	815,915	(64,651)	-8%
Total Operating Costs and Expenses	11,128,955	9,970,943	1,158,012	12%
Income from Operations	2,192,716	1,658,033	534,683	32%
Other Income (Expense):
Interest income	5,115	5,186	(71)	-1%
Interest expense	(6,745)	(158,866)	152,121	96%
Change in warrant liability	241,777	(95,728)	337,505	353%
Loss on cumulative foreign currency translation adjustment	16,352	(794,704)	811,056	102%
Gain on sale of asset	—	163,333	(163,333)	-100%
Total Other Income (Expense)	256,499	(880,779)	1,137,278	129%
Income before Income Taxes	2,449,215	777,254	1,671,961	215%
Income taxes	(94,317)	(55,200)	(39,117)	71%
Net Income	$2,354,898	$722,054	$1,632,844	226%

Comparison of the three months ended March 31, 2016 and 2015

Revenues

Our revenues were approximately $13.3 million for the three months ended March 31, 2016, an increase of $1.7 million or 15% compared to $11.6 million for the same period in 2015.  The increase in revenue is attributable to a $3.5 million increase in mobile revenue, partially offset by a $1.8 million decrease in web advertising and cross platform revenue. We believe the increase in mobile revenue is due to increased advertising rates on mobile devices. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.1 million, or 91%, to $2.3 million for the three months ended March 31, 2016 from $1.2 million for the same period in 2015.  Increased sales and marketing expenses are primarily attributable to an increase in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased approximately $612,000, or 10%, to $5.7 million for the three months ended March 31, 2016 from $6.3 million for the same period in 2015. The net decrease in product development and content expense is primarily attributable to a net decrease of $551,000 in technical operations expenses as a result of the consolidation of servers in our data center.

General and Administrative: General and administrative expenses increased $728,000 or 45%, to $2.3 million for the three months ended March 31, 2016 from $1.6 million for the same period in 2015. The aggregate increase in general and administrative costs is attributable to an increase of $300,000 in professional fees, $150,000 in travel and entertainment expenses, and stock compensation expense of $136,000.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $113,000 to $0.7 million for the three months ended March 31, 2016 from $0.6 million for the three months ended March 31, 2015. Stock-based compensation expense represented 7% and 6% of operating expenses for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was approximately $3.8 million and $2.7 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	For the Three Months Ended March 31,		2015 to 2016
	2016	2015	Changes ($)
Sales and marketing	$60,437	$66,826	$(6,389)
Product development and content	303,697	320,835	(17,138)
General and administrative	363,646	227,604	136,042
Total stock-based compensation expense	$727,780	$615,265	$112,515

Depreciation and Amortization Expense

Depreciation and amortization expense was $751,000 and $816,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$6,884,392	$(946,027)
Net cash used in investing activities	(110,280)	(409,780)
Net cash provided by (used in) financing activities	322,726	(771,980)
	$7,096,838	$(2,127,787)

Net cash provided by operations was approximately $6.9 million for the three months ended March 31, 2016 compared to net cash used in operations of approximately $946,000 for the same period in 2015.

For the three months ended March 31, 2016, net cash provided by operations consisted primarily of net income of approximately $2.4 million adjusted for certain non-cash expenses of approximately $751,000 of depreciation and amortization expense, $728,000 related to stock based compensation for the vesting of stock options, $16,000 related to gain on cumulative foreign currency translation adjustment, and $242,000 for change in warrant liability. Additionally, changes in working capital increased the net cash used in operations.  These changes included decreases in accounts receivable of approximately $5.9 million resulting from collections, $56,000 in prepaid expenses, and other current assets and other assets, and accounts payable and accrued liabilities of $2.7 million.

Net cash used in investing activities in the three months ended March 31, 2016 of approximately $110,000, was due to capital expenditures of $110,000 for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the three months ended March 31, 2016 of approximately $322,000 was due to approximately $434,000 of proceeds from exercise of stock options, partially offset by $112,000 of capital lease payments.

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$26,411,228	$19,298,038
Total assets	$111,991,568	$111,490,673
Percentage of total assets	24%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2016, the Company had positive working capital of approximately $33.1 million.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement has an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement have a term of 36 months and may not be re-borrowed after repayment.  The lender under the Loan Agreement has a security interest in substantially all assets of the Company.  The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of March 31, 2016 and May 6, 2016, the Company did not have any outstanding indebtedness under the Loan Agreement.

During the three months ended March 31, 2016 the Company did not enter into any additional capital leases.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for at least the next 12 months.

We have budgeted capital expenditures of $2.9 million for the remainder of 2016, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss), a GAAP financial measure:

	For the Three Months Ended March 31,
ADJUSTED EBITDA	2016	2015
Net Income Allocable to Common Stockholders	$2,354,898	$722,054
Interest expense	6,745	158,866
Change in warrant liability	(241,777)	95,728
Income taxes	94,317	55,200
Depreciation and amortization	751,264	815,915
Stock-based compensation expense	727,780	615,265
Loss on cumulative effect of foreign currency translation adjustment	(16,352)	794,704
Gain on sale of asset	—	(163,333)
Adjusted EBITDA	$3,676,875	$3,094,399

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in market risk during the three months ended March 31, 2016.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the Risk Factor below, there have been no material changes to the risk factors disclosed in the Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 8, 2016, in evaluating our business, financial position, future results and prospects.  The risks described in these filings are not the only risks we face.  Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  EXHIBITS

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principle Executive Officer (Section 302)				Filed
31.2	Certification of Principle Financial Officer (Section 302)				Filed
32.1	Certification of Principle Executive Officer (Section 906)				Furnished*
32.2	Certification of Principle Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEETME, INC.

May 6, 2016	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)