Form 10-Q
period 2016-06-30
MeetMe, Inc.
filed 2016-08-04
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of August 1, 2016
Common Stock, $0.001 par value per share	52,483,955 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 (Unaudited) and the year ended December 31, 2015	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40
CERTIFICATIONS
INDEX TO EXHIBITS

  `

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,069,035	$19,298,038
Accounts receivable, net of allowance of $129,000 and $133,000 at June 30, 2016 and December 31, 2015, respectively	13,415,203	16,509,291
Other receivable	2,303,258	—
Prepaid expenses and other current assets	992,920	970,239
Total current assets	48,780,416	36,777,568
Goodwill	70,646,036	70,646,036
Property and equipment, net	2,360,535	2,610,307
Intangible assets, net	527,332	1,278,498
Deferred taxes	27,269,800	—
Other assets	143,232	178,264
TOTAL ASSETS	$149,727,351	$111,490,673
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,029,754	$2,776,710
Accrued liabilities	5,010,940	4,127,634
Current portion of capital lease obligations	291,131	366,114
Deferred revenue	311,410	293,414
Total current liabilities	8,643,235	7,563,872
Long-term capital lease obligations, less current portion, net	81,761	221,302
Other liabilities	1,580,751	1,035,137
TOTAL LIABILITIES	$10,305,747	$8,820,311
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $.001 par value; authorized - 100,000,000 Shares; 50,171,294 and 47,179,486 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	50,175	47,183
Additional paid-in capital	305,500,755	300,725,791
Accumulated deficit	(166,129,326)	(198,102,612)
Total stockholders' equity	139,421,604	102,670,362
Total liabilities and stockholders' equity	$149,727,351	$111,490,673

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$16,388,991	$11,086,878	$29,710,662	$22,715,854
Operating Costs and Expenses:
Sales and marketing	3,226,344	1,094,068	5,547,767	2,309,388
Product development and content	6,214,062	6,083,455	11,922,162	12,403,259
General and administrative	1,867,590	1,774,991	4,215,758	3,394,895
Depreciation and amortization	753,918	801,260	1,505,182	1,617,175
Acquisition and restructuring costs	1,160,349	—	1,160,349	—
Total Operating Costs and Expenses	13,222,263	9,753,774	24,351,218	19,724,717

Income from Operations	3,166,728	1,333,104	5,359,444	2,991,137
Other Income (Expense):
Interest income	6,447	5,244	11,562	10,430
Interest expense	(5,360)	(122,989)	(12,105)	(281,855)
Change in warrant liability	(787,391)	56,408	(545,614)	(39,320)
Gain (loss) on cumulative foreign currency translation adjustment	18,201	11,614	34,553	(783,090)
Gain on sale of asset	—	—	—	163,333
Total Other Expense	(768,103)	(49,723)	(511,604)	(930,502)
Income before benefit (provision) for income taxes	2,398,625	1,283,381	4,847,840	2,060,635
Benefit (provision) for income taxes	27,219,764	(73,450)	27,125,446	(128,650)
Net Income	$29,618,389	$1,209,931	$31,973,286	$1,931,985
Basic and diluted net income per common stockholders:
Basic net income per common stockholders	$0.61	$0.03	$0.67	$0.04
Diluted net income per common stockholders	$0.55	$0.02	$0.59	$0.04
Weighted average shares outstanding:
Basic	48,218,184	45,191,563	47,838,466	45,051,576
Diluted	54,061,306	49,022,622	53,863,966	48,625,068

Net income	$29,618,389	$1,209,931	$31,973,286	$1,931,985
Foreign currency translation adjustment	—	—	—	—
Comprehensive income	$29,618,389	$1,209,931	$31,973,286	$1,931,985

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND THE YEAR ENDED DECEMEBER 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	—	—	—	—	2,916,427	—	—	2,916,427
Stock compensation expense for warrant modification	—	—	—	—	425,538	—	—	425,538
Issuance of common stock for vested RSAs	—	—	557,603	557	(557)	—	—	—
Exercise of stock options	—	—	231,900	232	383,695	—	—	383,927
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(138,563)	(138,563)
Loss on cumulative currency translation adjustment	—	—	—	—	—	—	856,438	856,438
Net income	—	—	—	—	—	5,969,628	—	5,969,628
Balance—December 31, 2015	—	$—	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362
Vesting of stock options for compensation	—	—	—	—	1,643,352	—	—	1,643,352
Issuance of common stock for vested RSAs	—	—	934,991	935	(935)	—	—	—
Exercise of stock options	—	—	2,056,817	2,057	3,132,547	—	—	3,134,604
Foreign currency translation adjustment	—	—	—	—	—	—	34,553	34,553
Gain on cumulative currency translation adjustment	—	—	—	—	—	—	(34,553)	(34,553)
Net income	—	—	—	—	—	31,973,286	—	31,973,286
Balance—June 30, 2016	—	$—	50,171,294	$50,175	$305,500,755	$(166,129,326)	$—	$139,421,604

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net income	$31,973,286	$1,931,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,505,182	1,617,175
Gain on sale of asset	—	(163,333)
Vesting of stock options for compensation	1,643,352	1,348,316
Deferred taxes	(27,269,800)	—
(Gain) Loss on cumulative foreign currency	(34,553)	783,090
Bad debt recovery	(4,000)	(218,000)
Change in warrant liability	545,614)	39,320
Amortization of discounts on notes payable and debt issuance costs	—	114,285
Changes in operating assets and liabilities:
Accounts receivable - trade	3,098,088	(1,856,435)
Other receivables	(2,303,258)	—
Prepaid expenses, other current assets and other assets	2,911	(181,731)
Accounts payable and accrued liabilities	1,136,350	(1,780,325)
Deferred revenue	17,997	(3,774)
Net cash provided by operating activities	10,311,169	1,630,572
Cash flows from investing activities:
Purchase of property and equipment	(494,744)	(1,116,896)
Proceeds from sale of asset	—	255,000
Net cash used in investing activities	(494,744)	(861,896)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	3,134,604	—
Payments of capital leases	(214,585)	(547,050)
Payments on long-term debt	—	(1,005,777)
Net cash provided by (used in) financing activities	2,920,019	(1,552,827)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	12,736,444	(784,151)
Effect of foreign currency exchange rate on cash	34,553	(65,827)
Net increase in cash and cash equivalents	12,770,997	(849,978)
Cash and cash equivalents at beginning of period	19,298,038	17,041,050
Cash and cash equivalents at end of period	$32,069,035	$16,191,072
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,105	$163,199

See notes to consolidated financial statements.

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company” or “MeetMe”) is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitates interactions among users and encourages users to connect and chat with each other. The Company monetizes through advertising, in-app purchases, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

During the six months ended June 30, 2016 and 2015, the Company had transactions with several partners that qualify for principal-agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the six months ended June 30, 2016 and 2015, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 86% and 83% of the Company’s revenue came from advertising during the six months ended June 30, 2016 and 2015, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Breakage recognized during the six months ended June 30, 2016 and 2015 was approximately $651,000 and $435,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

The Company also earns revenue from advertisement products from currency engagement actions (i.e. sponsored engagement advertisements) by users on the Company’s platforms, including cost-per-action (“CPA”) currency incented promotions and sales on its proprietary cross-platform currency monetization product, “Social Theater.”  The Company controls and develops the Social Theater product and CPA promotions and acts as a user’s principal in these transactions and recognizes the related revenue on a gross basis when collections are reasonably assured and upon delivery of the Credits to the user’s account. When a user performs an action, the user earns Credits and the Company earns product revenue from the advertiser.

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

The Company could terminate the Web Agreement at any time without charge or penalty by providing written notice to Beanstock. Either party could terminate the Web Agreement if the other party was in material breach of its obligations and did not cure such breach, or if the other party filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a receiver was appointed for such party or its business.

For the six months ended June 30, 2016 and 2015, the Company recognized approximately $0 and $2,160,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $1,300,000 receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

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

In addition, the Mobile Agreement could be terminated upon written notice by (A) either party if the other party (i) was in material breach of its obligations and that party failed to cure said breach within ten days after receipt of written notice thereof from the non-breaching party, or (ii) filed a petition for bankruptcy, became insolvent, made an assignment for the benefit of its creditors, or a receiver was appointed for such other party or its business, or (B) the Company if Beanstock failed to pay any amount thereunder when due (any of the events in this sentence, “Cause”). If the Company terminated the Mobile Agreement for Cause or Beanstock terminated it wrongfully, then Beanstock would be required to pay the Company a stated amount as liquidated damages.

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

For the three months ended June 30, 2016 and 2015, the Company recognized approximately $0 and $3,600,000, respectively, under the terms of the Mobile Agreement. For the six months ended June 30, 2016 and 2015, the Company recognized approximately $0 and $5,200,000, respectively, under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $4,400,000 receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

In 2015, the total accounts receivable balance written off under the Web Agreement and the Mobile Agreement was approximately $5,700,000. In addition, Beanstock owes the Company $4,000,000 of liquated damages under the Mobile Agreement that have not been recorded in the financial statements and are not included in the approximately $5,700,000 bad debt write-off.

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

For the three months ended June 30, 2016 and 2015, the Company recognized no revenue under the terms of the Pinsight Agreement. For the six months ended June 30, 2016 and 2015, the Company recognized approximately $0 and $5,100,000 in revenue under the terms of the Pinsight Agreement, respectively.

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

The following table shows the computation of basic and diluted net income per share for the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$29,618,389	$1,209,931	$31,973,286	$1,931,985

Denominator:
Weighted-average shares outstanding	48,218,184	45,191,563	47,838,466	45,051,576
Effect of dilutive securities	5,843,122	3,831,059	6,025,500	3,573,492
Weighted-average diluted shares	54,061,306	49,022,622	53,863,966	48,625,068

Basic income per share	$0.61	$0.03	$0.67	$0.04
Diluted income per share	$0.55	$0.02	$0.59	$0.04

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	5,320,564	9,083,998	5,020,092	9,341,565
Warrants	2,031,425	2,812,414	2,149,519	2,812,414
Convertible preferred stock	—	1,479,949	—	1,479,949
Totals	7,351,989	13,376,361	7,169,611	13,633,928

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the six months ended June 30, 2016 and 2015, three customers comprised approximately 53%, and two customers comprised approximately 55% of total revenues, respectively. Three customers comprised 63% and two customers comprised 52% of accounts receivable as of June 30, 2016 and December 31, 2015, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 had no material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, we elected to adopt ASU 2015-17 and changed our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

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

In March 2016, the FASB issues ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Assets
Money market	$19,040,833	$—	$—	$19,040,833
Total assets	$19,040,833	$—	$—	$19,040,833
Liabilities
Warrants to purchase common stock	$—	$—	$1,580,751	$1,580,751
Total Liabilities	$—	$—	$1,580,751	$1,580,751
December 31, 2015
Assets
Money market	$10,029,275	$—	$—	$10,029,275
Total assets	$10,029,275	$—	$—	$10,029,275
Liabilities
Warrants to purchase common stock	$—	$—	$1,035,137	$1,035,137
Total Liabilities	$—	$—	$1,035,137	$1,035,137

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2015	$1,035,137
Changes in estimated fair value	545,614
Balance as of June 30, 2016	$1,580,751

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.49% at June 30, 2016 and weighted average volatility of 83.64%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability is recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the Condensed Consolidated Statements of Income and Comprehensive Income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Note 3—Intangible Assets

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015
Trademarks and domain names	$5,859,494	$5,849,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,749,494	8,739,994
Less accumulated amortization	(8,222,162)	(7,461,496)
Intangible assets - net	$527,332	$1,278,498

Amortization expense was approximately $382,000 and $379,000 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was approximately $761,000 and $767,000 for the six months ended June 30, 2016 and 2015, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,
Remaining in 2016	$527,332
Total	$527,332

Note 4—Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Servers, computer equipment and software	$9,577,586	$9,105,086
Office furniture and equipment	62,542	57,359
Leasehold improvements	386,198	369,137
	10,026,326	9,531,582
Less accumulated depreciation/amortization	(7,665,791)	(6,921,275)
Property and equipment—net	$2,360,535	$2,610,307

Property and equipment depreciation and amortization expense was approximately $372,000 and $423,000 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, property and equipment depreciation and amortization expense was approximately $745,000 and $851,000, respectively.

Note 5—Long-Term Debt

 Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. & Venture Lending & Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest was payable monthly for the first six months of the loan term, and monthly principal and interest payments were due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the Company drawn on either tranche. The Loan was net of the initial value of the warrants. The initial value of the warrants was capitalized within the other assets section of the consolidated balance sheets and was amortized utilizing the effective interest method over the term of the loan. Amortization expense was $0 and $50,664 for the three months ended June 30, 2016 and 2015, respectively, and is included on the Condensed Consolidated Statements of Income and Comprehensive Income in Interest Expense. Amortization expense for the six months ended June 30, 2016 and 2015 was $0 and $114,286, respectively, and is included on the Condensed Consolidated Statements of Income and Comprehensive Income in Interest Expense. As of June 30, 2016 and December 31, 2015, the Company had repaid all outstanding indebtedness under the Loan.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $404,000 and $507,000 for the three months ended June 30, 2016 and 2015, respectively. Rent expense under these leases was approximately $809,000 and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.

Capital Leases

The Company leases certain fixed assets under capital leases that expire through 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due respectively through October 2017. During the six months ended June 30, 2016, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of June 30, 2016 are as follows:

	Capital Leases	Operating Leases
Remaining in 2016	$158,874	$866,412
2017	225,879	1,543,407
2018	—	450,156
2019	—	420,154
2020	—	432,758
Thereafter	—	557,994
Total minimum lease payments	$384,753	$4,270,881
Less: Amount representing interest	(11,861)
Total present value of minimum payments	372,892
Less: Current portion of such obligations	291,131
Long-term capital lease obligations	$81,761

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint sought damages of not less than $4 million. On December 22, 2015, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement and Release of Claims”) with F. Stephen Allen, resolving all claims relating to F. Stephen Allen v. MeetMe, Inc., Cause No. 4:15-cv-210-GKF-TLW. Pursuant to the Settlement and Release of Claims, the Company (i) paid F. Stephen Allen $225,000, (ii) entered into a one year consulting agreement in exchange for a grant of 50,000 stock options, (iii) modified the terms of his outstanding Series 2 and Series 3 warrants, to reduce the amount outstanding under the Series 2 by 50,000 and to extend the expiration date on both Series 2 and Series 3 by 15 months to June 21, 2017. On December 23, 2015, the Court dismissed the litigation with prejudice.

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

On September 29, 2015, the Company filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock and Adaptive for collection of approximately $10 million, in the aggregate, due under the Web Agreement and the Mobile Agreement. On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against the Company, Beanstock, et al., alleging, in pertinent part, that the Company “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive’s joining the Mobile Agreement. Adaptive’s complaint seeks from the Company $600,000 plus unspecified punitive damages. The Company believes Adaptive’s allegations against it are without merit, and intends to defend against them and to pursue its collection action against Beanstock and Adaptive vigorously. On January 20, 2016, the Company received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015. Both of the state court actions have been stayed by the courts as a result of the bankruptcy filing against Beanstock.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a conversion price per share of approximately $3.38, and have voting rights on an as-converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. In December 2015, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 2,056,817 shares and 231,900 shares of common stock in connection with the exercises of stock options during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The Company issued 934,991 shares and 557,603 shares of common stock in connection with restricted stock awards during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. No warrants were exercised during the six months ended June 30, 2016 and the year ended December 31, 2015.  During the six months ended June 30, 2016 200,000 warrants expired. No warrant expired during the six months ended June 30, 2015.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the Condensed Consolidated Statements of Income and Comprehensive Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing	$95,295	$79,418	$155,732	$146,244
Product development and content	403,956	335,443	707,653	656,278
General and administrative	416,321	318,190	779,967	545,794
Total stock-based compensation expense	$915,572	$733,051	$1,643,352	$1,348,316

As of June 30, 2016, there was approximately $2.9 million of total unrecognized compensation cost relating to stock options, which is expected to be recognized over a period of approximately two years. As of June 30, 2016, the Company had approximately $4.1 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of the Company’s common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of June 30, 2016, there were approximately 2.3 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,972,378	$2.06
Granted	745,700	3.27
Exercised	(187,411)	2.17
Forfeited or expired	(93,334)	1.98
Outstanding at June 30, 2016	3,437,333	$2.32	8.5	$10,350,756
Exercisable at June 30, 2016	1,671,612	$2.15	7.8	$5,312,857

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.39%	1.35%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—
Expected volatility	84%	88%

Restricted Stock Awards

The Company granted 826,850 RSAs during the six months ended June 30, 2016. RSAs vest in three equal annual increments and are forfeited if not vested within three years from the date of grant. The Company recorded stock-based compensation expense related to RSAs of approximately $597,000 and $1.0 million for the three and six months ended June 30, 2016, respectively. A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2016 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2015	2,072,957	$1.84
Granted	826,850	3.28
Exercised	(934,991)	1.87
Forfeited or expired	(156,051)	2.03
Outstanding at June 30, 2016	1,808,765	$2.46
Unvested at June 30, 2016	1,808,765	$2.46

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

A summary of stock option activity under the 2006 Stock Plan during the six months ended June 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,844,301	$2.22
Granted	—	—
Exercised	(1,742,824)	1.47
Forfeited or expired	(31,334)	4.92
Outstanding at June 30, 2016	5,070,143	$2.46	3.2	$14,664,829
Exercisable at June 30, 2016	5,025,964	$2.44	3.2	$14,592,818

At June 30, 2016, the Company had a receivable of $2.3 million classified as Other Receivable on the Consolidated Balance Sheet. This receivable was due from the stock transfer agent as a result of the exercises of approximately 623,000 stock options on June 28, 29 and 30, 2016. Due to the proximity of the exercise to the quarter end the cash was not received as of June 30, 2016 resulting in a receivable balance.

The receivable was fully satisfied on July 6, 2016.

Non-Plan Options

The Board of Directors has approved, and our stockholders have ratified, the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the six months ended June 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	443,038	$1.34
Granted	—	—
Exercised	(126,582)	1.34
Forfeited or expired	—	—
Outstanding at June 30, 2016	316,456	$1.34	3.4	$1,262,659
Exercisable at June 30, 2016	316,456	$1.34	3.4	$1,262,659

Note 8—Income Taxes

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs)). As of June 30, 2016, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $33.6 million are realizable. It therefore reversed the valuation allowance accordingly.

At June 30, 2016, the Company recorded a net income tax benefit of $27.3 million which primarily related to the partial release of the valuation allowance. Included in that net benefit is current income tax expense of approximately $30,000 for certain state income tax liabilities in jurisdictions where no or limited net operating loss carryovers are available. The deferred tax assets at December 31, 2015, were fully offset by a valuation allowance, as management believed that it was not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both June 30, 2016 and December 31, 2015 are principally the result of federal and state net operating loss carryforwards of approximately $56.0 million and $61 million, respectively. The Company has completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of its net operating loss carryforwards due to historical changes in ownership. That study concluded that $56.0 million of such accumulated net operating loss carryforwards at June 30, 2016, subject to annual limitation, should be available to offset future taxable income during the carryover period which extends through 2033. If unused, these net operating loss carryforwards will expire at various dates through 2033.

During the six months ended June 30, 2016 and 2015, the Company had no material changes in uncertain tax positions.

Note 9—Definitive Agreement

On June 27, 2016, the Company entered into a definitive agreement and plan of merger to acquire Skout, Inc., a leading global mobile network for meeting new people, for $28.5 million in cash and approximately 5.37 million common shares, subject to closing adjustments. The transaction is expected to close during the fourth quarter of 2016.

Note 10—Subsequent Events

On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of all their outstanding 341,838 warrants, with an exercise price of $1.96 per share, for the net issuance of 217,764 common shares. As of August 1, 2016, 146,300 shares have been issued upon net settlement of warrants and 71,464 shares remained to be issued.

On July 20, 2016, MATT Inc. exercised 1,270,576 warrants with an exercise price of $2.75 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;

●	our expectations regarding mobile usage by our users;

●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;

●	the impact of seasonality on our operating results;

●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;

●	our expectations regarding our ability to manage and fill our advertising inventory internally;

●	our plans regarding product development, international growth and personnel;

●	our liquidity and expectations regarding uses of cash;

●	our expectations regarding payments relating to cost reduction initiatives;

●	our ability to successfully pursue collection actions;

●	our expectations regarding the cost and outcome of our current and future litigation;

●	the impact of new accounting policies;

●	our plans for capital expenditures for the remainder of the year ending December 31, 2016, and

●	our potential acquisition of Skout, Inc.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2015. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended June 30, 2016 and 2015, the total MeetMe MAUs were approximately 5.83 million and 5.02 million, respectively, and total MeetMe DAUs were approximately 1.29 million and 1.18 million, respectively. The aggregate total of registered users on MeetMe platforms was approximately 152 million and 123 million as of June 30, 2016 and 2015, respectively.

	Monthly Average for the
	Quarter Ended June 30,
	2016	2015
MAU- MeetMe	5,834,642	5,015,803

	For the Quarter Ended
	June 30,
	2016	2015
DAU- MeetMe	1,291,146	1,176,672

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

In the quarter ended June 30, 2016, MeetMe averaged 4.84 million mobile MAUs and 5.83 million total MAUs on average, as compared to 3.67 million mobile MAUs and 5.02 million total MAUs on average in the quarter ended June 30, 2015, a net increase of 1.2 million or 32% for mobile MAUs, and a net increase of 819,000 or 16% for total MeetMe MAUs. Mobile DAUs were 1.22 million for the quarter ended June 30, 2016, an 15% increase, from 1.06 in the quarter ended June 30, 2015. For the quarter ended June 30, 2016, MeetMe averaged 1.29 million total DAUs, as compared to 1.18 million total DAUs on average for the quarter ended June 30, 2015, a net increase of approximately 114,000 total DAUs, or 10%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 82%  and our mobile ARPDAU by 58% to $15.1 million and $0.136, respectively, for the quarter ended June 30, 2016 from $8.28 million and $0.086, respectively, for the quarter ended June 30, 2015. We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

Average Daily Active Users (DAU) - Total
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.18
1.16
1.19
1.22
1.29
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Average Daily Active Users (DAU) - Mobile
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.06
1.06
1.10
1.14
1.22
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Average Monthly Active Users (MAU) - Total
Millions
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
5.02
4.91
4.97
5.33
5.83
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Average Monthly Active Users (MAU) - Mobile
Millions
6.0
5.0
4.0
3.0
2.0
1.0
0.0
3.67
3.81
4.06
4.40
4.84
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

In the quarter ended June 30, 2016, MeetMe earned an average of $0.36 ARPU on the web and $3.11 ARPU in our mobile applications, as compared to $0.75 in web ARPU and $2.25 in mobile ARPU for the quarter ended June 30, 2015. In the quarter ended June 30, 2016, MeetMe earned an average of $0.053 in web ARPDAU and $0.136 in mobile ARPDAU, as compared to $0.097 in web ARPDAU and $0.086 in mobile ARPDAU for the quarter ended June 30, 2015.

Quarterly Average Revenue per User (ARPU)
Web
$1.00
$0.75
$0.50
$0.25
$0.00
$0.75
$0.71
$0.87
$0.51
$0.36
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Quarterly Average Revenue per User (ARPU) Mobile
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.25
$3.03
$4.22
$2.67
$3.11
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Quarterly Average Revenue per DAU (ARPDAU)
Web
$0.12
$0.10
$0.08
$0.06
$0.04
$0.02
$0.00
$0.097
$0.091
$0.106
$0.068
$0.053
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Quarterly Average Revenue per DAU (ARPDAU)
Mobile
$0.20
$0.16
$0.12
$0.08
$0.04
$0.00
$0.086
$0.118
$0.169
$0.113
$0.136
Q2 '15
Q3 '15
Q4 '15
Q1 '16
Q2 '16

Second Quarter of 2016 Highlights

●	Mobile revenue was $15.1 million in the second quarter of 2016, up 82% from $8.2 million in the corresponding period in 2015.

●

Adjusted EBITDA was $6.0 million for the second quarter of 2016. Net income for the second quarter of 2016 was $29.6 million. Excluding the one-time deferred income tax benefit, net income was $2.3 million for the second quarter of 2016. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $32.1 million at June 30, 2016, an increase of $12.8 million, from $19.3 million at December 31, 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 8, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 had no material impact on our consolidated financial statements.

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

 In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current on the balance sheet. This guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. On December 31, 2015, we elected to adopt ASU 2015-17 and changed our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, using a prospective method. Prior balance sheets were not retrospectively adjusted. The adoption did not have a material effect on our financial position.

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

In March 2016, the FASB issues ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

The following table sets forth our Consolidated Statements of Income for the three months ended June 30, 2016 and 2015 that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2016	2015	2015 to 2016 Change ($)	2015 to 2016 Change (%)
Revenues	$16,388,991	$11,086,878	$5,302,113	48%
Operating Costs and Expenses:
Sales and marketing	3,226,344	1,094,068	2,132,276	195%
Product development and content	6,214,062	6,083,455	130,607	2%
General and administrative	1,867,590	1,774,991	92,599	5%
Depreciation and amortization	753,918	801,260	(47,342)	-6%
Acquisition and restructuring costs	1,160,349	—	1,160,349	0%
Total Operating Costs and Expenses	13,222,263	9,753,774	3,468,489	36%
Income from Operations	3,166,728	1,333,104	1,833,624	138%
Other Income (Expense):
Interest income	6,447	5,244	1,203	23%
Interest expense	(5,360)	(122,989)	117,629	96%
Change in warrant liability	(787,391)	56,408	(843,799)	-1496%
Gain on cumulative foreign currency translation adjustment	18,201	11,614	6,587	-57%
Gain on sale of asset	—	—	—	0%
Total Other expense	(768,103)	(49,723)	(718,380)	-1445%
Income before benefit (provision) for income taxes	2,398,625	1,283,381	1,115,244	87%
Benefit (provision) for income taxes	27,219,764	(73,450)	27,293,214	37159%
Net Income	$29,618,389	$1,209,931	$28,408,458	2348%

Comparison of the three months ended June 30, 2016 and 2015

Revenues

Our revenues were approximately $16.4 million for the three months ended June 30, 2016, an increase of $5.3 million or 48% compared to $11.1 million for the same period in 2015.  The increase in revenue is attributable to a $6.8 million increase in mobile revenue, partially offset by a $1.5 million decrease in web advertising and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising rates on mobile devices. The decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $2.1 million, or 195%, to $3.2 million for the three months ended June 30, 2016 from $1.1 million for the same period in 2015.  Increased sales and marketing expenses are primarily attributable to an increase in advertising and marketing spend.

Product Development and Content: Product development and content expenses increased approximately $131,000, or 2%, to $6.2 million for the three months ended June 30, 2016 from $6.1 million for the same period in 2015. The net increase in product development and content expense is attributable to an increase of $724,000 in employee expenses, offset by a decrease of $207,000 of third party content costs for cross platform Social Theater affiliate campaigns, a decrease in data center expenses of approximately $240,000, and a decrease in technical operation expenses of $205,000. The increase in employee expenses was due to annual salary increases and increased benefit costs. The decrease in third party content costs for cross platform Social Theater campaigns was due to lower cross platform revenue and an improvement on costs structure for those cross platform revenue products. The decrease in data center expenses was a result of the consolidation of servers in our data center.

General and Administrative: General and administrative expenses increased $93,000 or 5%, to $1.9 million for the three months ended June 30, 2016 from $1.8 million for the same period in 2015. The aggregate increase in general and administrative costs is primarily attributable to an increase in employee expenses and stock compensation costs. The increase in employee expenses was due to annual salary increases and increased benefit costs.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were approximately $1.2 million for the three months ended June 30, 2016, due to professional fees incurred in connection with the pending Skout acquisition.

Benefit (Provision) for Income Taxes: We have incurred NOLs on a consolidated basis for all years since 1998. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not”. As of June 30, 2016, we concluded that it is more likely than not that the Company will be able to realize a portion of the benefit of the U.S. federal and state deferred tax assets in the future. As a result, we released $27.3 million of the valuation allowance against our net deferred tax assets during the three months ended June 30, 2016.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $183,000 to $916,000 for the three months ended June 30, 2016 from $733,000 for the three months ended June 30, 2015. Stock-based compensation expense represented 7% and 8% of operating expenses for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was approximately $2.9 million and $4.1 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	For the Three Months Ended June 30,		2015 to 2016
	2016	2015	Changes ($)
Sales and marketing	$95,295	$79,418	$15,877
Product development and content	403,956	335,443	68,513
General and administrative	416,321	318,190	98,131
Total stock-based compensation expense	$915,572	$733,051	$182,521

Depreciation and Amortization Expense

Depreciation and amortization expense was $754,000 and $801,000 for the three months ended June 30, 2016 and 2015, respectively.

The following table sets forth our consolidated statements of Income that is used in the following discussions of our results of operations for the six month period ended June 30, 2016:

	For the Six Months Ended
	June 30,
	2016	2015	2015 to 2016 Change ($)	2015 to 2016 Change (%)
Revenues	$29,710,662	$22,715,854	$6,994,808	31%
Operating Costs and Expenses:
Sales and marketing	5,547,767	2,309,388	3,238,379	140%
Product development and content	11,922,162	12,403,259	(481,097)	-4%
General and administrative	4,215,758	3,394,895	820,863	24%
Depreciation and amortization	1,505,182	1,617,175	(111,993)	-7%
Restructuring costs	1,160,349	—	1,160,349	0%
Total Operating Costs and Expenses	24,351,218	19,724,717	4,626,501	23%
Income from Operations	5,359,444	2,991,137	2,368,307	79%
Other Income (Expense):
Interest income	11,562	10,430	1,132	11%
Interest expense	(12,105)	(281,855)	269,750	96%
Change in warrant liability	(545,614)	(39,320)	(506,294)	-1288%
Gain (loss) on cumulative foreign currency translation adjustment	34,553	(783,090)	817,643	104%
Gain on sale of asset	—	163,333	(163,333)	-100%
Total other expense	(511,604)	(930,502)	418,898	45%
Income before benefit (provision) for income taxes	4,847,840	2,060,635	2,787,205	135%
Benefit (provision) for income taxes	27,125,446	(128,650)	27,254,096	21185%
Net Income	$31,973,286	$1,931,985	$30,041,301	1555%

Comparison of the six months ended June 30, 2016 and 2015

Revenues

Our revenues were approximately $29.7 million for the six months ended June 30, 2016, an increase of approximately $7.0 million, or 31%, compared to $22.7 million for the same period in 2015. The increase is attributable to a $10.3 million increase in mobile revenue partially offset by a $3.3 million decrease in web advertising revenue and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising rates on mobile devices. The decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $3.2 million or 140%, to approximately $5.5 million for the six months ended June 30, 2016 from $2.3 million for the same period of 2015. Increased sales and marketing expenses are primarily attributable to an increase in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased approximately $481,000, or 4%, to $11.9 million for the six months ended June 30, 2016 from $12.4 million for the same period of 2015. The net decrease in product development and content expense is attributable to a net decrease of $461,000 of third party content costs for cross platform Social Theater affiliate campaigns, a decrease in data center expense of approximately $648,000, offset by an increase in employee expenses of $942,000. The decrease in third party content costs for cross platform Social Theater campaigns was due to lower cross platform revenue and an improvement on costs structure for those cross platform revenue products. The decrease in data center expenses was a result of the consolidation of servers in our data center. The increase in employee expenses was due to annual salary increases and increased benefit costs.

General and Administrative: General and administrative expenses increased approximately $821,000, or 24%, to $4.2 million for the six months ended June 30, 2016 from $3.4 million for the same period of 2015. The aggregate increase in general and administrative costs is due to an increase in travel expenses of $209,000, an increase in stock compensation costs of $234,000, and an increase in employee expenses of $221,000. The increase in travel expenses was primarily related to the pending Skout acquisition, and the increase in employee expenses was due to annual salary increases and increased benefit costs.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were approximately $1.2 million for the six months ended June 30, 2016, due to professional fees incurred in connection with the pending Skout acquisition.

Benefit (Provision) for Income Taxes: We have incurred NOLs on a consolidated basis for all years since 1998. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” As of June 30, 2016, we concluded that it is more likely than not that the Company will be able to realize a portion of the benefit of the U.S. federal and state deferred tax assets in the future. As a result, we released $27.3 million of the valuation allowance against our net deferred tax assets during the six months ended June 30, 2016.

Stock Based Compensation

Stock based compensation expense increased approximately $295,000 to $1.6 million for the six months ended June 30, 2016 from $1.3 million for the same period of 2015. Stock based compensation expense represented 7% of operating expenses for each of the six months ended June 30, 2016 and 2015. As of June 30, 2016 and 2015, there was approximately $7.0 million and $6.4 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two to three years.

	For the Six Months Ended June 30,		2015 to 2016
	2016	2015	Changes ($)
Sales and marketing	$155,732	$146,244	$9,488
Product development and content	707,653	656,278	51,375
General and administrative	779,967	545,794	234,173
Total stock-based compensation expense	$1,643,352	$1,348,316	$295,036

Depreciation and amortization expense

Depreciation and amortization expense was $1.5 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$10,311,169	$1,630,572
Net cash used in investing activities	(494,744)	(861,896)
Net cash provided by (used in) financing activities	2,920,019	(1,552,827)
	$12,736,444	$(784,151)

Net cash provided by operations was approximately $10.3 million for the six months ended June 30, 2016 compared to net cash provided by operations of approximately $1.6 million for the same period in 2015.

For the six months ended June 30, 2016, net cash provided by operations consisted primarily of net income of approximately $32 million adjusted for certain non-cash expenses of approximately $1.5 million of depreciation and amortization expense, $1.6 million related to stock based compensation for the vesting of stock options, $27.3 million related to deferred taxes, $35,000 related to gain on cumulative foreign currency translation adjustment, and $546,000 for change in warrant liability. Changes in working capital increased the net cash provided by operations.  These changes included decreases in accounts receivable of approximately $3.1 million resulting from collections, $3,000 in prepaid expenses, and other current assets and other assets, accounts payable and accrued liabilities of $1.1 million, partially offset by the $2.3 million increase in other receivables.

Net cash used in investing activities in the six months ended June 30, 2016 of approximately $495,000, was entirely due to capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the six months ended June 30, 2016 of approximately $2.9 million was due to approximately $3.1 million of proceeds from exercise of stock options, partially offset by $215,000 of capital lease payments.

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$32,069,035	$19,298,038
Total assets	$149,727,351	$111,490,673
Percentage of total assets	21%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2016, the Company had positive working capital of approximately $40.1 million.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement had an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement had a term of 36 months and may not be re-borrowed after repayment. The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may be exercised until February 28, 2024. As of June 30, 2016 and August 2, 2016, the Company did not have any outstanding indebtedness under the Loan Agreement.

During the six months ended June 30, 2016 the Company did not enter into any additional capital leases.

The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for at least the next 12 months.

We have budgeted capital expenditures of $2.0 million for the remainder of 2016, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP.   We believe that providing the non-GAAP financial measure, together with the reconciliation from GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted EBITDA to Net Income, a GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
ADJUSTED EBITDA	2016	2015	2016	2015
Net Income Allocable	$29,618,389	$1,209,931	$31,973,286	$1,931,985
Interest expense	5,360	122,989	12,105	281,855
Change in warrant liability	787,391	(56,408)	545,614	39,320
(Benefit) provision for income taxes	(27,219,764)	73,450	(27,125,446)	128,650
Depreciation and amortization	753,918	801,260	1,505,182	1,617,175
Acquisition and restructuring costs	1,160,349	—	1,160,349	—
Stock-based compensation expense	915,572	733,051	1,643,352	1,348,316
(Gain) loss on cumulative effect of foreign currency translation adjustment	(18,201)	(11,614)	(34,553)	783,090
Gain on sale of asset	—	—	—	(163,333)
Adjusted EBITDA	$6,003,014	$2,872,659	$9,679,889	$5,967,058

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes in market risk during the three months ended June 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q as a result of our entering into an agreement and plan of merger with Skout, Inc. (“Skout”) on June 27, 2016 (the “Merger Agreement”), as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares. Terms not otherwise defined below are as defined in this Quarterly Report on Form 10-Q.

Risks Relating to the Proposed Merger

The number of shares of our common stock that the Skout stockholders are entitled to receive under the Merger Agreement is fixed and will not be adjusted in the event of any change in our share price.

The number of our common shares that Skout stockholders will receive upon the closing of the merger under the Merger Agreement (the “Merger”) was determined at the time we entered into the Merger Agreement based upon a $3.54 per share value of our common stock (the “Buyer Stock Value”). Because the Buyer Stock Value was fixed in the Merger Agreement, the number of our common shares that Skout stockholders are entitled to receive in the Merger will not be adjusted for changes in the market price of MeetMe. Increases or decreases in the market price of our common stock prior to the Merger will affect the market value of the stock portion of the merger consideration that Skout stockholders will receive on the closing date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

●	changes in the respective businesses, operations, assets, liabilities and prospects of Skout and us;

●	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

●	market assessments of the likelihood that the Merger will be completed;

●	general market and economic conditions and other factors generally affecting the price of our common stock; and

●	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Skout operate.

Issuance of shares of our common stock in connection with the proposed Merger will reduce our existing shareholders' ownership and voting interest in our company and may adversely affect our stock price.

As partial consideration for the proposed acquisition of Skout, we expect to issue approximately 5.37 million shares of our common stock to Skout's stockholders. The issuance of these new shares of our common stock will reduce our existing shareholders' ownership and voting interest in our company and, as a result, our existing shareholders will be able to exert less influence over our company. The issuance of these new shares of our common stock may also result in fluctuations in the market price of our common stock, including a stock price decrease.

The pending Merger is subject to a number of conditions to our and Skout's obligations, which, if not fulfilled, may result in termination of the Merger Agreement.

The Merger Agreement contains a number of customary conditions to complete the acquisition, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain regulatory approvals have been obtained, that there are no legal prohibitions against completion of the acquisition, and that Skout stockholders have adopted the Merger Agreement. Many of the conditions to complete the Merger are not within either our or Skout’s control and neither company can predict when or if these conditions will be satisfied.

The regulatory approvals required in connection with the pending Merger may not be obtained or may contain materially burdensome conditions.

Completion of the pending Merger is conditioned upon the receipt of a permit from the Commissioner of Business Oversight of the State of California (the “California Commissioner”), after a hearing before the California Commissioner, pursuant to California Corporation Laws (the “California Permit”) to issue securities in exchange for outstanding securities. The obtainment of the California Permit would result in the issuance of our common stock in the Merger being exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemption provided by Section 3(a)(10) thereof. We cannot provide assurance that the California Permit will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain the California Permit, they may have the effect of jeopardizing or delaying completion of the pending Merger or reducing the anticipated benefits of the pending acquisition.

If the Merger is not consummated by the later of December 27, 2016 and the date we receive stockholder consent, if stockholder consent is required by NASDAQ but which date may not be later than June 27, 2017, either we or Skout may terminate the Merger Agreement.

Either MeetMe or Skout may terminate the Merger Agreement if the Merger has not been consummated by the later of December 27, 2016 and the date we receive stockholder consent, if stockholder consent is required by NASDAQ to effect the Merger but which date may not be later than June 27, 2017. However, the right to terminate the Merger Agreement will not be available to any party whose breach of any representation, warranty, covenant or agreement set forth in the Merger Agreement has been the cause of, or resulted in, the failure to consummate the Merger prior to December 27, 2016.

Failure to complete the Merger could negatively affect our share price and our future business and financial results.

We cannot provide assurance that the conditions to the completion of the pending acquisition of Skout will be satisfied in a timely manner or at all. If our pending acquisition of Skout is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the pending acquisition. Furthermore, if the acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

●	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor and filing fees;

●	our management focused on the Merger instead of on pursuing other opportunities that could be beneficial to us without realizing any of the benefits of the Merger having been completed;

●	our failure to retain key employees during the pendency of the Merger;

●	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

●

any disruptions to our business resulting from the announcement of the Merger, including any adverse changes in our relationships with our advertisers, partners and employees, may continue or intensify in the event the acquisition is not consummated.

If the Merger is not completed, there can be no assurance these risks will not materialize and will not materially affect our business, financial results and share price.

The pendency of the Merger could adversely affect the business and operations of MeetMe.

In connection with the pending Merger, some of our advertisers may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract or retain key personnel during the pendency of the Merger.

Risks Relating to the Combined Company

If the proposed Merger closes, we may be unable to integrate Skout’s business with ours successfully and realize the anticipated benefits of the acquisition.

The anticipated benefits we expect from the pending Merger are, necessarily, based on projections and assumptions about the combined businesses of MeetMe and Skout, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the pending acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the pending acquisition of Skout will depend, in part, on our ability to integrate the business and operations of Skout successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

●	the inability to successfully integrate Skout's business with ours in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

●

the challenge of integrating complex systems, operating procedures, technology, and other assets of the two companies in a manner that minimizes any adverse impact on advertisers, service providers, employees, and other constituencies;

●	diversion of the attention of our and MeetMe's management and other key employees;

●	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality service and running an efficient operation;

●	disruption of, or the loss of momentum in, our ongoing business;

●

liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including transition costs to integrate the two businesses that may exceed the costs that we currently anticipate;

●	maintaining productive and effective employee relationships;

●	limitations prior to the completion of the acquisition on the ability of our management and the management of Skout to conduct planning regarding the integration of the two companies;

●	the increased scale of our operations resulting from the acquisition;

●	retaining key employees of our company and Skout; and

●	obligations that we may have to counterparties of Skout that could arise as a result of the change in control of Skout.

If we do not successfully manage these issues and the other challenges inherent in integrating Skout, then we may not achieve the anticipated benefits of the acquisition of Skout and our revenue, expenses, operating results and financial condition could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  EXHIBITS

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Agreement and Plan of Merger	8-K	7/28/16	2.1
31.1	Certification of Principle Executive Officer (Section 302)				Filed
31.2	Certification of Principle Financial Officer (Section 302)				Filed
32.1	Certification of Principle Executive Officer (Section 906)				Furnished*
32.2	Certification of Principle Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEETME, INC.

August 3, 2016	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)