Form 10-Q
period 2016-09-30
MeetMe, Inc.
filed 2016-11-09
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                       No ☒

Class	Outstanding as of November 7, 2016
Common Stock, $0.001 par value per share	58,863,717 shares

MEETME, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2016 and 2015	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,971,169	$19,298,038
Accounts receivable, net of allowance of $190,000 and $133,000 at September 30, 2016 and December 31, 2015, respectively	13,526,976	16,509,291
Prepaid expenses and other current assets	809,824	970,239
Total current assets	60,307,969	36,777,568
Goodwill	70,646,036	70,646,036
Property and equipment, net	2,112,352	2,610,307
Intangible assets, net	145,415	1,278,498
Deferred tax asset	27,269,800	—
Other assets	122,441	178,264
TOTAL ASSETS	$160,604,013	$111,490,673
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,756,662	$2,776,710
Accrued liabilities	3,518,135	4,127,634
Current portion of capital lease obligations	271,389	366,114
Deferred revenue	296,080	293,414
Total current liabilities	5,842,266	7,563,872
Long-term capital lease obligations, less current portion, net	18,901	221,302
Other liabilities	—	1,035,137
TOTAL LIABILITIES	$5,861,167	$8,820,311
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	$—	$—
Common stock, $.001 par value; authorized - 100,000,000 Shares; 54,221,918 and 47,179,486 shares issued and outstanding at September 30, 2016 and December 31, 2015	54,225	47,183
Additional paid-in capital	318,465,808	300,725,791
Accumulated deficit	(163,777,187)	(198,102,612)
Total stockholders' equity	154,742,846	102,670,362
Total liabilities and stockholders' equity	$160,604,013	$111,490,673

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$17,191,261	$14,308,080	$46,901,923	$37,023,933

Operating Costs and Expenses:
Sales and marketing	3,228,262	1,483,252	8,776,029	3,792,639
Product development and content	5,808,449	6,175,566	17,730,610	18,578,826
General and administrative	2,215,727	7,802,367	6,431,486	11,197,263
Depreciation and amortization	761,460	762,830	2,266,642	2,380,004
Acquisition and restructuring costs	467,777	—	1,628,126	—
Total Operating Costs and Expenses	12,481,675	16,224,015	36,832,893	35,948,732

Income (Loss) from Operations	4,709,586	(1,915,935)	10,069,030	1,075,201

Other Income (Expense):
Interest income	7,135	5,303	18,697	15,733
Interest expense	(4,123)	(93,383)	(16,228)	(375,239)
Change in warrant liability	(318,983)	45,532	(864,596)	6,212
Gain (loss) on cumulative foreign currency translation adjustment	(1,206)	(78,987)	33,347	(862,078)
Gain on sale of asset	—	—	—	163,333
Total Other Expense	(317,177)	(121,535)	(828,780)	(1,052,039)

Income (Loss) before Benefit (Provision) for Income Taxes	4,392,409	(2,037,470)	9,240,250	23,162
Benefit (provision) for income taxes	—	1,849	27,125,446	(126,801)
Net Income (Loss)	$4,392,409	$(2,035,621)	$36,365,696	$(103,639)

Basic and diluted net income (loss) per common stockholders:
Basic net income (loss) per common stockholders	$0.08	$(0.04)	$0.73	$(0.00)
Diluted net income (loss) per common stockholders	$0.07	$(0.04)	$0.65	$(0.00)

Weighted average shares outstanding:
Basic	53,231,369	45,470,686	49,649,221	45,192,785
Diluted	59,048,821	45,470,686	55,604,866	45,192,785

Other comprehensive income (loss):
Net income (loss)	$4,392,409	$(2,035,621)	$36,365,696	$(103,639)
Foreign currency translation adjustment	—	—	—	—
Comprehensive income (loss)	$4,392,409	$(2,035,621)	$36,365,696	$(103,639)

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND THE YEAR ENDED DECEMBER 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	—	—	—	—	2,916,427	—	—	2,916,427
Stock compensation expense for warrant modification	—	—	—	—	425,538	—	—	425,538
Issuance of common stock for vested RSAs	—	—	557,603	557	(557)	—	—	—
Exercise of stock options	—	—	231,900	232	383,695	—	—	383,927
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(138,563)	(138,563)
Loss on cumulative currency translation adjustment	—	—	—	—	—	—	856,438	856,438
Net income	—	—	—	—	—	5,969,628	—	5,969,628
Balance—December 31, 2015	—	$—	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362
Vesting of stock options for compensation	—	—	—	—	2,554,842	—	—	2,554,842
Issuance of common stock for vested RSAs	—	—	934,991	935	(935)	—	—	—
Exercise of stock options	—	—	4,687,335	4,687	8,817,805	—	—	8,822,492
Exercise of warrants	—	—	1,763,340	1,763	6,368,305	—	—	6,370,068
Repurchase and retirement of treasury stock	—	—	(343,234)	(343)	—	(2,040,271)	—	(2,040,614)
Foreign currency translation adjustment	—	—	—	—	—	—	33,347	33,347
Gain on cumulative currency translation adjustment	—	—	—	—	—	—	(33,347)	(33,347)
Net income	—	—	—	—	—	36,365,696	—	36,365,696
Balance—September 30, 2016 (Unaudited)	—	$—	54,221,918	$54,225	$318,465,808	$(163,777,187)	$—	$154,742,846

See notes to condensed consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$36,365,696	$(103,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,266,642	2,380,004
Gain on sale of asset	—	(163,333)
Vesting of stock options for compensation	2,554,842	2,009,742
Deferred income tax benefit	(27,269,800)	—
(Gain) Loss on cumulative foreign currency	(33,347)	862,078
Bad debt expense (recovery)	57,000	(248,000)
Change in warrant liability	864,596	(6,212)
Amortization of discounts on notes payable and debt issuance costs	—	151,631
Changes in operating assets and liabilities:
Accounts receivable	2,925,315	(1,676,482)
Prepaid expenses, other current assets and other assets	216,238	(21,089)
Accounts payable and accrued liabilities	(1,629,546)	(1,248,554)
Deferred revenue	2,667	(10,731)
Net cash provided by operating activities	16,320,303	1,925,415
Cash flows from investing activities:
Purchase of property and equipment	(626,105)	(1,297,237)
Purchase of trademarks and domain names	(9,500)	—
Proceeds from sale of asset	—	255,000
Net cash used in investing activities	(635,605)	(1,042,237)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,822,492	10,747
Proceeds from exercise of warrants	4,470,334	—
Purchases of treasury stock	(2,040,614)	—
Payments of capital leases	(297,126)	(732,729)
Payments on long-term debt	—	(1,529,760)
Net cash provided by (used in) financing activities	10,955,086	(2,251,742)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate on cash	26,639,784	(1,368,564)
Effect of foreign currency exchange rate on cash	33,347	(144,203)
Net increase (decrease) in cash and cash equivalents	26,673,131	(1,512,767)
Cash and cash equivalents at beginning of period	19,298,038	17,041,050
Cash and cash equivalents at end of period	$45,971,169	$15,528,283
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,228	$223,609
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrant exercise settlement	$1,899,516	$—

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company” or “MeetMe”) is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitates interactions among users and encourages users to connect and chat with each other. The Company monetizes through advertising, in-app purchases, and paid subscriptions. The Company provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the date of the consolidated financial statements. Normally a controlling financial interest reflects ownership of a majority of the voting interests.

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

During the nine months ended September 30, 2016 and 2015, the Company had transactions with several partners that qualify for principal-agent considerations. The Company recognizes revenue net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the nine months ended September 30, 2016 and 2015, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 87% and 83% of the Company’s revenue came from advertising during the nine months ended September 30, 2016 and 2015, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users.  The Company offers in-app products such as Credits. Users buy Credits to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits can be purchased using PayPal on the website and iTunes and Google checkout on mobile applications.  Platform users do not own the Credits but have a limited right to use the credits on virtual products offered for sale on the Company’s platform. Credits are non-refundable, the Company may change the purchase price of Credits at any time, and the Company reserves the right to stop issuing Credits in the future.  The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platform. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the credits are used by the customer; or (ii) the Company determines the likelihood of the credits being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed credits to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three-month period (life of the user) beginning at the date of the Credits sale and is included in revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Breakage recognized during the nine months ended September 30, 2016 and 2015 was approximately $988,000 and $640,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

Social Theater is a product that allows the Company to offer advertisers a way to leverage the third party platforms through guaranteed actions by their user bases. Social Theater is also hosted on the Company’s platform. Typical guaranteed actions available to advertisers are video views, fan page growth, quizzes and surveys.  Social Theater revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the service has been rendered. The Social Theater prices are both fixed and determinable based on the contract with the advertiser.  The user completes an action and the electronic record of the transaction triggers the revenue recognition. The collection of the Social Theater revenue is reasonably assured by contractual obligation and historical payment performance. The delivery of virtual currency from the hosting platform to a user evidences the completion of the action required by the customer that the service has been rendered for Social Theater revenue recognition.

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

For the three months ended September 30, 2016 and 2015, the Company recognized $0 under the terms of the Web Agreement. For the nine months ended September 30, 2016 and 2015, the Company recognized $0 and approximately $2,160,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $1,300,000 receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

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

For the three months ended September 30, 2016 and 2015 the Company recognized $0 under the terms of the Mobile Agreement. For the nine months ended September 30, 2016 and 2015, the Company recognized approximately $0 and approximately $5,200,000, respectively, under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. In the third quarter of 2015, the Company determined that the approximately $4,400,000 receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

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

For the three months ended September 30, 2016 and 2015, the Company recognized no revenue under the terms of the Pinsight Agreement. For the nine months ended September 30, 2016 and 2015, the Company recognized $0 and approximately $5,100,000 in revenue under the terms of the Pinsight Agreement, respectively.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain common stock warrants were carried at fair value until their exercise as disclosed in Note 2. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

The following table shows the computation of basic and diluted net income per share for the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$4,392,409	$(2,035,621)	$36,365,696	$(103,639)

Denominator:
Weighted-average shares outstanding	53,231,369	45,470,686	49,649,221	45,192,785
Effect of dilutive securities	5,817,452	—	5,955,645	—
Weighted-average diluted shares	59,048,821	45,470,686	55,604,866	45,192,785

Basic income (loss) per share	$0.08	$(0.04)	$0.73	$(0.00)
Diluted income (loss) per share	$0.07	$(0.04)	$0.65	$(0.00)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	2,480,228	10,382,119	2,427,662	10,382,119
Unvested restricted stock awards	—	1,967,107	—	1,967,107
Warrants	391,015	2,812,414	305,388	2,812,414
Convertible preferred stock	—	1,479,949	—	1,479,949
Totals	2,871,243	16,641,589	2,733,050	16,641,589

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the nine months ended September 30, 2016 and 2015, three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 54% and 46% of total revenues, respectively. Three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 63% and 52% of accounts receivable as of September 30, 2016 and December 31, 2015, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 had no material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires the guidance to be applied retrospectively. The update is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. ASU No. 2016-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

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

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and models for which all significant inputs are observable, either directly or indirectly.

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

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Assets
Money market	$7,047,964	$—	$—	$7,047,964
Total assets	$7,047,964	$—	$—	$7,047,964
Liabilities
Warrants to purchase common stock	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—
December 31, 2015
Assets
Money market	$10,029,275	$—	$—	$10,029,275
Total assets	$10,029,275	$—	$—	$10,029,275
Liabilities
Warrants to purchase common stock	$—	$—	$1,035,137	$1,035,137
Total Liabilities	$—	$—	$1,035,137	$1,035,137

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Convertible Common Stock Warrant Liability
Balance as of December 31, 2015	$1,035,137
Changes in estimated fair value	864,596
Amounts acquired or issued	(1,899,733)
Balance as of September 30, 2016	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities was estimated using the Black-Scholes option pricing model. The change in the fair value of the warrant liability of each reporting period was recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of their outstanding 341,838 liability classified warrants, which were net settled into common shares in the third quarter of 2016. As a result of the warrant exercise, no remeasurement of the warrant liability occurred subsequent to the exercise and the balance in the warrant liability account is $0 as of September 30, 2016.

Note 3—Intangible Assets

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015
Trademarks and domain names	$5,859,494	$5,849,994
Advertising customer relationships	1,165,000	1,165,000
Mobile applications	1,725,000	1,725,000
	8,749,494	8,739,994
Less accumulated amortization	(8,604,079)	(7,461,496)
Intangible assets - net	$145,415	$1,278,498

Amortization expense was approximately $382,000 and $379,000 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was approximately $1,143,000 and $1,145,000 for the nine months ended September 30, 2016 and 2015, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,
Remaining in 2016	$145,415
Total	$145,415

Note 4—Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Servers, computer equipment and software	$9,594,974	$9,105,086
Office furniture and equipment	176,516	57,359
Leasehold improvements	386,198	369,137
	10,157,688	9,531,582
Less accumulated depreciation/amortization	(8,045,336)	(6,921,275)
Property and equipment—net	$2,112,352	$2,610,307

Property and equipment depreciation and amortization expense was approximately $379,000 and $384,000 for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, property and equipment depreciation and amortization expense was approximately $1,124,000 and $1,235,000, respectively.

Note 5—Long-Term Debt

 Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. & Venture Lending & Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest was payable monthly for the first six months of the loan term, and monthly principal and interest payments were due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the Company drawn on either tranche. The Loan is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the Loan. Amortization expense was $0 and $37,344 for the three months ended September 30, 2016 and 2015, respectively, and is included on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in Interest Expense. Amortization expense for the nine months ended September 30, 2016 and 2015 was $0 and $151,631, respectively, and is included on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in Interest Expense. As of September 30, 2016 and December 31, 2015, the Company had repaid all outstanding indebtedness under the Loan.

Note 6—Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense under these leases was approximately $1.2 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Capital Leases

The Company leases certain fixed assets under capital leases that expire through 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services.  Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased.  The capital leases are secured by the leased equipment, and outstanding principal and interest are due monthly through October 2017. During the nine months ended September 30, 2016, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of September 30, 2016 are as follows:

	Capital Leases	Operating Leases
Remaining in 2016	$72,149	$431,529
2017	225,879	1,543,407
2018	—	450,156
2019	—	420,154
2020	—	432,758
Thereafter	—	557,993
Total minimum lease payments	$298,028	$3,835,997
Less: Amount representing interest	(7,738)
Total present value of minimum payments	290,290
Less: Current portion of such obligations	271,389
Long-term capital lease obligations	$18,901

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint sought damages of not less than $4 million. On December 22, 2015, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement and Release of Claims”) with F. Stephen Allen, resolving all claims relating to F. Stephen Allen v. MeetMe, Inc., Cause No. 4:15-cv-210-GKF-TLW. Pursuant to the Settlement and Release of Claims, the Company (i) paid F. Stephen Allen $225,000, (ii) entered into a one-year consulting agreement in exchange for a grant of 50,000 stock options, (iii) modified the terms of his outstanding Series 2 and Series 3 warrants, to reduce the amount outstanding under the Series 2 by 50,000 and to extend the expiration date on both Series 2 and Series 3 by 15 months to June 21, 2017. On December 23, 2015, the Court dismissed the litigation with prejudice.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000.  MATT Inc. was an existing stockholder of the Company.  The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a conversion price per share of approximately $3.38, and had voting rights on an as-converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. In December 2015, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 4,687,335 shares and 231,900 shares of common stock in connection with the exercises of stock options during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The Company issued 934,991 shares and 557,603 shares of common stock in connection with restricted stock awards during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The Company issued 1,763,340 shares during the nine months ended September 30, 2016 in connection with the exercise of warrants. No warrants were exercised during the year ended December 31, 2015.  During the nine months ended September 30, 2016 and 2015, 200,000 and -0- warrants expired, respectively.

On August 29, 2016, the Company’s Board of Directors approved a $15 million share repurchase program (the “Repurchase Program”). Repurchases under the Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the quarter ended September 30, 2016, the Company repurchased 343,234 shares for an aggregate purchase price of $2.0 million. These shares were immediately retired.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	$94,997	$83,264	$250,729	$229,508
Product development and content	368,150	253,436	1,075,803	909,714
General and administrative	448,343	324,726	1,228,310	870,520
Total stock-based compensation expense	$911,490	$661,426	$2,554,842	$2,009,742

As of September 30, 2016, there was approximately $2.6 million of total unrecognized compensation cost relating to stock options, which is expected to be recognized over a period of approximately two years. As of September 30, 2016, the Company had approximately $3.6 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On August 11, 2014, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 8,700,000 shares of the Company’s common stock, including approximately 2,100,000 shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of September 30, 2016, there were approximately 2.3 million shares of common stock available for grant.  A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,972,378	$2.06
Granted	768,200	3.35
Exercised	(795,722)	2.04
Forfeited or expired	(101,668)	1.99
Outstanding at September 30, 2016	2,843,188	$2.41	8.4	$10,762,251
Exercisable at September 30, 2016	1,183,664	$2.22	7.6	$4,713,328

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.39%	1.35%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—
Expected volatility	84%	88%

Restricted Stock Awards

The Company granted 826,850 RSAs during the nine months ended September 30, 2016. RSAs vest in three equal annual increments and are forfeited if not vested within three years from the date of grant. The Company recorded stock-based compensation expense related to RSAs of approximately $544,000 and $1.6 million for the three and nine months ended September 30, 2016, respectively. A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2016 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2015	2,072,957	$1.84
Granted	826,850	3.28
Exercised	(934,991)	1.87
Forfeited or expired	(158,701)	2.05
Outstanding at September 30, 2016	1,806,115	$2.46
Unvested at September 30, 2016	1,806,115	$2.46

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

A summary of stock option activity under the 2006 Stock Plan during the nine months ended September 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,844,301	$2.22
Granted	—	—
Exercised	(3,765,031)	1.87
Forfeited or expired	(31,334)	4.92
Outstanding at September 30, 2016	3,047,936	$2.62	3.2	$10,985,224
Exercisable at September 30, 2016	3,003,757	$2.60	3.2	$10,874,776

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans.  A summary of Non-Plan option activity during the nine months ended September 30, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	443,038	$1.34
Granted	—	—
Exercised	(126,582)	1.34
Forfeited or expired	—	—
Outstanding at September 30, 2016	316,456	$1.34	3.1	$1,537,976
Exercisable at September 30, 2016	316,456	$1.34	3.1	$1,537,976

Note 8—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of		Weighted- average		Balance Sheet Classification as of
	September 30, 2016	December 31, 2015	exercise price	Expiration	September 30, 2016	December 31, 2015
Venture Lending & Leasing VI, Inc.	—	170,919	$1.96	2/28/2024	Liability	Liability
Venture Lending & Leasing VII, Inc.	—	170,919	$1.96	2/28/2024	Liability	Liability
Allen, F. Stephen Series 2	—	450,000	$3.55	6/21/2017	Equity	Equity
Allen, F. Stephen Series 3	425,000	500,000	$3.55	6/21/2017	Equity	Equity
Warberg WF IVLP	70,000	—	$3.55	6/21/2017	Equity	Equity
OTA LLC	180,000	—	$3.55	6/21/2017	Equity	Equity
Stearns, Robert	—	200,000	$3.55	3/21/2016	Equity	Equity
MATT Series #1	—	270,576	$2.75	9/19/2016	Equity	Equity
MATT Series #2	—	1,000,000	$2.75	9/19/2016	Equity	Equity
All warrants	675,000	2,762,414

Venture Lending & Leasing VI and VII Inc.

In connection with the Loan that took place in April 2013, the Company issued warrants to the lender with an initial aggregate exercise value of $800,000, which increased by $200,000 with the first tranche and which would have increased by $300,000 with each of the second and third tranche draw downs of the Loan had the Company drawn down on them (see Note 6). Each warrant was immediately exercisable and with an expiration date ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock have an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant is exercisable on either a physical settlement or net share settlement basis from the date of issuance.

The warrant agreement contains a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded that the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants are measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the Loan.

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of all their outstanding 341,838 warrants, with an exercise price of $1.96 per share, for the net issuance of 217,764 common shares. As of September 30, 2016, all 217,764 shares have been issued upon net settlement of the warrants.

The fair value of the liability classified warrants on the date of issuance and on each re-measurement date was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, contractual term of the warrants, risk-free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants are considered a Level 3 measurement (Note 2). These liability classified warrants were remeasured for the final time before their exercise.

Allen, F. Stephen Series 2 and 3, Warberg WF IV LP and OTA LLC

In March 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00 and $7.00 as compensation for certain strategic initiatives to F. Stephen Allen. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share.  On December 22, 2015, in conjunction with a litigation settlement, the Company repurchased 50,000 Series 2 warrants and extended the warrant expiration date to June 21, 2017. See Note 6 for additional information on the settlement. The fair value of the warrant modification was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date.  As a result of this modification, an additional expense of approximately $426,000 was recorded in General and Administrative expense.

During the third quarter of 2016, F. Stephen Allen exercised 275,000 warrants with an exercise price of $3.55 per share, with the Company issuing 275,000 shares of common stock. He sold 250,000 warrants to Warberg WF IV LP (“Warberg”), and as of September 30, 2016, has 425,000 warrants remaining outstanding. Warberg sold 180,000 warrants to OTA LLC.

Stearns, Robert

In March 2006, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.55 per share as compensation to the Company’s then Chief Executive Officer, Robert Stearns. The awards of warrants to purchase shares of common stock are accounted for as equity instruments. The fair value at issuance was calculated using the Black-Scholes option-pricing model, and was charged to compensation expense. These warrants expired unexercised in March 2016.

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

On March 5, 2013, MATT exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded $6,254,178 in principal and accrued interest which was outstanding under the MATT Note.  MATT agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.

During the third quarter of 2016, MATT exercised the remaining outstanding 1,270,576 warrants with an exercise price of $2.75 resulting in the Company issuing 1,270,576 shares of common stock.

A summary of warrant activity for the nine months ended September 30, 2016 is as follows:

Warrants	Number of warrants	Weighted-average exercise price
Outstanding at December 31, 2015	2,762,414	$2.99
Granted	—	—
Exercised	(1,887,414)	2.72
Forfeited or expired	(200,000)	3.55
Outstanding at September 30, 2016	675,000	$3.55
Exercisable at September 30, 2016	675,000	$3.55

Note 9—Income Taxes

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs). In the second quarter of 2016, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $33.6 million are realizable. It therefore reversed the valuation allowance accordingly.

During the nine months ended September 30, 2016, the Company recorded a net income tax benefit of $27.3 million. This net income tax benefit, which was recorded during the second quarter of 2016, is primarily related to a release of the entire valuation allowance. Included in this net benefit is current income tax expense of approximately $30,000 for certain state income tax liabilities in jurisdictions where no or limited net operating loss carryovers are available. At December 31, 2015, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believed that it was not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax assets at both September 30, 2016 and December 31, 2015 are principally the result of federal and state net operating loss carryforwards of approximately $61 million and $61 million, respectively. The Company has completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of its net operating loss carryforwards due to historical changes in ownership. That study concluded that $61 million of such accumulated net operating loss carryforwards at September 30, 2016, subject to annual limitation, should be available to offset future taxable income during the carryover period which extends through 2033. If unused, these net operating loss carryforwards will expire at various dates through 2033.

During the nine months ended September 30, 2016 and 2015, the Company had no material changes in uncertain tax positions.

Note 10—Acquisition of Skout, Inc.

On June 27, 2016, MeetMe, Inc., and its wholly-owned subsidiaries, MeetMe Sub I, Inc., a Delaware corporation, and MeetMe Sub II, LLC, a Delaware limited Liability Corporation, (together, “MeetMe”) entered into a Merger agreement with Skout, Inc (“Skout”), a California corporation, pursuant to which MeetMe agreed to acquire 100% of the issued and outstanding shares of common stock of Skout for total consideration of $30.98 million in cash and 5,222,017 shares of MeetMe common stock. The transaction closed October 3, 2016.

On October 3, 2016, in connection with the closing of the Skout acquisition, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the Skout acquisition, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company.

The acquisition-date fair value of the consideration transferred is as follows:

At
October 3, 2016

Cash	$30,975,002
Fair value of MeetMe stock issued	32,276,505
Total consideration	$63,351,507

The Company has not provided an allocation of the preliminary purchase price as the initial accounting for the business combination is incomplete.

Note 11—Subsequent Events

Subsequent to September 30, 2016 and pursuant to the Repurchase Program, the Company repurchased an additional 504,911 shares of its common stock for an aggregate price of $2,970,400.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;

●	our expectations regarding mobile usage by our users;

●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;

●	the impact of seasonality on our operating results;

●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;

●	our expectations regarding our ability to manage and fill our advertising inventory internally;

●	our plans regarding product development, international growth and personnel;

●	our liquidity and expectations regarding uses of cash;

●	our expectations regarding payments relating to cost reduction initiatives;

●	our ability to successfully pursue collection actions;

●	our expectations regarding the cost and outcome of our current and future litigation;

●	the impact of new accounting policies;

●	our plans for capital expenditures for the remainder of the year ending December 31, 2016, and

●	our acquisition of Skout, Inc.

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

Company Overview

MeetMe is a location-based social network for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and the web that facilitates interactions among users and encourages users to connect with each other. MeetMe monetizes through advertising, in-app purchases and paid subscriptions. MeetMe provides users with access to an expansive, multilingual menu of resources that promote social interaction, information sharing, and other topics of interest. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended September 30, 2016 and 2015, the total MeetMe MAUs were approximately 5.74 million and 4.91 million, respectively, and total MeetMe DAUs were approximately 1.30 million and 1.16 million, respectively. The aggregate total of registered users on MeetMe platforms was approximately 160 million and 129 million as of September 30, 2016 and 2015, respectively.

	For the Three Months Ended
	September 30,
	2016	2015
MAU- MeetMe	5,739,328	4,912,894

	For the Three Months Ended
	September 30,
	2016	2015
DAU- MeetMe	1,298,950	1,162,232

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”).  We define ARPU as the average quarterly revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions.  A page view is a page that a user views during a visit.

In the quarter ended September 30, 2016, MeetMe averaged 5.02 million mobile MAUs and 5.74 million total MAUs on average, as compared to 3.81 million mobile MAUs and 4.91 million total MAUs on average in the quarter ended September 30, 2015, a net increase of 1.2 million or 32% for mobile MAUs, and a net increase of 826,000 or 17% for total MeetMe MAUs. Mobile DAUs were 1.25 million for the quarter ended September 30, 2016, an 18% increase, from 1.06 in the quarter ended September 30, 2015. For the quarter ended September 30, 2016, MeetMe averaged 1.30 million total DAUs, as compared to 1.16 million total DAUs on average for the quarter ended September 30, 2015, a net increase of approximately 137,000 total DAUs, or 12%.

We believe the shift of our audience from web to mobile is an important driver of our business. Although decreasing web traffic has resulted in declining web revenue, we have successfully increased our mobile revenue by 39% and our mobile ARPDAU by 18% to $16.0 million and $0.139, respectively, for the quarter ended September 30, 2016 from $11.6 million and $0.118, respectively, for the quarter ended September 30, 2015. We believe our ability to continue to grow our mobile audience and our mobile monetization at a faster pace than the decline in our web revenue will impact the performance of our business.

Average Daily Active Users (DAU) - Total
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.16
1.19
1.22
1.29
1.30
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Average Daily Active Users (DAU) - Mobile
Millions
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1.06
1.10
1.14
1.22
1.25
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Average Monthly Active Users (MAU) - Total
Millions
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
4.91
4.97
5.33
5.83
5.74
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Average Monthly Active Users (MAU) - Mobile
Millions
6.0
5.0
4.0
3.0
2.0
1.0
0.0
3.81
4.06
4.40
4.84
5.02
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

In the quarter ended September 30, 2016, MeetMe earned an average of $0.26 ARPU on the web and $3.19 ARPU in our mobile applications, as compared to $0.71 in web ARPU and $3.03 in mobile ARPU for the quarter ended September 30, 2015. In the quarter ended September 30, 2016, MeetMe earned an average of $0.040 in web ARPDAU and $0.139 in mobile ARPDAU, as compared to $0.091 in web ARPDAU and $0.118 in mobile ARPDAU for the quarter ended September 30, 2015.

Quarterly Average Revenue per User (ARPU)
Web
$1.00
$0.75
$0.50
$0.25
$0.00
$0.71
$0.87
$0.51
$0.36
$0.26
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Quarterly Average Revenue per User (ARPU)
Mobile
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$3.03
$4.22
$2.67
$3.11
$3.19
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Quarterly Average Revenue per DAU (ARPDAU)
Web
$0.12
$0.10
$0.08
$0.06
$0.04
$0.02
$0.00
$0.091
$0.106
$0.068
$0.053
$0.040
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Quarterly Average Revenue per DAU (ARPDAU)
Mobile
$0.20
$0.16
$0.12
$0.08
$0.04
$0.00
$0.118
$0.169
$0.113
$0.136
$0.139
Q3 '15
Q4 '15
Q1 '16
Q2 '16
Q3 '16

Third Quarter of 2016 Highlights

●	Mobile revenue was $16.0 million in the third quarter of 2016, up 39% from $11.6 million in the corresponding period in 2015.

●

Net income for the third quarter of 2016 was $4.4 million. Adjusted EBITDA was $6.9 million for the third quarter of 2016. Adjusted EBITDA is a non-GAAP financial measure. For definition of Adjusted EBITDA, please refer to the Non-GAAP – Financial Measures included below in this filing.

●	Cash and Cash Equivalents totaled $46.0 million at September 30, 2016, an increase of $26.7 million, from $19.3 million at December 31, 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. ASU No. 2016-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

The following table sets forth our Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2016	2015	2015 to 2016 Changes ($)	2015 to 2016 Changes (%)
Revenues	$17,191,261	$14,308,080	$2,883,181	20%
Operating Costs and Expenses:
Sales and marketing	3,228,262	1,483,252	1,745,010	118%
Product development and content	5,808,449	6,175,566	(367,117)	-6%
General and administrative	2,215,727	7,802,367	(5,586,640)	-72%
Depreciation and amortization	761,460	762,830	(1,370)	0%
Acquisition and restructuring costs	467,777	—	467,777	100%
Total Operating Costs and Expenses	12,481,675	16,224,015	(3,742,340)	-23%
Income (Loss) from Operations	4,709,586	(1,915,935)	6,625,521	346%
Other Income (Expense):
Interest income	7,135	5,303	1,832	35%
Interest expense	(4,123)	(93,383)	89,260	96%
Change in warrant liability	(318,983)	45,532	(364,515)	801%
Loss on cumulative foreign currency translation adjustment	(1,206)	(78,987)	77,781	98%
Total Other Expense	(317,177)	(121,535)	(195,642)	-161%
Income (Loss) before benefit for income taxes	4,392,409	(2,037,470)	6,429,879	316%
Benefit for income taxes	—	1,849	(1,849)	-100%
Net Income (Loss)	$4,392,409	$(2,035,621)	$6,428,030	316%

Comparison of the three months ended September 30, 2016 and 2015

Revenues

Our revenues were approximately $17.2 million for the three months ended September 30, 2016, an increase of $2.9 million or 20% compared to $14.3 million for the same period in 2015.  The increase in revenue is attributable to a $4.5 million increase in mobile revenue, partially offset by $1.6 million decrease in web advertising and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising rates on mobile devices. The decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.7 million, or 118%, to $3.2 million for the three months ended September 30, 2016 from $1.5 million for the same period in 2015.  Increased sales and marketing expenses are primarily attributable to an increase in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased approximately $367,000, or 6%, to $5.8 million for the three months ended September 30, 2016 from $6.2 million for the same period in 2015. The net decrease in product development and content expense is attributable to a decrease of $598,000 of third party content costs for cross platform Social Theater affiliate campaigns, offset by an increase of $148,000 in employee expenses and $115,000 of stock-based compensation expenses. The decrease in third party content costs for cross platform Social Theater campaigns was due to lower cross platform revenue and an improvement on costs structure for those cross platform revenue products. The increase in employee expenses was due to annual salary increases and increased benefit costs.

General and Administrative: General and administrative expenses decreased $5.6 or 72%, to $2.2 million for the three months ended September 30, 2016 from $7.8 million for the same period in 2015. The aggregate decrease in general and administrative costs is primarily attributable to the bad debt write-off of Beanstock’s outstanding receivable balance for the three months ended September 30, 2015.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were approximately $0.5 million for the three months ended September 30, 2016, due to professional fees incurred in connection with the Skout acquisition.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $250,000 to $911,000 for the three months ended September 30, 2016 from $661,000 for the three months ended September 30, 2015. Stock-based compensation expense represented 7% and 4% of operating expenses for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was approximately $2.6 million and $3.6 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	For the Three Months Ended September 30,		2015 to 2016
	2016	2015	Changes ($)
Sales and marketing	$94,997	$83,264	$11,733
Product development and content	368,150	253,436	114,714
General and administrative	448,343	324,726	123,617
Total stock-based compensation expense	$911,490	$661,426	$250,064

Depreciation and Amortization Expense

Depreciation and amortization expense was $761,000 and $763,000 for the three months ended September 30, 2016 and 2015, respectively.

The following table sets forth our Consolidated Statement of Operations that is used in the following discussions of our results of operations for the nine month period ended September 30, 2016:

	For the Nine Months Ended
	September 30,
	2016	2015	2015 to 2016 Changes ($)	2015 to 2016 Changes (%)
Revenues	$46,901,923	$37,023,933	$9,877,990	27%
Operating Costs and Expenses:
Sales and marketing	8,776,029	3,792,639	4,983,390	131%
Product development and content	17,730,610	18,578,826	(848,216)	-5%
General and administrative	6,431,486	11,197,263	(4,765,777)	-43%
Depreciation and amortization	2,266,642	2,380,004	(113,362)	-5%
Restructuring costs	1,628,126	—	1,628,126	100%
Total Operating Costs and Expenses	36,832,893	35,948,732	884,161	2%
Income from Operations	10,069,030	1,075,201	8,993,829	836%
Other Income (Expense):
Interest income	18,697	15,733	2,964	19%
Interest expense	(16,228)	(375,239)	359,011	96%
Change in warrant liability	(864,596)	6,212	(870,808)	14018%
Gain (loss) on cumulative foreign currency translation adjustment	33,347	(862,078)	895,425	104%
Gain on sale of asset	—	163,333	(163,333)	-100%
Total Other Expense	(828,780)	(1,052,039)	223,259	21%
Income before benefit (provision) for income taxes	9,240,250	23,162	9,217,088	39794%
Benefit (provision) for income taxes	27,125,446	(126,801)	27,252,247	21492%
Net Income	$36,365,696	$(103,639)	$36,469,335	35189%

Comparison of the nine months ended September 30, 2016 and 2015

Revenues

Our revenues were approximately $46.9 million for the nine months ended September 30, 2016, an increase of approximately $9.9 million, or 27%, compared to $37.0 million for the same period in 2015. The increase is attributable to a $14.8 million increase in mobile revenue partially offset by a $4.9 million decrease in web advertising revenue and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising rates on mobile devices. The decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $5.0 million or 131%, to approximately $8.8 million for the nine months ended September 30, 2016 from $3.8 million for the same period of 2015. Increased sales and marketing expenses are primarily attributable to an increase in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased approximately $848,000, or 5%, to $17.7 million, for the nine months ended September 30, 2016 from $18.6 million for the same period of 2015. The net decrease in product development and content expense is attributable to a net decrease of $1.2 million of third party content costs for cross platform Social Theater affiliate campaigns, a decrease in data center expense of approximately $700,000, offset by an increase in employee expenses of $1.1 million. The decrease in third party content costs for cross platform Social Theater campaigns was due to lower cross platform revenue and an improvement on costs structure for those cross platform revenue products. The decrease in data center expenses was a result of the consolidation of servers in our data center. The increase in employee expenses was primarily due to annual salary increases and increased benefit costs.

General and Administrative: General and administrative expenses decreased approximately $4.8 million, or 43%, to $6.4 million for the nine months ended September 30, 2016 from $11.2 million for the same period of 2015. The aggregate decrease in general and administrative costs is due to the bad debt write-off of Beanstock’s outstanding receivable balance for the three months ended September 30, 2015, partially offset by an increase in travel expenses of $227,000, an increase in stock compensation costs of $358,000, and an increase in employee expenses of $210,000. The increase in travel expenses was primarily related to the Skout acquisition, and the increase in employee expenses was due to annual salary increases and increased benefit costs.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were approximately $1.6 million for the nine months ended September 30, 2016, due to professional fees incurred in connection with the Skout acquisition.

Benefit (Provision) for Income Taxes: We have incurred NOLs on a consolidated basis for all years since 1998. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” As of June 30, 2016, we concluded that it is more likely than not that the Company will be able to realize the full or a portion of the benefit of the U.S. federal and state deferred tax assets in the future. As a result, we released $27.3 million of the valuation allowance against our net deferred tax assets during the nine months ended September 30, 2016.

Stock Based Compensation

Stock based compensation expense increased approximately $545,000 to $2.6 million for the nine months ended September 30, 2016 from $2.0 million for the same period of 2015. Stock based compensation expense represented 7% and 6% of operating expenses for the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and 2015, there was approximately $2.6 million and $3.6 million, respectively, of unrecognized compensation cost related to stock options and unvested restricted stock awards, which is expected to be recognized over a period of approximately two years.

	For the Nine Months Ended September 30,		2015 to 2016
	2016	2015	Changes ($)
Sales and marketing	$250,729	$229,508	$21,221
Product development and content	1,075,803	909,714	166,089
General and administrative	1,228,310	870,520	357,790
Total stock-based compensation expense	$2,554,842	$2,009,742	$545,100

Depreciation and amortization expense

Depreciation and amortization expense was $2.3 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$16,320,303	$1,925,415
Net cash used in investing activities	(635,605)	(1,042,237)
Net cash provided by (used in) financing activities	10,955,086	(2,251,742)
	$26,639,784	$(1,368,564)

Net cash provided by operations was approximately $16.3 million for the nine months ended September 30, 2016 compared to net cash provided by operations of approximately $1.9 million for the same period in 2015.

For the nine months ended September 30, 2016, net cash provided by operations consisted primarily of net income of approximately $36.4 million adjusted for certain non-cash expenses of approximately $2.3 million of depreciation and amortization expense, $2.6 million related to stock based compensation for the vesting of stock options, $27.3 million related to deferred taxes, $33,000 related to gain on cumulative foreign currency translation adjustment, $57,000 for bad debt expense and $865,000 for change in warrant liability. Changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $2.9 million resulting from collections, $216,000 in prepaid expenses, and other current assets and other assets, accounts payable and accrued liabilities of $1.6 million.

Net cash used in investing activities in the nine months ended September 30, 2016 of approximately $636,000 was primarily due to capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the nine months ended September 30, 2016 of approximately $11.0 million was due to approximately $8.8 million of proceeds from exercise of stock options and $4.5 million of proceeds from the exercise of warrants, partially offset by $2.0 million of treasury stock repurchases and $297,000 of capital lease payments.

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$45,971,169	$19,298,038
Total assets	$160,604,013	$111,490,673
Percentage of total assets	29%	17%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion.  The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2016, the Company had positive working capital of approximately $54.5 million.

On April 29, 2013, the Company (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of the Company’s common stock to the lenders under the Loan Agreement.  The Loan Agreement had an aggregate commitment of $8.0 million.  The Company borrowed $5.0 million under the Loan Agreement on April 29, 2013.  Had it achieved certain financial goals, the Company could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million.  All loans under the Loan Agreement had a term of 36 months and may not be re-borrowed after repayment. The purchase price for the shares of common stock issuable upon exercise of the Warrants is equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of the Company’s stock, subject to certain restrictions set forth in the Warrants. The Warrants may have been exercised prior to February 28, 2024. As of September 30, 2016 and November 4, 2016, the Company did not have any outstanding indebtedness under the Loan Agreement. The remaining warrants were exercised in 2016.

During the nine months ended September 30, 2016 the Company did not enter into any additional capital leases.

On October 3, 2016, in connection with acquisition of Skout, the Company disbursed approximately $32.9 million of cash, as merger consideration and as non-compete payments associated with the acquisition. As of November 7, 2016, the Company had approximately $15 million of cash and cash equivalents. The Company believes that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for at least the next 12 months.

We have budgeted capital expenditures of $1 million for the remainder of 2016, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, income taxes, depreciation and amortization, stock-based compensation, changes in warrant obligations, nonrecurring acquisition, restructuring or other expenses, loss on cumulative foreign currency translation adjustment, gain on sale of asset, bad debt expense outside the normal range, and goodwill impairment charges, if any.  We exclude stock-based compensation because it is non-cash in nature.  Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability.  Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our Net Income (Loss), which is the most comparable financial measure calculated in accordance with GAAP, to our non-GAAP financial measure.   We believe that providing the non-GAAP financial measure, together with the reconciliation from GAAP, helps investors make comparisons between the Company and other companies.  In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Net Income, a GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$4,392,409	$(2,035,621)	$36,365,696	$(103,639)
Interest expense	4,123	93,383	16,228	375,239
Change in warrant liability	318,983	(45,532)	864,596	(6,212)
(Benefit) provision for income taxes	—	(1,849)	(27,125,446)	126,801
Depreciation and amortization	761,460	762,830	2,266,642	2,380,004
Acquisition and restructuring costs	467,777	—	1,628,126	—
Stock-based compensation expense	911,490	661,426	2,554,842	2,009,742
Bad debt expense outside normal range	—	5,735,204	—	5,735,204
Gain (loss) on cumulative effect of foreign currency translation adjustment	1,206	78,987	(33,347)	862,078
Gain on sale of asset	—	—	—	(163,333)
Adjusted EBITDA	$6,857,448	$5,248,828	$16,537,337	$11,215,884

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk during the three months ended September 30, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016 and our Current Report on Form 8-K filed with the SEC on October 4, 2016 include detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Item 8.01. Other Events,” respectively. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Current Report on Form 8-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1, 2016 - July 31, 2016	N/A	N/A	N/A	N/A
August 1, 2016 - August 31, 2016	N/A	N/A	N/A	N/A
September 1, 2016 - September 30, 2016	343,234	$5.93	343,234	$12,966,000

(1) Shares purchased pursuant to the August 29, 2016 publicly announced share repurchase program, authorizing the repurchase of up to $15 million of the Company’s outstanding common stock. See Note 7 of the Notes to the consolidated financial statements for a description of the repurchase program, which is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective June 1, 2016, the Company amended and restated its employment agreements with William Alena, the Company’s Chief Revenue Officer, Frederic Beckley, the Company’s General Counsel and Executive Vice President, Business Affairs, and Jonah Harris, the Company’s Chief Technology Officer (each an “Executive” and collectively, the “Executives”). The form of amended and restated employment agreement between the Executives and the Company (the “Agreement”) is the form of employment agreement currently in effect between the Company and its Chief Financial Officer. The terms of the Agreement include an extended initial term, modifications to the terms providing for termination without cause and termination for cause, modifications to the definitions of cause and good reason, and modification to the terms regarding potential participation in the Company’s severance program. In addition, the initial base salary for each Executive under the Agreement is $329,600 for Mr. Alena, $278,138 for Mr. Beckley and $265,668 for Mr. Harris.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement.

Item 6.  EXHIBITS

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Agreement and Plan of Merger	8-K	6/28/16	2.1
10.2	Form of Amended and Restated Employment Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*  This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEETME, INC.

November 9, 2016	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

November 9, 2016	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)