Form 10-K
period 2016-12-31
MeetMe, Inc.
filed 2017-03-09
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $259,000,000 based upon the last reported sale price of $5.33 per share on June 30, 2016 on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 3, 2017, was 59,620,606.

MEETME, INC.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

MeetMe, Inc. (the “Company,” “MeetMe,” “us” or “we”) is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. Through this strategy of consolidation, we intend to apply a centralized discipline to learnings, best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. On October 3, 2016, the Company completed its acquisition of Skout, Inc. (“Skout”), a leading global mobile network for meeting new people.

MeetMe’s platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active and growing global user base, and sophisticated data science for highly effective hyper-targeting. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, MeetMe is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere--not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met — a sort of digital coffeehouse where everyone belongs. Over the years, MeetMe’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships – even marriages.

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve. As the MeetMe networks grow and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

BUSINESS OVERVIEW

How We Create Value for Users

The Company provides something everyone craves: the magic of human connection. Our innovative apps have advantages the neighborhood pub can’t match. MeetMe is continuously developing new products that improve on serendipity by providing a variety of ways to connect and all are backed by data science that engineers good matches. Our goal is to be the conduit for connecting people to each other for the over 50 million people aged 18-34 in the U.S. and the more than one billion worldwide. We are unashamedly free, monetizing with our industry-leading mobile monetization infrastructure. As a free, ad-supported service, we are fundamentally different from companies with paid memberships like Match Group, Zoosk and Spark Networks.

The difference between a subscription-dating site and the MeetMe applications (“apps” or “applications”), is the difference between a singles bar and the neighborhood bar. People feel comfortable using the MeetMe apps to make friends, socialize and chat. In fact, in our internal survey of users conducted in January 2017, 85% of those responding said they preferred to start relationships as friends. We believe this comfort level drives higher engagement and retention.

We believe a dramatic shift is underway in the multi-billion dollar dating industry, and that the industry is anchoring towards free with lowered pricing and dramatic investments in free services by existing players. We believe the subscription model ignores that only a small minority of meeting app users are willing to pay a fee; our model thrives on that fact. We believe the subscription-dating model is ultimately compromised because it leads to significant churn by its nature. We believe churn ultimately reduces daily active users and restricts user density. We believe the density of users within a geographic area is critical to developing a strong meet-new-people service. Ultimately, the network effect in a meet-new-people service comes down to having nearby, highly relevant users to recommend. With no paywalls as a barrier to entry, we believe there are virtually no limits to how many new people we sign up. Every new user provides MeetMe with additional opportunity to engineer great matches — and more engagements to monetize.

The Company has a singular focus on attracting and monetizing the vast majority of its users through superior products. We are not burdened by legacy subscription products, and we believe we are as well positioned as any company to build the global brand for meeting new people. We believe our success will depend in large part, as it does every year, on our ability to continue to execute against an aggressive product pipeline.

More than two million people use our apps, on average, every day to meet new people in their local communities and throughout the world. These daily active users are increasingly choosing to access our apps on their mobile devices, in many cases logging in multiple times per day in order to interact with people they have met on our apps. They are meeting friends, significant others, and potential spouses every day.

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

Social Networking Products

Our traditional social networking products support our social discovery mission by enabling users to learn about, communicate with, and organize the people they meet on MeetMe and Skout.

●

Chat:  Chat is the most important action happening across our applications. MeetMe and Skout provide a robust chat product for private one-on-one communication between users. MeetMe and Skout users, combined, sent more than 1.5 billion chats per month in the fourth quarter of 2016. Not only is chat the chief thing that our users want to do, it is also by far the most powerful push notification for bringing users back into the apps. As a result, we build the rest of the app around chat.

●

Profile:  A user’s profile represents his or her identity within MeetMe or Skout. Basic demographic information is highlighted, along with a user-generated “About Me” blurb, while activities within social discovery applications, such as Discuss and Buzz, are also featured prominently. Profiles are one of the most popular areas for members to interact with one another.

●

Friends:  Within the Friends section of MeetMe, members interact with the friends they have made on the platform, accept incoming friend requests and browse suggested friends. Skout offers a similar feature called “Favorites.”

Social Discovery Products

Our social discovery products facilitate interactions among members. They are the key vehicles through which we make it fun and easy to meet new people.

●

Meet:  Meet, backed by a data team to try to show users more likely to result in lengthy chat, showcases nearby, relevant members that a member may want to chat with. Meet is the easiest place to go within the apps for MeetMe and Skout members to discover people nearby.

●

Discuss and Buzz:  Discuss and Buzz are location-based stream communication features on MeetMe and Skout, respectively. Unlike the Facebook News Feed, which surfaces content from users’ existing social graphs, Discuss and Buzz surface content from people nearby, thus creating a broader conversation to help users discover new people to meet. Additionally, the Discuss feature on MeetMe offers dozens of topics that users can use to find people who share their interests and make it as easy as possible to start talking with them.

●

Interested: A Skout-exclusive feature, Interested gives our members a way to meet new people in a Tinder-style queue interface. Users can quickly view potential new friends and matches, choosing on each whether to “favorite” or “skip”. When two users “favorite” one another in Interested, a match is made and the two users can progress to chat.

In-App Products Available For Purchase

Both MeetMe and Skout feature in-app products called Credits and Points, respectively, which users can buy directly or earn by completing third-party offers, along with several virtual products or “powerups” that users must spend Credits or Points to access or use.  Additionally, each app offers a subscription product, MeetMe+ or Skout Premium, that includes an ad-free experience and other benefits.

●

Boost and Feature Me:  Like Google’s AdSense, but for people, MeetMe’s Boost and Skout’s Feature Me enable users to purchase placement in some of the most highly trafficked areas of the app, to garner more attention from the community and increase the ability to meet more people faster.

●

Discuss Spotlight:  Discuss Spotlight enables MeetMe users to spend Credits in order to “pin” their post to the top of Discuss for a limited period of time in order to drive more views, likes, and comments for their content. Spotlighted posts are targeted to a given geographic region and age group.

●

Who Favorited Me: Skout users can spend their Points to unlock the Who Favorited Me? feature. This reveals which other Skout users have favorited them, either in Interested or on their profile, without the typical requirement of a two-sided match — thus allowing paying users to use the product more efficiently to meet new people faster.

●	Travel: Skout users can spend their Points to virtually travel to other cities and meet new people there, rather than in their current locations. Each city can be unlocked for 24 hours at a time.

●

MeetMe+:  MeetMe+ is a subscription product, available only on our mobile apps, that gives members extra privileges on MeetMe, including additional filtering in Meet, allowances and bonuses of Credits, the ability to see who is viewing your photos, and the ability to suppress mobile advertisements.

●

Skout Premium: Skout Premium is a subscription product that gives members extra privileges on Skout, including higher priority in the Meet feature, unlimited access to the Travel and Who Favorited Me? features, and the ability to suppress advertisements.

How We Create Value for Marketers

We believe our large and hyper-engaged youthful audience means significant scale for advertisers and makes MeetMe an attractive publisher for marketers of all sizes. We focus on providing a wide variety of advertising products that drive our users to engage with brands. We offer some of the most cutting-edge, data-driven ad targeting capabilities in mobile, pinpointing hard-to-reach users based on location and demographics. During the fourth quarter of 2016, we served over eight billion ad impressions each month across our web and mobile applications. Our brand and agency advertising business, also known as direct-sold advertising, is generally powered by companies looking for high-impact ad units and brand engagement from our younger demographic. The majority of our advertising inventory is sold through programmatic media buying.

Social Theater

Our Social Theater product enables publishers to offer a value exchange where users can engage with advertisers in exchange for the hosting platform’s virtual currency or products behind a paywall. Social Theater advertising runs not only on MeetMe, where our users can watch videos and otherwise engage with brands in exchange for Credits, but also on social games and applications across other social networks, including Facebook. Social Theater can also be used by marketers to drive video views, application installs, and “likes” and “shares” on Facebook, Twitter, and other social platforms. When a Social Theater campaign is distributed outside of MeetMe on a different platform we consider it “Cross-Platform Revenues.”

Our Strategy

We believe we are well positioned to pioneer the next category of social networking: social discovery. We are just getting started on our vision of satisfying the universal need for human connection among all people, everywhere. Our strategy for 2017 and beyond is aimed at consolidating the fragmented mobile meeting category, continued growth and engagement of our active user base, and improving the rate at which we monetize our active users, especially on mobile. As we drive toward becoming the dominant global mobile meeting brand, we will seek to strategically acquire synergistic apps that accelerate our scale and density, and immediately contribute to EBITDA.

Key elements of our strategy include:

●

Build Great Products to Acquire, Engage, and Thrill Users:  Our core focus is to create innovative social experiences using sophisticated data science that help our users meet new people in their local communities or throughout the world. We plan on continuing to invest in improving our core platform as technology advances and in devising new ways of engineering serendipity as activity increasingly moves online.

●

Acquire: We think the time is ripe for consolidation in this space and we think we are the ones to do it. The Company is seeking acquisitions that contribute immediately to EBITDA. We operate industry leading margins, and we intend to bring the same superior execution and disciplined focus on results to our target companies. As our portfolio grows, we will realize more economies of scale and cross-promotional opportunities.

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

●

Expand Our Reach Internationally:  There are over one billion people aged 18-34 worldwide, of which approximately 50 million reside in the U.S., where our traffic has historically been centered. In 2013, we internationalized MeetMe and launched in twelve languages other than English, laying the foundation for significant future growth in other geographies. In 2015, some of our fastest growing audiences were international, including in countries such as Turkey, Italy, and India.

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended December 31, 2016, 2015 and 2014, the total Company MAUs were 9.03 million, 4.97 million and 4.98 million, respectively, and total Company DAUs were 2.08 million, 1.19 million and 1.09 million, respectively.

	Monthly Average for the Quarters Ended December 31,
	2016	2015	2014
MAU-MeetMe	5,675,029	4,971,638	4,983,122
MAU-Skout	3,350,274	—	—
MAU-Total	9,025,303	4,971,638	4,983,122

	For the Quarters ended December 31,

	2016	2015	2014
DAU-MeetMe	1,282,916	1,189,290	1,088,999
DAU-Skout	802,071	—	—
DAU-Total	2,084,987	1,189,290	1,088,999

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on MeetMe’s properties in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). We define ARPU as the quarterly average revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by a one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement.

In the quarter ended December 31, 2016, MeetMe averaged 5.02 million mobile MAUs and 5.68 million total MAUs on average, as compared to 4.06 million mobile MAUs and 4.97 million total MAUs on average in the quarter ended December 31, 2015, a net increase of 0.96 million or 23.6% for mobile MAUs, and a net increase of 0.71 million or 14.3% for total MeetMe MAUs. In addition, Skout averaged 3.24 million mobile MAUs and 3.35 million total MAUs for the quarter ended December 31, 2016. MeetMe mobile DAUs were 1.25 million in the quarter ended December 31, 2016, a 13.6% increase, from 1.10 million in the quarter ended December 31, 2015. Skout mobile DAUs were 0.78 million in the quarter ended December 31, 2016. For the quarter ended December 31, 2016, MeetMe averaged 1.28 million total DAUs, as compared to 1.19 million total DAUs on average for the quarter ended December 31, 2015, a net increase of approximately 0.09 million total DAUs, or 7.6%. For the quarter ended December 31, 2016, Skout averaged 0.80 million total DAUs.

For the quarter ended December 31, 2016 MeetMe mobile revenue increased by 20% and MeetMe mobile ARPDAU increased by 6% to $20.6 million and $0.180, respectively, for the quarter ended December 31, 2016 from $17.2 million and $0.169, respectively, for the quarter ended December 31, 2015. Our mobile revenue increased by 126% and our mobile ARPDAU by 89% to $17.2 million and $0.169, respectively, for the quarter ended December 31, 2015 from $7.60 million and $0.089, respectively, for the quarter ended December 31, 2014. For the quarter ended December 31, 2016, Skout mobile revenue was $7.2 million, and Skout mobile ARPDAU was $0.102.

In the quarter ended December 31, 2016, MeetMe earned an average of $0.25 ARPU on the web and $4.11 in ARPU in our mobile applications, as compared to $0.87 in web ARPU and $4.22 in mobile ARPU for the quarter ended December 31, 2015. In the quarter ended December 31, 2016, MeetMe earned an average of $0.039 in web ARPDAU and $0.180 in mobile ARPDAU, as compared to $0.106 in web ARPDAU and $0.169 in mobile ARPDAU for the quarter ended December 31, 2015. Skout mobile ARPU was $2.21 and mobile ARPDAU was $0.102 for the quarter ended December 31, 2016.

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

Our technology team of 73 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators. These teams are responsible for feature enhancements and general maintenance across all of our platforms. Our technology team is headquartered in New Hope, Pennsylvania with an additional office in San Francisco, California.

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

Our paid customer acquisition strategy continues to focus on both acquiring users in new geographies where the active user base on the Company’s mobile apps had previously been small in comparison to our user base in the U.S. and Canada. We spent $12.1 million, $3.3 million and $2.0 million on paid direct user acquisition in 2016, 2015 and 2014, or 15.9%, 5.9% and 4.5% of our total revenue, respectively. Of the $12.1 million spent in 2016, $10.2 million was spent on user acquisition for MeetMe and $1.9 million was spent on user acquisition for Skout. As mobile ARPU has increased over the last few years, we believe it has made sense to increase our marketing spend. We plan to increase the overall Company spend rate in 2017 to approximately 20% of revenue.

SALES AND OPERATIONS

Our advertising sales and operations team is comprised of 11 full-time employees in the U.S. and covers major brand agencies, direct response and cost-per-action engagement advertisers, advertising networks, and mobile agencies. Our advertising operations are headquartered in New Hope, Pennsylvania, with additional offices in New York, New York, Los Angeles, California and San Francisco, California.

Our operations and member services team consists of 22 full-time employees, 6 part-time employees, and 52 contractors split between Delhi and Bangalore, India and Cavite, Philippines. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, products, and services, copyrights in software and creative content, trade secrets, domain names, and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property through copyright, trade secret, trademark and other laws of the U.S. and other countries, and through contractual provisions.

We consider the MeetMe, Skout and Social Theater trademarks and our related trademarks to be valuable to the Company, and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

COMPETITION

We believe we are challenging the dominant player in the dating space, Match Group, but we are not limited to dating. We operate at the forefront of a nascent segment (social discovery) of a broader sector that is still being defined (social networking). As such, we face significant competition in every aspect of our business, both from established companies whose products help users meet new people, or are evolving to do so, and from smaller but well-funded startups that can quickly gain attention and compete with us for users. Examples of services that compete with us for users and advertiser interest include, but are not limited to:

●	Mobile applications and websites whose primary focus is to help users meet new people in their geographical area, including Badoo, Twoo, and Meetup.

●

Social networking mobile applications and websites with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match, Happn, PlentyOfFish, OkCupid, and Tinder.

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

As we introduce new products, and as other companies introduce new products and services, we expect to become subject to additional competition. Additional information regarding certain risks related to our competition is included in Part I, Item 1A—Risk Factors of this report.

In addition to other online dating and social networking brands, we compete indirectly with offline dating services, such as matchmakers.

EMPLOYEES

As of December 31, 2016, we employed 124 full-time and 7 part-time employees in the U.S. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A—Risk Factors of this report and is incorporated herein by reference.

GOVERNMENT REGULATION

In the U.S., advertising and promotional information presented to visitors on our mobile applications and website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the Telephone Consumer Protection Act of 1991, or the TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2001, or the CAN-SPAM Act. We may also be subject to laws in the various other countries in which we operate. The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We may unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity, and negatively affect our businesses. Additional information regarding certain risks related to government regulations is included in Part I, Item 1A—Risk Factors of this report.

CORPORATE HISTORY

MeetMe was incorporated in Nevada in June 1997, and merged with Insider Guides, Inc., doing business as myYearbook.com, on November 10, 2011. On December 6, 2011, the Company changed its legal domicile to Delaware. Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. and completed the transition of its website to meetme.com in the fourth quarter of 2012. On October 3, 2016, MeetMe acquired 100% of the issued and outstanding shares of common stock of Skout. The Company owns and operates the MeetMe and Skout mobile applications, and meetme.com and skout.com.

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

Risks Related to Our Business

If we cannot increase our daily and monthly active users and increase their engagement on MeetMe and Skout, our future operating results may decline.

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

The majority of our users do not visit MeetMe and Skout frequently and spend a limited amount of time when they do visit. The majority of our page views are generated by a minority of our users. If we are unable to encourage our users to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users and our financial results may suffer. In addition, part of our success depends on our users interacting with our products and contributing to our viral advertising platform (Social Theater). If our Social Theater platform is unsuccessful and our users do not participate in Social Theater campaigns, our operating results could suffer.

We generate the majority of our revenue from advertising, and in particular, digital advertising. If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline, resulting in significant operating losses and negatively impacting our cash flows.

We generate most of our revenue from parties advertising on our platform, and, in particular, those advertisers in the digital advertising market. The digital advertising market, while growing, is still relatively new and remains somewhat unproven. Factors such as the lack of standard metrics in the digital advertising market may lead to varying and inconsistent ad rates and potentially demands for rebates.

As is common in the industry, our advertisers typically do not have long-term advertising commitments with us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver advertising and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Our advertising revenue could be adversely affected by a number of other factors, including:

●	decreases in user engagement, including time spent on MeetMe;

●	product changes or inventory management decisions we may make that reduce the size, frequency, or relative prominence of advertising and other commercial content that we display;

●	our inability to increase the rate at which our users “click through” on the ads we display;

●	our inability to improve our analytics and measurement solutions that demonstrate the value of our advertising and other commercial content;

●	loss of advertising market share to our competitors;

●	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

●	adverse media reports or other negative publicity involving us or other companies in our industry;

●	objections to the content of our apps and websites;

●	changes in the way online advertising is priced;

●	changes in the digital advertising market, including the introduction of standard metrics;

●	the impact of new technologies that could block or obscure the display of our advertising and other commercial content; and

●	the impact of macroeconomic conditions and conditions in the advertising industry, and, in particular, the digital advertising industry, in general.

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

We have terminated agreements with our former advertising partner and may not be able to collect amounts due.

On June 2, 2015, we terminated two agreements with Beanstock relating to our advertising inventory on web and mobile: the Web Agreement and the Mobile Agreement. We terminated both agreements for non-payment, and in the third quarter of 2015, we wrote-off the accounts receivable balance under the agreements of $5.7 million as uncollectible. We have filed suit against Beanstock and its guarantor, Adaptive Medias, Inc., and we intend to pursue all available remedies to collect amounts due to us, including liquidated damages under the Mobile Agreement. We cannot guarantee if, when or how much outstanding will be paid to us. We also do not know the amount of time and effort that will be required from management to collect these amounts. On January 20, 2016, the Company received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015. Both of the state court actions have been stayed by the courts as a result of the bankruptcy filing against Beanstock. For a description of the litigation, see Part I, Item 3—Legal Proceedings.

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

The shift of our audience from web to mobile may be disruptive to our business and operating results. As our users shift from web to mobile access, web page views have decreased. Decreasing web traffic contributes to declining web revenue. Our business faces the challenge of ramping up mobile monetization to offset declining web revenues as users continue to increase their mobile access. The transition in our user access could impact revenue in the short-term and medium-term as mobile monetization continues to mature slowly. Accordingly, as users increasingly access our mobile products as a substitute for using personal computers, if personal computer usage continues to be phased out by the popularity of smart phones and tablets, and if we are unable to successfully implement monetization strategies for our mobile users, our revenue and financial results could be negatively affected.

Because we face significant competition from other social networks and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online. Our competitors are other companies providing portal and online community services, such as Facebook, Google, Badoo, PlentyOfFish, and OkCupid. Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories, and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies. Some of our competitors may enjoy better competitive positions in certain geographical regions or within certain user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities. In addition, within the industry generally, costs for users to switch between products are low, and users have a propensity to try new approaches to connecting with people. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means.

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

The number of people who access the Internet through devices other than personal computers, including smart phones, cell phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase. We have launched a mobile application for Android smart phones, iPhones and iPads. We are dependent on interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our platform’s functionality or give preferential treatment to competitive services could adversely affect our mobile application usage. Each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and our applications may not work well or be viewable on these devices as a result.

We rely on the Apple App Store and the Google Play Store to distribute our mobile applications. Our business will suffer if we are unable to maintain a good relationship with Apple and Google, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions, or if either of these platforms are unavailable for a prolonged period of time.

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

We conduct our business in countries outside of the U.S. and depend on payment gateways that are not as well developed as those in the U.S., where most people have credit cards or bank debit cards to use in paying for virtual goods, products, and services. Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the U.S. If we are unable to implement payment gateways that provide our members with the ability to pay for goods, products and services easily, our future results could be adversely affected. Additionally, our inability to collect and receive payments from these other sources could have an adverse effect on our business and results of operations.

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

Because our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters, we could be subject to claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise sustain harm to our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, intellectual property, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. U.S. federal, state and foreign laws and regulations are constantly evolving and can be subject to significant change. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. In addition, federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying state to state or international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the U.S., and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on which companies could rely for the transfer of data from the European Union to the U.S.

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation that is pending final approval by the European legislature that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business.

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

Email communications may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or personal information or interruptions or delays in email service. For example, in the U.S., the CAN-SPAM Act establishes certain requirements for the distribution of “commercial” email messages and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content. In addition, some countries and states have passed laws regulating commercial email practices that are, in some cases, significantly more punitive and difficult to comply with than the CAN-SPAM Act.

Push notifications and text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991, or the TCPA, restricts telemarketing and the use of automatic SMS text messages without proper consent. The Federal Trade Commission, or the FTC, has guidelines that impose responsibilities on companies with respect to communications with consumers, such as text messages, and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Furthermore, a number of states and countries have enacted statutes that address telemarketing through SMS text messages. Restrictions on marketing through text messages are enforced in the U.S. by the FTC, the Federal Communications Commission, state agencies and through the availability of statutory damages and class action lawsuits for violations of the TCPA or similar laws. The scope and interpretation of the laws that are or may be applicable to our use of push notifications and text messages are continuously evolving and developing. If we do not comply with these laws or regulations, are named in a lawsuit involving these laws or regulations, or if we become liable under these laws or regulations, we could be harmed, and we could be forced to implement new marketing methods, which could be costly or ineffective.

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

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our ability to attract, retain and serve our users and conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. The incidence of malicious technology-related events, such as cyber-attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities (or any combination of these events) are on the rise worldwide and constantly evolving. From time to time, we may become the victim of these types of attacks. Our technologies, systems, networks and our users’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Company, our employees or sensitive information provided by our users, or otherwise disrupt our or our users’ or other third parties’ business operations.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyber-attacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to the Company’s operations and business, misappropriation of the Company’s confidential information and/or that of its users, or damage to the Company’s computers or systems and/or those of its users and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, and additional compliance costs. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations). While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations).

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

As a provider of social networking products with a membership-based element, we are also subject to laws and regulations in certain U.S. states and other countries that apply to our automatically-renewing membership payment models. Certain U.S. states and certain countries in Asia also have laws that specifically govern dating services.

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

The nature of online services that connect new people is such that we cannot control the actions of our users in their communication or physical actions. There is a possibility that one or more of our users could be physically or emotionally harmed following interaction with another one of our users. Given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users arranged following contact initiated with our website or app. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our website or app or on the platform of one of our competitors, any resulting negative publicity could materially and adversely affect us or our industry in general. Any such incident involving our website or app could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected users could initiate legal action against us, which could cause us to incur significant expense, whether we were successful or not, and damage our reputation. Concerns for such harms and the use of dating products and social networking platforms for illegal conduct could produce future legislation or other governmental action that could require changes to our products, restrict or impose additional costs upon the conduct of our business or cause users to abandon our products.

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

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers and other employees. Such employees, particularly product managers and engineers for both web and mobile applications, quality assurance personnel, graphic designers and salespeople, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We require certain key employees to enter into employment agreements, but in the U.S. employees are free to leave an employer at any time without penalties. The loss of key employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time-consuming and expensive and cause us additional disruptions.

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

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights, and other intellectual property rights as critical to our success. We strive to protect our intellectual property by relying on federal, state, and common law rights, as well as foreign rights and contractual restrictions. We pursue the registration of domain names and trademarks in the U.S. and a number of foreign jurisdictions, a process that is expensive and time-consuming and may not be successful or inclusive enough. Our efforts may not prevent misappropriation of our intellectual property or deter the independent development of similar products by others. Failure to protect our intellectual property rights could harm our business and operating results and circumstances beyond our control could threaten our intellectual property rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. We regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that could turn out to be material to our business and we could also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets could be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

Risks Related to our Stock

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

As of March 3, 2017, we had 59,620,606 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 5.3% which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options, are and will be freely tradable. Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new applications or enhance our existing applications, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our ability to raise additional funds may be directly related to the strength of the capital and financial markets and the economy both in the U.S. and internationally. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business could be harmed.

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

As of December 31, 2016, we had federal and state net operating loss carry forwards, or NOLSs, of $73 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code. Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code. An ownership change could be triggered by substantial changes in the ownership of our outstanding stock. For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods. The NOLs may expire before we can generate sufficient taxable income to use them. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating losses, because evidence does not indicate that the deferred tax assets will more likely than not be realized. The NOLs, if not offset against future income, will begin to expire at various dates through 2035.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers, like us, whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of such commentary has, and may in the future, cause a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

Risks Related to Skout Acquisition

We face additional risks as a result of our acquisition of Skout and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the acquisition or do so within the anticipated timeframe.

On October 3, 2016, we completed our acquisition of Skout (the “Skout Acquisition”). The Skout Acquisition involved a combination of two companies that previously operated as independent companies, and, as a result of the Skout Acquisition, the combined company faces various additional risks, including, among others, the following:

●	our inability to successfully evaluate and utilize Skout’s products, technology or personnel;

●	disruption to Skout’s business and operations and relationships with service providers, advertisers, employees and other partners;

●	negative effects on our products and product pipeline from the changes and potential disruption that may follow the acquisition;

●	diversion of our management’s attention from other strategic activities;

●	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Skout Acquisition;

●	diversion of significant resources from the ongoing development of our existing operations; and

●	greater than anticipated costs related to the integration of Skout’s business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating Skout’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

●

if we are unable to successfully integrate the benefit plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

●	if we are unable to implement and retain uniform standards, controls, policies, procedures and information system; and

●

if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose users and ultimately advertisers, which would reduce our revenues and earnings.

The process of integrating Skout and its associated technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

●	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;

●	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

●	stock volatility due to investors' uncertainty regarding the value of Skout;

●	diversion of capital from other uses;

●	failure to achieve the anticipated benefits of the acquisition in a timely manner, or at all; and

●	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisition.

Notwithstanding the due diligence investigation we performed in connection with the Skout Acquisition, Skout may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on Skout prior to the Skout Acquisition, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Skout and its representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of Skout before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse from Skout is limited under the Merger Agreement.

Skout’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the merger agreement for the Skout Acquisition (the “Merger Agreement”) and other specific indemnities as set forth in the Merger Agreement. Except in the event Skout breaches a Fundamental Representation (as defined in the Merger Agreement), we cannot make a claim for indemnification pursuant to the Merger Agreement unless and until the indemnifiable losses exceed $250,000 and we cannot make a claim for a breach of a non-Fundamental Representation after the date that is 18 months after the date of closing of the Skout Acquisition. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the Skout, which could have a material adverse impact on our business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters and technical operations are located in New Hope, Pennsylvania and consist of approximately 17,000 square feet of office space. The lease expires in March 2022. We also lease office space in Philadelphia, PA, New York, New York, Los Angeles, California and San Francisco, California. Our data centers are leased and operated in Secaucus, New Jersey and Santa Clara, California.

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

On September 29, 2015, we filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock and Adaptive for collection of approximately $10 million, in the aggregate, due under the Web Agreement and the Mobile Agreement. On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against us, Beanstock, et al., alleging, in pertinent part, that we “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive’s joining the Mobile Agreement. Adaptive’s complaint seeks from us $600,000 plus unspecified punitive damages. We believe Adaptive’s allegations against us are without merit, and intend to defend against them and to pursue our collection action against Beanstock and Adaptive vigorously. On January 20, 2016, we received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015. Both of the state court actions have been stayed by the courts as a result of the bankruptcy filing against Beanstock.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEET”. The last reported sales price of our common stock as reported by the NASDAQ Capital Market on March 3, 2017 was $4.81 per share.

The following table sets forth the quarterly high and low sales price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

For the Year Ended December 31, 2016	High	Low
First quarter	$4.54	$2.57
Second quarter	$5.57	$2.71
Third quarter	$8.11	$4.68
Fourth quarter	$6.19	$4.51
For the Year Ended December 31, 2015
First quarter	$2.22	$1.39
Second quarter	$2.00	$1.32
Third quarter	$2.17	$1.47
Fourth quarter	$3.72	$1.52

Shareholders

According to the records of our transfer agent, there were 633 holders of record of our common stock as of March 3, 2017. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

In September 2015, the Board of Directors authorized a $1 million share repurchase program (the “2015 Repurchase Program”) relating to our common stock. In October 2015, the Board of Directors increased the authorized amount to $3 million. The 2015 Repurchase Program expired on April 30, 2016. We did not repurchase any of our common stock under the 2015 Repurchase Program.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The 2016 Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. The following table provides a summary of information about the shares of common stock we purchased during the quarter ended December 31, 2016:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2016 - October 31, 2016	504,911	$5.88	504,911	9,989,000
November 1, 2016 - November 30, 2016	N/A	N/A	N/A	N/A
December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A

Stock Performance Graph

The graph below matches MeetMe’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

For information on securities authorized for issuance under our equity compensation see Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this report.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues	$76,124,109	$56,903,773	$44,817,436	$40,378,007	$46,657,959
Operating costs and expenses	56,901,470	48,909,207	47,963,841	50,437,810	52,026,176
Income (loss) from continuing operations	19,222,639	7,994,566	(3,146,405)	(10,059,803)	(5,368,217)
Net income (loss) from continuing operations	46,268,618	5,969,628	(3,962,165)	(10,898,325)	(6,627,711)
Net loss from discontinued operations (1)	—	—	—	—	(3,680,627)
Net income (loss)	46,268,618	5,969,628	(3,962,165)	(10,898,325)	(10,308,338)
Basic and diluted net income (loss) per common share:
Continuing operations	$0.89	$0.13	$(0.10)	(0.29)	$(0.18)
Discontinued operations	—	—	—	—	(0.10)
Basic net income (loss) per common share	$0.89	$0.13	$(0.10)	(0.29)	$(0.28)
Diluted net income (loss) per common share	$0.80	$0.12	$(0.10)	(0.29)	$(0.28)

Balance Sheet Data:
Working capital	$32,678,157	$29,213,696	$17,482,116	$6,932,875	$11,993,518
Total assets	209,489,484	111,490,673	103,213,759	95,576,240	104,434,667
Current portion of capital lease obligations	221,302	366,114	872,761	928,181	648,573
Current portion of long-term debt	—	—	2,068,326	2,333,966	1,903,368
Long-term capital lease obligations, less current portion, net	—	221,302	587,416	713,699	1,058,230
Long term debt, less current portion, net	—	—	556,612	2,102,842	8,098,558
Total stockholders' equity	195,088,589	102,670,362	92,256,967	81,808,050	85,522,149

(1) The Company discontinued operations of Quepasa Games in 2012.

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in this report, particularly in Part I, Item 1A—Risk Factors of this report.

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

Company Overview

MeetMe is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitates interactions among users and encourages users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. Through this strategy of consolidation, we intend to apply a centralized discipline to learnings, best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. On October 3, 2016, the Company completed its acquisition of Skout, a leading global mobile network for meeting new people.

MeetMe’s platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active and growing global user base, and sophisticated data science for highly effective hyper-targeting. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

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

2016 Highlights

●	Mobile revenue was a record $70.6 million for the fiscal year ended December 31, 2016, up 55.8% from $45.3 million in the corresponding period in 2015.

●

Net income for 2016 was $46.3 million. Adjusted EBITDA was $29.3 million for the year ended December 31, 2016. For definition of Adjusted EBITDA, please refer to the Non-GAAP – Financial Measures included below in this filing.

●	Cash and Cash Equivalents totaled $21.9 million at December 31, 2016, an increase of $2.6 million from $19.3 million at December 31, 2015.

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

●

User Geography:  The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates. For example, ARPU in the U.S. and Canada is significantly higher than in Latin America. We laid the foundation for future international growth by localizing the core MeetMe service into twelve languages in addition to English. We plan to continue to invest in user growth across the world, including in geographies where current per user monetization rates are relatively lower than in the U.S. and Canada.

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

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 that is used in the following discussions of our results of operations:

	2016	2015	2014	2015 to 2016 Change ($)	2015 to 2016 Change (%)	2014 to 2015 Change ($)	2014 to 2015 Change (%)
Revenues	$76,124,109	$56,903,773	$44,817,436	$19,220,336	33.8%	$12,086,337	27.0%
Operating Costs and Expenses:
Sales and marketing	15,089,987	6,618,837	7,277,719	8,471,150	128.0%	(658,882)	-9.1%
Product development and content	25,790,173	24,615,304	28,324,443	1,174,869	4.8%	(3,709,139)	-13.1%
General and administrative	9,494,804	14,534,861	8,017,970	(5,040,057)	-34.7%	6,516,891	81.3%
Depreciation and amortization	4,069,211	3,140,205	4,223,507	929,006	29.6%	(1,083,302)	-25.6%
Acquisition and restructuring costs	2,457,295	—	120,202	2,457,295	100.0%	(120,202)	-100.0%
Total Operating Costs and Expenses	56,901,470	48,909,207	47,963,841	7,992,263	16.3%	945,366	2.0%
Income (Loss) from Operations	19,222,639	7,994,566	(3,146,405)	11,228,073	140.4%	11,140,971	354.1%
Other Income (Expense):
Interest income	21,185	21,037	10,352	148	0.7%	10,685	103.2%
Interest expense	(19,388)	(459,962)	(1,052,620)	440,574	-95.8%	592,658	-56.3%
Change in warrant liability	(864,596)	(616,607)	226,508	(247,989)	40.2%	(843,115)	-372.2%
Loss on cumulative foreign currency translation adjustment	—	(856,438)	—	856,438	100.0%	(856,438)	-100.0%
Gain on foreign currency adjustment	33,416	—	—	33,416	100.0%	—	—%
Gain on sale of asset	—	163,333	—	(163,333)	-100.0%	163,333	100.0%
Total Other Expense	(829,383)	(1,748,637)	(815,760)	919,254	-52.6%	(932,877)	114.4%
Income (Loss) before Benefit (Provision) for Income Taxes	18,393,256	6,245,929	(3,962,165)	12,147,327	194.5%	10,208,094	257.6%
Benefit (provision) for income taxes	27,875,362	(276,301)	—	28,151,663	10188.8%	(276,301)	-100.0%
Net Income (Loss)	$46,268,618	$5,969,628	$(3,962,165)	$40,298,990	675.1%	$9,931,793	250.7%

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Revenues

Our revenues were $76.1 million for the year ended December 31, 2016, an increase of $19.2 million or 33.8% compared to $56.9 million for the same period in 2015. The increase is attributable to an $18.2 million increase in mobile revenue and $7.2 million of revenue from Skout, which was acquired by merger on October 3, 2016. Offsetting these revenues was a $6.2 million decrease in web advertising and cross platform revenue. The increase in mobile advertising revenue is due to growth with our mobile traffic metrics, specifically DAUs on mobile devices, and increased advertising rates on mobile devices. The decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased $8.5 million, or 128.0%, to $15.1 million for the year ended December 31, 2016 from $6.6 million in 2015. The net increase in sales and marketing expenses, including the Skout sales and marketing related expense from the date of the acquisition, is attributable to an increase in advertising spend of $8.8 million. The acquisition of Skout brought on five full-time sales and marketing staff located in the San Francisco office.

Product Development and Content: Product development and content expenses increased $1.2 million, or 4.8%, to $25.8 million for the year ended December 31, 2016 from $24.6 million in 2015. The net increase in product development and content expense, including the Skout product development related expense from the date of the acquisition, is attributable to an increase in employee expenses of $1.9 million, an increase in mobile content costs of $412,000, and a net decrease of $1.5 million of third party content costs for cross platform Social Theater affiliate campaigns. The acquisition of Skout brought on 19 full-time product development staff located in the San Francisco office and accounted for $879,000 of increased employee expenses and $193,000 of the increased mobile content costs. The additional increase in employee expense was attributable to annual salary increases and increased benefit costs. The decrease in third party content costs for cross platform Social Theater campaigns was due to lower cross platform revenue and an improvement on cost structures for those cross platform revenue products.

General and Administrative: General and administrative expenses decreased $5.0 million or 34.7%, to $9.5 million for the year ended December 31, 2016 from $14.5 million for the same period in 2015. The aggregate decrease in general and administrative costs is due to the bad debt write-off of Beanstock’s outstanding receivable balance of $5.7 million in the year ended December 31, 2015, partially offset by the inclusion of Skout general and administrative related expenses of $324,000. The acquisition of Skout brought on two full-time general and administrative staff located in the San Francisco office.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were $2.5 million for the year ended December 31, 2016, due to professional fees and other one-time expenses incurred in connection with the Skout acquisition.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Revenues

Our revenues were $56.9 million for the year ended December 31, 2015, an increase of $12.1 million or 27.0% compared to $44.8 million for the same period in 2014. The increase in revenue is attributable to a $20.6 million increase in mobile revenue, partially offset by an $8.5 million decrease in web advertising and cross platform revenue. We believe the increase in mobile revenue is due to increased advertising rates on mobile devices, growth with our mobile traffic metrics, specifically DAUs on mobile devices and increased advertising impressions. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses decreased approximately $659,000, or 9.1%, to $6.6 million for the year ended December 31, 2015 from $7.3 million in 2014. Decreased sales and marketing expenses are primarily attributable to a decrease of $1.6 million in employee related expenses and a decrease of $221,000 in other expenses associated with the closure of the Brazil office, partially offset by an increase of $1.4 million in advertising and marketing spend.

Product Development and Content: Product development and content expenses decreased $3.7 million, or 13.1%, to $24.6 million for the year ended December 31, 2015 from $28.3 million in 2014. The net decrease in product development and content expense is attributable to a net decrease of $1.7 million in technical operations expenses as a result of the consolidation of servers in our data center, $1.1 million in third party content costs for cross platform Social Theater affiliate campaigns, and a decrease in stock compensation costs of $835,000. The decrease in third party content costs for cross platform Social Theater campaigns was primarily due to lower cross platform revenue.

General and Administrative: General and administrative expenses increased $6.5 million or 81.3%, to $14.5 million for the year ended December 31, 2015 from $8.0 million for the same period in 2014. The aggregate increase in general and administrative costs is attributable to the $5.7 million bad debt write-off of Beanstock’s outstanding receivable, and increased stock compensation expense of $498,000, primarily due to the revaluation of the warrants associated with the F. Stephen Allen settlement.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in operating expense by category, increased approximately $226,000 to $3.6 million for the year ended December 31, 2016 from $3.3 million for the year ended December 31, 2015. Stock-based compensation expense represented 6.3% and 6.8% of operating expenses for the years ended December 31, 2016 and 2015, respectively.

Stock-based compensation expense decreased approximately $468,000 to $3.3 million for the year ended December 31, 2015 from $3.8 million for the year ended December 31, 2014. Stock-based compensation expense represented 6.8% and 7.9% of operating expenses for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2016, there was $3.4 million and $3.0 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two to three years.

	For the Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Changes ($)	Changes ($)
Sales and marketing	$354,088	$309,708	$440,284	$44,380	$(130,576)
Product development and content	1,528,547	1,197,696	2,033,009	330,851	(835,313)
General and administrative	1,685,352	1,409,023	1,336,916	276,329	72,107
Total stock-based compensation for vesting of options and RSA's	3,567,987	2,916,427	3,810,209	651,560	(893,782)
Warrant modification	—	425,538	—	(425,538)	425,538
Total stock-based compensation expense	$3,567,987	$3,341,965	$3,810,209	$226,022	$(468,244)

Stock-based compensation expense is composed of the following:

	For the Years Ended December 31,
	2016	2015	2014
Vesting of stock options	$1,475,106	$1,389,554	$2,663,169
Vesting of restricted stock awards	2,092,881	1,526,873	1,147,040
Warrant modification	—	425,538	—
Total stock-based compensation expense	$3,567,987	$3,341,965	$3,810,209

The amortization of prepaid expenses includes compensation for professional services in which the related stock options vested prior to the performance of services. The amount of compensation is amortized over the lengths of the contracts.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.9 million to $4.1 million for the year ended December 31, 2016 from $3.1 million in the year ended December 31, 2015. The increase in expense is primarily driven by an increase in intangible assets resulting from the Skout acquisition.

Depreciation and amortization expense decreased $1.1 million to $3.1 million for the year ended December 31, 2015 from $4.2 million in the year ended December 31, 2014. The decrease in expense is primarily driven by more assets becoming fully depreciated during the year, partially offset by more equipment purchases in the current year as compared to the prior year.

Acquisition and Restructuring Costs

For the years ended December 31, 2016, 2015 and 2014, acquisition and restructuring costs were approximately $2.5 million, $0 and $120,000, respectively, including the accrual of employee exit and relocation costs, excluding the impact of stock-based compensation expense reversals associated with employee terminations resulting from the restructure.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$25,922,895	$7,209,245	$4,596,237
Net cash used in investing activities	(30,941,011)	(1,514,964)	(1,112,487)
Net cash provided by (used in) financing activities	7,939,271	(3,298,640)	7,296,985
	$2,921,151	$2,395,641	$10,780,735

Net cash provided by operations was $25.9 million, $7.2 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, net cash provided by operations consisted primarily of net income of $46.3 million adjusted for certain non-cash expenses including $28.1 million related to deferred taxes, $4.1 million of depreciation and amortization expense, $3.6 million related to stock based compensation for the vesting of stock options, $150,000 for bad debt expense and approximately $865,000 for change in warrant liability. Changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of $3.2 million resulting from collections, approximately $171,000 in prepaid expenses, and other current assets and other assets, and $2.6 million in accounts payable and accrued liabilities. For the year ended December 31, 2015, net cash provided by operations consisted primarily of net income from operations of $6.0 million adjusted for certain non-cash expenses of $3.1 million of depreciation and amortization expense, $3.3 million related to stock based compensation for the vesting of stock options, approximately $856,000 related to loss on cumulative foreign currency translation adjustment, approximately $163,000 for gain on sale of asset, and approximately $185,000 in amortization of discounts on notes payable and debt issuance costs. Additionally, changes in working capital decreased the net cash provided by operations. These changes included increases in accounts receivable of $7.0 million resulting from increased sales, offset by increases in accounts payable and accrued expenses of approximately $685,000 due to timing of vendor payments. For the year ended December 31, 2014, net cash provided by continuing operations consisted primarily of a net loss from operations of approximately $4.0 million offset by non-cash expenses of approximately $4.2 million from depreciation and amortization expense, $3.8 million related to stock-based compensation, and approximately $522,000 in amortization of discounts on notes payable and debt issuance costs.

Net cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 was $30.9 million, $1.5 million and $1.1 million, respectively. For the year ended December 31, 2016, net cash used in investing activities was primarily due to the Skout acquisition and capital expenditures for computer equipment to increase capacity and improve performance. For the year ended December 31, 2015, net cash used in investing activities was spent on capital expenditures of $1.8 million for computer equipment to increase capacity and improve performance, offset by proceeds of $255,000 from the sale of an asset. During the years ended December 31, 2016 and 2015, we did not enter into any additional capital leases. For the year ended December 31, 2014, net cash used in investing activities consisted primarily of purchases of property and equipment.

Net cash provided by (used in) financing activities in the years ended December 31, 2016, 2015 and 2014 was $7.9 million, $(3.3) million and $7.3 million, respectively. For the year ended December 31, 2016, net cash provided by financing activities of $7.9 million was due to $8.8 million of proceeds from exercise of stock options and $4.5 million of proceeds from the exercise of warrants, partially offset by $5.0 million of stock repurchases and approximately $366,000 of capital lease payments. For the year ended December 31, 2015, net cash used in financing activities of $3.3 million was primarily spent on $2.8 million of debt payments, and approximately $873,000 of capital lease payments, offset by approximately $384,000 of proceeds from the exercise of stock options. For the year ended December 31, 2014, net cash provided by financing activities of $7.3 million was due to common stock offering proceeds of $10.6 million, offset by $2.3 million of debt payments and $1.0 million of capital lease payments.

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$21,852,531	$19,298,038
Total assets	$209,489,484	$111,490,673
Percentage of total assets	10.4%	17.3%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of December 31, 2016 and 2015, we had positive working capital of $32.7 million and $29.2 million, respectively.

We entered into a Media Publisher Agreement with Beanstock Media, Inc. (“Beanstock”) on September 25, 2013 and an Advertising Agreement with Beanstock on December 23, 2014 (together, as amended, the “Beanstock Agreements”). On June 2, 2015 we terminated the Beanstock Agreements as a result of non-payment by Beanstock of amounts owed. In the third quarter of 2015, we wrote-off the accounts receivable balance under the Beanstock Agreements of $5.7 million as the amount was deemed to be uncollectible.

On April 29, 2013, we (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of our common stock to the lenders under the Loan Agreement. The Loan Agreement had an aggregate commitment of $8.0 million. We borrowed $5.0 million under the Loan Agreement on April 29, 2013. Had we achieved certain financial goals, we could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million. All loans under the Loan Agreement had a term of 36 months and could not be re-borrowed after repayment. The lender under the Loan Agreement had a security interest in substantially all of our assets. The purchase price for the shares of common stock issuable upon exercise of the Warrants was equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of our stock, subject to certain restrictions set forth in the Warrants. The Warrants could have been exercised until February 28, 2024. As of December 31, 2016, we did not have any outstanding indebtedness under the Loan Agreement. The remaining warrants were exercised in 2016.

During the year ended December 31, 2016, we did not enter into any additional capital leases. As of December 31, 2016, capital leases that were previously entered into had approximately $221,000 in principal amount of capital lease indebtedness, all of which is due in 2017.

We believe that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, it will have sufficient funds to meet its anticipated cash needs for at least the next 12 months.

We have budgeted capital expenditures of $2.4 million for 2017, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations, revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition results of operations or cash flows. Our most critical accounting estimates are described below.

Business Combinations and Contingent Consideration Arrangements

We account for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date.

In connection with certain acquisitions, we entered into agreements to pay additional amounts in cash on the achievement of certain performance measures for up to 1 year ending after the acquisition date. We measure this contingent consideration at fair value at the acquisition date and record such contingent consideration as a liability our Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in our consolidated statements of operations and comprehensive income (loss). See Note 2 for more information on our business acquisitions.

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

During the years ended December 31, 2016, 2015 and 2014, we had transactions with several partners that qualify for principal agent considerations. We recognize revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. We considered two key factors when making our revenue recognition determinations: (1) whether we performed a service for a fee, similar to an agent or a broker; and (2) whether we were involved in the determination of product or service specifications. We focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form of the agreements. The form of the agreements was such that we provided services in exchange for a fee. In addition, we have no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. We determined only the fee for providing its services to advertising agencies.

In instances in which we work directly with an advertiser, revenue is recognized on a gross basis. We are the primary obligor in arrangements made with direct advertisers, as there is no third party facilitating or managing the sales process. We are solely responsible for determining price, product or service specifications, and which advertisers to use. We assume all credit risk in the sales arrangements made with direct advertisers.

Refer to Note 1 of our consolidated financial statements for consideration of the agreement in which Beanstock had the right and obligation during 2015 and 2014 to fill substantially all of our advertising inventory on its MeetMe mobile app for iOS and Android, as well as the meetme.com website when accessed using a mobile device and as optimized for mobile devices.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit on a non-collateralized basis to both domestic and international customers. We extend credit to customers in the normal course of business and maintain an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2016	$133,000	$152,587	$2,587	$283,000
Year Ended December 31, 2015	$586,000	$181,398	$634,398	$133,000
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of our financial instruments of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. Certain common stock warrants were carried at fair value as disclosed in Note 3 of our consolidated financial statements. We have evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We perform our annual impairment test in conjunction with preparing our fourth quarter financial results immediately following the end of the calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We have determined that there are two reporting units, MeetMe, Inc. and Skout, LLC.

Related to the Skout, LLC acquisition, accounting for acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. We issued warrants on our own common stock in conjunction with the term loan discussed in Note 7 of our consolidated financial statements. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

Stock-Based Compensation

The fair value of share-based payments is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Operating Expenses

Our principal operating expenses are divided into the following categories:

●	Sales and Marketing: Our sales and marketing expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our employees engaged in sales, sales support, and marketing.

●

Product Development and Content: Our product development and content expenses including costs incurred in the classification and organization of listings within our websites, including salaries, benefits, and non-cash share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees, and development and maintenance costs, are charged to expense as incurred.

●

General and Administrative: Our general and administrative expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our executives as well as our finance, legal, human resources, and other administrative employees. In addition, our general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

●

Depreciation and Amortization: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment, and intangible assets. Currently, the amortization expense is attributable to intangible assets associated with the acquisition of myYearbook and Skout.

●

Acquisition and Restructuring Costs: Acquisition costs include the fees for broker commissions, investment banking, legal, accounting and other professional services, proxy, printing and filing costs, and travel costs incurred by us during the acquisition process. Restructuring costs include costs incurred related to our business acquisitions and costs incurred in conjunction with the restructuring of our business processes. Restructuring costs include employee termination and relocation costs recorded as incurred.

●

Other Income (Expense): Other income (expense) consists primarily of interest earned and interest expense. We have invested our cash in AAA rated, fully liquid instruments. Interest expense relates to our Loan and Notes Payable discussed in Note 7 of our consolidated financial statements.

Contractual Obligations

Our principal commitments consist of obligations for capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2016.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations (1)	$225,879	$225,879	$—	$—	$—
Operating Lease Obligations (2)	4,514,430	2,370,608	1,153,070	878,499	112,253
Total	$4,740,309	$2,596,487	$1,153,070	$878,499	$112,253

(1) The Capital Lease Obligations relates to equipment lease agreements for equipment primarily used in our data centers.

(2) The Operating Lease Obligations relates to equipment and facilities we lease in the U.S.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as adjusted EBITDA, which is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and stockholders benefit from referring to adjusted EBITDA in planning, forecasting, and analyzing future periods. We use this non-GAAP financial measure in evaluating our financial and operational decision making and as a means to evaluate period-to-period comparison.

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, stock-based compensation, warrant obligations, nonrecurring acquisition, restructuring or other expenses, gain or loss on cumulative foreign currency translation adjustment, gain on sale of asset, bad debt expense outside the normal range, and goodwill and long-lived asset impairment charges, if any. We exclude stock-based compensation because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability. We recognize that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our Net Income (Loss), which is the most comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA. We believe that providing this non-GAAP financial measure, together with the reconciliation from GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Net Income (Loss), a GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$46,268,618	$5,969,628	$(3,962,165)
Interest expense	19,388	459,962	1,052,620
Change in warrant liability	864,596	616,607	(226,508)
(Benefit) provision for income taxes	(27,875,362)	276,301	—
Depreciation and amortization	4,069,211	3,140,205	4,223,507
Stock-based compensation expense	3,567,987	3,341,965	3,810,209
Acquisition and restructuring costs	2,457,295	—	120,202
Bad debt expense outside normal range	—	5,735,204	—
Loss on cumulative effect of foreign currency translation adjustment	—	856,438	—
Gain on effect of foreign currency adjustment	(33,416)	—	—
Gain on sale of asset	—	(163,333)	—
Adjusted EBITDA	$29,338,317	$20,232,977	$5,017,865

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. We have engaged a third-party to assist in the assessment and implementation of this standard. We are beginning to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 had a $3.2 million tax benefit on the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased the deferred tax asset by the same amount on the Consolidated Balance Sheet.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. We have elected to early adopt this new standard and it will be applied retrospectively to all periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments of ASU No. 2017-01 provide guidance, including an enhanced framework, to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We believe the adoption of this new standard will have no material impact on our consolidated financial statements and plan to apply its provisions prospectively.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The Board is issuing the amendments in this update to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments in this for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We have evaluated this standard and believe that it will not have a material impact on our consolidated financial position or results of operation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2016 was held in insured depository accounts, of which $20.6 million exceeded insurance limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are appended to the end of this Annual Report on Form 10-K beginning on page F-1.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, RSM US LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2016 was effective using these criteria.

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

As permitted pursuant to the Securities and Exchange Commission’s guidance, management has excluded Skout, LLC, the business acquired in October 2016, from management’s report on internal control over financial reporting. Based on the timing of the acquisition it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment. Management believes this exclusion has no significant effect on the Company’s consolidated financial statements or any material changes on the Company’s internal control over financial reporting.

Based on our assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

All of the members of our Board of Directors (the “Board”) serve as a director of the Company until the next Annual Meeting of the Stockholders of the Company. The following table represents our Board as of February 24, 2017:

Name	Age	Position
Spencer Rhodes	39	Chairman of the Board
Jean Clifton	56	Director
Geoffrey Cook	38	Director
Ernesto Cruz	60	Director
Jason Whitt	45	Director

Spencer Rhodes has been the non-Executive Chairman of the Board since July 2016. Mr. Rhodes has served as a director since April 2013. Mr. Rhodes is Alternative Investments Global Business Manager of Allianz Global Investors, an investment management firm, where he has worked since July of 2013. Prior to that, Mr. Rhodes was the Chief Operating Officer and Head of Business Development for Tradewinds Investment Management LP, also an investment management firm. Mr. Rhodes was affiliated with Tradewinds Investment Management LP from January 2008 to June 2013. Before that Mr. Rhodes was a Vice President with BlackRock Investment Management. Prior to his career in finance, Mr. Rhodes served as President of CyberEdit.com, which was acquired by the Thomson Corporation. Mr. Rhodes also was an angel investor and board observer for Insider Guides, Inc., which we refer to as “myYearbook", one of MeetMe’s predecessor companies. Mr. Rhodes has served as a director of Sierra Molecular Corporation, a private biotechnology corporation, since 2011. Mr. Rhodes was selected to serve on our Board because of his investment experience and his experience with emerging companies.

Jean Clifton has served as a director of the Company since June 2013. Ms. Clifton joined Veterinary Specialists of North America, LLC upon its formation in July 2014 as the company’s Chief Financial Officer. Ms. Clifton also performs consulting services through Platinum Strategic Partners, LLC, a financial and operations consulting firm she founded in 2006. Ms. Clifton served as the Chief Financial Officer of WestwoodOne (f/k/a Dial Global, Inc.) from June 2012 through January 2014 after completing the sale of the company and post-sale integration work. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company, a New York Stock Exchange listed company, and its predecessor companies, in various capacities in the U.S. and Europe, including as President and Chief Operating Officer from 2005 to 2006 and Executive Vice President, Chief Financial Officer and Treasurer from 1989 to 2005 and served on the Board of Directors of the company. Ms. Clifton has held Chief Financial Officer/Chief Accounting Officer positions at Readers’ Digest and three MidOcean Partners portfolio companies (Penton Media from 2008 through 2010, Olympus Media and Jones & Frank). Ms. Clifton was selected to serve on our Board because of her financial experience.

Geoffrey Cook has served as a director the Company and Chief Executive Officer of the Company since March 2013. Mr. Cook served as Chief Operating Officer the Company from November 2011 through March 2013. Mr. Cook was appointed to the Board in connection with the merger of myYearbook. Mr. Cook co-founded myYearbook where he served as Chief Executive Officer from 2005 until its merger with Quepasa in 2011. During his tenure at myYearbook, Mr. Cook grew myYearbook to profitability and $30+ million revenue with 100 employees. Mr. Cook previously founded EssayEdge and ResumeEdge while a student at Harvard University in 1997 and sold them to the Thomson Corporation in 2002. Mr. Cook serves as a director pursuant to his employment agreement with the Company.

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

Executive Officers

The following table represents our executive officers as of February 24, 2017:

Name	Age	Position
Geoffrey Cook	38	Chief Executive Officer
David Clark	52	Chief Financial Officer
William Alena	44	Chief Revenue Officer
Frederic Beckley	52	General Counsel and Executive Vice President, Business Affairs
Jonah Harris	35	Chief Technology Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that our directors, executive officers, and shareholders who beneficially own more than 10% of the Company’s outstanding equity stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. These reporting persons are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, our review of the reports that have been filed and on the representations of the reporting persons we believe that all filing requirements applicable to these persons were complied with during fiscal year 2016, except for a Form 4 for David Clarke that was inadvertently filed one day late on December 12, 2016.

Corporate Governance

Board Committees

The Board has the following four separately designated standing committees:

●	the Audit Committee;

●	the Compensation Committee;

●	the Nominating and Governance Committee; and

●	the Executive Committee

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Geoffrey Cook, and our other executive officers who served as an executive officer during 2016, to whom we refer to collectively as our “Named Executive Officers.” Our Named Executive Officers for 2016 were Mr. Cook, David Clark, William Alena, Frederic Beckley, and Jonah Harris.

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

In June 2015, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. We had significant support from our stockholders with respect to the compensation of our Named Executive Officers. As we evaluated our Named Executive Officer compensation program during 2016, our Compensation Committee considered the support our stockholders expressed for our Named Executive Officer compensation practices which emphasize short and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders.

Determination of Compensation Elements

In early 2016, our Compensation Committee commissioned F.W. Cook & Co. (“F.W. Cook”), a compensation consulting firm, to conduct an independent review of our executive compensation program. The purpose of the review was to provide a competitive reference on pay levels, performance alignment and shareholder considerations. F.W. Cook utilized the peer group designated in 2016, which is set forth below, to provide an executive compensation review of our overall executive compensation against that provided by our peer group. Certain of the companies were determined to be appropriate members of our competitor group based on the number of employees and the fact that they are competitor companies, while certain other companies were determined to be appropriate members of our competitor group based on their market capitalization or total shareholder return. In general, all of the companies in our peer group represent companies with which we compete for our executive talent. We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies. The comparator companies consist of the following:

●	Autobytel	●	Evolving Systems	●	TechTarget	●	XO Group
●	Brightcove	●	Glu Mobile	●	Telenav	●	Zix
●	Demand Media	●	Limelight Networks	●	TheStreet
●	Evolving Systems	●	Rosetta Stone	●	Travelzoo
●	eGain	●	Spark Networks	●	United Online

In 2016, we used the F.W. Cook report and consulted with F.W. Cook in connection with all compensation actions taken for our Named Executive Officers.

When determining our executive compensation policies in 2016, our Compensation Committee considered recommendations from our Chief Executive Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself. Mr. Cook does not participate in determining his own compensation.

We believe that our executive compensation program is structured to avoid excessive risk taking by our executives or taking risks that are reasonably likely to have a material adverse effect on MeetMe. Our executive compensation program has the following risk-limiting characteristics:

●

Our base pay programs consist of generally competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

●

A portion of each executive’s incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term results; and

●

Annual equity awards have multi-year vesting which aligns the long-term interests of our executives with those of our stockholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Our executive compensation model emphasizes long-term equity compensation over short-term cash compensation, and performance-based cash compensation over reliable base salaries. The amount of base salary and target performance-based bonus was approximately 52% of our Named Executive Officers’ total target direct compensation for 2016, which was slightly below the peer median in the aggregate.

Base Salaries

Our Compensation Committee generally establishes base salaries for our Named Executive Officers based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies to individuals in similar positions. Based on our competitor group described above, Messrs. Cook and Harris have base salaries that are generally consistent with the 25th percentile, Mr. Beckley has a base salary that is generally consistent with the 40th percentile and Messrs. Clark and Alena have base salaries that are generally consistent with the 75th percentile. This pattern is generally consistent with smaller companies with new hires having base salaries closer to market median while incumbent executive officers tend to have base salaries below market. Our Named Executive Officers received base salary increases of 3% in 2016, which was generally consistent with market practice.

Named Executive Officer	Base Salary Effective January 1, 2016	Base Salary Effective May 16, 2016
Geoffrey Cook	$337,428	$347,551
David Clark	$337,428	$347,551
William Alena	$320,000	$329,600
Frederic Beckley	$270,037	$278,138
Jonah Harris	$257,930	$265,668

Performance-Based Bonuses

The Company has a Management Bonus Plan (the “Bonus Plan”) that was established to promote the interests of the Company by creating an annual incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company. The target performance-based bonuses under the Bonus Plan were generally between the median and the 75th percentile of the Company’s comparator group. The Compensation Committee believes that annual performance-based compensation is an effective tool to incentivize key employees, which is reflected in the above median targets as compared to base salary targets described above.

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

In April 2016, the Compensation Committee set performance-based annual bonus targets and paid performance-based bonuses in the following amounts in March 2017:

Named Executive Officer	Target Bonus as Percentage of Base Salary	Target Bonus	Actual Bonus Paid
Geoffrey Cook	80%	$278,041	$358,942
David Clark	50%	$173,775	$224,339
William Alena	50%	$164,800	$212,751
Frederic Beckley	50%	$139,069	$179,534
Jonah Harris	50%	$132,834	$171,484

A portion of the bonus was based on the Company’s achievement of a certain Revenue target in 2016, a portion was based on achievement of a certain Adjusted EBITDA target in 2016, and a portion was based on achievement of a certain mobile DAU target in Q4 2016. In choosing the performance criteria for the 2016 bonuses, the Compensation Committee determined that Adjusted EBITDA, Revenue, and mobile DAU were the best indicators of the Company’s success in 2016.

For Messrs. Cook, Beckley and Harris, 40% of the bonus was based on achievement of the Revenue target, 20% was based on achievement of the mobile DAU target, and 40% was based on achievement of the Adjusted EBITDA target. For Mr. Alena, 50% of the bonus was based on achievement of the Revenue target, 20% was based on achievement of the mobile DAU target, and 30% was based on achievement of the Adjusted EBITDA target. For Mr. Clark, 30% of the bonus was based on achievement of the Revenue target, 20% was based on achievement of the mobile DAU target, and 50% was based on achievement of the Adjusted EBITDA target. Upon partial achievement of the applicable Revenue, mobile DAU, and Adjusted EBITDA goals, the bonus amounts would be prorated in accordance with the formulas determined by the Compensation Committee. Mr. Alena was eligible for an additional $70,000 bonus based on Social Theater metrics.

2016 Revenue resulted in 132% of the applicable weighted portion of each executive’s bonus being paid, mobile DAU resulted in 94% of the applicable weighted portion of each executive’s bonus being paid, and the 2016 Adjusted EBITDA resulted in approximately 143% of the applicable weighted portion of each executive’s bonus being paid, for a total payout under the plan at 129% of target.

For 2017, the performance-based annual bonus targets are the same as set forth in the chart above for 2016.

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

Equity Compensation

Our shareholders approved the MeetMe, Inc. 2012 Omnibus Incentive Plan in June 2012, which permits the Compensation Committee to award various types of equity based awards. In August 2014 and most recently in December 2016, our shareholders approved amendment and restatements of the MeetMe, Inc.  2012 Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan”). Equity incentives form an integral part of the compensation paid to our Named Executive Officers.

In April 2016, we granted time-based stock options and restricted stock awards (“RSAs”) to all of our Named Executive Officers. Based on grant date fair value, approximately 50% of the annual equity compensation granted to our Named Executive Officers was in the form of stock options and 50% was in the form of RSAs, which allocation is generally consistent with the average of our competitor group described above. We believe that stock options and RSAs provide a strong incentive to increase stockholder value because they directly align our Named Executive Officer’s interests with those of stockholders. We believe our executive compensation program is aligned with market practice and provides a real incentive to our executive officers to create long term shareholder value. The stock options granted to our Named Executive Officers in April 2016 vest and become exercisable as to one third of the shares subject to each option on the first anniversary of the date of grant and the remainder of each option vests over a two-year period in equal monthly increments following the first anniversary of the date of grant. The RSAs vest over three years in three equal annual installments on the first, second and third anniversaries of the date of grant.

Named Executive Officer	Number of Stock Options	Shares of Restricted Common Stock
Geoffrey Cook	246,000	99,000
David Clark	116,000	45,000
William Alena	79,200	30,000
Frederic Beckley	79,200	30,000
Jonah Harris	79,200	45,000

On April 26, 2016, the Compensation Committee approved a form of vesting agreement (“Vesting Agreement”) to which each of our Named Executive Officers other than Mr. Cook is a party. The terms of the Vesting Agreement supersede any contrary provisions less favorable to the executive contained in any compensation or benefit plan, grant agreement relating to the equity-based awards and cash-based awards, or other agreement between the executive and the Company or its successor. The Compensation Committee believes that the Vesting Agreement is in the best interest of the Company and its shareholders and it was implemented in order to incentivize the Named Executive Officers to continue providing services in the event of a change of control or anticipated change of control of the Company.

The Vesting Agreement provides that if, during the period beginning on the first to occur of (i) six months prior to the consummation of a change of control or (ii) the date upon which a change of control was initiated (as evidenced by a written letter of intent (whether or not binding) or other understanding), and ending on the first to occur of (x) formal cessation of interactions with respect to the anticipated change of control (which may result from failure to achieve the closing of the change of control) or (x) the second anniversary of the consummation of the change of control (such period, the “Vesting Period”), the executive’s employment is terminated by the Company or its successor other than on account of death, disability or cause (as defined in the Vesting Agreement) or by the executive for good reason (as defined in the Vesting Agreement) (such termination of employment, a “Qualifying Termination”), then all outstanding equity-based and cash-based awards held by the executive shall accelerate and become fully vested. The executive will have the right to exercise any options or other exercisable rights for one year following the employment termination date, but not longer than the original term of the option or other exercisable right. Any equity-based and cash-based awards that vest as described above will be paid at the date specified in the applicable award agreement.

If an executive incurs a Qualifying Termination during the Vesting Period and within two years prior to the consummation of the change of control, and if any equity-based awards that are outstanding on the date of termination of employment terminate before the consummation of the change of control on account of the Qualifying Termination, the Company or its successors will pay to the executive a lump sum payment equal to the cash value of the awards that terminated during the Vesting Period prior to the consummation of the change of control by reason of such Qualifying Termination. The lump sum payment will be paid within 30 days following the consummation of the change of control, consistent with the requirements of Section 409A of the Internal Revenue Code or an exception.

In the event a change of control occurs in which some or all of an executive’s equity-based awards are assumed by the acquirer or an affiliate of the acquiror, and the executive subsequently has a Qualifying Termination during the Vesting Period, the executive shall be paid an amount in cash equal to the following for each assumed equity-based award that the executive holds at the date of the Qualifying Termination: The excess (if any) of: (1) the cash value of the equity-based award at the consummation of the change of control, minus (2) the value of the equity-based award on the executive’s termination date. The cash amount shall be paid in a lump sum payment within 60 days following the executive’s termination date, consistent with the requirements of Section 409A of the Internal Revenue Code or an exception. The cash amount shall be paid in addition to any severance benefit to which Executive may be entitled under any employment or severance agreement or plan.

For purposes of the Vesting Agreement,

(a) the “cash value of the equity-based award at the consummation of the change of control” means (i) as to options (or other appreciation rights), the excess of (x) the value of the relevant shares subject to the option, as determined in the change of control, minus (y) the option’s aggregate exercise price (or other measurement base amount); or (ii) as to full value equity-based awards, the full value of such underlying shares as determined in the change of control transaction,

(b) the “value of the equity-based award on the executive’s termination date” shall be determined as follows: (x) in the case of an option (or other appreciation right), the amount by which the fair market value of the shares underlying the option as of the termination date exceeds the option’s aggregate exercise price (or other measurement base amount), and (y) in the case of full value equity-based awards, the fair market value of the shares underlying the award as of the executive’s termination date and

(c) “change of control” generally means (i) any sale, lease, exchange, or other transfer of all or substantially all of the assets of the Company to any other person or entity other than a wholly-owned subsidiary of the Company (in one transaction or a series of related transactions); (ii) dissolution or liquidation of the Company; (iii) when any person or entity acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of the Company’s voting securities (based upon voting power); or (iv) any reorganization, merger, consolidation, acquisition or similar transaction or series of transactions that results in the (A) record holders of the voting stock of the target immediately prior to such transaction or series of transactions holding immediately following such transaction or series of transactions less than 50% of the outstanding shares of any of the voting securities (based upon voting power) of any one of the following: (1) the target, (2) any entity which owns (directly or indirectly) the stock of the Company, (3) any entity with which the Company has merged, or (4) any entity that owns an entity with which the Company has merged; and/or (B) Qualifying Termination of the executive.

Employment Agreements

We have employment agreements with Messrs. Cook, Clark, Alena, Beckley and Harris, which provide for special benefits upon certain types of employment termination events. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package. In 2016, the employment agreements with Messrs. Alena, Beckley and Harris were amended to align the terms with other executive agreements and market practice. The employment agreements are more fully explained below under “Potential Payments upon Termination or Change-In-Control.”

Perquisites

We do not have programs for providing personal benefit perquisites to Named Executive Officers.

Broad-Based Programs

Our Named Executive Officers are eligible to participate in our broad-based group health, dental, life and disability plans and 401(k) savings plan offered to all full time employees of the Company. There was a matching contribution provided by the Company during 2016.

Named Executive Officer	401(k) Plan Company Match ($)
Geoffrey Cook	10,600
David Clark	10,600
William Alena	7,889
Frederic Beckley	10,600
Jonah Harris	6,967

Stock Ownership Guidelines

The Board of Directors adopted a stock ownership policy, effective December 20, 2016 (the “Ownership Policy”). The Ownership Policy provides that the members of the Board of Directors and executive officers of the Company are expected to own shares of Company common stock pursuant to the following valuation requirements:

●	members of the Board of Directors must own four times the annual base retainer (currently $25,000);

●	the Chief Executive Officer must own four times base salary; and

●	other executive officers must own three times base salary.

Individuals subject to the Ownership Policy have a five-year period in which to comply with the relevant ownership requirement. When evaluating compliance, fully-owned shares, shares held in trust, shares held in retirement accounts, and time-vested restricted stock awards (both vested and unvested) will be counted; performance-contingent equity awards and options to purchase Company common stock will not be counted.

If an individual subject to the Ownership Policy is not in compliance after five years, he or she should retain 50% of after-tax profit shares following option exercises and restricted stock vesting until in compliance with the Ownership Policy, after which this retention requirement will cease. If such individual falls out of compliance after achieving it, the retention requirement will thereafter apply until compliance is again achieved. There are no sanctions for non-compliance, and an affected individual will not be required to purchase shares of Company common stock in the open market.

Anti-Hedging and Anti-Pledging Policies

Pursuant to the Company’s insider trading policy, the Company prohibits any employees, officers, directors or other individuals who are aware of material non-public information from buying or selling puts or calls of our stock (i.e., entering into a hedging transaction) and from pledging our stock as collateral for a loan (i.e., entering into a pledging transaction).

Clawback Policy

We have not yet adopted a formal clawback policy because we await the issuance of clarifying regulations by the SEC regarding required elements of any such clawback policy. As required by section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to adopt a clawback policy upon issuance by the SEC of final rules regarding clawbacks. The 2012 Omnibus Incentive Plan provides that a grant agreement may provide that, in the event of a restatement of the Company’s financial statements if the Compensation Committee determines, based on the results of the restatement, that a lesser amount or portion of an award granted under the 2012 Omnibus Incentive Plan should have been paid or vested, the Committee may (i) cancel all or any portion of any outstanding awards and (ii) require the participant, or other person to whom any payment has been made or shares or other property have been transferred in connection with the award, to forfeit and pay over to the Company all or any portion of the gain realized upon the exercise of any stock option or stock appreciation right and the value realized on the vesting or payment of any other award during the period beginning twelve months preceding the date of the restatement and ending with the date of cancellation of any outstanding awards.

Compensation Adviser Independence

The Compensation Committee worked directly with F. W. Cook to conduct a review of the Company’s compensation programs. F. W. Cook reported directly to the Compensation Committee and all work conducted by F.W. Cook for the Company is on behalf, and under the direction and the authority, of the Compensation Committee.

The Compensation Committee engaged F. W. Cook to provide executive compensation analyses using peer group proxy data. F. W. Cook provides no services to the Company other than the foregoing consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. After examining whether there was a conflict of interest present between the Company and F. W. Cook, the Compensation Committee concluded that F. W. Cook had no conflicts of interest during 2016. In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

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

Geoffrey Cook’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our then Chief Operating Officer and President of the Consumer Internet Division, Geoffrey Cook. The employment agreement was amended effective March 6, 2013, effective August 8, 2013 and again effective November 11, 2016. Mr. Cook was promoted to Chief Executive Officer of the Company, effective March 11, 2013. In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, during the term of the employment agreement, Mr. Cook is entitled to participate in all health, life, disability, insurance and other benefit programs that the Company may offer to other key executives of the Company from time to time. Mr. Cook is entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

The employment agreement provides that in the event that the Company terminates Mr. Cook’s employment without cause (other than on account of death, disability or retirement) or Mr. Cook terminates his employment for good reason, in either case, whether before or after a change of control, then the Company is obligated to pay or provide Mr. Cook (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Cook’s base salary, plus two times his target bonus as in effect immediately prior to termination, (iii) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights, or other share-based awards granted to Mr. Cook by the Company, which such exercisable awards shall remain exercisable for two years following such termination, and (iv) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Cook and his dependents), provided that such continued benefits will cease if Mr. Cook becomes eligible for benefits with a subsequent employer. The employment agreement provides that if the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, if such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction; if not, then no reduction applies.

If Mr. Cook’s employment is terminated by the Company without cause or by Mr. Cook for good reason, then Mr. Cook will be subject to non-competition and non-solicitation of customers and employees covenants for six months following termination, unless such termination occurs following a change of control, in which case, no such covenants will apply to Mr. Cook.

The employment agreement provides that in the event that Mr. Cook’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Cook’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Cook’s base salary and bonus payments and a pro rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights, or other share-based awards granted to Mr. Cook by the Company, which exercisable awards shall remain exercisable for two years following such termination, and (c) three months of continued benefits under the Company’s health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Cook’s eligible dependents. If Mr. Cook’s employment is terminated on account of Mr. Cook’s disability, the Company is obligated to pay or provide Mr. Cook with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights, or other share-based awards granted to Mr. Cook by the Company, which exercisable awards shall remain exercisable for two years following such termination, and (3) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment. Mr. Cook will be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

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

For purposes of the employment agreement for Mr. Cook, “cause” generally means the executive’s (i) willful misconduct or gross negligence that is not cured within 60 days following notice, (ii) conviction of a felony involving moral turpitude, or (iii) a material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means (a) the Company materially breaches the employment agreement, (b) a material diminution in base compensation (other than an across the board reduction), (c) a material diminution in executive’s authority, duties or responsibilities, or (d) the Company requires the executive, without his consent, to relocate his office more than 75 miles from the current location.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2016 for Mr. Cook under the terms of his amended employment agreement:

	Salary (1)	Bonus (1)	Prorated Bonus (2)	Accelerated Equity (3)	All Other Compensation (4)	Effect of 280G (5)	Total
Termination without cause	$695,102	$556,082	-	$2,246,709	$22,226	-	$3,520,119
Termination for good reason	$695,102	$556,082	-	$2,246,709	$22,226	-	$3,520,119
Termination by death	$86,888	$69,510	$278,041	$2,246,709	$5,557	-	$2,686,705
Termination by disability	-	-	-	$2,246,709	$22,226	-	$2,268,935
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	-	-	-	-	-	-	-
Termination in connection with a change of control	$695,102	$556,884	-	$2,246,709	$22,226	$315,344	$3,836,265
Change of control (6)	-	-	-	$2,246,709	-	-	$2,246,709

(1) Represents 24 months of base salary and target bonus, payable in a lump sum amount. The numbers assume that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason. Bonus calculation for termination by death is the annual bonus target, prorated for three months.

(2) Represents a lump sum amount.

(3) The amount represents value of full acceleration of Mr. Cook’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2016) and restricted stock awards, which vest in full upon a termination of Mr. Cook’s employment without cause, for good reason or on account of death or disability. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Cook’s outstanding stock options and restricted stock awards vest in full if either (i) the stock options and restricted stock awards are assumed or substituted by the successor company and Mr. Cook’s employment is terminated upon or within 24 months following a change in control or (ii) the stock options and restricted stock awards are not assumed or substituted in connection with a change of control, in which case the stock options and restricted stock awards will become fully vested upon the change of control.

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

(5) As with our other Named Executive Officers, Mr. Cook is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. If the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction. Based on our estimates as of December 31, 2016 of the impact of Section 280G of the Internal Revenue Code, Mr. Cook would receive a greater net after-tax benefit if all excess parachute payments are paid to him and the payments are subject to the excise tax under Section 4999 of the Internal Revenue Code than he would receive if the Company reduced those payments and benefits to avoid such excise tax.

(6) Pursuant to the employment agreement, Mr. Cook’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, if Mr. Cook’s stock options and restricted stock awards are not assumed or substituted in connection with a change of control, the stock options and restricted stock awards will become fully vested upon the change of control.

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

The employment agreement provides that in the event that the Company terminates Mr. Clark’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Clark terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Clark was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Clark would have paid for continued medical and dental coverage as an active employee, for a 12 month period following termination and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Clark’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Clark remained employed through such vesting date. A failure by the Company to renew Mr. Clark’s employment agreement (for a reason other than cause, death or disability or Mr. Clark’s resignation without good reason) will be treated as termination of Mr. Clark’s employment entitling him to the severance benefits described above.

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

Mr. Clark is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. Mr. Clark is alos subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Clark’s termination of employment for any reason.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2016 for Mr. Clark under the terms of his employment agreement and the Vesting Agreement:

	Salary (1)	Bonus	Prorated Bonus (2)	Accelerated Equity (3)	All Other Compensation (4)	Effect of 280G (5)	Total
Termination without cause	$347,551	-	$173,775	$436,221	$15,429	-	$972,976
Termination for good reason	$347,551	-	$173,775	$436,221	$15,429	-	$972,976
Termination by death	-	-	$173,775	-	-	-	$173,775
Termination by disability	-	-	$173,775	-	-	-	$173,775
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	$347,551	-	$173,775	$436,221	$15,429	-	$972,976
Termination in connection with a change of control	$347,551	-	$173,775	$1,050,236	$15,429	-	$1,586,991
Change of control (6)	-	-	-	$1,050,236	-	-	$1,050,236

(1) Represents 12 months of base salary, payable in installments in accordance with the Company’s payroll practices.

(2) Represents a lump sum amount, prorated based on Mr. Clark’s target bonus and the number of days Mr. Clark was employed in 2016.

(3) The amount reflects the value of Mr. Clark’s accelerated stock options (based on the spread between the exercise price and the closing price as of December 31, 2016) and restricted stock awards outstanding as of December 31, 2016. Pursuant to Mr. Clark’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Clark’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Clark remained employed through such date. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Clark’s outstanding stock options and restricted stock awards, vest in full if either (i) the stock options and restricted stock awards are assumed or substituted by the successor company and Mr. Clark’s employment is terminated upon or within 24 months following a change in control or (ii) the stock options and restricted stock awards are not assumed or substituted in connection with a change of control, in which case the stock options and restricted stock awards will become fully vested upon the change of control. Pursuant to the Vesting Agreement, if Mr. Clark incurs a Qualifying Termination during the Vesting Period, Mr. Clark’s stock options and restricted stock awards will fully vest as of the date of such termination of employment. In addition, in certain circumstances, Mr. Clark may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described above under "Equity Compensation."

(4) Includes value of continued health benefits for 12 months.

(5) As with our other Named Executive Officers, Mr. Clark is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2016, Mr. Clark’s payment in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

(6) Pursuant to Mr. Clark’s stock option agreements, Mr. Clark’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, if Mr. Clark’s restricted stock awards are not assumed or substituted in connection with a change of control, the restricted stock awards will become fully vested upon the change of control.

William Alena’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our Chief Revenue Officer, William Alena. The employment agreement was amended and restated effective June 1, 2016 in order to align the terms with other executive agreements and market practice. The employment agreement has a three year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Alena is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Alena’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Alena terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Alena was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Alena would have paid for continued medical and dental coverage as an active employee, for a 12 month period following termination, provided that such reimbursements will cease if Mr. Alena fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Alena’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Alena remained employed through such vesting date. A failure by the Company to renew Mr. Alena’s employment agreement (for a reason other than cause, death or disability or Mr. Alena’s resignation without good reason) will be treated as termination of Mr. Alena’s employment entitling him to the severance benefits described above.

The employment agreement provides that in the event that Mr. Alena’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Alena or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro rata portion of Mr. Alena’s target bonus, based on the number of days Mr. Alena was employed during the year of termination, paid in a lump sum.

Mr. Alena is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. Mr. Alena is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Alena’s termination of employment for any reason.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2016 for Mr. Alena under the terms of his employment agreement and the Vesting Agreement:

	Salary (1)	Bonus	Prorated Bonus (2)	Accelerated Equity (3)	All Other Compensation (4)	Effect of 280G (5)	Total
Termination without cause	$329,600	-	$164,800	$292,867	$16,727	-	$803,994
Termination for good reason	$329,600	-	$164,800	$292,867	$16,727	-	$803,994
Termination by death	-	-	$164,800	-	-	-	$164,800
Termination by disability	-	-	$164,800	-	-	-	$164,800
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	$329,600	-	$164,800	$292,867	$16,727	-	$803,994
Termination in connection with a change of control	$329,600	-	$164,800	$705,692	$16,727	-	$1,216,819
Change of control (6)	-	-	-	$705,692	-	-	$705,692

(1) Represents 12 months of base salary, payable in installments in accordance with the Company’s payroll practices.

(2) Represents a lump sum amount, prorated based on Mr. Alena’s target bonus and the number of days Mr. Alena was employed in 2016.

(3) The amount reflects the value of Mr. Alena’s accelerated stock options (based on the spread between the exercise price and the closing price as of December 31, 2016) and restricted stock awards outstanding as of December 31, 2016. Pursuant to Mr. Alena’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Alena’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Alena remained employed through such date. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Alena’s outstanding stock options and restricted stock awards, vest in full if either (i) the stock options and restricted stock awards are assumed or substituted by the successor company and Mr. Alena’s employment is terminated upon or within 24 months following a change in control or (ii) the stock options and restricted stock awards are not assumed or substituted in connection with a change of control, in which case the stock options and restricted stock awards will become fully vested upon the change of control. Pursuant to the Vesting Agreement, if Mr. Alena incurs a Qualifying Termination during the Vesting Period, Mr. Alena’s stock options and restricted stock awards will vest in full upon such termination of employment. In addition, in certain circumstances, Mr. Alena may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described above under "Equity Compensation."

(4) Includes value of continued health benefits for 12 months.

(5) As with our other Named Executive Officers, Mr. Alena is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2016, Mr. Alena’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

(6) Pursuant to Mr. Alena’s stock option agreements, Mr. Alena’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, if Mr. Alena’s restricted stock awards are not assumed or substituted in connection with a change of control, the restricted stock awards will become fully vested upon the change of control.

Frederic Beckley’s Employment Agreement

Effective as of November 18, 2011, we entered into an employment agreement with our General Counsel and Executive Vice President, Business Affairs, Frederic Beckley. The employment agreement was amended and restated effective June 1, 2016 in order to align the terms with other executive agreements and market practice. The employment agreement has a three year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Beckley is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Beckley’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Beckley terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Beckley was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Beckley would have paid for continued medical and dental coverage as an active employee, for a 12 month period following termination, provided that such reimbursements will cease if Mr. Beckley fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Beckley’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Beckley remained employed through such vesting date. A failure by the Company to renew Mr. Beckley’s employment agreement (for a reason other than cause, death or disability or Mr. Beckley’s resignation without good reason) will be treated as termination of Mr. Beckley’s employment entitling him to the severance benefits described above.

The employment agreement provides that in the event that Mr. Beckley’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Beckley or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro rata portion of Mr. Beckley’s target bonus, based on the number of days Mr. Beckley was employed during the year of termination, paid in a lump sum.

Mr. Beckley is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. Mr. Beckley is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Beckley’s termination of employment for any reason.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2016 for Mr. Beckley under the terms of his employment agreement and the Vesting Agreement:

	Salary (1)	Bonus	Prorated Bonus (2)	Accelerated Equity (3)	All Other Compensation (4)	Effect of 280G (5)	Total
Termination without cause	$278,138	-	$139,069	$292,867	-	-	$710,074
Termination for good reason	$278,138	-	$139,069	$292,867	-	-	$710,074
Termination by death	-	-	$139,069	-	-	-	$139,069
Termination by disability	-	-	$139,069	-	-	-	$139,069
Termination for cause	-	-	-	-	-	-	-
Termination without good reason	-	-	-	-	-	-	-
Termination due to nonrenewal	$278,138	-	$139,069	$292,867	-	-	$710,074
Termination in connection with a change of control	$278,138	-	$139,069	$705,692	-	-	$1,122,899
Change of control (6)	-	-	-	$705,692	-	-	$705,692

(1) Represents 12 months of base salary, paid in periodic installments in accordance with the Company’s payroll practices.

(2) Represents a lump sum amount equal to Mr. Beckley’s target bonus, prorated based on the number of days Mr. Beckley was employed with the Company in 2016.

(3) The amount reflects the value of Mr. Beckley’s accelerated stock options (based on the spread between the exercise price and the closing price as of December 31, 2016) and restricted stock awards outstanding as of December 31, 2016. Pursuant to Mr. Beckley’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Beckley’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Beckley remained employed through such date. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Beckley’s outstanding stock options and restricted stock awards, vest in full if either (i) the stock options and restricted stock awards are assumed or substituted by the successor company and Mr. Beckley’s employment is terminated upon or within 24 months following a change in control or (ii) the stock options and restricted stock awards are not assumed or substituted in connection with a change of control, in which case the stock options and restricted stock awards will become fully vested upon the change of control. Pursuant to the Vesting Agreement, if Mr. Beckley incurs a Qualifying Termination during the Vesting Period, Mr. Beckley’s stock options and restricted stock awards will vest in full upon such termination of employment. In addition, in certain circumstances, Mr. Beckley may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described above under "Equity Compensation."

(4) As with our other Named Executive Officers, Mr. Beckley is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2016, Mr. Beckley’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

(5) Pursuant to Mr. Beckley’s stock option agreements, Mr. Beckley’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, if Mr. Beckley’s restricted stock awards are not assumed or substituted in connection with a change of control, the restricted stock awards will become fully vested upon the change of control.

Jonah Harris’s Employment Agreement

Effective as of October 5, 2015, we entered into an employment agreement with our Chief Technology Officer, Jonah Harris. The employment agreement was amended and restated effective June 1, 2016 in order to align the terms with other executive agreements and market practice. The employment agreement has a three year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.

In addition to the base salary and performance-based bonus described above in the Compensation Discussion and Analysis, Mr. Harris is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Harris’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Harris terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro rata amount of the target bonus based on the number of days Mr. Harris was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Harris would have paid for continued medical and dental coverage as an active employee, for a 12 month period following termination, provided that such reimbursements will cease if Mr. Harris fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Harris’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Harris remained employed through such vesting date. A failure by the Company to renew Mr. Harris’s employment agreement (for a reason other than cause, death or disability or Mr. Harris’s resignation without good reason) will be treated as termination of Mr. Harris’s employment entitling him to the severance benefits described above.

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

Mr. Harris is a party to the Company’s standard Confidential Information and Invention Assignment Agreement. Mr. Harris is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Harris’s termination of employment for any reason..

For purposes of the employment agreement for Messrs. Clark, Alena, Beckley and Harris, “cause” generally means, after having an opportunity to cure, the executive’s (i) commission of a felony, (ii) repeated failure, refusal or neglect to perform his duties to the Company for reasons other than incapacity due to physical or mental illness, (iii) breach of any restrictive covenants or code of business conduct and ethics or (iv) material act of dishonesty or breach of trust or other misconduct, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) reduces the executive’s base salary, (c) materially diminishes the executive’s authority, duties, or responsibilities or the authority, duties or responsibilities of the supervisor to whom the executive is required to report, or (d) materially changes the geographic location at with the executive is required to perform services for the Company.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2016 for Mr. Harris under the terms of his employment agreement and the Vesting Agreement:

	Salary (1)	Bonus	Prorated Bonus (2)	Accelerated Equity (3)	All Other Compensation (4)	Effect of 280G (5)	Total
Termination without cause	$265,668		$132,834	$301,573	$16,727		$716,802
Termination for good reason	$265,668		$132,834	$301,573	$16,727		$716,802
Termination by death			$132,834				$132,834
Termination by disability			$132,834				$132,834
Termination for cause
Termination without good reason
Termination due to nonrenewal	$265,668		$132,834	$301,573	$16,727		$716,802
Termination in connection with a change of control	$265,668		$132,834	$1,176,682	$16,727		$1,591,911
Change of control (6)				$1,176,682			$1,176,682

(1) Represents 12 months of base salary, paid in periodic installments in accordance with the Company’s payroll practices..

(2) Represents a lump sum amount equal to Mr. Harris’s target bonus, prorated based on the number of days Mr. Harris was employed with the Company in 2016.

(3) The amount reflects the value of Mr. Harris’s accelerated stock options (based on the spread between the exercise price and the closing price as of December 31, 2016) and restricted stock awards outstanding as of December 31, 2016. Pursuant to Mr. Harris’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Harris’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Harris remained employed through such date. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, Mr. Harris’s outstanding stock options and restricted stock awards, vest in full if either (i) the stock options and restricted stock awards are assumed or substituted by the successor company and Mr. Harris’s employment is terminated upon or within 24 months following a change in control or (ii) the stock options and restricted stock awards are not assumed or substituted in connection with a change of control, in which case the stock options and restricted stock awards will become fully vested upon the change of control. Pursuant to the Vesting Agreement, if Mr. Harris incurs a Qualifying Termination during the Vesting Period, Mr. Harris’s stock options and restricted stock awards will vest in full upon such termination of employment. In addition, in certain circumstances, Mr. Harris may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described above under "Equity Compensation."

(4) Includes value of continued health benefits for 12 months.

(5) As with our other Named Executive Officers, Mr. Harris is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the Internal Revenue Code apply to any payments or benefits he would receive. Based on estimates as of December 31, 2016, Mr. Harris’s payments in connection with a change in control would not be in excess of the threshold amount under Section 280G of the Internal Revenue Code and his payments would not be subject to an excise tax under Section 4999 of the Internal Revenue Code.

(6) Pursuant to Mr. Harris’s stock option agreements, Mr. Harris’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan, if Mr. Harris’s restricted stock awards are not assumed or substituted in connection with a change of control, the restricted stock awards will become fully vested upon the change of control.

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

Spencer Rhodes (Chair)

Ernesto Cruz

Members of the Compensation Committee

COMPENSATION TABLES

The following tables reflect the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our three next most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our Named Executive Officers, for 2016, 2015 and 2014.

2016 Summary Compensation Table

Name of Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Non-Equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)(29)	Total ($)(j)

Geoffrey Cook	2016	343,755	324,720	(3)	573,008	(14)	358,942	(26)	32,826	1,633,251
Chief Executive Officer	2015	333,743	295,680	(4)	539,406	(15)	561,548	(27)	29,113	1,759,490
	2014	298,500	321,051	(5)	321,981	(16)	269,229	(27)	28,326	1,239,087

David Clark	2016	343,755	147,600	(6)	270,199	(17)	224,339	(26)	35,088	1,020,981
Chief Financial Officer	2015	333,743	139,040	(7)	253,649	(18)	350,968	(27)	31,375	1,108,775
	2014	321,750	152,337	(8)	152,677	(19)	168,268	(27)	31,281	826,313

William Alena	2016	326,000	98,400	(9)	184,481	(20)	212,751	(26)	30,243	851,875
Chief Revenue Officer	2015	222,495	93,280	(10)	170,170	(21)	351,886	(28)	29,786	867,617
	2014	214,500	101,970	(11)	101,497	(22)	331,936	(28)	27,506	777,409

Frederic Beckley	2016	275,100	98,400	(9)	184,481	(20)	179,534	(26)	19,638	757,153
General Counsel and Executive Vice President, Business Affairs	2015	267,088	93,280	(10)	170,170	(21)	280,873	(27)	17,380	828,791
	2014	257,491	101,970	(11)	101,497	(22)	80,797	(27)	17,402	559,157

Jonah Harris	2016	262,766	147,600	(6)	184,481	(20)	171,484	(26)	27,672	794,003
Chief Technology Officer	2015	256,972	201,820	(12)	107,779	(23)	160,968	(27)	20,128	747,667
	2014	253,040	31,350	(13)	31,163	(24)	66,277	(27)	18,069	399,899

(1) Represents cash compensation for salary.

(2) The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. The amounts in the column titled “Option Awards” represent awards that were paid in the form of stock options and do not reflect the actual amount that may be realized by the Named Executives Officers.

(3) Includes a restricted stock award of 99,000 shares of Company common stock, which vests in equal increments on April 26, 2017, 2018, and 2019.

(4) Includes a restricted stock award of 168,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(5) Includes a restricted stock award of 103,900 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(6) Includes a restricted stock award of 45,000 shares of Company common stock, which vests in equal increments on April 26, 2017, 2018, and 2019.

(7) Includes a restricted stock award of 79,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(8) Includes a restricted stock award of 49,300 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(9) Includes a restricted stock award of 30,000 shares of Company common stock, which vests in equal increments on April 26, 2017, 2018, and 2019.

(10) Includes a restricted stock award of 53,000 shares of Company common stock, which vests in equal increments on April 17, 2016, 2017, and 2018.

(11) Includes a restricted stock award of 33,000 shares of Company common stock, which vests in equal increments on May 7, 2015, 2016, and 2017.

(12) Includes a restricted stock award of 100,000 shares of Company common stock, which vests in full on October 5, 2018, and includes a restricted stock award of shares of Company common stock, which vests in equal increments on May 6, 2016, 2017 and 2018.

(13) Includes a restricted stock award of 16,500 shares of Company common stock, which vest in equal increments on May 21, 2015, 2016 and 2017.

(14) Includes 246,000 10-year stock options exercisable at $3.28 per share, which vests as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017.

(15) Includes 420,000 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(16) Includes 149,100 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(17) Includes 116,000 10-year stock options exercisable at $3.28 per share, which vests as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017.

(18) Includes 197,500 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(19) Includes 70,700 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(20) Includes 79,200 10-year stock options exercisable at $3.28 per share, which vested as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017.

(21) Includes 132,500 10-year stock options exercisable at $1.76 per share, which vested as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(22) Includes 47,000 10-year stock options exercisable at $3.09 per share, which vested as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(23) Includes 75,000 10-year stock options exercisable at $1.60 per share, which vest as to one-third on October 5, 2016, and the balance vested over a two-year period in equal monthly increments with the first monthly vesting date being November 5, 2016, and includes 20,000 10-year stock options exercisable at $1.64 per share, which vest in equal increments on May 6, 2016, 2017, and 2018.

(24) Includes 23,500 10-year stock options exercisable at $1.90 per share, which vest in equal increments on May 21, 2015, 2016, and 2017.

(26) Represents bonus amounts earned for services performed in 2016, pursuant to the Bonus Plan, as described under “Performance-Based Bonuses” in the Compensation Discussion and Analysis.

(27) Represents bonus amounts earned for services performed in 2015 and 2014, pursuant to the 2015 and 2014 Bonus Plan, respectively.

(28) Represents commission earned in 2015 and 2014, pursuant to the 2015 and 2014 commission plans, respectively.

(29) The amounts in this column include company matching contributions under the Company’s 401(k) Plan, health, dental, life and disability insurance premiums. The amounts for 2016 are shown in the following table:

Named Executive Officer	401(k) Plan Company Match ($)	Health & Dental Insurance Premiums ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Geoffrey Cook	10,600	15,429	90	6,707
David Clark	10,600	15,429	90	8,969
William Alena	7,889	16,727	90	5,537
Frederic Beckley	10,600	-	90	8,948
Jonah Harris	6,967	16,727	90	3,888

Grants of Plan Based Awards – 2016

The following table provides details regarding plan-based awards granted to our Named Executive Officers in 2016.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)(d)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(i)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(j)(3)	Exercise or Base Price of Option Awards ($/Sh)(k)	Grant Date Fair Value of Stock and Option Awards (l)(4)
Geoffrey Cook	4/26/2016	278,041		246,000	3.28	573,008

	4/26/2016		99,000			324,720

David Clark	4/26/2016	173,775		116,000	3.28	270,199

	4/26/2016		45,000			147,600

William Alena	4/26/2016	164,800		79,200	3.28	184,481

	4/26/2016		30,000			98,400

Frederic Beckley	4/26/2016	139,069		79,200	3.28	184,481

	4/26/2016		30,000			98,400

Jonah Harris	4/26/2016	132,834		79,200	3.28	184,481

	4/26/2016		45,000			147,600

(1) These amounts for Messrs. Cook, Clark, Harris, Alena and Beckley represent target cash-based incentive awards made to the Named Executive Officers as approved by the Compensation Committee on April 26, 2016 under the Bonus Plan. Each bonus award represented a target payout based on performance percentages if certain Revenue, mobile DAU, and Adjusted EBITDA goals were met, as described in more detail in the discussion under “Performance-Based Bonuses” above. The Bonus Plan did not provide for threshold or maximum amounts payable for performance under the plan. The amounts in the target column (d) represent 100% achievement of the applicable performance goals. To the extent earned, the bonuses under the Bonus Plan are reported in the Non-Equity Incentive Plan Awards column (g) in the Summary Compensation Table.

(2) The restricted stock awards were granted to all Named Executive Officers on April 26, 2016 and vest in three equal increments on April 26 of 2017, 2018, and 2019. The restricted stock awards were granted under the 2012 Omnibus Incentive Plan.

(3) The stock options were granted to all Named Executive Officers on April 26, 2016 and vest as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017. The stock options were granted under the 2012 Omnibus Incentive Plan.

(4) The amounts in this column represents the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules. These amounts represent equity-based awards that are in the form of shares or options to purchase shares of common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

Outstanding Equity Awards at 2016 Fiscal Year End

Listed below is information with respect to unexercised options and stock that has not vested with respect to equity incentive awards granted to each of our Named Executive Officers as of December 31, 2016, all of which were granted under the 2012 Omnibus Incentive Plan:

		Option Awards					Stock Awards
Name (a)	Grant Date	No. of Securities Underlying Unexercised Options (#) Exercisable (b)	No. of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($)(e)	Option Expiration Date (f)	No. of Shares or Units of Stock that have not Vested (g)		Market Value of Shares or Units of Stock that have not Vested (h)
Geoffrey Cook	11/10/2011	450,000	-		4.24	11/10/2021	-		-
	5/7/2014	128,392	20,708	(1)	3.09	5/7/2024	-		-
	5/7/2014	-	-		-	N/A	34,633	(7)	170,741
	4/17/2015	233,333	186,667	(2)	1.76	4/17/2025	-		-
	4/17/2015	-	-		-	N/A	112,000	(8)	552,160
	4/26/2016	-	246,000	(3)	3.28	4/26/2026	-		-
	4/26/2016	-	-		-	N/A	99,000	(9)	488,070

David Clark	4/2/2013	300,000	-		2.31	4/2/2023	-		-
	5/7/2014	60,881	9,819	(1)	3.09	5/7/2024	-		-
	5/7/2014	-	-		-	N/A	16,433	(7)	81,015
	4/17/2015	109,723	87,777	(2)	1.76	4/17/2025	-		-
	4/17/2015	-	-		-	N/A	52,667	(8)	259,648
	4/26/2016	-	116,000	(3)	3.28	4/26/2026	-		-
	4/26/2016	-	-		-	N/A	45,000	(9)	221,850

William Alena	5/7/2014	6,527	6,528	(1)	3.09	5/7/2024	-		-
	5/7/2014	-	-		-	N/A	11,000	(7)	54,230
	4/17/2015	18,402	58,889	(2)	1.76	4/17/2025	-		-
	4/17/2015	-	-		-	N/A	35,333	(8)	174,192
	4/26/2016	-	79,200	(3)	3.28	4/26/2026	-		-
	4/26/2016	-	-		-	N/A	30,000	(9)	147,900

Frederic Beckley	1/1/2012	130,000	-		3.32	1/1/2022	-		-
	5/7/2014	6,527	6,528	(1)	3.09	5/7/2024	-		-
	5/7/2014	-	-		-	N/A	11,000	(7)	54,230
	4/17/2015	18,402	58,889	(2)	1.76	4/17/2025	-		-
	4/17/2015	-	-		-	N/A	35,333	(8)	174,192
	4/26/2016	-	79,200	(3)	3.28	4/26/2026	-		-
	4/26/2016	-	-		-	N/A	30,000	(9)	147,900

Jonah Harris	11/10/2011	50,000	-		4.24	11/10/2021	-		-
	5/16/2012	25,000	-		3.65	5/16/2022	-		-
	5/21/2014	15,667	7,833	(4)	1.90	5/21/2024	-		-
	5/21/2014	-	-		-	N/A	5,500	(10)	27,115
	5/6/2015	6,667	13,333	(5)	1.64	5/6/2025	-		-
	5/6/2015	-	-		-	N/A	17,000	(11)	83,810
	10/5/2015	29,167	45,833	(6)	1.60	10/5/2025	-		-
	10/5/2015	-	-		-	N/A	100,000	(12)	493,000
	4/26/2016	-	79,200	(3)	3.28	4/26/2026	-		-
	4/26/2016	-	-		-	N/A	45,000	(9)	221,850

(1) The options vest as to one-third on May 7, 2015, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 7, 2015.

(2) The options vest as to one-third on April 17, 2016, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 17, 2016.

(3) The options vest as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017.

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

(7) The restricted stock awards vest in equal increments on May 7, 2015, May 7, 2016, and May 7, 2017.

(8) The restricted stock awards vest in equal increments on April 17, 2016, April 17, 2017, and April 17, 2018.

(9) The restricted stock awards vest in equal increments on April 26, 2017, April 26, 2018 and April 26, 2019.

(10) The restricted stock awards vest in equal increments on May 21, 2015, May 21, 2016, and May 21, 2017.

(11) The restricted stock awards vest in equal increments on May 6, 2016, May 6, 2017, and May 6, 2018.

(12) The restricted stock awards vest in full on October 5, 2018.

Option Exercises and Stock Vested – 2016

The following table provides information regarding option exercises and stock award vesting for our Named Executive Officers in 2016.

	Option Awards		Stock Awards
Named Executive Officer (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (d)(1)		Value Realized on Vesting (e)
Geoffrey Cook	-	-	90,634	(2)	$291,414
David Clark	-	-	42,767	(3)	$137,512
William Alena	379,154	$1,535,559	55,334	(4)	$182,576
Frederic Beckley	186,654	$853,019	55,334	(4)	$182,576
Jonah Harris	-	-	34,833	(5)	$115,984

(1) Represents restricted stock awards that vested in 2016.

(2) Includes a restricted stock award of 103,900 shares that vested as to one-third on May 7, 2016, representing 34,634 shares vesting on May 7, 2016, with the balance vesting on May 7, 2017. Includes a restricted stock award of 168,000 shares that vested as to one-third on April 17, 2016, representing 56,000 shares vesting on April 17, 2016, with the balance vesting on April 17, 2017 and April 17, 2018.

(3) Includes a restricted stock award of 49,300 shares that vested as to one-third on May 7, 2016, representing 16,434 shares vesting on May 7, 2016, with the balance vesting on May 7, 2017. Includes a restricted stock award of 79,000 shares that vested as to one-third on April 17, 2016, representing 26,333 shares vesting on April 17, 2016, with the balance vesting on April 17, 2017 and April 17, 2018.

(4) Includes a restricted stock award of 33,000 shares that vested as to one-third on May 7, 2016, representing 11,000 shares vesting on May 7, 2016, with the balance vesting on May 7, 2017. Includes a restricted stock award of 80,000 shares that vested as to one-third on May 15, 2016, representing 26,666 shares vesting on May 15, 2016, that vested in full on May 15, 2016. Includes a restricted stock award of 53,000 shares that vested as to one-third on April 17, 2016, representing 17,667 shares vesting on April 17, 2016, with the balance vesting on April 17, 2017 and April 17, 2018.

(5) Includes a restricted stock award of 16,500 shares that vested as to one-third on May 21, 2016, representing 5,500 shares vesting on May 21, 2016, with the balance vesting on May 21, 2017. Includes a restricted stock award of 62,500 shares that vested as to one-third on May 15, 2016, representing 20,833 shares vesting on May 15, 2016, that vested in full on May 15, 2016. Includes a restricted stock award of 25,500 shares that vested as to one-third on May 6, 2016, representing 8,500 shares vesting on May 6, 2016, with the balance vesting on May 6, 2017 and May 6, 2018.

Pension Benefits

The Company does not provide pension benefits.

Nonqualified Deferred Compensation

The Company does not have nonqualified deferred compensation plans in which our Named Executive Officers participate.

Director Compensation

In 2016, non-employee directors were compensated with cash and stock options for service as a director, committee chairperson or committee member. The following table provides information regarding director compensation in 2016. The table does not include compensation for reimbursement of travel expenses related to attending Board and Committee meetings, which do not exceed $10,000 for 2016 for any non-employee director, except for Mr. Rhodes who required international travel to attend board meetings.

2016 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c) (1)	Total ($)(h)	Expense Reimbursement ($)
Spencer Rhodes (2)	66,500	55,760	112,260	32,607
John Abbott (3)	56,500	55,760	112,260	-
Jean Clifton (2)	41,500	55,760	97,260	-
Ernesto Cruz (2)	55,000	55,760	110,760	5,026
Jason Whitt (2)	30,500	55,760	86,260	-

(1) The amounts in this column represent the aggregate date fair value of the stock awards as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in restricted stock and do not reflect the actual amounts that may be realized by the directors.

(2) On April 26, 2016, each non-employee director received a restricted stock award of 17,000 shares for service as a director. All of the restrictions on the restricted stock awards will lapse on the first anniversary of the grant date. The non-employee directors received an annual retainer fee of $25,000, an additional committee chairman retainer fee of $7,000, $6,000, $5,000 and $2,000, for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively; and additional committee membership retainer fees of $7,000, $6,000, $5,000 or $1,000 for the Executive, Audit, Compensation and Nominating and Governance Committees, respectively.

(3) Mr. Abbott resigned from Board of Directors effective June 27, 2016.

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

• annual equity compensation consisting of a combination of restricted stock awards and/or stock options. Restricted stock awards vest the first anniversary of the date of grant, and stock options vest monthly over one year; and

• if a non-employee director is appointed to the Board in between annual stockholder meetings, the annual compensation payable to that director will be pro-rated for the remaining portion of the term in which the director is appointed to the Board, and the pro-rated portion of the equity compensation payable to that director will vest over the remaining portion of the term in which the director is appointed to the Board.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2016, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by shareholders.

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders
	2012	4,616,970		$2.44	4,109,092
	2006	3,041,686		$2.62	—
	Non-plan	316,456	(1)	$1.34	—
	Total	7,975,112		$2.60	4,109,092

Equity compensation plans not approved by security holders	2016	310,000		$6.02	440,000
Total		8,285,112			4,549,092

(1) The Board of Directors approved and our stockholders ratified the issuance of 443,038 of stock options under the Prior Plan outside of our stock incentive plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 24, 2017, by:

●	each person or entity known by us to beneficially own more than 5% of our common stock;

●	each of our Named Executive Officers;

●	each of our directors and nominees; and

●	all of our executive officers, directors and nominees as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
William Alena (2)	62,540	*
Frederic Beckley (3)	192,540	*
David Clark (4)	526,737	*
Jean Clifton (5)	70,217	*
Geoffrey Cook (6)	1,816,525	3.0%
Ernesto Cruz (7)	32,867	*
Jonah Harris (8)	136,597	*
Spencer Rhodes (9)	20,145	*
Jason Whitt (10)	51,717	*
All directors and executive officers as a group (9 persons) (11)	2,909,885	4.7%

Harvest Capital Strategies, LLC (12)	3,650,000	6.5%

*    Less than 1%

(1) Applicable percentages are based on 59,620,606 shares of common stock outstanding as of February 24, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, MeetMe believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2) Mr. Alena is an executive officer. Includes 71,274 shares issuable upon the exercise of vested stock options.

(3) Mr. Beckley is an executive officer. Includes 201,274 shares issuable upon the exercise of vested stock options.

(4) Mr. Clark is an executive officer. Includes 539,070 shares issuable upon the exercise of vested stock options.

(5) Ms. Clifton is a director. Includes 62,000 shares issuable upon the exercise of vested stock options.

(6) Mr. Cook is a director and executive officer. Includes 956,959 shares issuable upon the exercise of vested stock options.

(7) Mr. Cruz is a director. Includes 21,000 shares issuable upon the exercise of vested stock options.

(8) Mr. Harris became an executive officer on October 5, 2015. Includes 161,234 shares issuable upon the exercise of vested stock options.

(9) Mr. Rhodes is a director.

(10) Mr. Whitt is a director. Includes 43,500 shares issuable upon the exercise of vested stock options.

(11) Includes all executive officers and directors of MeetMe, Inc.

(12) This information is based solely on a review of a Schedule 13G/A filed with the SEC on February 14, 2017 by Harvest Capital Strategies, LLC, which beneficially owned 3,650,000 shares, and had sole voting power and shared dispositive power over 3,650,000 shares. The address of Harvest Capital Strategies, LLC: 600 Montgomery Street, Suite 1700, San Francisco, California 94111.

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

In 2016, Catherine Cook, VP Brand Strategy, earned a salary of $123,830, management incentive bonus of $32,325, $46,248 worth of restricted stock awards (RSAs), and $25,156 worth of stock options. Ms. Cook is the sister of Geoffrey Cook, our CEO and Director.  Matthew Eustice, VP Quality Assurance, earned a salary of $143,345, management incentive bonus of $37,813, $46,248 worth of restricted stock awards (RSAs), and $25,156 worth of stock options. Mr. Eustice is the brother-in-law of Geoffrey Cook, our CEO and Director.

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

Board and Board committee members as of February 24, 2017:

Name	Independent	Audit	Compensation	Governance	Executive
Spencer Rhodes	✔		Chairman		✔
Jean Clifton	✔	✔			Chairman
Geoffrey Cook					✔
Ernesto Cruz	✔	Chairman	✔	✔
Jason Whitt	✔	✔		Chairman

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

Principal Accountant Fees and Services

All of the services provided and fees charged by RSM US LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015, were approved by our Audit Committee. The following table shows the fees paid to RSM US LLP.

	December 31, 2016	December 31, 2015
Audit Fees (1)	$319,094	$221,711
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1) These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) These fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - see “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the consolidated financial statements or the notes thereto.

(3) Item 601 Exhibits - see list of Exhibits below.

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
2.4	Agreement and Plan of Merger among MeetMe, Inc., MeetMe Sub I, Inc., MeetMe Sub II, LLC, Skout, Inc. and Shareholder Representative Services LLC dated June 27, 2016.	8-K	6/20/10	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.4	Amended and Restated Bylaws	8-K	12/28/16	3.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	Amended and Restated 2012 Omnibus Incentive Plan**				Filed
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.17	Form of Amended and Restated Employment Agreement (William Alena, Frederic Beckley and Jonah Harris)**	10-Q	11/9/16	10.2
10.18	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3
10.19	Advertising Agreement with Beanstock Media, Inc.#	10-K	3/13/15	10.23

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.20	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.21	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.22	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.23	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.24	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.25	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.26	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.27	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.28	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.29	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.30	Form of Indemnification Agreement	8-K	12/6/13	10.1
10.31	Amended and Restated Common Stock Purchase Warrant – Series 2 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.1
10.32	Amended and Restated Common Stock Purchase Warrant – Series 3 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2017.

MEETME, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 8, 2017
Geoffrey Cook	(Principal Executive Officer)

/s/David Clark	Chief Financial Officer	March 8, 2017
David Clark	(Principal Financial and Accounting Officer)

/s/Spencer Rhodes	Director, Chairman of the Board of Directors	March 8, 2017
Spencer Rhodes

/s/Jean Clifton	Director	March 8, 2017
Jean Clifton

/s/Ernesto Cruz	Director	March 8, 2017
Ernesto Cruz

/s/Christopher Fralic	Director	March 8, 2017
Christopher Fralic

/s/Jason Whitt	Director	March 8, 2017
Jason Whitt

Exhibit Index

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement of Merger and Plan of Merger and Reorganization – Delaware Reincorporation	8-K	12/8/11	2.1
2.2	Agreement and Plan of Merger among Quepasa, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011*	8-K	7/20/11	2.1
2.3	Amendment to the Agreement and Plan of Merger among Quepasa Corporation, IG Acquisition Company and Insider Guides, Inc. dated July 19, 2011	8-K	9/21/11	2.1
2.4	Agreement and Plan of Merger among MeetMe, Inc., MeetMe Sub I, Inc., MeetMe Sub II, LLC, Skout, Inc. and Shareholder Representative Services LLC dated June 27, 2016.	8-K	6/20/10	2.1
3.1	Certificate of Incorporation	8-K	12/8/11	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/12	3.2
3.4	Amended and Restated Bylaws	8-K	12/28/16	3.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/10	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/11	4.1
10.3	Amended and Restated 2012 Omnibus Incentive Plan**				Filed
10.4	2012 Management Bonus Plan**	8-K	8/21/12	10.1
10.5	John Abbott Employment Agreement**	8-K	10/30/07	10.2
10.6	Abbott Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.18
10.7	Abbott Employment Agreement Amendment No. 2**	S-1	12/29/10	10.6
10.8	Abbott Employment Agreement Amendment No. 3**	10-K	3/13/15	10.8
10.9	Michael Matte Employment Agreement**	8-K	10/30/07	10.3
10.10	Matte Employment Agreement Amendment No. 1**	10-KSB	3/31/08	10.21
10.11	Matte Employment Agreement Amendment No. 2**	S-1	12/29/10	10.9
10.12	Matte Employment Agreement Amendment No. 3**	10-K	3/14/13	10.11
10.13	Geoffrey Cook Employment Agreement**	8-K	7/20/11	10.5
10.14	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/13	10.2
10.15	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/13	10.1
10.16	David Clark Employment Agreement **	10-Q	5/10/13	10.3
10.17	Form of Amended and Restated Employment Agreement (William Alena, Frederic Beckley, and Jonah Harris)**	10-Q	11/9/16	10.2
10.18	Form of Media Publisher Agreement with Beanstock Media Inc.#	10-Q	11/8/13	10.3
10.19	Advertising Agreement with Beanstock Media, Inc.#	10-K	3/13/15	10.23
10.20	Amendment No. 1 to Advertising Agreement with Beanstock Media, Inc.#	10-Q	5/8/15	10.1
10.21	Amendment of and Joinder to Advertising Agreement with Beanstock Media, Inc.	10-Q	5/8/15	10.2
10.22	Notice of Termination, dated June 2, 2015	8-K	6/3/15	10.1
10.23	Amendment No. 2 to Advertising Agreement with Beanstock Media, Inc.	10-Q	8/4/15	10.1
10.24	RSI LLC Promissory Note	8-K	1/30/08	10.12
10.25	MeetMoi LLC Promissory Note	10-Q	5/10/13	10.4
10.26	Form of Employee Option Agreement	10-K	3/14/12	10.22
10.27	Form of Director Option Agreement**	10-K	3/14/13	10.27
10.28	Form of Indemnification Agreement	S-4	8/11/11	10.29
10.29	Form of Indemnification Agreement – Lewis	S-4	8/11/11	10.30
10.30	Form of Indemnification Agreement	8-K	12/6/13	10.1

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.31	Amended and Restated Common Stock Purchase Warrant – Series 2 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.1
10.32	Amended and Restated Common Stock Purchase Warrant – Series 3 with F. Stephan Allen dated December 22, 2015	8-K	12/24/15	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished
32.2	Certification of Principal Financial Officer (Section 906)				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****  Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

Meet Me, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited the accompanying consolidated balance sheets of MeetMe, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeetMe, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MeetMe, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of MeetMe, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MeetMe, Inc.

We have audited MeetMe, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MeetMe, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Skout, LLC from its assessment of internal control over financial reporting as of December 31, 2016, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2016. We have also excluded Skout, LLC from our audit of internal control over financial reporting. Skout, LLC is a wholly owned subsidiary whose total assets and net income represent approximately 34% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

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

In our opinion, MeetMe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of MeetMe, Inc. and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 8, 2017

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,852,531	$19,298,038
Accounts receivable, net of allowance of $283,000 and $133,000 at December 31, 2016 and 2015, respectively	23,737,254	16,509,291
Prepaid expenses and other current assets	1,489,267	970,239
Total current assets	47,079,052	36,777,568
Restricted cash	393,484	—
Goodwill	114,175,554	70,646,036
Property and equipment, net	2,466,110	2,610,307
Intangible assets, net	17,010,565	1,278,498
Deferred taxes	28,253,827	—
Other assets	110,892	178,264
TOTAL ASSETS	$209,489,484	$111,490,673
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,350,336	$2,776,710
Accrued liabilities	8,395,060	4,127,634
Current portion of capital lease obligations	221,302	366,114
Deferred revenue	434,197	293,414
Total current liabilities	14,400,895	7,563,872
Long-term capital lease obligations, less current portion, net	—	221,302
Other liabilities	—	1,035,137
TOTAL LIABILITIES	$14,400,895	$8,820,311
COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized - 5,000,000 Shares; Convertible Preferred Stock Series A-1, $.001 par value; authorized - 1,000,000 shares; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	$—	$—
Common stock, $.001 par value; authorized - 100,000,000 Shares; 58,945,607 and 47,179,486 shares issued and outstanding at December 31, 2016 and 2015, respectively	58,949	47,183
Additional paid-in capital	351,873,801	300,725,791
Accumulated deficit	(156,844,161)	(198,102,612)
Accumulated other comprehensive loss	—	—
Total stockholders' equity	195,088,589	102,670,362
Total liabilities and stockholders' equity	$209,489,484	$111,490,673

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	2016	2015	2014
Revenues	$76,124,109	$56,903,773	$44,817,436

Operating Costs and Expenses:
Sales and marketing	15,089,987	6,618,837	7,277,719
Product development and content	25,790,173	24,615,304	28,324,443
General and administrative	9,494,804	14,534,861	8,017,970
Depreciation and amortization	4,069,211	3,140,205	4,223,507
Acquisition and restructuring costs	2,457,295	—	120,202
Total Operating Costs and Expenses	56,901,470	48,909,207	47,963,841

Income (Loss) from Operations	19,222,639	7,994,566	(3,146,405)

Other Income (Expense):
Interest income	21,185	21,037	10,352
Interest expense	(19,388)	(459,962)	(1,052,620)
Change in warrant liability	(864,596)	(616,607)	226,508
Loss on cumulative foreign currency translation adjustment	—	(856,438)	—
Gain on foreign currency adjustment	33,416	—	—
Gain on sale of asset	—	163,333	—
Total Other Expense	(829,383)	(1,748,637)	(815,760)

Income (Loss) before Benefit (Provision) for Income Taxes	18,393,256	6,245,929	(3,962,165)
Benefit (provision) for income taxes	27,875,362	(276,301)	—
Net Income (Loss)	$46,268,618	$5,969,628	$(3,962,165)

Basic and diluted net income (loss) per common stockholders:
Basic net income (loss) per common stockholders	$0.89	$0.13	$(0.10)
Diluted net income (loss) per common stockholders	$0.80	$0.12	$(0.10)

Weighted-average shares outstanding:
Basic	51,963,702	45,419,175	41,328,699
Diluted	57,745,652	49,535,826	41,328,699

Other comprehensive income (loss):
Net income (loss)	$46,268,618	$5,969,628	$(3,962,165)
Foreign currency translation adjustment	—	—	(99,523)
Comprehensive income (loss)	$46,268,618	$5,969,628	$(4,061,688)

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—December 31, 2013	1,000,000	$1,000	38,477,359	$38,481	$282,496,996	$(200,110,075)	$(618,352)	$81,808,050
Vesting of stock options for compensation	—	—	—	—	3,718,314	—	—	3,718,314
Exercise of warrants	—	—	89,230	89	174,802	—	—	174,891
Issuance of common stock	—	—	5,750,000	5,750	10,599,152	—	—	10,604,902
Issuance of common stock for vested RSAs	—	—	556,475	557	(557)	—	—	—
Exercise of stock options	—	—	38,834	39	12,459	—	—	12,498
Cancellation of common stock	—	—	(1,864)	(2)	2	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(99,523)	(99,523)
Net loss	—	—	—	—	—	(3,962,165)	—	(3,962,165)
Balance—December 31, 2014	1,000,000	$1,000	44,910,034	$44,914	$297,001,168	$(204,072,240)	$(717,875)	$92,256,967
Vesting of stock options for compensation	—	—	—	—	2,916,427	—	—	2,916,427
Stock compensation expense for warrant modification	—	—	—	0	425,538	—	—	425,538
Issuance of common stock for vested RSAs	—	—	557,603	557	(557)	—	—	—
Exercise of stock options	—	—	231,900	232	383,695	—	—	383,927
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,479,949	1,480	(480)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(138,563)	(138,563)
Loss on cumulative currency translation adjustment	—	—	—	—	—	—	856,438	856,438
Net income	—	—	—	—	—	5,969,628	—	5,969,628
Balance—December 31, 2015	—	$—	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362
Vesting of stock options for compensation	—	—	—	—	3,567,987	—	—	3,567,987
Exercise of stock options	—	—	4,693,918	4,694	8,841,370	—	—	8,846,064
Exercise of warrants	—	—	1,763,340	1,763	6,368,305	—	—	6,370,068
Issuance of common stock for Skout acquisition	—	—	5,222,017	5,222	32,371,283	—	—	32,376,505
Issuance of common stock for vested RSAs	—	—	934,991	935	(935)	—	—	—
Repurchase and retirement of common stock	—	—	(848,145)	(848)	—	(5,010,167)	—	(5,011,015)
Net income	—	—	—	—	—	46,268,618	—	46,268,618
Balance—December 31, 2016	—	$—	58,945,607	$58,949	$351,873,801	$(156,844,161)	$—	$195,088,589

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$46,268,618	$5,969,628	$(3,962,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,069,211	3,140,205	4,223,507
Gain on sale of asset	—	(163,333)	—
Vesting of stock options for compensation	3,567,987	2,916,427	3,718,313
Stock compensation expense for warrant modification	—	425,538	—
Deferred taxes	(28,096,716)	—	—
Loss on cumulative foreign currency translation adjustment	—	856,438	—
Gain on foreign currency adjustment	(33,416)	—	—
Bad debt expense (recovery)	150,000	(453,000)	91,000
Change in warrant liability	864,596	616,607	(226,508)
Amortization of discounts on notes payable and debt issuance costs	—	184,868	522,096
Changes in operating assets and liabilities:
Accounts receivable	(3,231,037)	(7,023,840)	985,423
Prepaid expenses, other current assets and other assets	(171,277)	(19,967)	(326,114)
Accounts payable and accrued liabilities	2,583,211	684,745	(372,038)
Deferred revenue	(48,282)	74,929	(57,277)
Net cash provided by operating activities	25,922,895	7,209,245	4,596,237
Cash flows from investing activities:
Purchase of property and equipment	(1,020,582)	(1,769,964)	(1,112,487)
Acquisition of Skout, Inc., net of cash and restricted cash acquired	(29,910,929)	—	—
Purchase of trademarks and domain names	(9,500)	—	—
Proceeds from sale of asset	—	255,000	—
Net cash used in investing activities	(30,941,011)	(1,514,964)	(1,112,487)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,846,065	383,927	12,498
Proceeds from exercise of warrants	4,470,335	—	—
Purchases of common stock	(5,011,015)	—	—
Net proceeds from the issuance of common stock	—	—	10,604,902
Payments of capital leases	(366,114)	(872,761)	(986,449)
Payments on long-term debt	—	(2,809,806)	(2,333,966)
Net cash provided by (used in) financing activities	7,939,271	(3,298,640)	7,296,985
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate on cash	2,921,151	2,395,641	10,780,735
Effect of foreign currency exchange rate on cash	26,826	(138,653)	(70,217)
Net increase in cash, cash equivalents, and restricted cash	2,947,977	2,256,988	10,710,518
Cash, cash equivalents, and restricted cash at beginning of period	19,298,038	17,041,050	6,330,532
Cash, cash equivalents, and restricted cash at end of period	$22,246,015	$19,298,038	$17,041,050
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,228	$275,094	$530,062
Supplemental disclosure of non-cash investing and financing Activities:
Purchase of property and equipment through capital leases	$—	$—	$805,074
Equity consideration attributable to the acquisition of Skout, Inc.	$32,376,505	$—	$—
Warrant exercise settlement	$1,899,733	$—	$174,891

See notes to consolidated financial statements.

MEETME, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1—Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

MeetMe, Inc. (the “Company,” “MeetMe,” “us” or “we”) is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitates interactions among users and encourages users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. Through this strategy of consolidation, we intend to apply a centralized discipline to learnings, best practices and technologies across our brands in order to increase growth, reduce costs and maximize profitability. On October 3, 2016, the Company completed its acquisition of Skout, Inc. (“Skout”), a leading global mobile network for meeting new people.

MeetMe’s platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active and growing global user base, and sophisticated data science for highly effective hyper-targeting. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, MeetMe is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere--not just subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met — a sort of digital coffeehouse where everyone belongs. Over the years, MeetMe’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships – even marriages.

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve. As the MeetMe networks grow and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Principles of Consolidation

The consolidated financial statements include the accounts of MeetMe and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda, which was dissolved during the fourth quarter of 2016, and Skout, LLC (“Skout”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

During the years ended December 31, 2016, 2015 and 2014, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker; and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the years ended December 31, 2016, 2015 and 2014, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 88%, 85% and 78% of the Company’s revenue came from advertising during the years ended December 31, 2016, 2015 and 2014, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users. The Company offers in-app products such as Credits and Points. Users buy Credits or Points to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits and Points can be purchased using iTunes and Google checkout on mobile applications. Platform users do not own the Credits or Points but have a limited right to use the Credits or Points on virtual products offered for sale on the Company’s platforms. Credits and Points are non-refundable, the Company may change the purchase price of Credits or Points at any time, and the Company reserves the right to stop issuing Credits and Points in the future. The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits or Points are used by the customer; or (ii) the Company determines the likelihood of the Credits or Points being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits or Points to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credit’s sale and is included in revenue in the consolidated statements of operations and comprehensive income (loss). Breakage recognized during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $845,000 and $910,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

Beanstock was obligated to pay for all advertising requests that the Company delivered, whether or not Beanstock filled them. For the U.S., Beanstock was obligated to pay the Company specified CPM rates plus a percentage of revenue in excess of those rates; for the rest of the world, Beanstock was obligated to pay the Company 90% of its net ad revenue for the Site.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $0, $2,160,000 and $9,800,000 under the terms of the Web Agreement, respectively. On June 2, 2015, the Company terminated the Web Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its web advertising inventory in-house. In the third quarter of 2015, the Company determined that the $1.3 million receivable in connection with the Web Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

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

Beanstock was required to pay for all ad requests that the Company delivered whether or not Beanstock filled them. Beanstock was required to pay specified CPM rates depending on the type of ad; provided, however, that if more than a stated percentage of impressions originated outside of the U.S. and Canada, then Beanstock was required to pay the Company a percentage of Beanstock’s gross revenue relating to such international ad impressions in excess of that percentage.

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

For the year ended December 31, 2016 and 2015, the Company recognized $0 and $5.2 million under the terms of the Mobile Agreement. On June 2, 2015, the Company terminated the Mobile Agreement as a result of non-payment by Beanstock of amounts owed, and resumed managing its mobile advertising inventory in-house. In the third quarter of 2015, the Company determined that the $4.4 million receivable in connection with the Mobile Agreement was deemed uncollectible and as a result the Company incurred a bad debt expense of the entire amount.

In 2015, the accounts receivable balance written-off under both agreements was $5.7 million. In addition, Beanstock owes the Company $4.0 million under the Mobile Agreement of liquidated damages that have not been recorded in the financial statements and are not included in the $5.7 million bad debt write-off.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $0, $5.1 million and $19.8 million in revenue under the terms of the Pinsight Agreement, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Restricted Cash

Restricted cash consists primarily of a certificate of deposit that is required as security for a letter of credit in connection with the lease of a U.S. facility. The amount available under the letter of credit was $393,484 at December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit on a non-collateralized basis to both U.S. and international customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2016	$133,000	$152,587	$2,587	$283,000
Year Ended December 31, 2015	$586,000	$181,398	$634,398	$133,000
Year Ended December 31, 2014	$495,000	$367,000	$276,000	$586,000

Business Acquisitions

The Company accounts for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date.

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash on the achievement of certain performance measures for up to 1 year ending after the acquisition date. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated statements of operations and comprehensive income (loss). See Note 2 for more information on the Company’s business acquisitions.

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable the net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company performs its annual impairment test in conjunction with preparing its fourth quarter financial results immediately following the end of the calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company has determined that there are two reporting units, MeetMe, Inc. and Skout, LLC.

Related to the Skout, LLC acquisition, accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships and mobile applications and are initially recorded at fair value. Amortization is recorded using the straight-line and accelerated methods over the estimated useful lives of the assets except for advertising customer relationships which are amortized using the straight-line method over the average contract term.

	Years
Trademarks	5	to	10
Domain names	5	to	10
Mobile applications, purchased and internally developed	1	to	5
Advertising customer relationships	3	to	10

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Property and equipment acquired in business combinations is stated at fair value. The cost of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. When capitalized assets are retired or sold, the cost and related accumulated depreciation or amortization is removed from the accounts, with any gain or loss reflected in operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	Years
Software	2	to	3
Servers and computer equipment	3	to	5
Office furniture and equipment	5	to	10

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the improvement or the lease term.

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of the Company. For the years ended December 31, 2016, 2015 and 2014, the Company determined that no impairment charge was necessary.

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

The carrying amounts of the Company’s financial instruments of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. Certain common stock warrants were carried at fair value as disclosed in Note 3. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2016, the Company’s contingent consideration liability had a fair value of $3.0 million. See Note 2 for more information regarding the Company’s contingent consideration liability.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	For the Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$46,268,618	$5,969,628	$(3,962,165)

Denominator:
Weighted-average shares outstanding—basic	51,963,702	45,419,175	41,328,699
Effect of dilutive securities	5,781,950	4,116,651	—
Weighted-average shares outstanding—diluted	57,745,652	49,535,826	41,328,699

Basic income (loss) per share	$0.89	$0.13	$(0.10)
Diluted income (loss) per share	$0.80	$0.12	$(0.10)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	For the Year Ended December 31,
	2016	2015	2014
Stock options	2,832,961	8,052,962	9,618,102
Unvested restricted stock awards	—	184,954	1,418,227
Warrants	345,202	2,740,521	2,812,414
Convertible preferred stock	—	—	1,479,949
Totals	3,178,163	10,978,437	15,328,692

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to the Beanstock write-offs described above, the Company has no history of significant losses from uncollectible accounts. During the years ended December 31, 2016, 2015 and 2014, three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 50%, 41% and 66% of total revenues, respectively. Three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 49%, 52% and 66% of accounts receivable as of December 31, 2016, 2015 and 2014, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The Company issued warrants on its own common stock in conjunction with the term loan discussed in Note 7. These warrants meet the definition of a derivative and are reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Stock-Based Compensation

The fair value of share-based payments is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management expects to adopt the new standard using the modified retrospective method. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. The Company has engaged a third-party to assist in the assessment and implementation of this standard. They are beginning to assess the impact that these standards will have on our financial position and results of operations. Management expects to adopt the new standard using the modified retrospective method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The amendments of ASU No. 2016-09 were issued as part of the FASB's Simplification Initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 had a $3.2 million tax benefit on the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased the deferred tax asset by the same amount on the Consolidated Balance Sheet.

.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets held. ASU No. 2016-13 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company has elected to early adopt this new standard and it will be applied retrospectively to all periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments of ASU No. 2017-01 provide guidance, including an enhanced framework, to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes the adoption of this new standard will have no material impact on its consolidated financial statements and plans to apply its provisions prospectively.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The Board is issuing the amendments in this update to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company is required to apply the amendments in this for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has evaluated this standard and believes it will not have a material impact on its consolidated financial position or results of operation.

Note 2—Acquisition of Skout

On June 27, 2016, MeetMe, Inc., and its wholly-owned subsidiaries, MeetMe Sub I, Inc., a Delaware corporation, and MeetMe Sub II, LLC, a Delaware limited Liability Corporation, (together, “MeetMe”) entered into a Merger agreement with Skout, a California corporation, pursuant to which MeetMe agreed to acquire 100% of the issued and outstanding shares of common stock of Skout for estimated cash consideration of $30.3 million, net of cash acquired of $2.9 million, 5,222,017 shares of MeetMe common stock, and $3.0 million was recorded as a contingent consideration liability. The transaction closed October 3, 2016.

The following is a summary of the estimate of consideration transferred:

At October 3, 2016
Cash consideration (1)	$33,155,532
Equity consideration	32,376,505
Contingent consideration	3,000,000
Total estimated consideration	$68,532,037

(1) Cash consideration includes a $2.9 million escrow payment to be paid out 18 months from the date of the transaction.

The following is a purchase price allocation as of the October 3, 2016 acquisition date:

At October 3, 2016
Cash and cash equivalents	$2,851,338
Accounts receivable	4,146,927
Prepaid expenses and other current assets	280,379
Restricted cash	393,261
Property and equipment	396,998
Deferred tax asset	157,111
Intangible assets	18,230,000
Accounts payable	(1,055,802)
Accrued expenses and other current liabilities	(208,628)
Deferred revenue	(189,066)
Net assets acquired	$25,002,518
Goodwill	43,529,519
Total consideration	$68,532,037

The fair value of the Skout trademark was determined using an income approach, the fair value of software acquired, which represents the primary platform on which the Skout apps operate, was determined using a cost approach and the preliminary fair value of customer relationships was determined using an excess earnings approach. The preliminary amounts assigned to the identifiable intangible assets are as follows:

Fair Value
Skout trademark	$7,155,000
Software	2,500,000
Customer relationships	8,575,000
Identifiable intangible assets	$18,230,000

The acquisition of Skout, LLC calls for contingent consideration of up to $1.5 million for each founder, $3 million in total, based on the Company achieving certain financial targets. The payment of the contingent consideration is due one-year from closing. Based on the probability of achieving the financial targets, Management has determined that the fair value of the contingent consideration at the closing date and December 31, 2016 is $3 million.

The operating results of Skout for the period from October 3, 2016 to December 31, 2016, including revenues of $7.2 million and net income of $0.8 million, have been included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016. The Company incurred a total of $2.5 million in transaction costs in connection with the acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016.

Pro Forma Impact

The following unaudited pro forma condensed consolidated financial information has been prepared to illustrate the effects of the acquisition of Skout, which closed on October 3, 2016. The historical consolidated financial information has been adjusted in the unaudited pro forma condensed combined financial statements to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and, with respect to the statements of operations, expected to have a continuing impact on the results of operations.

The unaudited pro forma condensed consolidated statements of operations do not reflect future events that may occur after the completion of the acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies and certain one-time charges MeetMe expects to incur in connection with the acquisition, including, but not limited to, costs in connection with integrating the operations of Skout.

These unaudited pro forma condensed consolidated financial statements are for informational purposes only. They do not purport to indicate the results that would actually have been obtained had the acquisition been completed on the January 1, of the periods presented, or which may be realized in the future. There can be no assurance that such finalization will not result in material changes from the preliminary accounting for the Skout acquisition included in the accompanying unaudited pro forma condensed combined financial statements.

	2016	2015
Revenues	$95,759,654	$80,689,512
Net income (loss)	$49,184,274	$1,042,308
Basic net income per common stockholders	$0.88	$0.02
Diluted net income per common stockholders	$0.80	$0.02

Note 3—Fair Value Measurements

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

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds, restricted cash, and warrants to purchase common stock. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Assets
Money market	$7,586,810	$—	$—	$7,586,810
Restricted cash	393,484	—	—	393,484
Total assets	$7,980,294	$—	$—	$7,980,294
Liabilities
Warrants to purchase common stock	$—	$—	$—	$—
Contingent consideration	—	—	3,000,000	3,000,000
Total liabilities	$—	$—	$3,000,000	$3,000,000
December 31, 2015
Assets
Money market	$10,029,275	$—	$—	$10,029,275
Total assets	$10,029,275	$—	$—	$10,029,275
Liabilities
Warrants to purchase common stock	$—	$—	$1,035,137	$1,035,137
Total liabilities	$—	$—	$1,035,137	$1,035,137

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

	Contingent Consideration	Convertible Common Stock Warrant Liability
Balance as of December 31, 2014	$—	$418,530
Changes in estimated fair value	—	616,607
Balance as of December 31, 2015	—	$1,035,137
Changes in estimated fair value	—	864,596
Amounts acquired or issued	3,000,000
Warrant exercise	—	(1,899,733)
Balance as of December 31, 2016	$3,000,000	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between levels within the hierarchy during the years ended December 31, 2016 and 2015.

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities was estimated using the Black-Scholes option pricing model. The change in the fair value of the warrant liability of each reporting period was recorded on the consolidated statements of operations and comprehensive income (loss). On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of their outstanding 341,838 liability-classified warrants, which were net settled into common shares in the third quarter of 2016. As a result of the warrant exercise, no remeasurement of the warrant liability occurred subsequent to the exercise, and the balance in the warrant liability account is $0 as of December 31, 2016.

Nonrecurring Fair Value Measurements

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires separate quantitative disclosures about the fair value measurements for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis for the years ended December 31, 2016 and 2015.

Note 4—Goodwill

The Company assesses goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. Management believes the Company has two reporting units.

As of December 31, 2016, the Company completed its annual impairment test. The Company’s management considered both a market approach using comparable company method and income approach using a discounted cash flow method which it believes to be an appropriate valuation methodology.

The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as sales revenues as well as an estimated control premium. The Company’s discounted cash flow model is highly reliant on various assumptions, including estimates of future cash flows, growth rates, discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving its estimated cash flow forecast. These assumptions are based on significant inputs not easily observable in the market and thus represent Level 3 measurements within the fair value hierarchy. A discount rate of 13.5% was used, as well as assumptions of growth in revenues of 13.5% and 5.8% over the next 2 years before a terminal value was estimated. The discount rate was determined using the weighted average cost of capital for a typical market participant. The Company also notes that the conclusion of value was not overly sensitive to changes in the growth rates used in our analysis. Had the growth rates for the next 2 years been 1% lower, the aggregate valuation conclusion would have decreased by less than 2%. The Company believes the discount rate and other inputs and assumptions are reasonable and consistent with those that a market participant would use.

The Company evaluated the recoverability of goodwill by estimating the fair value of the Skout, LLC using multiple techniques, including an income approach using a discounted cash flow model and a market approach. Based on an equal weighting of the results of these two approaches, a conclusion of fair value was estimated. The fair value is then compared to the carrying value of the Company’s reporting unit. As the fair value of Skout, LLC is not less than its carrying value, the Company did not need to perform step 2 of the analysis to determine any impairment loss.

At December 31, 2016, the Company concluded that the fair value of the Company’s reporting units exceeded their carrying value. The most recent analysis concluded that the excess of fair value over carrying amounts as of December 31, 2016 was $276.9 million, which was more than 155.7% of the reporting units’ carrying amount.

Changes in the carrying amount of goodwill consisted of the following at December 31:

	2016	2015
Balance at January 1	$70,646,036	$70,646,036
Goodwill acquired during the year	43,529,518	—
Balance at December 31	$114,175,554	$70,646,036

Note 5—Intangible Assets

Intangible assets consist of the following:

	December 31, 2016	December 31, 2015
Trademarks and domains names	$13,014,494	$5,849,994
Advertising customer relationships	9,740,000	1,165,000
Mobile applications	4,225,000	1,725,000
	26,979,494	8,739,994
Less accumulated amortization	(9,968,929)	(7,461,496)
Intangible assets - net	$17,010,565	$1,278,498

Amortization expense was $2.5 million, $1.5 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
2017	$4,769,829
2018	4,096,590
2019	3,042,417
2020	2,123,295
2021	1,472,256
Thereafter	1,506,178
Total	$17,010,565

Note 6—Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Servers, computer equipment and software	$10,273,823	$9,105,086
Office furniture and equipment	232,217	57,359
Leasehold improvements	443,123	369,137
	10,949,163	9,531,582
Less accumulated depreciation/amortization	(8,483,053)	(6,921,275)
Property and equipment, net	$2,466,110	$2,610,307

The above amounts as of December 31, 2016 and 2015 include certain leases accounted for as capital leases. The total cost, net of accumulated depreciation, of property and equipment recorded under capital leases at December 31, 2016 and 2015 was approximately $212,000 and $513,000, respectively (see Note 8).

Property and equipment depreciation and amortization expense was $1.6 million, $1.6 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7—Long-Term Debt

Senior Loans Payable

Term Loan

On April 29, 2013, the Company entered into an $8.0 million loan and security agreement with Venture Lending & Leasing VI, Inc. & Venture Lending and Leasing VII, Inc., at an 11% fixed interest rate, maturing in 36 months, and which was able to be drawn in three tranches (the “Loan”). On April 29, 2013, the Company drew $5.0 million on the facility. Interest was payable monthly for the first six months of the loan term, and monthly principal and interest payments were due thereafter through the maturity date. The Company issued warrants to each of the lenders in conjunction with the loan facility with an initial aggregate exercise price of $800,000, which increased by $200,000 with the first tranche and would have increased by $300,000 with the second and third tranche draw down of the Loan had the Company drawn on either tranche. The Loan is net of the initial value of the warrants. The initial value of the warrants has been capitalized within the other assets section of the consolidated balance sheets and is being amortized utilizing the effective interest method over the term of the loan. Amortization expense was $0, $184,868 and $295,588 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included on the consolidated statements of operations and comprehensive income (loss) in interest expense. The lenders had a priority first security lien on substantially all assets of the Company. As of December 31, 2016 and 2015, the Company has repaid all outstanding indebtedness under the Term Loan.

Note 8—Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Capital Leases

The Company leases certain fixed assets under capital leases that expire through 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services. Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due monthly through October 2017. The Company did not enter into any new capital lease agreements for the year ended December 31, 2016.

A summary of minimum future rental payments required under capital and operating leases as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases
2017	$225,879	$2,370,608
2018	—	732,916
2019	—	420,154
2020	—	432,758
2021	—	445,741
2022	—	112,253
Total minimum lease payments	$225,879	$4,514,430
Less: Amount representing interest	4,577
Total present value of minimum payments	221,302
Less: Current portion of such obligations	221,302
Long-term capital lease obligations	$—

Rent expense for the operating leases was $2.0 million, $1.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Retirement Plan

The Company maintains the MeetMe, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under of the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing company match contributions to the plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $417,000, $379,000 and $299,000 for the years ended December 31, 2016, 2015 and 2014. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the consolidated statements of operations.

Note 9—Stockholder’s Equity

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000. MATT Inc. was an existing stockholder of the Company. The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and had voting rights on a converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. On November 27, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock, all of which were sold by MATT, Inc. in December 2015.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued 4,693,918 shares and 231,900 shares of common stock in connection with the exercises of stock options during the years ended December 31, 2016 and 2015. The Company issued 934,991 shares and 557,603 shares of common stock in connection with the vesting of restricted stock awards during the years ended December 31, 2016 and 2015. The Company issued 1,763,340 shares during the year ended December 31, 2016 in connection with the exercise of warrants. No warrants were exercised during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, 200,000 and 0 warrants expired, respectively.

In September 2015, the Board of Directors authorized a $1 million share repurchase program (the “2015 Repurchase Program”) relating to the Company’s common stock. In October 2015, the Board of Directors increased the authorized amount to $3 million. The 2015 Repurchase Program expired on April 30, 2016. The Company did not repurchase any of our common stock under the 2015 Repurchase Program.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The 2016 Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. During 2016, 2015 and 2014, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statements of operations and comprehensive income (loss) as follows:

	For the Years Ended December 31,
	2016	2015	2014
Sales and marketing	$354,088	$309,708	$440,284
Product development and content	1,528,547	1,197,696	2,033,009
General and administrative	1,685,352	1,409,023	1,336,916
Total stock-based compensation for vesting of options and RSA's	3,567,987	2,916,427	3,810,209
Warrant modification	—	425,538	—
Total stock-based compensation expense	$3,567,987	$3,341,965	$3,810,209

As of December 31, 2016, the Company had $3.4 million of unrecognized compensation cost related to stock options, which will be recognized over the remaining weighted-average vesting period of approximately two years. As of December 31, 2016, the Company had $3.0 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of December 31, 2016, there were approximately 4.5 million shares of common stock available for grant. A summary of stock option activity under the 2012 Plan during the year ended December 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,972,378	$2.06
Granted	768,200	3.35
Exercised	(796,055)	2.04
Forfeited or expired	(121,668)	1.96
Outstanding at December 31, 2016	2,822,855	$2.42	8.2	$7,107,620
Exercisable at December 31, 2016	1,333,021	$2.19	7.5	$3,647,683

The total intrinsic values of options exercised during the years ended December 31, 2016, 2015 and 2014 were $3.2 million, $0.1 million and $0, respectively.

The weighted-average grant-date fair value of stock options granted to employees in the years ended December 31, 2016, 2015 and 2014 was $3.35, $1.79 and $2.67 per share, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.39%	1.37%	1.62%
Expected term (in years)	6.0	5.9	5.9
Expected dividend yield	—	—	—
Expected volatility	84%	87%	82%

Restricted Stock Awards

The Company granted 826,850 RSAs during the year ended December 31, 2016. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of $2.1 million, $1.5 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. A summary of RSA activity under the 2012 Plan during the year ended December 31, 2016 is as follows:

RSA's	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2015	2,072,957	$1.84
Granted	826,850	3.28
Exercised	(934,991)	1.87
Forfeited or expired	(170,701)	2.13
Outstanding at December 31, 2016	1,794,115	$2.46
Unvested at December 31, 2016	1,794,115	$2.46

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

A summary of stock option activity under the 2006 Stock Plan during the year ended December 31, 2016 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,844,301	$2.22
Granted	—	—
Exercised	(3,771,281)	1.87
Forfeited or expired	(31,334)	4.92
Outstanding at December 31, 2016	3,041,686	$2.62	2.9	$7,143,638
Exercisable at December 31, 2016	2,997,507	$2.60	2.9	$7,089,298

The total intrinsic values of options exercised during the years ended December 31, 2016, 2015 and 2014 were $15.3 million, $0.1 million and $0, respectively.

2016 Plan

On October 3, 2016, in connection with the closing of the Skout acquisition, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan ( the “2016 Stock Plan”) in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the Skout acquisition, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company.

A summary of stock option activity under the 2016 Stock Plan during the year ended December 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	—	$—
Granted	372,500	6.03
Exercised	—	—
Forfeited or expired	(62,500)	6.12
Outstanding at December 31, 2016	310,000	$6.02	9.8	$700
Exercisable at December 31, 2016	—	$—	$—	$—

The total intrinsic values of options exercised during the years ended December 31, 2016, 2015 and 2014 were $0.

The weighted-average grant-date fair value of stock options granted to employees in the year ended December 31, 2016 was $6.03 per share. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2016:

Risk-free interest rate	1.21%
Expected term (in years)	6.0
Expected dividend yield	—
Expected volatility	85%

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. A summary of Non-Plan option activity during the year ended December 31, 2016 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	443,038	$1.34
Granted	—	—
Exercised	(126,582)	1.34
Forfeited or expired	—	—
Outstanding at December 31, 2016	316,456	$1.34	2.9	$1,136,077
Exercisable at December 31, 2016	316,456	$1.34	2.9	$1,136,077

The total intrinsic values of options exercised during the year ended December 31, 2016 were $0.4 million. For the years ended December 31, 2015 and 2014 the intrinsic value of the options exercised were $0.

Note 10—Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of December 31,			Weighted- average		Balance Sheet Classification as of December 31,
	2016	2015	2014	exercise price	Expiration	2016	2015	2014
Venture Lending & Leasing VI, Inc.	—	170,919	170,919	$1.96	2/28/2024	Liability	Liability	Liability
Venture Lending & Leasing VII, Inc.	—	170,919	170,919	$1.96	2/28/2024	Liability	Liability	Liability
Allen, F. Stephen Series 2	—	450,000	500,000	$3.55	6/21/2017	Equity	Equity	Equity
Allen, F. Stephen Series 3	425,000	500,000	500,000	$3.55	6/21/2017	Equity	Equity	Equity
OTA LLC	250,000	—	—	$3.55	6/21/2017	Equity	Equity	Equity
Stearns, Robert	—	200,000	200,000	$3.55	3/21/2016	Equity	Equity	Equity
MATT Series #1	—	270,576	270,576	$2.75	9/19/2016	Equity	Equity	Equity
MATT Series #2	—	1,000,000	1,000,000	$2.75	9/19/2016	Equity	Equity	Equity
All warrants	675,000	2,762,414	2,812,414

Venture Lending & Leasing VI and VII, Inc.

In connection with the Term loan that took place in April 2013, the Company issued warrants to the lender with an initial aggregate exercise value of $800,000, which increased by $200,000 with the first tranche and which would have increased by $300,000 with each of the second and third tranche draw downs of the loan had the Company drawn down on them (see Note 7). Each warrant was immediately exercisable and expired ten years from the original date of issuance. The warrants to purchase shares of the Company's common stock had an exercise price equal to the estimated fair value of the underlying instrument as of the initial date such warrants were issued. Each warrant was exercisable on either a physical settlement or net share settlement basis from the date of issuance.

The warrant agreement contained a provision requiring an adjustment to the number of shares in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than the warrant exercise price. The Company concluded the anti-dilution feature required the warrants to be classified as liabilities under ASC Topic 815, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants were measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense) in the consolidated statements of operations and comprehensive income (loss) for each reporting period thereafter. The fair value of the common stock warrants was recorded as a discount to the Term loan.

On March 10, 2014, Venture Lending & Leasing VI and VII exercised 168,366 warrants with an exercise price of $1.96 per share. The warrants were net settled resulting in the Company issuing 89,230 shares of common stock.

On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of all their outstanding 341,838 warrants, with an exercise price of $1.96 per share, for the net issuance of 217,764 common shares. As of December 31, 2016, all 217,764 shares have been issued upon net settlement of the warrants.

The fair value of the liability classified warrants on the date of issuance and on each re-measurement date was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk-free interest rates, and dividend yields. Due to the nature of these inputs and the valuation techniques utilized, the valuation of the warrants are considered a Level 3 measurement (Note 3). These liability classified warrants were remeasured for the final time before their exercise.

Allen, F. Stephen Series 2 and 3

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock each at exercise prices of $4.00 and $7.00 as compensation for certain strategic initiatives. On February 19, 2010, the Company reduced the exercise price of the remaining 1,000,000 outstanding warrants to $3.55 per share. On December 22, 2015, in conjunction with a litigation settlement, the Company repurchased 50,000 Series 2 warrants and extended the warrant expiration date to June 21, 2017. See Note 8 for additional information on the settlement. The fair value of the warrant modification was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date. As a result of this modification, an additional expense of approximately $426,000 was recorded in General and Administrative expense in 2015.

In 2016, F. Stephen Allen exercised 275,000 warrants with an exercise price of $3.55 per share, with the Company issuing 275,000 shares of common stock. He sold 250,000 warrants to Warberg WF IV LP (“Warberg”), and as of December 31, 2016, Allen had 425,000 warrants remained outstanding. In 2016, Warberg sold all of its 250,000 warrants to OTA LLC, all of which remained outstanding as of December 31, 2016.

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

MATT Series 1 and 2

In October 2006, the Company issued two series of warrants to purchase 1,000,000 shares of common stock each at exercise prices of $12.50 and $15.00 per share to MATT Inc. in connection with the issuance of common stock. On January 25, 2008, the Company entered into a Note Purchase Agreement (the “MATT Agreement”) with MATT Inc. Pursuant to the terms of the MATT Agreement the exercise price of MATT Inc’s outstanding warrants was reduced to $2.75 per share. The warrant re-pricing resulted in a discount on the MATT Note of $1,341,692, to be amortized over the life of the MATT Note. The fair value of the warrant re-pricing was determined by comparing the fair value of the modified warrant with the fair value of the unmodified warrant on the modification date and recording any excess as a discount on the note. No such discount was recorded as the repriced warrants value decreased.

On March 5, 2013, MATT Inc. exercised warrants to purchase 2,147 shares of common stock using the amount by which the outstanding principal and accrued interest under the MATT Note exceeded $6,254,178. MATT Inc. agreed to exercise or forfeit the MATT warrants with an aggregate exercise price of $2,000,000 over an eleven-month period beginning in March 2013.

In 2016, MATT Inc. exercised the remaining outstanding 1,270,576 warrants with an exercise price of $2.75 resulting in the Company issuing 1,270,576 shares of common stock, all of which were sold by MATT Inc. in July 2016.

A summary of warrant activity for the year ended December 31, 2016 is as follows:

Warrants	Number of warrants	Weighted-average exercise price
Outstanding at December 31, 2015	2,762,414	$2.99
Granted	—	—
Exercised	(1,887,414)	2.72
Forfeited or expired	(200,000)	3.55
Outstanding at December 31, 2016	675,000	$3.55
Exercisable at December 31, 2016	675,000	$3.55

Note 11—Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the year ended December 31, 2016 the Company recorded a net benefit for income taxes of $27.9 million. This net benefit was primarily related to a release of the entire valuation allowance. Included in this net benefit is current income tax expense of approximately $71,000 for certain state income tax liabilities in jurisdictions where there are no or limited net operating loss carryovers. For the year ended December 31, 2016, the Company recorded a current provision for income taxes of $150,000, primarily due to the limitation on the utilization of net operating losses to offset AMT income which created an AMT liability for federal tax purposes.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company's deferred tax assets are comprised of the following:

	December 31, 2016	December 31, 2015
Net operating loss carryforward	$27,342,000	$22,514,000
Property and equipment	(212,000)	(163,000)
Amortization of Intangible Assets	(5,931,000)	—
Stock options and warrants	4,999,000	9,419,000
Tax Credits	824,000	—
Other	1,231,000	1,685,000
Total deferred tax assets	28,253,000	33,455,000
Valuation allowance	-	(33,455,000)
Net deferred tax assets	$28,253,000	$—

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs). As of December 31, 2016, in part because in the current year the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $28.3 million are realizable. It therefore reversed the valuation allowance accordingly.

A reconciliation of income tax expense computed at the statutory federal income tax rate of 35% to income taxes as reflected in the financial statements is as follows:

	2016	2015	2014
U.S. federal income tax at statutory rate	6,438,000	$2,124,000	$(1,347,000)
State tax benefit, net of federal provision (benefit)	(1,267,000)	21,000	—
Windfall tax benefit	(2,958,000)
Fair market value adjustment for warrants	303,000	—	—
Transaction costs	608,000	210,000	(77,000)
Sec. 162(m) Excess Officer's Compensation	476,000	—	—
Nondeductible expenses	56,000	—	—
Stock compensation forfeitures and other	1,195,000	34,000	38,000
Loss on foreign investments	(650,000)
Rate change	(909,000)	—	—
Other	73,000	20,000	—
Change in valuation allowance	(31,247,000)	(2,169,000)	(1,263,000)
Foreign subsidiary loss with no tax benefit	7,000	36,000	123,000
(Benefit) provision for income taxes	$(27,875,000)	$276,000	$—

The deferred tax assets at both December 31, 2016 and December 31, 2015 are principally the result of federal and state net operating loss carryforwards of $73 million and $61 million, respectively, which substantially begin to expire in 2023 and through 2035. The net operating loss carryforward at December 31, 2016 includes $16.9 million of Skout NOLs on which the Company performed an Internal Revenue Code Section 382 study which concluded that $1.3 of a total of 18.2 million would be unusable due to annual limitation. Previously, the Company had completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of MeetMe’s net operating loss carryforwards due to historical changes in ownership. The amount of federal NOL carryforwards as of December 31, 2016 disclosed above do not include $63.3 million of MeetMe, Inc. NOL carryforwards that are expected to expire unutilized pursuant to the Section 382 study.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

The Company files income tax returns in the U.S., and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

Note 12—Transactions with Affiliates

Prior to August 11, 2014, Alonso Ancira served on the Company’s Board of Directors as a non-employee director. Mr. Ancira also serves on the Board of Directors of Mexicans & Americans Thinking Together Foundation, Inc. (the "Organization"), is the Chairman of the Board of Directors of MATT Inc., formerly a principal stockholder of the Company and is the Chairman of the Board of Directors of Altos Hornos de Mexico, S.A.B. de C.V. (“AHMSA”), which owns MATT Inc. The Company has participated in several significant transactions with MATT Inc., the Organization and AHMSA. See Note 9–Stockholder’s Equity, and Note 10–Warrant Transactions.

John Abbott, the Company's former Chief Executive Officer (until March 11, 2013) and Chairman of the Board (until June 27, 2016), served as a financial advisor to AHMSA.

In 2016, Catherine Cook, VP Brand Strategy, earned a salary of $123,830, management incentive bonus of $32,325, $46,248 worth of restricted stock awards (RSAs), and $25,156 worth of stock options. Ms. Cook is the sister of Geoffrey Cook, our CEO and Director.  Matthew Eustice, VP Quality Assurance, earned a salary of $143,345, management incentive bonus of $37,813, $46,248 worth of restricted stock awards (RSAs), and $25,156 worth of stock options. Mr. Eustice is the brother-in-law of Geoffrey Cook, our CEO and Director.

Note 13—Quarterly Results of Operations Data (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.

	For the Quarters Ended,
	2016				2015
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Revenues	$29,222,186	$17,191,261	$16,388,991	$13,321,671	$19,879,839	$14,308,080	$11,086,878	$11,628,976
Operating Costs and Expenses:
Sales and marketing	6,313,958	3,228,262	3,226,344	2,321,423	2,826,197	1,483,252	1,094,068	1,215,320
Product development and content	8,059,562	5,808,449	6,214,062	5,708,100	6,036,479	6,175,566	6,083,455	6,319,804
General and administrative	3,063,319	2,215,727	1,867,590	2,348,168	3,337,599	7,802,367	1,774,991	1,619,904
Depreciation and amortization	1,802,568	761,460	753,918	751,264	760,200	762,830	801,260	815,915
Acquisition and restructuring costs	829,169	467,777	1,160,349	—	—	—	—	—
Total Operating Costs and Expenses	20,068,577	12,481,675	13,222,263	11,128,955	12,960,475	16,224,015	9,753,774	9,970,943
Income (Loss) from Operations	9,153,609	4,709,586	3,166,728	2,192,716	6,919,364	(1,915,935)	1,333,104	1,658,033
Other Income (Expense):
Interest income	2,488	7,135	6,447	5,115	5,304	5,303	5,244	5,186
Interest expense	(3,160)	(4,123)	(5,360)	(6,745)	(84,724)	(93,383)	(122,989)	(158,866)
Change in warrant liability	—	(318,983)	(787,391)	241,777	(622,819)	45,532	56,408	(95,728)
Gain (loss) on foreign currency adjustment	69	(1,206)	18,201	16,352	5,639	(78,987)	11,614	(794,704)
Gain on sale of asset	—	—	—	—	—	—	—	163,333
Total Other Income (Expense)	(603)	(317,177)	(768,103)	256,499	(696,600)	(121,535)	(49,723)	(880,779)
Income (Loss) before Benefit(Provision) for Income Taxes	9,153,006	4,392,409	2,398,625	2,449,215	6,222,764	(2,037,470)	1,283,381	777,254
Benefit (provision) for income taxes	749,916	—	27,219,764	(94,317)	(149,500)	1,849	(73,450)	(55,200)
Net Income (Loss)	$9,902,922	$4,392,409	$29,618,389	$2,354,898	$6,073,264	$(2,035,621)	$1,209,931	$722,054

Basic and diluted net income (loss) per common stockholders:
Basic net income (loss) per common stockholders	$0.17	$0.08	$0.61	$0.05	$0.13	$(0.04)	$0.03	$0.02
Diluted net income (loss) per common stockholders	$0.15	$0.07	$0.55	$0.04	$0.12	$(0.04)	$0.02	$0.01
Weighted-average shares outstanding:
Basic	58,856,831	53,231,369	48,218,184	47,458,748	46,090,961	45,470,686	45,191,563	44,910,034
Diluted	64,121,470	59,048,821	54,061,306	53,666,626	51,735,136	45,470,686	49,022,622	48,246,763

Other comprehensive income (loss):
Net Income (Loss)	$9,902,922	$4,392,409	$29,618,389	$2,354,898	$6,073,264	$(2,035,621)	$1,209,931	$722,054
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Comprehensive income (loss)	$9,902,922	$4,392,409	$29,618,389	$2,354,898	$6,073,264	$(2,035,621)	$1,209,931	$722,054

Note 14—Subsequent Events

On February 27, 2017, the Board of Directors of the Company authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan. Subsequently on February 28, 2017, the Company granted stock options to purchase an aggregate of up to 500,000 shares of its common stock and restricted stock awards representing an aggregate of 300,000 shares of common stock to Niklas Lindstrom and Richard Friedman as an inducement material to their employment as Chief Technology Officer and Senior Vice President Engineering, respectively. Each option has a ten-year term, a three-year vesting period, subject to continued employment, and an exercise price of $4.83 per share, the closing price per share of the Company’s common stock on the grant date. Each restricted stock award vests one-third each year during a three-year vesting period. Vesting on both are subject to continued employment. The grants were approved by the Company’s Board of Directors, including a majority of its independent directors, and were made in accordance with NASDAQ Listing Rule 5635(c)(4).

On February 27, 2017, the Board of Directors of the Company approved the expansion of the board from five to six members and appointed Christopher Fralic to fill the newly-created vacancy.

On March 1, 2017, the Board of Directors of the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of the 1,000,000 shares of Series A-1 Preferred Stock that were originally authorized on December 7, 2011. All of the issued and outstanding Series A-1 shares have been converted into common stock. There will be no more issuances of Series A-1 shares and none will remain outstanding.

On March 3, 2017, the Company entered into a definitive agreement and plan of merger to acquire Ifwe Inc., a leading global mobile network for meeting new people, for $60 million in cash, subject to closing adjustments. The Company expects to fund the acquisition from cash on hand and cash from operations, and from other sources of financing available to the Company, including a $30.0 million revolving and term credit facility with lenders, including J.P. Morgan Chase Bank, N.A, as administrative agent, pursuant to a Credit Agreement entered into on March 3, 2017. The transactions are expected to close during the second quarter of 2017.