Form 10-Q
period 2017-03-31
Meet Group, Inc.
filed 2017-05-10
CIK 1078099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-33105

The Meet Group, Inc.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Class	Outstanding as of May 5, 2017
Common Stock, $0.001 par value per share	69,515,015 shares

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MEET GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,526,312	$21,852,531
Accounts receivable, net of allowance of $256,000 and $283,000 at March 31, 2017 and December 31, 2016, respectively	15,821,440	23,737,254
Prepaid expenses and other current assets	1,405,695	1,489,267
Total current assets	91,753,447	47,079,052
Restricted cash	393,776	393,484
Goodwill	114,175,554	114,175,554
Property and equipment, net	2,157,936	2,466,110
Intangible assets, net	15,784,410	17,010,565
Deferred taxes	28,271,292	28,253,827
Other assets	96,565	110,892
TOTAL ASSETS	$252,632,980	$209,489,484
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,403,069	$5,350,336
Accrued liabilities	7,764,556	8,395,060
Current portion of capital lease obligations	151,485	221,302
Deferred revenue	436,556	434,197
Total current liabilities	11,755,666	14,400,895
TOTAL LIABILITIES	$11,755,666	$14,400,895
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares: 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	$-	$-
Common stock, $.001 par value; authorized - 100,000,000 shares; 68,970,772 and 58,945,607 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	68,974	58,949
Additional paid-in capital	397,206,655	351,873,801
Accumulated deficit	(156,398,315)	(156,844,161)
Total stockholders' equity	240,877,314	195,088,589
Total liabilities and stockholders' equity	$252,632,980	$209,489,484

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2017 and 2016

(UNAUDITED)

	2017	2016
Revenues	$20,058,797	$13,321,671
Operating Costs and Expenses:
Sales and marketing	5,105,508	2,321,423
Product development and content	8,457,494	5,708,100
General and administrative	2,862,427	2,348,168
Depreciation and amortization	1,684,839	751,264
Acquisition and restructuring	1,500,429	-
Total Operating Costs and Expenses	19,610,697	11,128,955
Income from Operations	448,100	2,192,716
Other Income (Expense):
Interest income	2,570	5,115
Interest expense	(2,332)	(6,745)
Change in warrant liability	-	241,777
(Loss) gain on foreign currency adjustment	(2,200)	16,352
Total Other (Expense) Income	(1,962)	256,499
Income before Income Taxes	446,138	2,449,215
Income taxes	(292)	(94,317)
Net income	$445,846	$2,354,898
Basic and diluted net income per common stockholders:
Basic net income per common stockholders	$0.01	$0.05
Diluted net income per common stockholders	$0.01	$0.04
Weighted average shares outstanding:
Basic	61,093,810	47,458,748
Diluted	66,204,620	53,666,626

Net income and comprehensive income	$445,846	$2,354,898

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED) AND

THE YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance-December 31, 2015	47,179,486	$47,183	$300,725,791	$(198,102,612)	$102,670,362
Vesting of stock options for compensation	-	-	3,567,987	-	3,567,987
Exercise of stock options	4,693,918	4,694	8,841,370	-	8,846,064
Exercise of warrants	1,763,340	1,763	6,368,305	-	6,370,068
Issuance of common stock for Skout acquisition	5,222,017	5,222	32,371,283	-	32,376,505
Issuance of common stock for vested RSAs	934,991	935	(935)	-	-
Repurchase and retirement of common stock	(848,145)	(848)	-	(5,010,167)	(5,011,015)
Net income	-	-	-	46,268,618	46,268,618
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$195,088,589
Vesting of stock options for compensation	-	-	1,134,158	-	1,134,158
Exercise of stock options	700,165	700	763,847	-	764,547
Exercise of warrants	125,000	125	443,625	-	443,750
Issuance of common stock	9,200,000	9,200	42,991,224	-	43,000,424
Net income	-	-	-	445,846	445,846
Balance-March 31, 2017	68,970,772	$68,974	$397,206,655	$(156,398,315)	$240,877,314

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

(UNAUDITED)

	2017	2016
Cash flows from operating activities:
Net income	$445,846	$2,354,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,684,839	751,264
Vesting of stock options for compensation	1,134,158	727,780
Deferred taxes	(17,465)
Loss (Gain) on cumulative foreign currency	2,200	(16,352)
Bad debt recovery	(27,000)	(2,587)
Revaluation of warrant liability	-	(241,777)
Changes in operating assets and liabilities:
Accounts receivable	7,942,814	5,918,170
Prepaid expenses, other current assets and other assets	97,899	55,728
Accounts payable and accrued liabilities	(2,577,771)	(2,677,474)
Deferred revenue	2,359	14,742
Net cash provided by operating activities	8,687,879	6,884,392
Cash flows from investing activities:
Purchase of property and equipment	(150,510)	(110,280)
Net cash used in investing activities	(150,510)	(110,280)
Cash flows from financing activities:
Proceeds from exercise of stock options	764,547	434,384
Proceeds from issuance of common stock	43,000,424	-
Proceeds from exercise of warrants	443,750	-
Payments of capital leases	(69,817)	(111,658)
Net cash provided by financing activities	44,138,904	322,726
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	52,676,273	7,096,838
Effect of foreign currency exchange rate	(2,200)	16,352
Net increase in cash, cash equivalents, and restricted cash	52,674,073	7,113,190
Cash, cash equivalents, and restricted cash at beginning of period	22,246,015	19,298,038
Cash, cash equivalents, and restricted cash at end of period	$74,920,088	$26,411,228
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,332	$6,745

See notes to condensed consolidated financial statements.

Note 1-Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us” or “we”) is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016, we completed our acquisition of Skout, Inc. (“Skout”), and on April 3, 2017 we completed our acquisition of Ifwe Inc. (“if(we)”), both of which owned leading global mobile networks for meeting new people.

The Meet Group’s platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active and growing global user base, and sophisticated data science for highly effective hyper-targeting. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere-not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships - even marriages.

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve. As The Meet Group’s networks grow and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the date of the condensed consolidated financial statements. Normally, a controlling financial interest reflects ownership of a majority of the voting interests.

The condensed consolidated financial statements include the accounts of The Meet Group (formerly known as MeetMe) and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda, which was dissolved during the fourth quarter of 2016, and Skout, LLC (“Skout”). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

During the three months ended March 31, 2017 and 2016, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker; and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the three months ended March 31, 2017 and 2016, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s website and mobile applications. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 86% and 85% of the Company’s revenue came from advertising during the three months ended March 31, 2017 and 2016, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users. The Company offers in-app products such as Credits and Points. Users buy Credits or Points to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits and Points can be purchased using iTunes and Google checkout on mobile applications. Platform users do not own the Credits or Points but have a limited right to use the Credits or Points on virtual products offered for sale on the Company’s platforms. Credits and Points are non-refundable, the Company may change the purchase price of Credits or Points at any time, and the Company reserves the right to stop issuing Credits and Points in the future. The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits or Points are used by the customer; or (ii) the Company determines the likelihood of the Credits or Points being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits or Points to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits are used on a pro rata basis over a three month period (life of the user) beginning at the date of the Credit’s sale and is included in revenue in the consolidated statements of operations and comprehensive income. Breakage recognized during the three months ended March 31, 2017 and 2016 was $298,000 and $299,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain common stock warrants are carried at fair value as disclosed in Note 3. The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2017 and December 31, 2016, the Company’s contingent consideration liability had a fair value of $3.0 million. See Note 2 for more information regarding the Company’s contingent consideration liability.

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

The following table shows the computation of basic and diluted net income per share for the following:

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$445,846	$2,354,898

Denominator:
Weighted-average shares outstanding	61,093,810	47,458,748
Effect of dilutive securities	5,110,810	6,207,878
Weighted-average diluted shares	66,204,620	53,666,626

Basic income per share	$0.01	$0.05
Diluted income per share	$0.01	$0.04

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	For the Three Months Ended March 31,
	2017	2016
Stock options	3,815,725	6,030,169
Warrants	384,595	2,267,612
Totals	4,200,320	8,297,781

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the three months ended March 31, 2017 and 2016, four customers and two customers, all which were advertising aggregators, which represent thousands of advertisers, comprised approximately 63% and 47% of total revenues, respectively. Four customers and three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised of approximately 57% and 49% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May, 2016 the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. The amendments do not change the core principle of the guidance in ASU 2014-09. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. The Company has engaged a third-party to assist in the assessment and implementation of this standard. They have begun assessing the impact that these standards will have on our financial position and results of operations. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017 and will adopt the new standard using the modified retrospective method.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 had no material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which amended the existing accounting standards for the statement of cash flows by requiring restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company has early adopted this new standard beginning in the fourth quarter of 2016 and it has been applied retrospectively to all periods presented.

Note 2-Acquisition of Skout

On June 27, 2016, The Meet Group, and its wholly-owned subsidiaries, MeetMe Sub I, Inc., a Delaware corporation, and MeetMe Sub II, LLC, a Delaware limited Liability Corporation, (together, “The Meet Group”) entered into a Merger agreement with Skout, a California corporation, pursuant to which The Meet Group agreed to acquire 100% of the issued and outstanding shares of common stock of Skout for estimated cash consideration of $30.3 million, net of cash acquired of $2.9 million, 5,222,017 shares of The Meet Group common stock, and $3.0 million in contingent consideration liability. The transaction closed October 3, 2016.

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

The fair value of the Skout trademark was determined using an income approach, the fair value of software acquired, which represents the primary platform on which the Skout apps operate, was determined using a cost approach and the preliminary fair value of customer relationships was determined using an excess earnings approach. The Company does not expect goodwill to be deductible for tax purposes. The preliminary amounts assigned to the identifiable intangible assets are as follows:

Fair Value
Skout trademark	$7,155,000
Software	2,500,000
Customer relationships	8,575,000
Identifiable intangible assets	$18,230,000

The acquisition of Skout calls for contingent consideration of up to $1.5 million for each founder, $3 million in total, based on the Company achieving certain financial targets. The payment of the contingent consideration is due one-year from closing. Based on the probability of achieving the financial targets, the Company has determined that the fair value of the contingent consideration at closing and at March 31, 2017 and December 31, 2016 is $3 million.

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

Note 3-Fair Value Measurements

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

Level 1-Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2-Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds, restricted cash, warrants to purchase common stock, and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Assets
Money market	$3,589,233	$-	$-	$3,589,233
Restricted cash	393,776	-	-	393,776
Total assets	$3,982,999	$-	$-	$3,982,999
Liabilities
Contingent consideration	-	-	3,000,000	3,000,000
Total Liabilities	$-	$-	$3,000,000	$3,000,000
December 31, 2016
Assets
Money market	$7,586,810	$-	$-	$7,586,810
Restricted cash	393,484	-	-	393,484
Total assets	$7,980,294	$-	$-	$7,980,294
Liabilities
Contingent consideration	$-	-	3,000,000	3,000,000
Total Liabilities	$-	$-	$3,000,000	$3,000,000

The following table sets forth a summary of changes in the fair value of the Company's Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2016	$3,000,000
Changes in estimated fair value	-
Balance as of March 31, 2017	$3,000,000

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2017 and the year ended December 31, 2016.

The following table sets forth a summary of changes in the fair value of the Company’s Common Stock warrant liability, which represents a recurring measurement that was classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs. On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of their outstanding 341,838 liability classified warrants, which were net settled into common shares in the third quarter of 2016. As a result of the warrant exercise, no remeasurement of the warrant liability occurred subsequent to the exercise and no warrants were outstanding as of September 30, 2016.

Convertible Common Stock Warrant Liability
Balance as of December 31, 2015	$1,035,137
Changes in estimated fair value	(241,777)
Balance as of March 31, 2016	$793,360

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.78% at March 31, 2016 and weighted average volatility of 83.65%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability was recorded in other liabilities on the Company's consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the statement of operations and comprehensive income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

 Note 4-Intangible Assets

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016
Trademarks and domains names	$13,014,494	$13,014,494
Advertising customer relationships	9,740,000	9,740,000
Mobile applications	4,225,000	4,225,000
	26,979,494	26,979,494
Less accumulated amortization	(11,195,084)	(9,968,929)
Intangible assets - net	$15,784,410	$17,010,565

Amortization expense was approximately $1.2 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average amortizable life of the intangible assets is approximately 6.4 years.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2017	$3,543,674
2018	4,096,590
2019	3,042,417
2020	2,123,295
2021	1,472,256
Thereafter	1,506,178
Total	$15,784,410

Note 5-Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Servers, computer equipment and software	$10,422,735	$10,273,823
Office furniture and equipment	233,815	232,217
Leasehold improvements	443,123	443,123
	11,099,673	10,949,163
Less accumulated depreciation/amortization	(8,941,737)	(8,483,053)
Property and equipment-net	$2,157,936	$2,466,110

Property and equipment depreciation and amortization expense was approximately $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Note 6-Long-Term Debt

Credit Facilities

On March 3, 2017, in connection with the if(we) merger discussed in Note 10 (the “Merger”), the Company entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”). The Credit Agreement provides for a $15 million revolving credit facility (the “Revolving Credit Facility”) and a $15 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”). There were no amounts drawn on the Credit Facilities as of March 31, 2017.

The Company intends to use the proceeds under the Credit Facilities for general purposes, including the Merger. The Company will also use proceeds of the Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on March 3, 2019. The Term Loan Facility is subject to quarterly amortization of principal in an amount equal to $1,875,000 per quarter commencing June 30, 2017 and continuing through maturity. At the Company’s election, loans made under the Credit Facilities will bear interest at either (i) a base rate (“Base Rate”) plus an applicable margin or (ii) a London interbank offered rate (“LIBO Rate”) plus an applicable margin, subject to adjustment if an event of default under the Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s present and future domestic subsidiaries (the “Guarantors”) will guarantee the obligations of the Company and its subsidiaries under the Credit Facilities. The obligations of the Company and its subsidiaries under the Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other loan documents.

Note 7-Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $0.7 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Leases

The Company leases certain fixed assets under capital leases that expire in 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services. Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due monthly through October 2017. During the three months ended March 31, 2017, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of March 31, 2017 are as follows:

	Capital Leases	Operating Leases
Remaining in 2017	$153,730	$1,750,720
2018	-	759,680
2019	-	420,154
2020	-	432,758
2021	-	445,741
2022	-	112,253
Total minimum lease payments	$153,730	$3,921,306
Less: Amount representing interest	2,245
Total present value of minimum payments	151,485
Less: Current portion of such obligations	151,485
Long-term capital lease obligations	$-

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

On September 29, 2015, the Company filed suit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against Beanstock Media, Inc. (“Beanstock”) and Adaptive Medias, Inc. (“Adaptive”) for collection of approximately $10 million, in the aggregate, due under the Media Publisher Agreement (the “Web Agreement”) entered into on September 25, 2013 and the Advertising Agreement (the “Mobile Agreement”) entered into on December 23, 2014.

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

Retirement Plan

The Company maintains the MeetMe, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under of the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing company match contributions to the plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Note 8-Stockholder’s Equity

Preferred Stock

The total number of shares of preferred stock, $.001 par value, that the Company is authorized to issue is 5,000,000.

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

In November 2011, the Company sold 1,000,000 shares of Series A-1 Preferred Stock (“Series A-1”) to Mexicans & Americans Trading Together, Inc. (“MATT Inc.”) for $5,000,000. MATT Inc. was an existing stockholder of the Company. The Series A-1 shares were convertible, at MATT Inc.’s option, into 1,479,949 shares of the Company’s common stock, at a purchase price per share of approximately $3.38, and had voting rights on a converted basis. The holders of the Series A-1 did not have any change of control or liquidation preferences. On November 27, 2015, MATT Inc. converted all of its outstanding Series A-1 shares into 1,479,949 shares of the Company’s common stock, all of which were sold by MATT, Inc. in December 2015.

On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of the 1,000,000 shares of Series A-1 Preferred Stock that effectuated the elimination of the Series A-1 Preferred Stock, which then resumed the status of authorized but unissued shares of preferred stock. As of March 31, 2017, there were no longer any Series A-1 shares authorized or issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

On March 10, 2017, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Canaccord Genuity Inc., acting as Representative of the several Underwriters named therein (collectively, the “Underwriters”), in connection with the underwritten public offering and sale (the “Offering”) of 8,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All of the Shares were sold by the Company. The price to the public was $5.00 per Share, and the Underwriters purchased the Shares from the Company pursuant to the Underwriting Agreement at a price of $4.70 per Share. The offering closed on March 15, 2017. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of the Common Stock on the same terms to cover overallotments, if any. This option was exercised and closed on March 15, 2017. The net proceeds from the sale of the Shares, after deducting the Underwriters’ discount and other offering expenses, were approximately $43.0 million.

The Offering was conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Company issued 700,165 shares and 4,693,918 shares of common stock in connection with the exercises of stock options during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The Company issued 934,991 shares of common stock in connection with restricted stock awards during the year ended December 31, 2016. No shares of common stock were issued in connection with restricted stock awards during the three months ended March 31, 2017. The Company issued 125,000 and 1,763,340 shares during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, in connection with the exercise of warrants. During the three months ended March 31, 2016, 200,000 warrants expired. No warrants expired for the three months ended March 31, 2017.

In September 2015, the Board of Directors authorized a $1 million share repurchase program (the “2015 Repurchase Program”) relating to the Company’s common stock. In October 2015, the Board of Directors increased the authorized amount to $3 million. The 2015 Repurchase Program expired on April 30, 2016. The Company did not repurchase any of our common stock under the 2015 Repurchase Program.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The 2016 Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. The Company did not repurchase any shares during the three months ended March 31, 2017.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. During 2017 and 2016, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statement of operations and comprehensive income as follows:

	For the Three Months Ended March 31,
	2017	2016
Sales and marketing	$101,269	$60,437
Product development and content	501,300	303,697
General and administrative	531,589	363,646
Total stock-based compensation expense	$1,134,158	$727,780

As of March 31, 2017, there was approximately $10.1 million of total unrecognized compensation cost relating to stock options and restricted stock awards, which is expected to be recognized over a period of approximately two years. As of March 31, 2017, the Company had approximately $4.7 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of March 31, 2017, there were approximately 3.7 million shares of common stock available for grant. A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,822,855	$2.42
Granted	257,500	4.85
Exercised	(14,165)	2.24
Forfeited or expired	(1,667)	1.33
Outstanding at March 31, 2017	3,064,523	$2.62	8.1	$10,008,824
Exercisable at March 31, 2017	1,443,130	$2.19	7.3	$5,337,537

The total intrinsic values of options exercised during the three months ended March 31, 2017 and 2016 were $71,000 and $243,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.93%	1.25%
Expected term (in years)	6.0	6.0
Expected dividend yield	-	-
Expected volatility	85%	74%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

The Company granted 185,000 and -0- RSAs during the three months ended March 31, 2017 and 2016, respectively. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $597,000 and $417,000 for the three months ended March 31, 2017 and 2016, respectively. A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2017 is as follows:

RSA's	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	1,794,115	$2.46
Granted	185,000	4.88
Exercised	-	-
Forfeited or expired	(26,150)	2.42
Outstanding at March 31, 2017	1,952,965	$2.69
Unvested at March 31, 2017	1,952,965	$2.69

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

A summary of stock option activity under the 2006 Stock Plan during the three months ended March 31, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,014,686	$2.62
Granted	-	-
Exercised	(686,000)	1.07
Forfeited or expired	(3,500)	4.36
Outstanding at March 31, 2017	2,352,186	$3.06	3.3	$6,721,508
Exercisable at March 31, 2017	2,308,007	$3.05	3.3	$6,624,756

The total intrinsic values of options exercised during the three months ended March 31, 2017 and 2016 were $3.3 million and $1.0 million, respectively.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the Skout acquisition, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the Skout acquisition, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”) authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan.

A summary of stock option activity under the 2016 Stock Plan during the three months ended March 31, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	310,000	$6.02
Granted	500,000	4.83
Exercised	-	-
Forfeited or expired	(35,000)	5.77
Outstanding at December 31, 2017	775,000	$5.26	9.8	$544,925
Exercisable at December 31, 2017	-	$-	$-	$-

The total intrinsic values of options exercised during the three months ended March 31, 2017 and 2016 were $0.

The weighted-average grant-date fair value of stock options granted to employees in the three months ended March 31, 2017 was $4.83 per share. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2017:

For the Three
Months Ended
March 31,
2017
Risk-free interest rate	1.89%
Expected term (in years)	6.0
Expected dividend yield	-
Expected volatility	84%

Restricted Stock Awards under the 2016 Stock Plan

The Company granted 300,000 and 0 RSAs during the three months ended March 31, 2017 and 2016, respectively. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $41,000 and $0 for the three months ended March 31, 2017 and 2016, respectively. A summary of RSA activity under the 2016 Stock Plan during the three months ended March 31, 2017 is as follows:

RSA's	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	-	$-
Granted	300,000	4.83
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2017	300,000	$4.83
Unvested at March 31, 2017	300,000	$4.83

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. A summary of Non-Plan option activity during the three months ended March 31, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	316,456	$1.34
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2017	316,456	$1.34	2.6	$1,439,875
Exercisable at March 31, 2017	316,456	$1.34	2.6	$1,439,875

The total intrinsic values of options exercised during the three months ended March 31, 2017 and 2016 were $0.

Note 9-Income Taxes

As of March 31, 2017, the Company’s annual effective tax rate (ETR) from continuing operations is 36.73%, which is higher than previous periods due to the release of the valuation allowance in 2016.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs)). In the second quarter of 2016, in part because the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $28.2 million are realizable. Therefore, no valuation allowance was recorded.

During the three months ended March 31, 2017 and 2016, the Company had no material changes in uncertain tax positions.

Note 10—Subsequent Events

Acquisition of Ifwe Inc.

On March 3, 2017, the Company, and its wholly-owned subsidiary, Two Sub One, Inc., a Delaware corporation, entered into a definitive agreement and plan of merger (the “Merger Agreement”) with if(we), a Delaware corporation and leading global mobile network for meeting new people, pursuant to which the Company agreed to acquire 100% of the outstanding shares of capital stock of if(we) for total consideration of $60 million in cash, subject to closing adjustments. The transaction closed April 3, 2017.

The Company funded the acquisition from cash on hand, and from a $15 million term credit facility from J.P. Morgan Chase Bank, N.A., pursuant to a Credit Agreement entered into on March 3, 2017.

At the closing of the if(we) acquisition, the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. The grants were made in accordance with NASDAQ Listing Rule 5635(c)(4).

The acquisition-date fair value of the consideration transferred is as follows:

At
April 3, 2017

Cash	$60,000,000
Net working capital adjustment	14,490,841
Total consideration	$74,490,841

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

●	our expectations regarding user engagement patterns;

●	our expectations regarding mobile usage by our users;

●	the impact of increased mobile usage and Social Theater competition on revenues and financial results;

●	the impact of seasonality on our operating results;

●	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;

●	our expectations regarding our ability to manage and fill our advertising inventory internally;

●	our plans regarding product development, international growth and personnel;

●	our liquidity and expectations regarding uses of cash;

●	our expectations regarding payments relating to cost reduction initiatives;

●	our ability to successfully pursue collection actions;

●	our expectations regarding the cost and outcome of our current and future litigation;

●	the impact of new accounting policies;

●	our plans for capital expenditures for the remainder of the year ending December 31, 2017; and

●	our acquisition of if(we).

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2016. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

Company Overview

The Meet Group is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016, we completed our acquisition of Skout, and on April 3, 2017, we completed our acquisition of if(we), both of which owned leading global mobile networks for meeting new people.

The Meet Group’s platforms monetize through advertising, in-app purchases, and paid subscriptions. The Company offers online marketing capabilities, which enable marketers to display their advertisements in different formats and in different locations. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active and growing global user base, and sophisticated data science for highly effective hyper-targeting. The Company works with its advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere-not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships - even marriages.

We believe that we have significant growth opportunities as people increasingly use their mobile devices to discover the people around them. Given the importance of establishing connections within a user’s geographic proximity, we believe it is critical to establish a high density of users within the geographic regions we serve. As The Meet Group’s networks grow and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended March 31, 2017 and 2016, the total Company MAUs were approximately 8.77 million and 5.33 million, respectively, and total Company DAUs were approximately 2.03 million and 1.22 million, respectively.

	Monthly Average for the
	Quarter Ended March 31,
	2017	2016
MAU	8,769,785	5,330,978

	For the Quarter Ended
	March 31,
	2017	2016
DAU	2,034,614	1,220,830

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on the Company’s apps in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). We define ARPU as the average quarterly revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by a one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our website, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions. A page view is a page that a user views during a visit.

In the quarter ended March 31, 2017, the Company averaged 8.26 million mobile MAUs and 8.77 million total MAUs on average, as compared to 4.40 million mobile MAUs and 5.33 million total MAUs on average in the quarter ended March 31, 2016, a net increase of 3.86 million or 88% for mobile MAUs, and a net increase of 3.44 million or 65% for total Company MAUs. Mobile DAUs were 1.99 million for the quarter ended March 31, 2017, a 75% increase, from 1.14 million in the quarter ended March 31, 2016. For the quarter ended March 31, 2017, the Company averaged 2.03 million total DAUs, as compared to 1.22 million total DAUs on average for the quarter ended March 31, 2016, a net increase of approximately 814,000 total DAUs, or 66%.

Average Daily Active Users (DAU) - Total
Millions
2.4
1.8
1.2
0.6
0.0
1.22
1.29
1.30
2.08
2.03
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Average Daily Active Users (DAU) - Mobile
Millions
2.4
1.8
1.2
0.6
0.0
1.14
1.22
1.25
2.03
1.99
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Average Monthly Active Users (MAU) - Total
Millions
10.0
9.0
8.0
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
5.33
5.83
5.74
8.92
8.77
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Average Monthly Active Users (MAU) - Mobile
Millions
9.0
8.0
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
4.40
4.84
5.02
8.26
8.26
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

In the quarter ended March 31, 2017, the Company earned an average of $0.38 ARPU on the web and $2.28 ARPU in our mobile applications, as compared to $0.51 ARPU on the web and $2.67 in mobile ARPU for the quarter ended March 31, 2016. In the quarter ended March 31, 2017, the Company earned an average of $0.044 in web ARPDAU and $0.105 in mobile ARPDAU, as compared to $0.068 in web ARPDAU and $0.113 in mobile ARPDAU for the quarter ended March 31, 2016.

Quarterly Average Revenue per User (ARPU)
Web
$0.75
$0.50
$0.25
$0.00
$0.51
$0.36
$0.26
$0.25
$0.38
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Quarterly Average Revenue per User (ARPU)
Mobile
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
$2.67
$3.11
$3.19
$3.37
$2.28
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Quarterly Average Revenue per DAU (ARPDAU)
Web
$0.08
$0.07
$0.06
$0.05
$0.04
$0.03
$0.02
$0.01
$0.00
$0.068
$0.053
$0.040
$0.039
$0.044
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

Quarterly Average Revenue per DAU (ARPDAU)
Mobile
$0.20
$0.16
$0.12
$0.08
$0.04
$0.00
$0.113
$0.136
$0.139
$0.149
$0.105
Q1 '16
Q2 '16
Q3 '16
Q4 '16
Q1 '17

First Quarter of 2017 Highlights

●	Mobile revenue was $18.8 million in the first quarter of 2017, up 61% from $11.7 million in the corresponding period in 2016.

●

Adjusted EBITDA was $4.8 million for the first quarter of 2017. Net income for the first quarter of 2017 was $0.4 million. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

●	Cash and Cash Equivalents totaled $74.5 million at March 31, 2017, of which $60 million was used for the if(we) acquisition on April 3, 2017.

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

●

Increased Social Theater Competition: A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on networks other than The Meet Group networks. A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, has made it more difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1-“Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2017 and 2016

The following table sets forth our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 that is used in the following discussions of our results of operations:

	2017	2016	2016 to 2017 Change ($)	2016 to 2017 Change (%)
Revenues	$20,058,797	$13,321,671	$6,737,126	50.6%
Operating Costs and Expenses:
Sales and marketing	5,105,508	2,321,423	2,784,085	119.9%
Product development and content	8,457,494	5,708,100	2,749,394	48.2%
General and administrative	2,862,427	2,348,168	514,259	21.9%
Depreciation and amortization	1,684,839	751,264	933,575	124.3%
Acquisition and restructuring costs	1,500,429	-	1,500,429	100.0%
Total Operating Costs and Expenses	19,610,697	11,128,955	8,481,742	76.2%
Income from Operations	448,100	2,192,716	(1,744,616)	-79.6%
Other Income (Expense):
Interest income	2,570	5,115	(2,545)	-49.8%
Interest expense	(2,332)	(6,745)	4,413	65.4%
Change in warrant liability	-	241,777	(241,777)	-100.0%
Gain (loss) on foreign currency adjustment	(2,200)	16,352	(18,552)	-113.5%
Total Other Income (Expense)	(1,962)	256,499	(258,461)	-100.8%
Income before Income Taxes	446,138	2,449,215	(2,003,077)	-81.8%
Income taxes	(292)	(94,317)	94,025	99.7%
Net Income	$445,846	$2,354,898	$(1,909,052)	-81.1%

Revenues

Our revenues were approximately $20.1 million for the three months ended March 31, 2017, an increase of $6.7 million or 51% compared to $13.3 million for the same period in 2016. The increase in revenue is attributable to a $7.1 million increase in mobile revenue. Offsetting these revenues was a $500,000 decrease in web advertising revenue. We believe the increase in mobile advertising revenue is due to an increase in our mobile advertising impressions and from the acquisition of Skout. We believe the decrease in web advertising revenue is attributable to the decline in web DAUs.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $2.8 million, or 120%, to $5.1 million for the three months ended March 31, 2017 from $2.3 million for the same period in 2016. The net increase in sales and marketing expenses, including the Skout sales and marketing related expense, is primarily attributable to an increase in advertising spend of $2.5 million.

Product Development and Content: Product development and content expenses increased approximately $2.7 million, or 48%, to $8.5 million for the three months ended March 31, 2017 from $5.7 million for the same period in 2016. The net increase in product development and content expense, including the Skout product development related expense, is attributable to an increase of employee expenses of $1.1 million, an increase in data center and technical operations of $803,000, an increase in mobile content cost of $162,000, and an increase in Social Theater content costs of $182,000. The increase in employee expenses, data center and technical operations, and mobile content costs is attributable to the acquisition of Skout. The increase in Social Theater content costs was due to increased revenue.

General and Administrative: General and administrative expenses increased $514,000 or 22%, to $2.9 million for the three months ended March 31, 2017 from $2.3 million for the same period in 2016. The net increase in general and administrative expense, including the Skout general and administrative related expense, is attributable to an increase in employee expenses of $428,000, primarily due to the acquisition of Skout.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $406,000 to $1.1 million for the three months ended March 31, 2017 from $0.7 million for the three months ended March 31, 2016. Stock-based compensation expense represented 6% and 7% of operating expenses for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was approximately $4.7 million and $5.4 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	For the Three Months Ended March 31,		2016 to 2017
	2017	2016	Change ($)
Sales and marketing	$101,269	$60,437	$40,832
Product development and content	501,300	303,697	197,603
General and administrative	531,589	363,646	167,943
Total stock-based compensation expense	$1,134,158	$727,780	$406,378

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Skout acquisition.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$8,687,879	$6,884,392
Net cash used in investing activities	(150,510)	(110,280)
Net cash provided by financing activities	44,138,904	322,726
	$52,676,273	$7,096,838

Net cash provided by operations was approximately $8.7 million for the three months ended March 31, 2017 compared to net cash provided by operations of approximately $6.9 million for the same period in 2016.

For the three months ended March 31, 2017, net cash provided by operations consisted primarily of net income of approximately $0.4 million adjusted for certain non-cash expenses of approximately $1.7 million of depreciation and amortization expense and $1.1 million related to stock based compensation for the vesting of stock options. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $7.9 million resulting from collections, $98,000 in prepaid expenses, and other current assets and other assets, and accounts payable and accrued liabilities of $2.6 million.

Net cash used in investing activities in the three months ended March 31, 2017 of approximately $151,000, was due to capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the three months ended March 31, 2017 of approximately $44.1 million was due to approximately $43 million of proceeds from a common stock offering, $765,000 from exercise of stock options and $444,000 from exercise of warrants, partially offset by $70,000 of capital lease payments.

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$74,526,312	$21,852,531
Total assets	$252,632,980	$209,489,484
Percentage of total assets	29.5%	10.4%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2017, we had positive working capital of approximately $80.0 million.

During the three months ended March 31, 2017, the Company did not enter into any additional capital leases. As of March 31, 2017, capital leases that were previously entered into had approximately $151,000 in principal amount of capital lease indebtedness, all of which is due in the remainder of 2017.

We believe that, with its current available cash, anticipated revenues and collections on its accounts receivables, and its access to capital through various financing options, the Company will have sufficient funds to meet its anticipated cash needs for at least the next 12 months from the date of this filing.

We have budgeted capital expenditures of approximately $2.3 million for the remainder of 2017, which we believe will support our growth of domestic and international business through increased capacity, performance improvement, and expanded content.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP - Financial Measure

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

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, stock-based compensation, changes in warrant obligations, nonrecurring acquisition, restructuring or other expenses, gain or loss on cumulative foreign currency translation adjustment, gains on sales of assets, bad debt expense outside the normal range, and goodwill and long-lived asset impairment charges, if any. We exclude stock-based compensation because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability. We recognize that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our Net Income, which is the most comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA. We believe that providing this non-GAAP financial measure, together with the reconciliation from GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Net Income, a GAAP financial measure, to Adjusted EBITDA:

	For the Three Months Ended March 31,
ADJUSTED EBITDA	2017	2016
Net Income Allocable to Common Stockholders	$445,846	$2,354,898
Interest expense	2,332	6,745
Change in warrant liability	-	(241,777)
Income taxes	292	94,317
Depreciation and amortization	1,684,839	751,264
Stock-based compensation expense	1,134,158	727,780
Acquisition and restructuring costs	1,500,429	-
Cumulative effect of foreign currency adjustment	2,200	(16,352)
Adjusted EBITDA	$4,770,096	$3,676,875

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of March 31, 2017 was held in insured depository accounts, of which $73.3 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See Note 7 to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017. The risks described in these filings are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.

We face additional risks as a result of the Merger and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.

On April 3, 2017, we completed our acquisition of if(we). The Merger involved a combination of two companies that previously operated as independent companies, and, as a result of the Merger, the combined company faces various additional risks, including, among others, the following:

●	our inability to successfully evaluate and utilize if(we)’s products, technology or personnel;

●	disruption to if(we)’s business and operations and relationships with service providers, advertisers, employees and other partners;

●	negative effects on our products and product pipeline from the changes and potential disruption that may follow the acquisition;

●	diversion of our management’s attention from other strategic activities;

●	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger;

●	diversion of significant resources from the ongoing development of our existing operations; and

●	greater than anticipated costs related to the integration of if(we)’s business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating if(we)’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

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

The process of integrating if(we) and its associated technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

●	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;

●	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

●	stock volatility due to investors' uncertainty regarding the value of if(we);

●	diversion of capital from other uses;

●	failure to achieve the anticipated benefits of the acquisition in a timely manner, or at all; and

●	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisition.

Notwithstanding the due diligence investigation we performed in connection with the Merger, if(we) may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on if(we) prior to signing the Merger Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by if(we) and its representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of if(we) before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse from if(we) is limited under the Merger Agreement.

if(we)’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the Merger Agreement and other specific indemnities as set forth in the Merger Agreement. Except in the event if(we) breaches a Fundamental Representation (as defined in the Merger Agreement), we cannot make a claim for indemnification pursuant to the Merger Agreement (i) for any individual Loss (as defined in the Merger Agreement) or group of related Losses until such Loss of group of related Losses exceeds $25,000 and (ii) unless and until the indemnifiable Losses exceed $300,000 and we cannot make a claim for a breach of a non-Fundamental Representation after the date that is 12 months after the date of closing of the Merger. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the if(we), which could have a material adverse impact on our business and results of operations.

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

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

May 9, 2017	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)