Form 10-Q
period 2017-06-30
Meet Group, Inc.
filed 2017-08-04
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of August 1, 2017
Common Stock, $0.001 par value per share	71,798,100	shares

THE MEET GROUP, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,252,734	$21,852,531
Accounts receivable, net of allowance of $309,000 and $283,000 at June 30, 2017 and December 31, 2016, respectively	20,810,796	23,737,254
Prepaid expenses and other current assets	5,353,355	1,489,267
Total current assets	58,416,885	47,079,052
Restricted cash	894,057	393,484
Goodwill	150,088,783	114,175,554
Property and equipment, net	3,491,539	2,466,110
Intangible assets, net	37,236,258	17,010,565
Deferred taxes	27,562,319	28,253,827
Other assets	584,292	110,892
Total assets	$278,274,133	$209,489,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,552,147	$5,350,336
Accrued liabilities	12,770,565	8,395,060
Current portion of long-term debt	7,500,000	—
Current portion of capital lease obligations	81,761	221,302
Deferred revenue	1,188,881	434,197
Total current liabilities	25,093,354	14,400,895
Long-term debt	5,625,000	—
Total liabilities	30,718,354	14,400,895
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 71,794,766 and 58,945,607 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	71,798	58,949
Additional paid-in capital	403,025,701	351,873,801
Accumulated deficit	(155,541,720)	(156,844,161)
Total stockholders’ equity	247,555,779	195,088,589
Total liabilities and stockholders’ equity	$278,274,133	$209,489,484

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$31,329,468	$16,388,991	$51,388,265	$29,710,662
Operating costs and expenses:
Sales and marketing	4,599,842	3,226,344	9,705,350	5,547,767
Product development and content	16,526,905	6,214,062	24,984,399	11,922,162
General and administrative	5,160,799	1,867,590	8,023,226	4,215,758
Depreciation and amortization	2,965,175	753,918	4,650,014	1,505,182
Acquisition and restructuring	3,769,425	1,160,349	5,269,854	1,160,349
Total operating costs and expenses	33,022,146	13,222,263	52,632,843	24,351,218
(Loss) income from operations	(1,692,678)	3,166,728	(1,244,578)	5,359,444
Other income (expense):
Interest income	1,400	6,447	3,970	11,562
Interest expense	(175,254)	(5,360)	(177,586)	(12,105)
Change in warrant liability	—	(787,391)	—	(545,614)
(Loss) gain on foreign currency adjustment	(9,229)	18,201	(11,429)	34,553
Total other expense	(183,083)	(768,103)	(185,045)	(511,604)
(Loss) income before income taxes	(1,875,761)	2,398,625	(1,429,623)	4,847,840
Benefit from income taxes	2,732,356	27,219,764	2,732,064	27,125,446
Net income	$856,595	$29,618,389	$1,302,441	$31,973,286

Basic and diluted net income per common stockholders:
Basic net income per common stockholders	$0.01	$0.61	$0.02	$0.67
Diluted net income per common stockholders	$0.01	$0.55	$0.02	$0.59

Weighted average shares outstanding:
Basic	70,122,234	48,218,184	65,632,962	47,838,466
Diluted	74,885,903	54,061,306	70,569,243	53,863,966

Comprehensive income	$856,595	$29,618,389	$1,302,441	$31,973,286

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED) AND
THE YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2015	47,179,486	$47,183	$300,725,791	$(198,102,612)	$102,670,362
Vesting of stock options for compensation	—	—	3,567,987	—	3,567,987
Exercise of stock options	4,693,918	4,694	8,841,370	—	8,846,064
Exercise of warrants	1,763,340	1,763	6,368,305	—	6,370,068
Issuance of common stock for Skout acquisition	5,222,017	5,222	32,371,283	—	32,376,505
Issuance of common stock for vested RSAs	934,991	935	(935)	—	—
Repurchase and retirement of common stock	(848,145)	(848)	—	(5,010,167)	(5,011,015)
Net income	—	—	—	46,268,618	46,268,618
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$195,088,589
Vesting of stock options for compensation	—	—	3,502,350	—	3,502,350
Exercise of stock options	2,060,964	2,061	2,776,115	—	2,778,176
Exercise of warrants	675,000	675	2,395,575	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	42,995,371
Issuance of common stock for vested RSAs	913,195	913	(913)	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	(507,398)
Net income	—	—	—	1,302,441	1,302,441
Balance-June 30, 2017	71,794,766	$71,798	$403,025,701	$(155,541,720)	$247,555,779

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,302,441	$31,973,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,650,014	1,505,182
Vesting of stock options for compensation	3,502,350	1,643,352
Deferred taxes	(444,230)	(27,269,800)
Loss (gain) on cumulative foreign currency	11,429	(34,553)
Bad debt expense (recovery)	26,000	(4,000)
Amortization of loan origination costs	34,342	—
Revaluation of warrant liability	—	545,614
Changes in operating assets and liabilities:
Accounts receivable	5,862,051	3,098,088
Prepaid expenses, other current assets and other assets	1,610,514	(2,300,347)
Accounts payable and accrued liabilities	161,914	1,136,350
Deferred revenue	(54,560)	17,997
Net cash provided by operating activities	16,662,265	10,311,169
Cash flows from investing activities:
Purchase of property and equipment	(595,126)	(494,744)
Acquisition of if(we), Inc., net of cash and restricted cash acquired	(65,802,792)	—
Net cash used in investing activities	(66,397,918)	(494,744)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,778,176	3,134,604
Proceeds from issuance of common stock	42,995,371	—
Proceeds from exercise of warrants	2,396,250	—
Payments of capital leases	(139,541)	(214,585)
Proceeds from long-term debt	15,000,000	—
Payments for restricted stock awards withheld for taxes	(507,398)	—
Payments on long-term debt	(1,875,000)	—
Net cash provided by financing activities	60,647,858	2,920,019
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	10,912,205	12,736,444
Effect of foreign currency exchange rate	(11,429)	34,553
Net increase in cash, cash equivalents, and restricted cash	10,900,776	12,770,997
Cash, cash equivalents, and restricted cash at beginning of period	22,246,015	19,298,038
Cash, cash equivalents, and restricted cash at end of period	$33,146,791	$32,069,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$140,911	$12,105

See notes to condensed consolidated financial statements.

Note 1- Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us” or “we”) is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016, we completed our acquisition of Skout, Inc. (“Skout”), and on April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), both of which owned leading global mobile networks for meeting new people.

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

The condensed consolidated financial statements include the accounts of The Meet Group (formerly known as MeetMe) and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda, which was dissolved during the fourth quarter of 2016, Skout and if(we). All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company earns revenue from the display of advertisements on its mobile apps and website, primarily based on a cost per thousand (“CPM”) model. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and ASC 605-45 “Principal Agent Considerations” (together, the “ASC Guidance”). Revenue from advertising on the Company’s website and mobile apps is generally recognized on a net basis, since the majority of its advertising revenues come from advertising agencies. The guidance provides indicators for determining whether “gross” or “net” presentation is appropriate. While all indicators should be considered, the Company believes that whether it acted as a primary obligor in its agreements with advertising agencies is the strongest indicator of whether gross or net revenue reporting is appropriate.

During the six months ended June 30, 2017 and 2016, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker; and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the six months ended June 30, 2017 and 2016, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s mobile applications and website. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 76% and 86% of the Company’s revenue came from advertising during the six months ended June 30, 2017 and 2016, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users. The Company offers in-app products such as Credits, Points and Gold. Users buy Credits, Points or Gold to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits, Points or Gold can be purchased using iTunes and Google checkout on mobile applications. Platform users do not own the Credits, Points or Gold but have a limited right to use them on virtual products offered for sale on the Company’s platforms. Credits, Points and Gold are non-refundable, the Company may change the purchase price of them at any time, and the Company reserves the right to stop issuing Credits, Points or Gold in the future. The Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits, Points or Gold are used by the customer; or (ii) the Company determines the likelihood of the Credits, Points or Gold being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits, Points or Gold to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits and Gold are used on a pro rata basis over a three month period (life of the user) beginning at the date of the sale and are included in revenue in the consolidated statements of operations and comprehensive income. Breakage recognized during the six months ended June 30, 2017 and 2016 was $664,665 and $651,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

The carrying amounts of the Company’s financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain common stock warrants are carried at fair value as disclosed in Note 3- Fair Value Measurements. The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At both June 30, 2017 and December 31, 2016, the Company’s contingent consideration liability had a fair value of $3.0 million. See Note 2- Acquisitions for more information regarding the Company’s contingent consideration liability. The Company also carries a term loan facility that was entered into as part of the acquisition of if(we). As of June 30, 2017, the Company had an outstanding balance of $13.1 million on its term loan facility. The outstanding balance as of June 30, 2017 approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 6- Long-Term Debt for more information regarding the Company’s credit facilities.

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

Net Income per Share

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated under the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income per share for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$856,595	$29,618,389	$1,302,441	$31,973,286

Denominator:
Weighted-average shares outstanding	70,122,234	48,218,184	65,632,962	47,838,466
Effect of dilutive securities	4,763,669	5,843,122	4,936,281	6,025,500
Weighted-average diluted shares	74,885,903	54,061,306	70,569,243	53,863,966

Basic income per share	$0.01	$0.61	$0.02	$0.67
Diluted income per share	$0.01	$0.55	$0.02	$0.59

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	4,013,425	5,320,564	3,840,813	5,020,092
Warrants	—	2,031,425	—	2,149,519
Total	4,013,425	7,351,989	3,840,813	7,169,611

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the six months ended June 30, 2017 and 2016, three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 46% and 53% of total revenues, respectively. Three customers, all of which were advertising aggregators, comprised of approximately 46% and 49% of accounts receivable as of June 30, 2017 and December 31, 2016, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations, however, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This update also requires significantly expanded disclosures related to revenue recognition. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued Accounting Standards Update No. 2016-12: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), amending certain aspects of ASU 2014-09 to address implementation issues identified by the FASB’s transition resource group and clarify the new revenue standard’s core revenue recognition principles. In December 2016, the FASB issued Accounting Standards Update No. 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which clarified or corrected unintended application of certain aspects of the new revenue guidance. ASU 2014-09 will be effective for the Company in fiscal year 2018 following the issuance of Accounting Standards Update No. 2015-14: Deferral of the Effective Date in August 2015, which deferred the effective date of ASU 2014-09 by one year.

The Company is in the process of evaluating the qualitative and quantitative disclosure requirements of ASU 2014-09 to identify possible enhancements to the Company’s financial statements that will enable users to better understand the nature, amount, timing and uncertainty of revenues and cashflows arising from contracts with customers, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company expects the adoption of ASU 2014-09, as amended, to have an impact to its business processes, financial reporting disclosures, and internal controls over financial reporting (“ICFR”). As part of the assessment performed through the date of this filing, the Company has created an implementation working group, which includes internal and third-party resources.

As part of its implementation plan, the Company has developed an implementation project plan that allows the Company to properly and timely adopt the new revenue accounting standard on its effective date. The Company is in the process of assessing the appropriate changes to its business processes and controls to support revenue recognition and disclosures under the new standard. The Company plans to adopt the new standard using the modified retrospective method.

The project plan for the adoption of ASU 2014-09 includes a phased implementation project plan, an understanding of the new revenue accounting standard and its requirements, and an assessment of the Company’s revenue streams and contracts. The Company will continue to monitor any modifications, clarifications and interpretations issued by the FASB, which may impact its assessment of the standard.

Significant assessment and implementation matters to be addressed prior to adopting ASU 2014-09 include completing a review of customer contracts and related policies and procedures, determining the impact the new accounting standard will have on the Company’s financial statements and related disclosures, and updating, as needed, the Company’s business policies, processes, systems, and controls required to comply with ASU 2014-09 upon its effective date of January 1, 2018. The Company will update the implementation status related to the impact of ASU 2014-09 on the financial statements and related footnotes in the future quarterly and year-end disclosures.

Specific considerations made to date on the impact of adopting ASU 2014-09 includes:

•
Arrangements with Multiple Performance Obligations - ASU 2014-09 states that the transaction price for contracts with more than one performance obligation should be allocated to each performance obligation. This guidance may impact certain contracts the Company has with its customers, which include multiple performance obligations.

•
Principal vs Agent Relationships - ASU 2014-09 modified some of the existing principal and agent considerations. This update may result in changes to gross vs net treatment of revenue and expenses; however, this update would not affect net income.

•
Contract Costs - The Company is continuing to assess the impact of ASU 2014-09 on the costs to acquire and fulfill its customer contracts, including whether the Company can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that would have been recognized is one year or less. Currently, the Company’s accounting policy is to expense contract costs as they are incurred.

Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company plans to adopt additional controls around ICFR and its business processes for any new revenue arrangements that the Company enters. The Company is on target to complete its assessment of ASU 2014-09 and its impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-2 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-01 will be effective in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2- Acquisitions

if(we)

On March 3, 2017, the Company, and its wholly-owned subsidiary, Two Sub One, Inc., a Delaware corporation, entered into a definitive agreement and plan of merger (the “Merger Agreement”) with if(we), a Delaware corporation and leading global mobile network for meeting new people, pursuant to which the Company agreed to acquire 100% of the outstanding shares of capital stock of if(we) for total consideration of $74.5 million in cash, subject to closing adjustments. The transaction closed on April 3, 2017. The Company does not expect goodwill to be deductible for tax purposes.

The Company funded the acquisition from cash on hand, and from a $15.0 million term credit facility from J.P. Morgan Chase Bank, N.A., pursuant to a Credit Agreement entered into on March 3, 2017. See Note 6- Long-Term Debt for further details.

At the closing of the if(we) acquisition, the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company.

The acquisition-date fair value of the consideration transferred is as follows:

At April 3, 2017

Cash consideration (1)	$60,000,000
Net working capital adjustment	14,467,379
Total estimated consideration	$74,467,379
(1) Cash consideration includes a $6.0 million escrow payment to be paid out 12 months from the date of the transaction.

The following is a purchase price allocation as of the April 3, 2017 acquisition date:

At April 3, 2017
Cash and cash equivalents	$8,164,587
Accounts receivable	2,961,593
Prepaid expenses and other current assets	5,588,308
Restricted cash	500,000
Property and equipment	1,476,010
Other assets	394,037
Intangible assets	23,830,000
Accounts payable	(1,632,306)
Accrued expenses and other current liabilities	(783,096)
Deferred revenue	(809,244)
Deferred tax liability	(1,135,739)
Net assets acquired	$38,554,150
Goodwill	35,913,229
Total consideration	$74,467,379

The fair value of the if(we) trademarks were determined using an income approach, the fair value of software acquired, which represents the primary platform on which the if(we) apps operate, was determined using a cost approach and the fair value of customer relationships was determined using an excess earnings approach. These values are subject to change based on the final assessment of the deferred taxes acquired. The preliminary amounts assigned to the identifiable intangible assets are as follows:

Fair Value
Trademarks	$9,895,000
Software	13,205,000
Customer relationships	730,000
Total identifiable intangible assets	$23,830,000

The operating results of if(we) for the period from April 3, 2017 to June 30, 2017, including revenues of $11.2 million and net loss of $0.9 million, have been included in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The Company incurred a total of $1.7 million in transaction costs in connection with the acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income for the six months ended June 30, 2017.

The following pro forma information shows the results of the Company’s operations for the three and six months ended June 30, 2016 as if the if(we) acquisition had occurred on January 1, 2016. The pro forma information also includes the results of Skout as if the acquisition of Skout occurred on January 1, 2015 for comparability purposes. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$31,478,167	$33,892,589	$62,169,230	$64,135,130
Net income	$989,468	$28,673,169	$621,700	$30,204,527
Basic earnings per share	$0.01	$0.59	$0.01	$0.63
Diluted earnings per share	$0.01	$0.53	$0.01	$0.56

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

The following is a summary of the consideration transferred:

At October 3, 2016
Cash consideration (1)	$33,155,532
Equity consideration	32,376,505
Contingent consideration	3,000,000
Total estimated consideration	$68,532,037
(1) Cash consideration includes a $2.9 million escrow payment to be paid out 18 months from the date of the transaction.

The following is the purchase price allocation as of the October 3, 2016 acquisition date:

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

The fair value of the Skout trademark was determined using an income approach, the fair value of software acquired, which represents the primary platform on which the Skout apps operate, was determined using a cost approach and the fair value of customer relationships was determined using an excess earnings approach. The amounts assigned to the identifiable intangible assets are as follows:

Fair Value
Trademark	$7,155,000
Software	2,500,000
Customer relationships	8,575,000
Total identifiable intangible assets	$18,230,000

The acquisition of Skout calls for contingent consideration of up to $1.5 million for each founder, $3.0 million in total, based on the Company achieving certain financial targets. The payment of the contingent consideration is due one year from closing. Based on the probability of achieving the financial targets, the Company has determined that the fair value of the contingent consideration at closing and at both June 30, 2017 and December 31, 2016 is $3.0 million.

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

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds, restricted cash, warrants to purchase common stock, and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Assets
Money market	$3,855,336	$—	$—	$3,855,336
Restricted cash	894,057	—	—	894,057
Total assets	$4,749,393	$—	$—	$4,749,393
Liabilities
Contingent consideration	—	—	3,000,000	3,000,000
Total liabilities	$—	$—	$3,000,000	$3,000,000
December 31, 2016
Assets
Money market	$7,586,810	$—	$—	$7,586,810
Restricted cash	393,484	—	—	393,484
Total assets	$7,980,294	$—	$—	$7,980,294
Liabilities
Contingent consideration	$—	—	3,000,000	3,000,000
Total liabilities	$—	$—	$3,000,000	$3,000,000

The following table sets forth a summary of changes in the fair value of the Company’s Common Stock warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2016	$3,000,000
Changes in estimated fair value	—
Balance as of June 30, 2017	$3,000,000

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2017 and the year ended December 31, 2016.

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

The fair value of the warrants on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average risk-free interest rate of 1.49% at June 30, 2016 and weighted average volatility of 83.64%. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The warrant liability was recorded in other liabilities on the Company’s consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on the statement of operations and comprehensive income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

Note 4 - Intangible Assets

Intangible assets consist of the following:

	June 30, 2017	December 31, 2016
Trademarks and domain names	$22,909,494	$13,014,494
Customer relationships	10,470,000	9,740,000
Software	17,430,000	4,225,000
	50,809,494	26,979,494
Less accumulated amortization	(13,573,236)	(9,968,929)
Intangible assets - net	$37,236,258	$17,010,565

Amortization expense was approximately $2.4 million and $0.4 million for the three months ended June 30, 2017 and 2016 and $3.6 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. The weighted average amortizable life of the intangible assets was approximately 6.8 years as of June 30, 2017.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2017	$4,623,214
2018	8,391,414
2019	6,946,377
2020	5,797,947
2021	4,964,280
Thereafter	6,513,026
Total	$37,236,258

Note 5 - Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Servers, computer equipment and software	$12,159,742	$10,273,823
Office furniture and equipment	294,704	232,217
Leasehold improvements	565,853	443,123
	13,020,299	10,949,163
Less accumulated depreciation	(9,528,760)	(8,483,053)
Property and equipment - net	$3,491,539	$2,466,110

Property and equipment depreciation expense was approximately $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2016 and $1.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Note 6- Long-Term Debt

Credit Facilities

On March 3, 2017, in connection with the if(we) merger discussed in Note 2- Acquisitions (the “Merger”), the Company entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”). The Credit Agreement provides for a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”).

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

On April 3, 2017, the Company drew down $15.0 million from its Term Loan Facility in connection with the Merger. As of June 30, 2017, the Company had an outstanding balance of $13.1 million on its Term Loan Facility. The weighted average interest rate at June 30, 2017 was 3.69%. Remaining unamortized fees and direct costs incurred for the Company’s Credit Facilities were $0.1 million. As of June 30, 2017, the Company did not have an outstanding balance on its Revolving Credit Facility.

Note 7- Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $1.7 million and $0.4 million for the three months ended June 30, 2017 and 2016 and $2.4 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Capital Leases

The Company leases certain fixed assets under capital leases that expire in 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services. Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due monthly through October 2017. During the six months ended June 30, 2017, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of June 30, 2017 are as follows:

	Capital Leases	Operating Leases
Remaining in 2017	$82,512	$2,639,060
2018	—	3,959,618
2019	—	1,827,943
2020	—	432,758
2021	—	445,741
2022	—	112,253
Total minimum lease payments	$82,512	$9,417,373
Less: Amount representing interest	751
Total present value of minimum payments	81,761
Less: Current portion of such obligations	81,761
Long-term capital lease obligations	$—

Litigation

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. We operate our business online, which is subject to extensive regulation by federal and state governments.

On April 30, 2015, plaintiff F. Stephen Allen served a complaint on the Company that he filed on April 23, 2015, in the United States District Court for the Northern District of Oklahoma accusing the Company of breach of contract for its alleged failure to maintain the effectiveness of a registration statement for warrant shares. The complaint sought damages of not less than $4 million. On December 22, 2015, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement and Release of Claims”) with F. Stephen Allen, resolving all claims relating to F. Stephen Allen v. MeetMe, Inc., Cause No. 4:15-cv-210-GKF-TLW. Pursuant to the Settlement and Release of Claims, the Company (i) paid F. Stephen Allen $225,000, (ii) entered into a one-year consulting agreement in exchange for a grant of 50,000 stock options, (iii) modified the terms of his outstanding Series 2 and Series 3 warrants, to reduce the amount outstanding under the Series 2 by 50,000 and to extend the expiration date on both Series 2 and Series 3 by 15 months to June 21, 2017, prior to which all Series 2 and Series 3 warrants were exercised. On December 23, 2015, the Court dismissed the litigation with prejudice.

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

Retirement Plan

The Company maintains the MeetMe, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing company matching contributions to the plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 8- Stockholder’s Equity

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

On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of the 1,000,000 shares of Series A-1 Preferred Stock that effectuated the elimination of the Series A-1 Preferred Stock, which then resumed the status of authorized but unissued shares of preferred stock. As of June 30, 2017, there were no longer any Series A-1 shares authorized or issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

In March 2017, the Company completed the underwritten public offering and sale of 9,200,000 shares (the “Shares”) of common stock at a price to the public of $5.00 per share. The net proceeds from the sale of the Shares, after deducting the underwriters’ discount and other offering expenses, were approximately $43.0 million.

The Offering was conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Company issued shares of common stock of 2,060,964 and 4,693,918 related to exercises of stock options, 913,195 and 934,991 related to restricted stock awards and 675,000 and 1,763,340 related to the exercise of warrants during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. During the year ended December 31, 2016, 200,000 warrants expired. No warrants expired during the six months ended June 30, 2017.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The 2016 Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. Unless extended by the Board of Directors, the 2016 Repurchase Program will terminate on August 29, 2017. The Company did not repurchase any shares during the six months ended June 30, 2017.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$101,035	$95,295	$202,304	$155,732
Product development and content	1,428,743	403,956	1,930,043	707,653
General and administrative	838,414	416,321	1,370,003	779,967
Total stock-based compensation expense	$2,368,192	$915,572	$3,502,350	$1,643,352

As of June 30, 2017, there was approximately $7.6 million of total unrecognized compensation cost relating to stock options, which is expected to be recognized over a period of approximately two years. As of June 30, 2017, the Company had approximately $12.2 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately two years.

Stock Option Plans

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of June 30, 2017, there were approximately 2.0 million shares of common stock available for grant.

The Company recorded stock-based compensation expense related to options of approximately $0.7 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,822,855	$2.42
Granted	1,110,351	4.97
Exercised	(80,331)	2.13
Forfeited or expired	(44,966)	3.45
Outstanding at June 30, 2017	3,807,909	$3.16	8.3	$7,308,114
Exercisable at June 30, 2017	1,972,801	$2.32	7.4	$5,380,295

The total intrinsic values of options exercised were $0.2 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.89%	1.39%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—
Expected volatility	83%	84%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

The Company granted 1,304,271 RSAs during the six months ended June 30, 2017. Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.0 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2017 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	1,794,115	$2.46
Granted	1,304,271	4.95
Vested	(999,832)	2.34
Forfeited or expired	(93,450)	3.79
Outstanding and unvested at June 30, 2017	2,005,104	$4.07

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

A summary of stock option activity under the 2006 Stock Plan during the six months ended June 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,041,686	$2.62
Granted	—	—
Exercised	(1,664,177)	1.31
Forfeited or expired	(183,428)	4.94
Outstanding at June 30, 2017	1,194,081	$4.08	4.3	$1,260,386
Exercisable at June 30, 2017	1,149,902	$4.09	4.4	$1,200,744

The total intrinsic values of options exercised were $6.3 million and $6.1 million during the six months ended June 30, 2017 and 2016, respectively.

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

Options under the 2016 Stock Plan

The Company recorded stock-based compensation expense related to options of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. A summary of stock option activity under the 2016 Stock Plan during the six months ended June 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	310,000	$6.02
Granted	575,000	4.95
Exercised	—	—
Forfeited or expired	(67,500)	5.92
Outstanding at June 30, 2017	817,500	$5.27	9.6	$110,900
Exercisable at June 30, 2017	—	—	—	—

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2017:

Six Months Ended June 30,
2017
Risk-free interest rate	1.89%
Expected term (in years)	6.0
Expected dividend yield	—
Expected volatility	84%

Restricted Stock Awards under the 2016 Stock Plan

The Company granted 1,007,750 RSAs during the six months ended June 30, 2017. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2017, respectively. A summary of RSA activity under the 2016 Stock Plan during the six months ended June 30, 2017 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	—	$—
Granted	1,007,750	5.47
Vested	—	—
Forfeited or expired	(55,250)	5.74
Outstanding and unvested at June 30, 2017	952,500	$5.45

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. A summary of Non-Plan option activity during the six months ended June 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	316,456	$1.34
Granted	—	—
Exercised	(316,456)	1.34
Forfeited or expired	—	—
Outstanding at June 30, 2017	—	—	—	$—

The total intrinsic values of options exercised were $1.0 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively.

Note 9- Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of		Weighted-Average Exercise Price		Balance Sheet Classification as of
	June 30, 2017	December 31, 2016		Expiration	June 30, 2017	December 31, 2016
Allen, F. Stephen Series 3	—	425,000	$3.55	6/21/2017	Equity	Equity
OTA LLC Series 2	—	250,000	$3.55	6/21/2017	Equity	Equity
All warrants	—	675,000

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

In 2016, F. Stephen Allen exercised 275,000 warrants with an exercise price of $3.55 per share, with the Company issuing 275,000 shares of common stock. He sold 250,000 warrants to Warberg WF IV LP (“Warberg”), and as of December 31, 2016, Allen had 425,000 warrants remained outstanding. In March, April and May 2017, F. Stephen Allen exercised the remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock.

In 2016, Warberg sold all of its 250,000 warrants to OTA LLC. In June 2017, OTA LLC exercised the remaining 250,000 warrants with an exercise price of $3.55 resulting in the Company issuing 250,000 shares of common stock.

A summary of warrant activity for the six months ended June 30, 2017 is as follows:

Warrants	Number of warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2016	675,000	$3.55
Granted	—	—
Exercised	(675,000)	$3.55
Forfeited or expired	—	—
Outstanding and exercisable at June 30, 2017	—	—

Note 10 - Income Taxes

As of June 30, 2017, the Company’s annual effective tax rate (ETR) from operations is 41.11%, which is higher than the previous year due to the release of the valuation allowance in 2016. Our effective tax rate is higher than the previous quarter due to an increase in permanent differences, mainly transaction costs, related to the recent acquisition of if(we).

The Company recorded a net income tax benefit of approximately $2.7 million and $27.2 million for the three months ended June 30, 2017 and 2016, respectively, and a benefit of $2.7 million and $27.1 million for the six months ended June 30, 2017 and 2016, respectively. The net income tax benefit recorded during the three and six months ended June 30, 2016, is primarily related to a release of the entire valuation allowance.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs). In the second quarter of 2016, in part because the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $33.6 million are realizable. As of June 30, 2017 and December 31, 2016, the Company did not record any valuation allowances related to deferred tax assets.

During the three and six months ended June 30, 2017 and 2016, the Company had no material changes in uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding user engagement patterns;

•	our expectations regarding mobile usage by our users;

•	the impact of increased mobile usage and Social Theater competition on revenues and financial results;

•	the impact of seasonality on our operating results;

•	our expectations relating to advertising and the effects of advertising and mobile monetization on our revenues;

•	our expectations regarding our ability to manage and fill our advertising inventory internally;

•	our plans regarding product development, international growth and personnel;

•	our liquidity and expectations regarding uses of cash;

•	our expectations regarding payments relating to cost reduction initiatives;

•	our ability to successfully pursue collection actions;

•	our expectations regarding the cost and outcome of our current and future litigation;

•	the impact of new accounting policies; and

•	our plans for capital expenditures for the remainder of the year ending December 31, 2017.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our App upgrades and new features, the risk that unanticipated events affect the functionality of our App with popular mobile operating systems, any changes in such operating systems that degrade our App’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or make pay for Credits, Points or Gold. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Company Overview

The Meet Group is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we are adopting a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016 we completed our acquisition of Skout, Inc. (“Skout”), and on April 3, 2017 we completed our acquisition of Ifwe Inc. (“if(we)”), both of which owned leading global mobile networks for meeting new people.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended June 30, 2017 and 2016, the total Company MAUs were approximately 13.87 million and 5.83 million, respectively, and total Company DAUs were approximately 3.43 million and 1.29 million, respectively.

	Monthly Average for the Quarter Ended
	June 30,
	2017	2016
MAU	13,869,145	5,834,642

	For the Quarter Ended
	June 30,
	2017	2016
DAU	3,432,355	1,291,146

Second Quarter of 2017 Highlights

•	Mobile revenue was $23.3 million in the second quarter of 2017, up 55% from $15.1 million in the second quarter of 2016.

•
Net income for the second quarter of 2017 was $0.9 million. Adjusted EBITDA was $7.4 million for the second quarter of 2017. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $32.3 million at June 30, 2017.

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on the Company’s apps in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). We define ARPU as the average quarterly revenue per MAU. We define ARPDAU as the average quarterly revenue per DAU. We define mobile MAU as a user who accessed our sites by one of our mobile applications for all platforms or by the mobile optimized version of our website for MeetMe and Skout, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications for all platforms or by the mobile optimized version of our website for MeetMe and Skout, whether on a mobile phone or tablet during the day of measurement. Visits represent the number of times during the measurement period that users came to the website or mobile applications for distinct sessions. A page view is a page that a user views during a visit.

In the quarter ended June 30, 2017, the Company averaged 10.67 million mobile MAUs and 13.87 million total MAUs on average, as compared to 4.84 million mobile MAUs and 5.83 million total MAUs on average in the quarter ended June 30, 2016, a net increase of 5.83 million or 120% for mobile MAUs, and a net increase of 8.04 million or 138% for total Company MAUs. Mobile DAUs were 2.70 million for the quarter ended June 30, 2017, a 122% increase, from 1.22 million in the quarter ended June 30, 2016. For the quarter ended June 30, 2017, the Company averaged 3.43 million total DAUs, as compared to 1.29 million total DAUs on average for the quarter ended June 30, 2016, a net increase of approximately 2.14 million total DAUs, or 166%.

In the quarter ended June 30, 2017, the Company earned an average of $1.45 ARPU on the web and $2.19 ARPU in our mobile applications, as compared to $0.36 ARPU on the web and $3.11 in mobile ARPU for the quarter ended June 30, 2016. In the quarter ended June 30, 2017, the Company earned an average of $0.086 in web ARPDAU and $0.095 in mobile ARPDAU, as compared to $0.053 in web ARPDAU and $0.136 in mobile ARPDAU for the quarter ended June 30, 2016.

Factors Affecting Our Performance

We believe the following factors affect our performance:

•
Number of MAUs and DAUs: We believe our ability to grow web and mobile MAUs and DAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, and the volume of in-app purchases, as well as our expenses and capital expenditures.

•
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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (CPM) could affect our revenue and financial results. We expect to continue investing in new types of advertising and new placements, especially in our mobile applications. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 9, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2017, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1- Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

The following table sets forth our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		Change From Prior Year
	2017	2016	($)%
Revenues	$31,329,468	$16,388,991	$14,940,477	91.2%
Operating costs and expenses:
Sales and marketing	4,599,842	3,226,344	1,373,498	42.6%
Product development and content	16,526,905	6,214,062	10,312,843	166.0%
General and administrative	5,160,799	1,867,590	3,293,209	176.3%
Depreciation and amortization	2,965,175	753,918	2,211,257	293.3%
Acquisition and restructuring costs	3,769,425	1,160,349	2,609,076	224.9%
Total operating costs and expenses	33,022,146	13,222,263	19,799,883	149.7%
(Loss) income from operations	(1,692,678)	3,166,728	(4,859,406)	(153.5)%
Other income (expense):
Interest income	1,400	6,447	(5,047)	(78.3)%
Interest expense	(175,254)	(5,360)	(169,894)	(3,169.7)%
Change in warrant liability	—	(787,391)	787,391	100.0%
(Loss) gain on foreign currency adjustment	(9,229)	18,201	(27,430)	(150.7)%
Total other expense	(183,083)	(768,103)	585,020	76.2%
(Loss) income before income taxes	(1,875,761)	2,398,625	(4,274,386)	(178.2)%
Benefit from income taxes	2,732,356	27,219,764	(24,487,408)	(90.0)%
Net income	$856,595	$29,618,389	$(28,761,794)	(97.1)%

Revenues

Our revenues were approximately $31.3 million for the three months ended June 30, 2017, an increase of $14.9 million or 91.2% compared to $16.4 million for the three months ended June 30, 2016. The increase in revenue is attributable to an $8.3 million increase in mobile revenue, a $6.1 million increase in web revenue, and a $0.5 million increase in cross-platform revenue. We believe the increase in mobile revenue is primarily due to increased mobile advertising impressions and increased in-app purchases, as a result of the Skout and if(we) acquisitions. The increased web revenue is primarily due to user generated revenue and subscription revenue from the if(we) acquisition.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.4 million, or 42.6%, to $4.6 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016. The net increase in sales and marketing expenses, including the Skout and if(we) sales and marketing related expense, is due to increased advertising spend of approximately $1.0 million and increased employee expenses of approximately $0.3 million. The increase in employee expenses is primarily due to the Skout and if(we) acquisitions.

Product Development and Content: Product development and content expenses increased approximately $10.3 million, or 166.0%, to $16.5 million for the three months ended June 30, 2017 from $6.2 million for the three months ended June 30, 2016. The net increase in product development and content expense, including the Skout and if(we) product development related expense, is attributable to an increase of employee expenses of $4.5 million, data center and technical operations of $2.5 million, stock-based compensation of $1.0 million, mobile content cost of $0.8 million and Social Theater content costs of $0.5 million. The increase in employee expenses, data center and technical operations, stock-based compensation and mobile content costs is attributable to the Skout and if(we) acquisitions. The increase in Social Theater content costs is due to increased Social Theater revenue.

General and Administrative: General and administrative expenses increased $3.3 million or 176.3%, to $5.2 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016. The net increase in general and administrative expense, including the Skout and if(we) general and administrative related expense, is due to an increase of employee expenses of $0.9 million, stock-based compensation of $0.4 million, office related expenses of $0.3 million, and travel related costs of $0.2 million. These increases are primarily attributable to the Skout and if(we) acquisitions.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.5 million to $2.4 million for the three months ended June 30, 2017 from $0.9 million for the three months ended June 30, 2016. Stock-based compensation expense represented 7% of operating expenses for both the three months ended June 30, 2017 and 2016.

As of June 30, 2017, there was approximately $7.6 million and $12.2 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	Three Months Ended June 30,		Change from Prior Year
	2017	2016	($)
Sales and marketing	$101,035	$95,295	$5,740
Product development and content	1,428,743	403,956	1,024,787
General and administrative	838,414	416,321	422,093
Total stock-based compensation expense	$2,368,192	$915,572	$1,452,620

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.0 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Skout and if(we) acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs were approximately $3.8 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively. Acquisition and restricting costs include the transaction costs, including legal and diligence costs, for the acquisition of if(we), the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The Company paid approximately $0.9 million in transaction costs in connection with the acquisition of if(we) in the three months ended June 30, 2017.

Benefit from Income Taxes

Benefit from income taxes was $2.7 million and $27.2 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate from operations for the three months ended June 30, 2017 was higher than the effective tax rate for the three months ended June 30, 2016 due to the stock based compensation tax deductions in excess of book expense and an increase in permanent differences, mainly transaction costs, related to the recent acquisition of if(we). The net income tax benefit recorded during the three months ended June 30, 2016 primarily related to a reversal of the entire valuation allowance of $33.6 million.

Comparison of the six months ended June 30, 2017 and 2016

The following table sets forth our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		Change From Prior Year
	2017	2016	($)%
Revenues	$51,388,265	$29,710,662	$21,677,603	73.0%
Operating costs and expenses:
Sales and marketing	9,705,350	5,547,767	4,157,583	74.9%
Product development and content	24,984,399	11,922,162	13,062,237	109.6%
General and administrative	8,023,226	4,215,758	3,807,468	90.3%
Depreciation and amortization	4,650,014	1,505,182	3,144,832	208.9%
Acquisition and restructuring costs	5,269,854	1,160,349	4,109,505	354.2%
Total operating costs and expenses	52,632,843	24,351,218	28,281,625	116.1%
(Loss) income from operations	(1,244,578)	5,359,444	(6,604,022)	(123.2)%
Other income (expense):
Interest income	3,970	11,562	(7,592)	(65.7)%
Interest expense	(177,586)	(12,105)	(165,481)	1,367.0%
Change in warrant liability	—	(545,614)	545,614	(100.0)%
(Loss) gain on foreign currency adjustment	(11,429)	34,553	(45,982)	(133.1)%
Total other expense	(185,045)	(511,604)	326,559	(63.8)%
(Loss) income before income taxes	(1,429,623)	4,847,840	(6,277,463)	(129.5)%
Benefit from income taxes	2,732,064	27,125,446	(24,393,382)	(89.9)%
Net income	$1,302,441	$31,973,286	$(30,670,845)	(95.9)%

Revenues

Our revenues were approximately $51.4 million for the six months ended June 30, 2017, an increase of $21.7 million or 73.0% compared to $29.7 million for the six months ended June 30, 2016. The increase in revenue is attributable to a $15.3 million increase in mobile revenue, a $5.7 million increase in web revenue, and a $0.6 million increase in cross platform revenue. We believe the increase in mobile revenue is primarily due to increased mobile advertising impressions and increased in-app purchases resulting from the Skout and if(we) acquisitions, and the increased web revenue is primarily due to user generated revenue and subscription revenue from the if(we) acquisition.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $4.2 million, or 74.9%, to $9.7 million for the six months ended June 30, 2017 from $5.5 million for the six months ended June 30, 2016. The net increase in sales and marketing expenses, including the Skout and if(we) sales and marketing related expense, is due to increased advertising spend of approximately $3.6 million, and increased employee expenses of approximately $0.4 million. The increase in employee expenses is primarily due to the Skout and if(we) acquisitions.

Product Development and Content: Product development and content expenses increased approximately $13.1 million, or 109.6%, to $25.0 million for the six months ended June 30, 2017 from $11.9 million for the six months ended June 30, 2016. The net increase in product development and content expense, including the Skout and if(we) product development related expense, is attributable to an increase of employee expenses of $5.4 million, data center and technical operations of $3.3 million, stock-based compensation of $1.2 million, mobile content cost of $0.9 million, and Social Theater content costs of $0.7 million. The increase in employee expenses, data center and technical operations, stock-based compensation, and mobile content costs is attributable to the Skout and if(we) acquisitions. The increase in Social Theater content costs is due to increased Social Theater revenue.

General and Administrative: General and administrative expenses increased $3.8 million or 90.3%, to $8.0 million for the six months ended June 30, 2017 from $4.2 million for the six months ended June 30, 2016. The net increase in general and administrative expense, including the Skout and if(we) general and administrative related expense, is primarily due to an increase of employee expenses of $1.2 million, stock-based compensation of $0.6 million, office related expenses of $0.4 million, professional fees of

$0.4 million, business and franchise taxes of $0.4 million and travel related costs of $0.2 million. These increases are attributable primarily to the Skout and if(we) acquisitions.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.9 million to $3.5 million for the six months ended June 30, 2017 from $1.6 million for the six months ended June 30, 2016. Stock-based compensation expense represented 7% of operating expenses for both the six months ended June 30, 2017 and 2016.

As of June 30, 2017, there was approximately $7.6 million and $12.2 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	Six Months Ended June 30,		Change from Prior Year
	2017	2016	($)
Sales and marketing	$202,304	$155,732	$46,572
Product development and content	1,930,043	707,653	1,222,390
General and administrative	1,370,003	779,967	590,036
Total stock-based compensation expense	$3,502,350	$1,643,352	$1,858,998

Depreciation and Amortization Expense

Depreciation and amortization expense was $4.7 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Skout and if(we) acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs were approximately $5.3 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Acquisition and restricting costs include the transaction costs including legal and diligence costs for the acquisition of if(we), the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The Company paid approximately $1.7 million in transaction costs in connection with the acquisition of if(we) in the six months ended June 30, 2017.

Benefit from Income Taxes

Benefit from income taxes was $2.7 million and $27.1 million for the six months ended June 30, 2017 and 2016, respectively. Our annual effective tax rate (“ETR”) for six months ended June 30, 2017 was 41.11%, which is higher than the effective tax rate for the six months ended June 30, 2016 due to the stock based compensation tax deductions in excess of book expense and an increase in permanent differences, mainly transaction costs, related to the recent acquisition of if(we). The ETR is also higher due to the release of the entire valuation allowance in 2016.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$16,662,265	$10,311,169
Net cash used in investing activities	(66,397,918)	(494,744)
Net cash provided by financing activities	60,647,858	2,920,019
	$10,912,205	$12,736,444

Net cash provided by operations was approximately $16.7 million for the six months ended June 30, 2017 compared to approximately $10.3 million for the six months ended June 30, 2016.

For the six months ended June 30, 2017, net cash provided by operations consisted primarily of net income of approximately $1.3 million adjusted for certain non-cash expenses of approximately $4.7 million of depreciation and amortization expense and $3.5 million related to stock based compensation for the vesting of stock options. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $5.9 million resulting from collections and decreases of $1.6 million in prepaid expenses, and other current assets and other assets.

Net cash used in investing activities in the six months ended June 30, 2017 of was primarily due to the acquisition of if(we) of $65.8 million, net of cash and restricted cash acquired, as well as approximately $0.6 million due to capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the six months ended June 30, 2017 of approximately $60.6 million was due to approximately $43.0 million of proceeds from a common stock offering, $15.0 million of proceeds from debt, $2.8 million from the exercise of stock options and $2.4 million from the exercise of warrants. These increases in cash were partially offset by $1.9 million payments of debt, $0.5 million of payments for restricted stock awards withheld for taxes and $0.1 million of capital lease payments.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$32,252,734	$21,852,531
Total assets	$278,274,133	$209,489,484
Percentage of total assets	11.6%	10.4%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2017, we had positive working capital of approximately $33.3 million.

During the six months ended June 30, 2017, the Company did not enter into any additional capital leases. As of June 30, 2017, capital leases that were previously entered into had approximately $0.1 million in principal amount of capital lease indebtedness, all of which is due in the remainder of 2017.

We believe that with its current available cash, anticipated revenues and collections on its accounts receivables and its access to capital through various financing options, the Company will have sufficient funds to meet its anticipated cash needs for at least the next 12 months from the date of this filing.

We have budgeted capital expenditures of approximately $3.4 million for the remainder of 2017, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income, a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
ADJUSTED EBITDA	2017	2016	2017	2016
Net income	$856,595	$29,618,389	$1,302,441	$31,973,286
Interest expense	175,254	5,360	177,586	12,105
Change in warrant liability	—	787,391	—	545,614
Benefit from income taxes	(2,732,356)	(27,219,764)	(2,732,064)	(27,125,446)
Depreciation and amortization	2,965,175	753,918	4,650,014	1,505,182
Stock-based compensation expense	2,368,192	915,572	3,502,350	1,643,352
Acquisition and restructuring	3,769,425	1,160,349	5,269,854	1,160,349
Loss (gain) on foreign currency adjustment	9,229	(18,201)	11,429	(34,553)
ADJUSTED EBITDA	$7,411,514	$6,003,014	$12,181,610	$9,679,889

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2017 was held in insured depository accounts, of which $30.0 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the acquisition of if(we).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See Note 7- Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 include detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” respectively. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. EXHIBITS

Filed or Furnished Herewith
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number

31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

August 4, 2017	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

August 4, 2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)