Form 10-Q
period 2017-09-30
Meet Group, Inc.
filed 2017-11-09
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of November 3, 2017
Common Stock, $0.001 par value per share	71,806,016	shares

THE MEET GROUP, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,642,002	$21,852,531
Accounts receivable, net of allowance of $451,000 and $283,000 at September 30, 2017 and December 31, 2016, respectively	22,680,468	23,737,254
Prepaid expenses and other current assets	2,131,095	1,489,267
Total current assets	49,453,565	47,079,052
Restricted cash	894,305	393,484
Goodwill	150,088,783	114,175,554
Property and equipment, net	3,360,015	2,466,110
Intangible assets, net	34,858,106	17,010,565
Deferred taxes	32,501,672	28,253,827
Other assets	918,248	110,892
Total assets	$272,074,694	$209,489,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,904,223	$5,350,336
Accrued liabilities	13,926,046	8,395,060
Current portion of capital lease obligations	18,901	221,302
Deferred revenue	1,127,610	434,197
Total current liabilities	19,976,780	14,400,895
Total liabilities	19,976,780	14,400,895
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 71,804,766 and 58,945,607 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	71,808	58,949
Additional paid-in capital	405,345,104	351,873,801
Accumulated deficit	(153,318,998)	(156,844,161)
Total stockholders’ equity	252,097,914	195,088,589
Total liabilities and stockholders’ equity	$272,074,694	$209,489,484

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$32,246,472	$17,191,261	$83,634,737	$46,901,923
Operating costs and expenses:
Sales and marketing	4,600,148	3,228,262	14,305,498	8,776,029
Product development and content	16,021,977	5,808,449	41,006,376	17,730,610
General and administrative	5,021,739	2,215,727	13,044,965	6,431,486
Depreciation and amortization	2,969,570	761,460	7,619,584	2,266,642
Acquisition and restructuring	3,378,838	467,777	8,648,692	1,628,126
Total operating costs and expenses	31,992,272	12,481,675	84,625,115	36,832,893
Income (loss) from operations	254,200	4,709,586	(990,378)	10,069,030
Other income (expense):
Interest income	1,374	7,135	5,344	18,697
Interest expense	(244,361)	(4,123)	(421,947)	(16,228)
Change in warrant liability	—	(318,983)	—	(864,596)
Gain (loss) on foreign currency adjustment	9,357	(1,206)	(2,072)	33,347
Total other expense	(233,630)	(317,177)	(418,675)	(828,780)
Income (loss) before income taxes	20,570	4,392,409	(1,409,053)	9,240,250
Benefit from income taxes	2,202,152	—	4,934,216	27,125,446
Net income	$2,222,722	$4,392,409	$3,525,163	$36,365,696

Basic and diluted net income per common stockholders:
Basic net income per common stockholders	$0.03	$0.08	$0.05	$0.73
Diluted net income per common stockholders	$0.03	$0.07	$0.05	$0.65

Weighted average shares outstanding:
Basic	71,800,274	53,231,369	67,711,324	49,649,221
Diluted	76,078,563	59,048,821	72,425,863	55,604,866

Comprehensive income	$2,222,722	$4,392,409	$3,525,163	$36,365,696

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED) AND
THE YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2015	47,179,486	$47,183	$300,725,791	$(198,102,612)	$102,670,362
Vesting of stock options for compensation	—	—	3,567,987	—	3,567,987
Exercise of stock options	4,693,918	4,694	8,841,370	—	8,846,064
Exercise of warrants	1,763,340	1,763	6,368,305	—	6,370,068
Issuance of common stock for Skout acquisition	5,222,017	5,222	32,371,283	—	32,376,505
Issuance of common stock for vested RSAs	934,991	935	(935)	—	—
Repurchase and retirement of common stock	(848,145)	(848)	—	(5,010,167)	(5,011,015)
Net income	—	—	—	46,268,618	46,268,618
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$195,088,589
Vesting of stock options for compensation	—	—	5,802,046	—	5,802,046
Exercise of stock options	2,070,964	2,071	2,795,822	—	2,797,893
Exercise of warrants	675,000	675	2,395,575	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	42,995,371
Issuance of common stock for vested RSAs	913,195	913	(913)	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	(507,398)
Net income	—	—	—	3,525,163	3,525,163
Balance-September 30, 2017	71,804,766	$71,808	$405,345,104	$(153,318,998)	$252,097,914

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,525,163	$36,365,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,619,584	2,266,642
Vesting of stock options for compensation	5,802,046	2,554,842
Deferred taxes	(5,383,583)	(27,269,800)
Loss (gain) on cumulative foreign currency (translation)	2,072	(33,347)
Bad debt expense	168,000	57,000
Amortization of loan origination costs	142,034	—
Revaluation of warrant liability	—	864,596
Changes in operating assets and liabilities:
Accounts receivable	3,850,379	2,925,315
Prepaid expenses, other current assets and other assets	4,391,126	216,238
Accounts payable and accrued liabilities	2,669,471	(1,629,546)
Deferred revenue	(115,831)	2,667
Net cash provided by operating activities	22,670,461	16,320,303
Cash flows from investing activities:
Purchase of property and equipment	(1,055,020)	(626,105)
Acquisition of if(we), Inc., net of cash and restricted cash acquired	(65,802,792)	—
Purchase of trademarks and domain names	—	(9,500)
Net cash used in investing activities	(66,857,812)	(635,605)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,797,893	8,822,492
Proceeds from issuance of common stock	42,995,371	—
Proceeds from exercise of warrants	2,396,250	4,470,334
Purchases of treasury stock	—	(2,040,614)
Payments of capital leases	(202,401)	(297,126)
Proceeds from long-term debt	15,000,000	—
Payments for restricted stock awards withheld for taxes	(507,398)	—
Payments on long-term debt	(15,000,000)	—
Net cash provided by financing activities	47,479,715	10,955,086
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	3,292,364	26,639,784
Effect of foreign currency exchange rate (translation)	(2,072)	33,347
Net increase in cash, cash equivalents, and restricted cash	3,290,292	26,673,131
Cash, cash equivalents, and restricted cash at beginning of period	22,246,015	19,298,038
Cash, cash equivalents, and restricted cash at end of period	$25,536,307	$45,971,169
Supplemental disclosure of cash flow information:
Cash paid for interest	$279,913	$16,228
Supplemental disclosure of non-cash investing and financing activities:
Warrant exercise settlement	$—	$1,899,516

See notes to condensed consolidated financial statements.

Note 1- Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us” or “we”) is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we have adopted a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016, we completed our acquisition of Skout, Inc. (“Skout”), and on April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), both of which owned leading global mobile networks for meeting new people. On October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”) to expand our global footprint, increase our scale and profitability, and diversify our business model by adding expertise in subscription and in-app purchasing.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere-not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships - even marriages.

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

The condensed consolidated financial statements include the accounts of The Meet Group (formerly known as MeetMe) and its wholly-owned subsidiaries, Quepasa.com de Mexico, Quepasa Serviços em Solucoes de Publicidade E Tecnologia Ltda (inactive), MeetMe Online S/S Ltda, which was dissolved during the fourth quarter of 2016, Skout, and if(we). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause it to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturn, can increase the uncertainty already inherent in its estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in the Company’s condensed consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations.

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

During the nine months ended September 30, 2017 and 2016, the Company had transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by third party entities, pursuant to revenue sharing agreements with advertising networks for advertising and with other partners for royalties on product sales. The Company considered two key factors when making its revenue recognition determinations: (1) whether the Company performed a service for a fee, similar to an agent or a broker; and (2) whether the Company was involved in the determination of product or service specifications. The Company focused on the substance of the agreements and determined that net presentation was representationally faithful to the substance, as well as the form, of the agreements. The form of the agreements was such that the Company provided services in exchange for a fee. In addition, the Company has no latitude in establishing price, and the advertising agencies were solely responsible for determining pricing with third party advertisers. The Company determined only the fee for providing its services to advertising agencies.

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

During the nine months ended September 30, 2017 and 2016, the Company’s revenue was generated from two principal sources: revenue earned from the sales of advertising on the Company’s mobile applications and website and revenue earned from in-app products.

Advertising Revenue

Advertising and custom sponsorship revenues consist primarily of advertising fees earned from the display of advertisements on the Company’s mobile applications and website. Revenue from advertising is generally recognized as advertisements are delivered. The Company recognizes advertising revenue from customers that are advertising networks on a net basis, while advertising revenues earned directly from advertisers are recognized on a gross basis. Approximately 73% and 87% of the Company’s revenue came from advertising during the nine months ended September 30, 2017 and 2016, respectively.

In-App Purchases

Revenue is earned from in-app purchase products sold to our mobile application and website users. The Company offers in-app products such as Credits, Points and Gold. Users buy Credits, Points or Gold to purchase the Company’s virtual products. These products put users in the spotlight, helping users to get more attention from the community in order to meet more people faster. Revenue from these virtual products is recognized over time. Credits, Points or Gold can be purchased using iTunes and Google checkout on mobile applications. Platform users do not own the Credits, Points or Gold but have a limited right to use them on virtual products offered for sale on the Company’s platforms. Credits, Points and Gold are non-refundable, the Company may change the purchase price of them at any time, and the Company reserves the right to stop issuing Credits, Points or Gold in the future. Except for only in-app products used to purchase certain virtual gifts, the Company’s in-app products are not transferable, cannot be sold or exchanged outside our platform, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue when: (i) the Credits, Points or Gold are used by the customer; or (ii) the Company determines the likelihood of the Credits, Points or Gold being redeemed by the customer is remote (Breakage) and there is not a legal obligation to remit the unredeemed Credits, Points or Gold to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits, Points and Gold are used on a pro rata basis over a three month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income. Breakage recognized during the nine months ended September 30, 2017 and 2016 was $1,029,705 and $988,000, respectively. For “MeetMe+” and other subscription based products, the Company recognizes revenue over the term of the subscription.

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

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2017 and December 31, 2016, the Company’s contingent consideration liability had a fair value of $2.9 million and $3.0 million, respectively. See Note 2- Acquisitions for more information regarding the Company’s contingent consideration liability. As part of the Lovoo Acquisition, as defined in Note 11- Subsequent Events, the Company amended and restated its term loan and revolving credit facility. As of September 30, 2017, the Company did not have an outstanding balance for either facility. See Note 6- Long-Term Debt for more information regarding the Company’s credit facilities.

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

The following table shows the computation of basic and diluted net income per share for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,222,722	$4,392,409	$3,525,163	$36,365,696

Denominator:
Weighted-average shares outstanding	71,800,274	53,231,369	67,711,324	49,649,221
Effect of dilutive securities	4,278,289	5,817,452	4,714,539	5,955,645
Weighted-average diluted shares	76,078,563	59,048,821	72,425,863	55,604,866

Basic income per share	$0.03	$0.08	$0.05	$0.73
Diluted income per share	$0.03	$0.07	$0.05	$0.65

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	4,579,555	2,480,228	4,143,305	2,427,662
Warrants	—	391,015	—	305,388
Total	4,579,555	2,871,243	4,143,305	2,733,050

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash equivalents, including restricted cash or money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the nine months ended September 30, 2017 and 2016, two and three customers (all of which were advertising aggregators, which represent thousands of advertisers), respectively, comprised approximately 31% and 54% of total revenues, respectively. Four and three customers (which were primarily advertising aggregators), respectively, comprised of approximately 59% and 49% of accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods beginning after that date, and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds a practical expedient for certain aspects of the guidance. In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which adds SEC paragraphs pursuant to an SEC Staff Announcement at the July 20, 2017 EITF meeting. The amendments do not change the core principle of the guidance in ASU 2014-09.

The Company continues to evaluate the ASU 2014-09 disclosure requirements to enhance the Company’s financial statements that will enable users to better understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company has determined that its adoption of ASU 2014-09 will have an impact on its financial reporting disclosures and internal controls over financial reporting (“ICFR”).

As part of its implementation plan executed by a working group of internal and external resources, the Company has developed a project plan and controls that allow the Company to properly and timely adopt the new revenue recognition standard on its effective date. The phased implementation project plan includes an assessment of the Company’s revenue streams and contracts disaggregated into categories in accordance with Topic 606. The Company will continue monitoring modifications, clarifications and interpretations issued by the FASB, which may impact its assessment of the standard.

Significant assessment and implementation matters that are being addressed prior to adopting ASU 2014-09 are reviews of customer contracts and related policies and procedures, determining the impact the new accounting standard will have on the Company’s financial statements and related disclosures, and updating, throughout the implementation efforts, the Company’s business policies, processes, systems, and controls required to comply with ASU 2014-09 upon its effective date of January 1, 2018.

The assessment and implementation procedures performed through September 30, 2017 have not included Lovoo, which the Company acquired on October 19, 2017. During the quarter ending December 31, 2017, the Company will assess the impact of the acquisition on its implementation plan and procedures, which may result in the identification of additional revenue streams.

Specific considerations made to date on the impact of adopting ASU 2014-09 include:

•
Arrangements with Multiple Performance Obligations - ASU 2014-09 states that the transaction price for contracts with more than one performance obligation should be allocated to each performance obligation. This guidance may impact the application of the revenue recognition standard on certain of the Company’s contracts which include multiple performance obligations.

•
Principal vs Agent Relationships - ASU 2014-09 modified some of the existing principal and agent considerations. This update may result in changes to gross vs net treatment of revenue and expenses; however, it would not have an impact on net income.

•
Contract Costs - The Company continues to assess the impact of ASU 2014-09 on the costs to acquire and fulfill its customer contracts, including whether the Company can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that would have been recognized is one year or less. Currently, the Company’s accounting policy is to expense contract costs as they are incurred.

•
Breakage - ASU 2014-09 guidance on breakage requires that an entity establish a liability for the full amount of the prepayment and recognize breakage on that liability into revenue proportionate to the pattern of rights exercised by the customer. Consistent with the new guidance, the Company currently recognizes breakage in revenue as Credits, Points and Gold are redeemed on a pro rata basis over a three-month period (life of the user) beginning at the date of the sale.

Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company plans to adopt additional controls around ICFR and its business processes for any new revenue arrangements that the Company enters. The Company is on target to complete its assessment of ASU 2014-09 and its impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2018. While the Company is still in the process of completing its analysis of the impact this guidance will have on its consolidated financial statements, related disclosures, and ICFR, the Company does not expect the impact to be material. As such, the Company plans to adopt the new standard using the modified retrospective method.

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

Note 2- Acquisitions

if(we)

On March 3, 2017, the Company, and its wholly-owned subsidiary, Two Sub One, Inc., a Delaware corporation, entered into a definitive agreement and plan of merger with if(we), a Delaware corporation and leading global mobile network for meeting new people, pursuant to which the Company agreed to acquire 100% of the outstanding shares of capital stock of if(we) for total consideration of $74.5 million in cash, subject to closing adjustments (the “if(we) Acquisition”). The if(we) Acquisition closed on April 3, 2017. The Company does not expect goodwill to be deductible for tax purposes.

The Company funded the if(we) Acquisition from cash on hand, and from a $15.0 million term credit facility from J.P. Morgan Chase Bank, N.A., pursuant to a Credit Agreement entered into on March 3, 2017. See Note 6- Long-Term Debt for further details.

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

The fair values of the if(we) trademarks were determined using an income approach, the fair value of software acquired, which represents the primary platform on which the if(we) apps operate, was determined using a cost approach and the fair value of customer relationships was determined using an excess earnings approach. These values are subject to change based on the final assessment of the deferred taxes acquired. The preliminary amounts assigned to the identifiable intangible assets are as follows:

Fair Value
Trademarks	$9,895,000
Software	13,205,000
Customer relationships	730,000
Total identifiable intangible assets	$23,830,000

The operating results of if(we) for the period from April 3, 2017 to September 30, 2017, including revenues of $13.0 million and $24.2 million and net income of $1.8 million and $0.9 million, have been included in the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, respectively. The Company incurred a total of $1.7 million in transaction costs in connection with the if(we) Acquisition, which were included in acquisition and restructuring costs within the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2017.

The following pro forma information shows the results of the Company’s operations for the three and nine months ended September 30, 2017 and 2016 as if the if(we) Acquisition had occurred on January 1, 2016. The pro forma information also includes the results of Skout as if the Skout Aquisition, as defined below, occurred on January 1, 2015 for comparability purposes. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the Skout Acquisition and if(we) Acquisition had been made as of that date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$32,246,472	$34,834,671	$94,415,702	$98,969,801
Net income	$2,222,722	$1,031,420	$2,844,422	$31,235,947
Basic earnings per share	$0.03	$0.02	$0.04	$0.63
Diluted earnings per share	$0.03	$0.02	$0.04	$0.56

Skout

On June 27, 2016, The Meet Group, and its wholly-owned subsidiaries, MeetMe Sub I, Inc., a Delaware corporation, and MeetMe Sub II, LLC, a Delaware limited liability corporation, (together, “The Meet Group”) entered into a merger agreement with Skout, a California corporation, pursuant to which The Meet Group agreed to acquire 100% of the issued and outstanding shares of common stock of Skout for estimated cash consideration of $30.3 million, net of cash acquired of $2.9 million, 5,222,017 shares of The Meet Group common stock, and $3.0 million in contingent consideration liability (the “Skout Acquisition”). The Skout Acquisition closed October 3, 2016. The Company does not expect goodwill to be deductible for tax purposes.

The following is a summary of the consideration transferred:

At October 3, 2016
Cash consideration (1)	$33,155,532
Equity consideration	32,376,505
Contingent consideration	3,000,000
Total consideration	$68,532,037
(1) Cash consideration includes a $2.9 million escrow payment to be paid out 18 months from the date of the transaction.

The following is the purchase price allocation as of the October 3, 2016 acquisition date:

At October 3, 2016
Cash and cash equivalents	$2,851,338
Accounts receivable	4,146,927
Prepaid expenses and other current assets	280,379
Restricted cash	393,261
Property and equipment	396,998
Deferred tax asset	157,111
Intangible assets	18,230,000
Accounts payable	(1,055,802)
Accrued expenses and other current liabilities	(208,628)
Deferred revenue	(189,066)
Net assets acquired	$25,002,518
Goodwill	43,529,519
Total consideration	$68,532,037

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

The Skout Acquisition called for contingent consideration of up to $1.5 million for each founder, $3.0 million in total, based on the Company achieving certain financial targets. The payment of the contingent consideration was due one year from closing. See Note 3-Fair Value Measurements for further details on the payout of this contingent consideration. The Company incurred a total of $2.5 million in transaction costs in connection with the Skout Acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Assets
Money market	$2,890,770	$—	$—	$2,890,770
Restricted cash	894,305	—	—	894,305
Total assets	$3,785,075	$—	$—	$3,785,075
Liabilities
Contingent consideration	$—	$—	$2,897,266	$2,897,266
Total liabilities	$—	$—	$2,897,266	$2,897,266
December 31, 2016
Assets
Money market	$7,586,810	$—	$—	$7,586,810
Restricted cash	393,484	—	—	393,484
Total assets	$7,980,294	$—	$—	$7,980,294
Liabilities
Contingent consideration	$—	$—	$3,000,000	$3,000,000
Total liabilities	$—	$—	$3,000,000	$3,000,000

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2016	$3,000,000
Changes in estimated fair value	(102,734)
Balance as of September 30, 2017	$2,897,266

The change in the estimated fair value is recorded in accrued expenses and changes in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2017 and condensed consolidated statement of cash flows for the nine months ended September 30, 2017, respectively.

The following table sets forth a summary of changes in the fair value of the Company’s Common Stock warrant liability, which represents a recurring measurement that was classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs. On June 30, 2016, Venture Lending & Leasing VI and VII provided notification of the surrender of their outstanding 341,838 liability classified warrants, which were net settled into common shares in the third quarter of 2016. As a result of the warrant exercise, no remeasurement of the warrant liability occurred subsequent to the exercise, and no warrants were outstanding as of September 30, 2016.

Convertible Common Stock Warrant Liability
Balance as of December 31, 2015	$1,035,137
Changes in estimated fair value	864,596
Warrant exercise	(1,899,733)
Balance as of September 30, 2016	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Note 4 - Intangible Assets

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016
Trademarks and domain names	$22,909,494	$13,014,494
Customer relationships	10,470,000	9,740,000
Software	17,430,000	4,225,000
	50,809,494	26,979,494
Less accumulated amortization	(15,951,388)	(9,968,929)
Intangible assets - net	$34,858,106	$17,010,565

Amortization expense was approximately $2.4 million and $0.4 million for the three months ended September 30, 2017 and 2016 and $6.0 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted average amortizable life of the intangible assets was approximately 6.7 years as of September 30, 2017.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2017	$2,245,062
2018	8,391,414
2019	6,946,377
2020	5,797,947
2021	4,964,280
Thereafter	6,513,026
Total	$34,858,106

Note 5 - Property and Equipment

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Servers, computer equipment and software	$12,588,560	$10,273,823
Office furniture and equipment	319,847	232,217
Leasehold improvements	571,787	443,123
	13,480,194	10,949,163
Less accumulated depreciation	(10,120,179)	(8,483,053)
Property and equipment - net	$3,360,015	$2,466,110

Property and equipment depreciation expense was approximately $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016 and $1.6 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 6- Long-Term Debt

Credit Facilities

On September 18, 2017, in connection with the Lovoo Acquisition, as defined and discussed in Note 11- Subsequent Events, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “New Term Loan Facility,” and together with the “New Revolving Credit Facility”, the “New Credit Facilities”). The Company did not draw down on the New Credit Facilities as of September 30, 2017. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are included in other assets on the accompanying balance sheet as of September 30, 2017.

The Company intends to use the proceeds under the New Credit Facilities for general purposes, including the Lovoo Acquisition. The Company will also use proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At the Company’s election, loans made under the New Credit Facilities will bear interest at either (i) a base rate (“Base Rate”) plus an applicable margin or (ii) a London interbank offered rate (“LIBO Rate”) plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s present and future domestic subsidiaries (the “Guarantors”) will guarantee the obligations of the Company and its subsidiaries under the New Credit Facilities. The obligations of the Company and its subsidiaries under the New Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents.

On March 3, 2017, in connection with the if(we) Acquisition discussed in Note 2- Acquisitions, the Company entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provides for a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”). On April 3, 2017, the Company drew down $15.0 million from its Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, the Company paid in full the outstanding balance on the Term Loan Facility and recorded a loss on extinguishment of debt of approximately $0.1 million related to the debt issuance costs written off related to the Credit Facilities. This loss is included in interest expense for the three and nine months ended September 30, 2017 and amortization of loan origination costs for the nine months ended September 30, 2017 on the accompanying statement of operations and comprehensive income and statement of cash flows, respectively.

Note 7- Commitments and Contingencies

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. These leases are renewable at the Company’s option.

Rent expense for the operating leases was approximately $1.1 million and $0.4 million for the three months ended September 30, 2017 and 2016 and $3.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Capital Leases

The Company leases certain fixed assets under capital leases that expire in 2017. In 2012, the Company executed two noncancelable master lease agreements, one with Dell Financial Services and one with HP Financial Services. Both are for the purchase or lease of equipment for the Company’s data centers. Principal and interest are payable monthly at interest rates ranging from 4.5% to 8.0% per annum, rates varying based on the type of equipment purchased. The capital leases are secured by the leased equipment, and outstanding principal and interest are due monthly through October 2017. During the nine months ended September 30, 2017, the Company did not enter into any new capital lease agreements.

A summary of minimum future rental payments required under capital and operating leases as of September 30, 2017 are as follows:

	Capital Leases	Operating Leases
Remaining in 2017	$18,972	$1,177,615
2018	—	3,959,618
2019	—	1,827,943
2020	—	432,758
2021	—	445,741
2022	—	112,253
Total minimum lease payments	$18,972	$7,955,928
Less: Amount representing interest	71
Total present value of minimum payments	18,901
Less: Current portion of such obligations	18,901
Long-term capital lease obligations	$—

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

Retirement Plan

The Company maintains the MeetMe, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing company matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.5 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of the 1,000,000 shares of Series A-1 Preferred Stock that effectuated the elimination of the Series A-1 Preferred Stock, which then resumed the status of authorized but unissued shares of preferred stock. As of September 30, 2017, there were no longer any Series A-1 shares authorized or issued and outstanding.

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

The Company issued shares of common stock of 2,070,964 and 4,693,918 related to exercises of stock options, 913,195 and 934,991 related to restricted stock awards and 675,000 and 1,763,340 related to the exercise of warrants during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. During the year ended December 31, 2016, 200,000 warrants expired. No warrants expired during the nine months ended September 30, 2017.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program will be made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. The 2016 Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended at any time at the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. The Company did not repurchase any shares during the nine months ended September 30, 2017. The 2016 Repurchase Program was terminated on August 29, 2017.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statement of operations and comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$123,549	$94,997	$325,853	$250,729
Product development and content	1,182,802	368,150	3,112,845	1,075,803
General and administrative	993,345	448,343	2,363,348	1,228,310
Total stock-based compensation expense	$2,299,696	$911,490	$5,802,046	$2,554,842

As of September 30, 2017, there was approximately $6.8 million of total unrecognized compensation cost relating to stock options, which is expected to be recognized over a period of approximately 2.3 years. As of September 30, 2017, the Company had approximately $11.0 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

Stock Option Plans

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of September 30, 2017, there were approximately 1.9 million shares of common stock available for grant.

The Company recorded stock-based compensation expense related to options of approximately $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,822,855	$2.42
Granted	1,140,351	4.93
Exercised	(90,332)	2.11
Forfeited or expired	(47,466)	3.53
Outstanding at September 30, 2017	3,825,408	$3.16	7.9	$3,329,666
Exercisable at September 30, 2017	2,094,706	$2.34	7.2	$2,749,687

The total intrinsic values of options exercised were $0.2 million and $3.2 million during the nine months ended September 30, 2017 and 2016, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.89%	1.39%
Expected term (in years)	6.0	6.0
Expected dividend yield	—	—
Expected volatility	83%	84%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

The Company granted 1,383,771 RSAs during the nine months ended September 30, 2017. Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.1 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $2.7 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2017 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	1,794,115	$2.46
Granted	1,383,771	4.91
Vested	(999,832)	2.34
Forfeited or expired	(93,450)	3.79
Outstanding and unvested at September 30, 2017	2,084,604	$4.08

2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan. All options granted and outstanding have been fully expensed prior to 2016.

A summary of stock option activity under the 2006 Stock Plan during the nine months ended September 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,041,686	$2.62
Granted	—	—
Exercised	(1,664,176)	1.31
Forfeited or expired	(183,428)	4.94
Outstanding at September 30, 2017	1,194,082	$4.08	4.0	$54,747
Exercisable at September 30, 2017	1,149,902	$4.09	4.1	$54,747

The total intrinsic values of options exercised were $6.3 million and $15.3 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Options under the 2016 Stock Plan

The Company recorded stock-based compensation expense related to options of approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. A summary of stock option activity under the 2016 Stock Plan during the nine months ended September 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	310,000	$6.02
Granted	575,000	4.95
Exercised	—	—
Forfeited or expired	(67,500)	5.92
Outstanding at September 30, 2017	817,500	$5.27	9.3	$—
Exercisable at September 30, 2017	—	$—	—	$—

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2017:

Nine Months Ended September 30,
2017
Risk-free interest rate	1.89%
Expected term (in years)	6.0
Expected dividend yield	—
Expected volatility	84%

Restricted Stock Awards under the 2016 Stock Plan

The Company granted 1,007,750 RSAs during the nine months ended September 30, 2017. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. A summary of RSA activity under the 2016 Stock Plan during the nine months ended September 30, 2017 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2016	—	$—
Granted	1,007,750	5.47
Vested	—	—
Forfeited or expired	(71,500)	5.74
Outstanding and unvested at September 30, 2017	936,250	$5.45

Non-Plan Options

The Board of Directors has approved and our stockholders have ratified the issuance of stock options outside of our stock incentive plans. All options granted and outstanding have been fully expensed prior to 2016. A summary of non-plan option activity during the nine months ended September 30, 2017 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	316,456	$1.34
Granted	—	—
Exercised	(316,456)	1.34
Forfeited or expired	—	—
Outstanding at September 30, 2017	—	$—	—	$—

The total intrinsic values of options exercised were $1.0 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Note 9- Warrant Transactions

Below is a summary of the number of shares issuable upon exercise of outstanding warrants and the terms and accounting treatment for the outstanding warrants:

	Warrants as of		Weighted-Average Exercise Price		Balance Sheet Classification as of
	September 30, 2017	December 31, 2016		Expiration	December 31, 2016
Allen, F. Stephen Series 3	—	425,000	$3.55	6/21/2017	Equity
OTA LLC Series 2	—	250,000	$3.55	6/21/2017	Equity
All warrants	—	675,000

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

In 2016, F. Stephen Allen exercised 275,000 warrants with an exercise price of $3.55 per share, with the Company issuing 275,000 shares of common stock. He sold 250,000 warrants to Warberg WF IV LP (“Warberg”), and as of December 31, 2016, Allen had 425,000 remaining warrants outstanding. In March, April and May 2017, F. Stephen Allen exercised the remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock.

In 2016, Warberg sold all of its 250,000 warrants to OTA LLC. In June 2017, OTA LLC exercised the remaining 250,000 warrants with an exercise price of $3.55 resulting in the Company issuing 250,000 shares of common stock.

A summary of warrant activity for the nine months ended September 30, 2017 is as follows:

Warrants	Number of warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2016	675,000	$3.55
Granted	—	—
Exercised	(675,000)	$3.55
Forfeited or expired	—	—
Outstanding and exercisable at September 30, 2017	—	$—

Note 10- Income Taxes

As of September 30, 2017, the Company’s annual effective tax rate (AETR) from operations is 115.6%, which is higher than the previous year due to increased permanent items as well as a lower level of earnings for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the AETR was less due to the release of the valuation allowance. The Company’s AETR is higher than the previous quarter due to an increase in permanent differences, mainly transaction costs, related to the if(we) Acquisition and the Lovoo Acquisition, as well as a lower level of earnings.

The Company recorded a net income tax benefit of approximately $2.2 million for the three months ended September 30, 2017 and $4.9 million and $27.1 million for the nine months ended September 30, 2017 and 2016, respectively. The net income tax benefit recorded during the nine months ended September 30, 2016 is primarily related to a release of the entire valuation allowance.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs). In the second quarter of 2016, in part because the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets of $33.6 million are realizable. As of September 30, 2017 and December 31, 2016, the Company did not record any valuation allowances related to deferred tax assets.

During the three and nine months ended September 30, 2017 and 2016, the Company had no material changes in uncertain tax positions.

Note 11- Subsequent Events

On September 18, 2017, the Company, TMG Holding Germany GmbH, a limited liability company organized under the laws of Germany and a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) with Bawogo Ventures GmbH & Co. KG, a limited partnership organized under the laws of Germany and the seller guarantors, to purchase all of the outstanding shares of Lovoo GmbH (“Lovoo”), a limited liability company incorporated under the laws of Germany (the “Lovoo Acquisition”), for total consideration of $70.0 million plus working capital. The Lovoo Acquisition closed on October 19, 2017.

Included in the total consideration of $70.0 million is a $5.0 million contingent consideration in the form of an earn-out which is subject to certain conditions set forth in the Purchase Agreement, including the successful achievement of an Adjusted EBITDA target by Lovoo for the year ended December 31, 2017. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 534,500 shares of common stock to 97 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

The Company funded the Lovoo Acquisition from cash on hand and from a $60.0 million term credit facility from several banks and other financial institutions party thereto and JP Morgan Chase Bank, N.A., as administrative agent. See Note 6- Long-Term Debt for more information regarding the Company’s credit facilities.

The Company has not provided an allocation of the preliminary purchase price as the initial accounting for the Lovoo Acquisition is incomplete.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our App upgrades and new features, the risk that unanticipated events affect the functionality of our App with popular mobile operating systems, any changes in such operating systems that degrade our App’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points or Gold. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Company Overview

The Meet Group is a fast-growing portfolio of mobile apps that brings together people around the world for new connections. Our mission is to meet the universal need for human connection. We operate location-based social networks for meeting new people on mobile platforms, including on iPhone, Android, iPad and other tablets, and on the web that facilitate interactions among users and encourage users to connect and chat with each other. Given consumer preferences to use more than a single mobile application, we have adopted a brand portfolio strategy, through which we offer products that collectively appeal to the broadest spectrum of consumers. We are consolidating the fragmented mobile meeting sector through strategic acquisitions, leveraging economies and innovation to drive growth. On October 3, 2016 we completed our acquisition of Skout, Inc. (“Skout”), and on April 3, 2017 we completed our acquisition of Ifwe Inc. (“if(we)”), both of which owned leading global mobile networks for meeting new people. On October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”) to expand our global footprint, increase our scale and profitability, and diversify our business model by adding expertise in subscription and in-app purchasing.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social network not of the people you know but of the people you want to know. Nimble and fast-moving, already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc. Our vision extends beyond dating. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere-not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friends, dates, romantic relationships - even marriages.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended September 30, 2017 and 2016, the total Company MAUs were approximately 13.21 million and 5.74 million, respectively, and total Company DAUs were approximately 3.28 million and 1.30 million, respectively.

	Monthly Average for the Quarter Ended
	September 30,
	2017	2016
MAU	13,205,410	5,739,238

	For the Quarter Ended
	September 30,
	2017	2016
DAU	3,278,749	1,298,950

Third Quarter of 2017 Highlights

•	Mobile revenue was $23.7 million in the third quarter of 2017, up 47% from $16.0 million in the third quarter of 2016.

•
Net income for the third quarter of 2017 was $2.2 million. Adjusted EBITDA was $8.9 million for the third quarter of 2017. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation to the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $24.6 million at September 30, 2017.

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

In the quarter ended September 30, 2017, the Company averaged 10.32 million mobile MAUs and 13.21 million total MAUs on average, as compared to 5.02 million mobile MAUs and 5.74 million total MAUs on average in the quarter ended September 30, 2016, a net increase of 5.30 million or 105% for mobile MAUs, and a net increase of 7.47 million or 130% for total Company MAUs. Mobile DAUs were 2.61 million for the quarter ended September 30, 2017, a 108% increase, from 1.25 million in the quarter ended September 30, 2016. For the quarter ended September 30, 2017, the Company averaged 3.28 million total DAUs, as compared to 1.30 million total DAUs on average for the quarter ended September 30, 2016, a net increase of approximately 1.98 million total DAUs, or 152%.

In the quarter ended September 30, 2017, the Company earned an average of $1.68 ARPU on the web and $2.29 ARPU in our mobile applications, as compared to $0.26 ARPU on the web and $3.19 in mobile ARPU for the quarter ended September 30, 2016. In the quarter ended September 30, 2017, the Company earned an average of $0.099 in both web and mobile ARPDAU, as compared to $0.040 in web ARPDAU and $0.139 in mobile ARPDAU for the quarter ended September 30, 2016.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 9, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2017, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1- Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table sets forth our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		Change From Prior Year
	2017	2016	($)%
Revenues	$32,246,472	$17,191,261	$15,055,211	87.6%
Operating costs and expenses:
Sales and marketing	4,600,148	3,228,262	1,371,886	42.5%
Product development and content	16,021,977	5,808,449	10,213,528	175.8%
General and administrative	5,021,739	2,215,727	2,806,012	126.6%
Depreciation and amortization	2,969,570	761,460	2,208,110	290.0%
Acquisition and restructuring costs	3,378,838	467,777	2,911,061	622.3%
Total operating costs and expenses	31,992,272	12,481,675	19,510,597	156.3%
Income from operations	254,200	4,709,586	(4,455,386)	(94.6)%
Other income (expense):
Interest income	1,374	7,135	(5,761)	(80.7)%
Interest expense	(244,361)	(4,123)	(240,238)	(5,826.8)%
Change in warrant liability	—	(318,983)	318,983	100.0%
(Loss) gain on foreign currency adjustment	9,357	(1,206)	10,563	875.9%
Total other expense	(233,630)	(317,177)	83,547	26.3%
Income before income taxes	20,570	4,392,409	(4,371,839)	(99.5)%
Benefit from income taxes	2,202,152	—	2,202,152	100.0%
Net income	$2,222,722	$4,392,409	$(2,169,687)	(49.4)%

Revenues

Our revenues were approximately $32.2 million for the three months ended September 30, 2017, an increase of $15.1 million or 87.6% compared to $17.2 million for the three months ended September 30, 2016. The increase in revenue is attributable to a $7.6 million increase in mobile revenue, a $7.0 million increase in web revenue, and a $0.5 million increase in cross-platform revenue. We believe the increase in mobile revenue is primarily due to increased mobile advertising impressions and increased in-app purchases, as a result of the Skout Acquisition and the if(we) Acquisition. The increased web revenue is primarily due to user generated revenue and subscription revenue from the if(we) Acquisition.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.4 million, or 42.5%, to $4.6 million for the three months ended September 30, 2017 from $3.2 million for the three months ended September 30, 2016. The net increase in sales and marketing expenses, including the Skout and if(we) sales and marketing related expense, is due to increased advertising spend of approximately $1.0 million and increased employee expenses of approximately $0.3 million. The increase in employee expenses is primarily due to the Skout Acquisition and the if(we) Acquisition.

Product Development and Content: Product development and content expenses increased approximately $10.2 million, or 175.8%, to $16.0 million for the three months ended September 30, 2017 from $5.8 million for the three months ended September 30, 2016. The net increase in product development and content expense, including the Skout and if(we) product development related expense, is attributable to an increase of employee expenses of $4.2 million, data center and technical operations of $3.2 million, stock-based compensation of $0.8 million, mobile content cost of $0.9 million and Social Theater content costs of $0.5 million. The increase in employee expenses, data center and technical operations, stock-based compensation and mobile content costs is attributable to the Skout Acquisition and the if(we) Acquisition. The increase in Social Theater content costs is due to increased Social Theater revenue.

General and Administrative: General and administrative expenses increased $2.8 million or 126.6%, to $5.0 million for the three months ended September 30, 2017 from $2.2 million for the three months ended September 30, 2016. The net increase in general and administrative expense, including the Skout and if(we) general and administrative related expense, is due to an increase of employee expenses of $0.6 million, stock-based compensation of $0.5 million, professional fees of $0.3 million, travel related costs of $0.3 million, franchise and other taxes of $0.3 million and office related expenses of $0.2 million. These increases are primarily attributable to the Skout Acquisition and the if(we) Acquisition.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.4 million to $2.3 million for the three months ended September 30, 2017 from $0.9 million for the three months ended September 30, 2016. Stock-based compensation expense represented 7% of operating expenses for both the three months ended September 30, 2017 and 2016.

As of September 30, 2017, there was approximately $6.8 million and $11.0 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	Three Months Ended September 30,		Change from Prior Year
	2017	2016	($)
Sales and marketing	$123,549	$94,997	$28,552
Product development and content	1,182,802	368,150	814,652
General and administrative	993,345	448,343	545,002
Total stock-based compensation expense	$2,299,696	$911,490	$1,388,206

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.0 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Skout Acquisition and the if(we) Acquisition.

Acquisition and Restructuring Costs

Acquisition and restructuring costs were approximately $3.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Acquisition and restructuring costs include the transaction costs, including legal and diligence costs, for the if(we) Acquisition, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The Company paid approximately $1.3 million in transaction costs in connection with the Lovoo Acquisition in the three months ended September 30, 2017.

Benefit from Income Taxes

We recorded a net income tax benefit of approximately $2.2 million and no tax expense for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate from operations for the three months ended September 30, 2017 was higher than the effective tax rate for the three months ended September 30, 2016 due to return-to-provision adjustments and an increase in permanent differences, mainly transaction costs, related to the if(we) Acquisition and the Lovoo Acquisition.

Comparison of the nine months ended September 30, 2017 and 2016

The following table sets forth our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		Change From Prior Year
	2017	2016	($)%
Revenues	$83,634,737	$46,901,923	$36,732,814	78.3%
Operating costs and expenses:
Sales and marketing	14,305,498	8,776,029	5,529,469	63.0%
Product development and content	41,006,376	17,730,610	23,275,766	131.3%
General and administrative	13,044,965	6,431,486	6,613,479	102.8%
Depreciation and amortization	7,619,584	2,266,642	5,352,942	236.2%
Acquisition and restructuring costs	8,648,692	1,628,126	7,020,566	431.2%
Total operating costs and expenses	84,625,115	36,832,893	47,792,222	129.8%
(Loss) income from operations	(990,378)	10,069,030	(11,059,408)	(109.8)%
Other income (expense):
Interest income	5,344	18,697	(13,353)	(71.4)%
Interest expense	(421,947)	(16,228)	(405,719)	(2,500.1)%
Change in warrant liability	—	(864,596)	864,596	100.0%
(Loss) gain on foreign currency adjustment	(2,072)	33,347	(35,419)	(106.2)%
Total other expense	(418,675)	(828,780)	410,105	49.5%
(Loss) income before income taxes	(1,409,053)	9,240,250	(10,649,303)	(115.2)%
Benefit from income taxes	4,934,216	27,125,446	(22,191,230)	(81.8)%
Net income	$3,525,163	$36,365,696	$(32,840,533)	(90.3)%

Revenues

Our revenues were approximately $83.6 million for the nine months ended September 30, 2017, an increase of $36.7 million or 78.3% compared to $46.9 million for the nine months ended September 30, 2016. The increase in revenue is attributable to a $23.0 million increase in mobile revenue, a $12.7 million increase in web revenue, and a $1.0 million increase in cross platform revenue. We believe the increase in mobile revenue is primarily due to increased mobile advertising impressions and increased in-app purchases resulting from the Skout Acquisition and the if(we) Acquisition and the increased web revenue is primarily due to user generated revenue and subscription revenue from the if(we) Acquisition.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $5.5 million, or 63.0%, to $14.3 million for the nine months ended September 30, 2017 from $8.8 million for the nine months ended September 30, 2016. The net increase in sales and marketing expenses, including the Skout and if(we) sales and marketing related expense, is due to increased advertising spend of approximately $4.6 million and increased employee expenses of approximately $0.7 million. The increase in employee expenses is primarily due to the Skout Acquisition and the if(we) Acquisition.

Product Development and Content: Product development and content expenses increased approximately $23.3 million, or 131.3%, to $41.0 million for the nine months ended September 30, 2017 from $17.7 million for the nine months ended September 30, 2016. The net increase in product development and content expense, including the Skout and if(we) product development related expense, is attributable to an increase of employee expenses of $9.6 million, data center and technical operations of $6.4 million, stock-based compensation of $2.0 million, mobile content cost of $2.0 million, Social Theater content costs of $1.2 million and rent of $0.6 million. The increase in employee expenses, data center and technical operations, stock-based compensation, and mobile content costs is attributable to the Skout Acquisition and the if(we) Acquisition. The increase in Social Theater content costs is due to increased Social Theater revenue.

General and Administrative: General and administrative expenses increased $6.6 million or 102.8%, to $13.0 million for the nine months ended September 30, 2017 from $6.4 million for the nine months ended September 30, 2016. The net increase in general and administrative expense, including the Skout and if(we) general and administrative related expense, is primarily due to an increase of employee expenses of $1.8 million, stock-based compensation of $1.1 million, professional fees of $0.8 million, business, franchise and other taxes of $0.7 million, office related expenses of $0.5 million, travel related costs of $0.5 million and insurance fees of $0.4 million. These increases are attributable primarily to the Skout Acquisition and the if(we) Acquisition.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $3.2 million to $5.8 million for the nine months ended September 30, 2017 from $2.6 million for the nine months ended September 30, 2016. Stock-based compensation expense represented 7% of operating expenses for both the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, there was approximately $6.8 million and $11.0 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	Nine Months Ended September 30,		Change from Prior Year
	2017	2016	($)
Sales and marketing	$325,853	$250,729	$75,124
Product development and content	3,112,845	1,075,803	2,037,042
General and administrative	2,363,348	1,228,310	1,135,038
Total stock-based compensation expense	$5,802,046	$2,554,842	$3,247,204

Depreciation and Amortization Expense

Depreciation and amortization expense was $7.6 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Skout Acquisition and the if(we) Acquisition.

Acquisition and Restructuring Costs

Acquisition and restructuring costs were approximately $8.6 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. Acquisition and restructuring costs include the transaction costs including legal and diligence costs for the if(we) Acquisition, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The Company paid approximately $1.7 million and $1.3 million in transaction costs in connection with the if(we) Acquisition and Lovoo Acquisition, respectively, in the nine months ended September 30, 2017.

Benefit from Income Taxes

Benefit from income taxes was $4.9 million and $27.1 million for the nine months ended September 30, 2017 and 2016, respectively. The company’s effective tax rate (“ETR”) for the nine months ended September 30, 2017 was higher than the nine months ended September 30, 2016 due to stock based compensation tax deductions in excess of book expense and a recording of a return-to-provision adjustment partially offset by an increase in permanent differences, mainly transaction costs, related to the if(we) Acquisition and the Lovoo Acquisition. The ETR is also higher due to the release of the entire valuation allowance in 2016.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$22,670,461	$16,320,303
Net cash used in investing activities	(66,857,812)	(635,605)
Net cash provided by financing activities	47,479,715	10,955,086
	$3,292,364	$26,639,784

Net cash provided by operations was approximately $22.7 million for the nine months ended September 30, 2017 compared to approximately $16.3 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, net cash provided by operations consisted primarily of net income of approximately $3.5 million adjusted for certain non-cash expenses of approximately $7.6 million of depreciation and amortization expense and $5.8 million related to stock based compensation for the vesting of stock options. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $3.9 million resulting from collections and increases of $2.7 million in accounts payable and accrued liabilities.

Net cash used in investing activities in the nine months ended September 30, 2017 was primarily due to the if(we) Acquisition price of $65.8 million, net of cash and restricted cash acquired, as well as approximately $1.1 million due to capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the nine months ended September 30, 2017 of approximately $47.5 million was due to approximately $43.0 million of proceeds from a common stock offering, $15.0 million of proceeds from debt, $2.8 million from the exercise of stock options and $2.4 million from the exercise of warrants. These increases in cash were partially offset by $15.0 million payments of debt, $0.5 million of payments for restricted stock awards withheld for taxes and $0.2 million of capital lease payments. In connection with the New Credit Facilities, we paid down $15.0 million related to the Term Loan Facility. See Note 6- Long-Term Debt for more information regarding our credit facilities.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$24,642,002	$21,852,531
Total assets	$272,074,694	$209,489,484
Percentage of total assets	9.1%	10.4%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2017, we had positive working capital of approximately $29.5 million.

During the nine months ended September 30, 2017, the Company did not enter into any additional capital leases. See Note 7- Commitments and Contingencies for more information regarding our capital leases.

We believe that with its current available cash, anticipated revenues and collections on its accounts receivables and its access to capital through various financing options, the Company will have sufficient funds to meet its anticipated cash needs for at least the next 12 months from the date of this filing.

We have budgeted capital expenditures of approximately $1.0 million for the remainder of 2017, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income, a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
ADJUSTED EBITDA	2017	2016	2017	2016
Net income	$2,222,722	$4,392,409	$3,525,163	$36,365,696
Interest expense	244,361	4,123	421,947	16,228
Change in warrant liability	—	318,983	—	864,596
Benefit from income taxes	(2,202,152)	—	(4,934,216)	(27,125,446)
Depreciation and amortization	2,969,570	761,460	7,619,584	2,266,642
Stock-based compensation expense	2,299,696	911,490	5,802,046	2,554,842
Acquisition and restructuring	3,378,838	467,777	8,648,692	1,628,126
(Gain) loss on foreign currency adjustment	(9,357)	1,206	2,072	(33,347)
ADJUSTED EBITDA	$8,903,678	$6,857,448	$21,085,288	$16,537,337

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of September 30, 2017 was held in insured depository accounts, of which $23.0 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the acquisition of if(we).

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors of the Company previously disclosed in periodic reports filed with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017, its Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017 and its Current Report on Form 8-K filed with the SEC on September 20, 2017. The risks described in these filings are not the only risks we face. Additional risks that we do not presently know or that we currently believe are immaterial could also materially and adversely affect any of our business, financial position, future results or prospects.
We face additional risks as a result of the Lovoo Acquisition and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the Lovoo Acquisition or do so within the anticipated timeframe.

On October 19, 2017, we completed the Lovoo Acquisition. The Lovoo Acquisition involved a combination of two companies that previously operated as independent companies, and, as a result of the Acquisition, the combined company faces various additional risks, including, among others, the following:

•	our inability to successfully evaluate and utilize Lovoo’s products, technology or personnel;

•	disruption to Lovoo’s business and operations and relationships with service providers, advertisers, employees and other partners;

•	negative effects on our products and product pipeline from the changes and potential disruption that may follow the Lovoo Acquisition;

•	diversion of our management’s attention from other strategic activities;

•	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Lovoo Acquisition;

•	diversion of significant resources from the ongoing development of our existing operations; and

•	greater than anticipated costs related to the integration of Lovoo’s business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating Lovoo’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

•
if we are unable to successfully integrate the benefit plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

•	if we are unable to implement and retain uniform standards, controls, policies, procedures and information system; and

•
if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose users and ultimately advertisers, which would reduce our revenues and earnings.

The process of integrating Lovoo and its associated technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

•	expenses related to the Lovoo Acquisition process and impairment charges to goodwill and other intangible assets related to the Lovoo Acquisition;

•	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

•	stock volatility due to investors' uncertainty regarding the value of Lovoo;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of the Lovoo Acquisition in a timely manner, or at all; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the Lovoo Acquisition.

Notwithstanding the due diligence investigation we performed in connection with the Lovoo Acquisition, Lovoo may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on Lovoo prior to signing the Purchase Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Lovoo and its representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of Lovoo before the Lovoo Acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse from Lovoo is limited under the Purchase Agreement.

Lovoo’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the Purchase Agreement and other specific indemnities as set forth in the Purchase Agreement. Except in the event Lovoo breaches a Fundamental Representation (as defined in the Purchase Agreement), we cannot make a claim for indemnification pursuant to the Purchase Agreement (i) for any Guarantee Claims (as defined in the Purchase Agreement) resulting from an individual breach unless such breach exceeds $65,000 (provided that Guarantee Claims of the same or similar and nature shall be aggregated) and (ii) unless and until the aggregate amount of all Guarantee Claims resulting from all individual breaches exceeds $650,000, and we cannot make a claim for a breach of a non-Fundamental Guarantee after the date that is 24 months after the date of closing of the Lovoo Acquisition. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the Lovoo, which could have a material adverse impact on our business and results of operations.

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

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including the General Data Protection Regulation, a comprehensive privacy and data protection reform, adopted by the European Union in April 2016. It is effective May 2018, and may have impacts on the collection and processing of personal data of European Union individuals, as well as significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business.

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

We anticipate that we will continue to be a target for regulators and other governmental entity inquiry, particularly given the uptick in enforcement actions. Responding to or defending  such actions could cause us to incur substantial expenses and divert our management’s attention. If we are unsuccessful, we could be subject to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations; furthermore, we could have to change our business practices which could impair our ability to obtain new users or provide service to our users. Any change in our business practices or defense of a legal action or regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

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

In addition to intellectual property claims, we may also become involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, or litigation relating to our business transactions or related third party transactions. We anticipate that we will continue to be a target for such lawsuits, particularly given the uptick in class action lawsuits. Defending such lawsuits or any negative outcomes from them could result in payments of substantial fees, monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be adversely affected. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations.

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

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

November 9, 2017	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

November 9, 2017	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer)