Form 10-Q
period 2018-03-31
Meet Group, Inc.
filed 2018-05-07
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of April 30, 2018
Common Stock, $0.001 par value per share	72,494,857	shares

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,969,456	$24,158,444
Accounts receivable, net of allowance of $519,306 and $527,958 at March 31, 2018 and December 31, 2017, respectively	20,365,174	26,443,675
Prepaid expenses and other current assets	3,417,675	3,245,174
Total current assets	51,752,305	53,847,293
Restricted cash	500,000	894,551
Goodwill	152,185,979	150,694,135
Property and equipment, net	4,149,034	4,524,118
Intangible assets, net	46,094,182	48,719,428
Deferred taxes	16,007,054	15,521,214
Other assets	1,863,590	1,144,032
Total assets	$272,552,144	$275,344,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,666,271	$6,277,846
Accrued liabilities	21,868,691	19,866,438
Current portion of long-term debt	15,000,000	15,000,000
Current portion of capital lease obligations	227,678	254,399
Deferred revenue	5,225,506	4,433,450
Total current liabilities	46,988,146	45,832,133
Long-term capital lease obligations, less current portion, net	157,365	192,137
Long-term debt	36,973,633	40,637,106
Long-term derivative liability	4,512,878	2,995,657
Other liabilities	114,051	147,178
Total liabilities	88,746,073	89,804,211
Commitments and contingencies (see Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 72,106,997 and 71,915,018 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	72,104	71,918
Additional paid-in capital	410,105,207	408,029,068
Accumulated deficit	(225,632,074)	(221,435,888)
Accumulated other comprehensive loss	(739,166)	(1,124,538)
Total stockholders’ equity	183,806,071	185,540,560
Total liabilities and stockholders’ equity	$272,552,144	$275,344,771

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues	$37,637,793	$20,058,797
Operating costs and expenses:
Sales and marketing	7,047,993	5,105,508
Product development and content	22,101,537	8,457,494
General and administrative	5,469,178	2,862,427
Depreciation and amortization	3,629,603	1,684,839
Acquisition and restructuring	3,349,951	1,500,429
Total operating costs and expenses	41,598,262	19,610,697
(Loss) income from operations	(3,960,469)	448,100
Other income (expense):
Interest income	7,208	2,570
Interest expense	(607,686)	(2,332)
Gain (loss) on foreign currency transactions	103,043	(2,200)
Other	(6,944)	—
Total other expense	(504,379)	(1,962)
(Loss) income before income tax benefit (expense)	(4,464,848)	446,138
Income tax benefit (expense)	252,187	(292)
Net (loss) income	$(4,212,661)	$445,846

Basic and diluted net (loss) income per common stockholder:
Basic net (loss) income per common stockholder	$(0.06)	$0.01
Diluted net (loss) income per common stockholder	$(0.06)	$0.01

Weighted average shares outstanding:
Basic	71,981,487	61,093,810
Diluted	71,981,487	66,204,620

Comprehensive (loss) income:
Net (loss) income	$(4,212,661)	$445,846
Other comprehensive income (loss):
Reclassification of losses on derivative financial instruments, net of tax benefit of $231,514	1,102,446	—
Unrealized gains on derivative financial instruments, net of tax of expense of $417,896	970,415	—
Foreign currency translation adjustment	(1,687,489)	—
Other comprehensive income	385,372	—
Comprehensive (loss) income	$(3,827,289)	$445,846

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED) AND
THE YEAR ENDED DECEMBER 31, 2017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$—	$195,088,589
Vesting of stock options for compensation	—	—	8,467,278	—	—	8,467,278
Exercise of stock options	2,080,648	2,081	2,814,654	—	—	2,816,735
Exercise of warrants	675,000	675	2,395,575	—	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	—	42,995,371
Issuance of common stock for vested RSAs	1,013,763	1,013	(1,013)	—	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	—	(507,398)
Other comprehensive loss					(1,124,538)	(1,124,538)
Net loss	—	—	—	(64,591,727)	—	(64,591,727)
Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of ASC Topic 606 (Note 1)	—	—	—	16,475	—	16,475
Vesting of stock options for compensation	—	—	2,168,925	—	—	2,168,925
Issuance of common stock for vested RSAs	191,979	186	(186)	—	—	—
RSAs withheld to cover taxes	—	—	(92,600)	—	—	(92,600)
Other comprehensive loss	—	—	—	—	385,372	385,372
Net income	—	—	—	(4,212,661)	—	(4,212,661)
Balance-March 31, 2018	72,106,997	$72,104	$410,105,207	$(225,632,074)	$(739,166)	$183,806,071

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(4,212,661)	$445,846
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,629,603	1,684,839
Stock based compensation expense	2,168,925	1,134,158
Deferred taxes	(539,231)	(17,465)
(Gain) loss on foreign currency transactions	(103,043)	2,200
Bad debt expense (recovery)	213,598	(27,000)
Amortization of loan origination costs	86,527	—
Changes in operating assets and liabilities:
Accounts receivable	5,988,039	7,942,814
Prepaid expenses, other current assets and other assets	(793,908)	97,899
Accounts payable and accrued liabilities	273,716	(2,577,771)
Deferred revenue	723,907	2,359
Net cash provided by operating activities	7,435,472	8,687,879
Cash flows from investing activities:
Purchase of property and equipment	(172,642)	(150,510)
Net cash used in investing activities	(172,642)	(150,510)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	764,547
Proceeds from issuance of common stock	—	43,000,424
Proceeds from exercise of warrants	—	443,750
Payments of capital leases	(73,317)	(69,817)
Payments for restricted stock awards withheld for taxes	(92,600)	—
Payments on long-term debt	(3,750,000)	—
Net cash (used in) provided by financing activities	(3,915,917)	44,138,904
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	3,346,913	52,676,273
Effect of foreign currency exchange rate (translation)	69,548	(2,200)
Net increase in cash, cash equivalents, and restricted cash	3,416,461	52,674,073
Cash, cash equivalents, and restricted cash at beginning of period	25,052,995	22,246,015
Cash, cash equivalents, and restricted cash at end of period	$28,469,456	$74,920,088
Supplemental disclosure of cash flow information:
Cash paid for interest	$516,940	$2,332

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. In 2017, we laid the foundation for and launched live video, which we believe is the most compelling product we have ever offered. We have historically generated revenue primarily through advertising; today, however, live video and other forms of user-pay monetization, including subscriptions and in-app purchases, are becoming an increasingly larger component of total revenue. We believe revenues from video are more sustainable, can grow faster, and are more aligned with the quality of the user experience than revenues from advertising.

We launched live video monetization on two of our apps in 2017 and have seen strong early interest from our users, including increasing engagement and revenue. We also added two additional apps to The Meet Group portfolio. On April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), a leading global mobile network for meeting new people, and on October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”), a leading dating app provider in Germany. We believe these acquisitions, in addition to our acquisition of Skout, Inc. (“Skout”) on October 3, 2016, provide significant scale for the future global growth of our social entertainment platform, and we are hard at work today integrating our video technology into our two newest properties.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc., and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Chinese dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere — not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships - even marriages.

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

The condensed consolidated financial statements include the accounts of The Meet Group and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the cumulative effect method (modified retrospective method) and applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are unadjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, “Revenue Recognition,” (“ASC 605”).

The Company recorded a net reduction to opening deferred revenue and a corresponding increase to retained earnings of $0.02 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact was related to MeetMe+ subscriptions, which were previously recognized using the revenue policy for credits under ASC 605. Under ASC 606, MeetMe+ subscription revenue will be recognized over the subscription period using a mid-month convention beginning on January 1, 2018. See Note 12— Revenue for further detail on revenue recognition.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. Certain derivatives are carried at fair value as disclosed in Note 3— Fair Value Measurements. The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable, inputs as defined under the accounting guidance for fair value measurements. At March 31, 2018 and December 31, 2017, the Company’s contingent consideration liability had a fair value of $5.0 million, respectively. See Note 2— Acquisitions for more information regarding the Company’s contingent consideration liability.

As part of the Lovoo Acquisition the Company amended and restated its term loan and revolving credit facility. The Company carries a term loan facility with an outstanding balance at March 31, 2018 and December 31, 2017 of $52.5 million and $56.3 million, respectively. The outstanding balance as of March 31, 2018 and December 31, 2017 approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 6— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance as of March 31, 2018 and December 31, 2017 approximates fair value due to the fixed interest rates and relatively short maturity associated with these capital leases.

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

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated under the treasury stock method for options and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net (loss) income per share for the following:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income	$(4,212,661)	$445,846

Denominator:
Weighted-average shares outstanding— basic	71,981,487	61,093,810
Effect of dilutive securities	—	5,110,810
Weighted-average shares outstanding— diluted	71,981,487	66,204,620

Basic income per share	$(0.06)	$0.01
Diluted income per share	$(0.06)	$0.01

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Stock options	5,394,809	3,815,725
Unvested restricted stock awards	3,403,617	—
Warrants	—	384,595
Total	8,798,426	4,200,320

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash equivalents, including restricted cash or money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the three months ended March 31, 2018 and 2017, two and four customers, all of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised approximately 47% and 63% of total revenues, respectively. Three and five customers, which were advertising aggregators and customer payment processors, comprised approximately 50% and 61% of accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations, however, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-2 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2016-15 did not have any impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 2— Acquisitions

Lovoo

On October 19, 2017, the Company acquired from Bawogo Ventures GmbH & Co. KG, a limited partnership organized under the laws of Germany, all of the outstanding shares of Lovoo, a limited liability company incorporated under the laws of Germany (the

“Lovoo Acquisition”), for total consideration of $86.1 million including working capital. The Company does not expect goodwill to be deductible for tax purposes.

Included in the total consideration of $86.1 million is a $5.0 million contingent consideration in the form of an earn-out which was subject to certain conditions set forth in the Purchase Agreement, including the successful achievement of an Adjusted EBITDA target by Lovoo for the year ended December 31, 2017. Based on the probability of achieving the financial targets, the Company has determined that the fair value of the contingent consideration at the closing date was $5.0 million. The Company paid the full amount of the contingent consideration in April 2018.

The Company incurred a total of $1.4 million in transaction costs in connection with the Lovoo Acquisition, which were expensed as incurred in the consolidated statement of operations for the year ended December 31, 2017.

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

The following is a preliminary purchase price allocation as of the October 19, 2017 acquisition date:

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

Derivative Financial Instruments

Currently, the Company uses an interest rate swap, interest rate cap and a cross currency swap to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swap and the cross currency swap are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with the FASB’s fair value measurement guidance in (ASU 2011-04), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy. See Note 11— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Assets
Money market	$1,390,586	$—	$—	$1,390,586
Restricted cash	500,000	—	—	500,000
Derivative asset	—	817,504	—	817,504
Total assets	$1,890,586	$817,504	$—	$2,708,090
Liabilities
Contingent consideration	$—	$—	$5,000,000	$5,000,000
Derivative liability	—	4,512,878	—	4,512,878
Total liabilities	$—	$4,512,878	$5,000,000	$9,512,878
December 31, 2017
Assets
Money market	$1,390,714	$—	$—	$1,390,714
Restricted cash	894,551	—	—	894,551
Derivative asset	—	739,606	—	739,606
Total assets	$2,285,265	$739,606	$—	$3,024,871
Liabilities
Contingent consideration	$—	$—	$5,000,000	$5,000,000
Derivative liability	—	3,067,572	—	3,067,572
Total liabilities	$—	$3,067,572	$5,000,000	$8,067,572

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2017	$5,000,000
Changes in estimated fair value	—
Balance as of March 31, 2018	$5,000,000

The contingent consideration is recorded in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017. Changes, if any, in the estimated fair value is recorded in accrued expenses and changes in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017 and condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017, respectively.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

Note 4— Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,535,774	$(10,135,684)	$25,400,090
Customer relationships	14,164,230	(4,702,749)	9,461,481
Software	18,821,198	(7,588,587)	11,232,611
Total	$68,521,202	$(22,427,020)	$46,094,182

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,204,638	$(8,952,725)	$26,251,913
Customer relationships	14,067,457	(3,677,895)	10,389,562
Software	18,784,755	(6,706,802)	12,077,953
Total	$68,056,850	$(19,337,422)	$48,719,428

Amortization expense was approximately $3.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2018	$8,590,075
2019	9,678,071
2020	7,678,479
2021	6,653,100
2022	4,053,626
Thereafter	9,440,831
Total	$46,094,182

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

March 31, 2018
Balance at December 31, 2017	$150,694,135
Foreign currency translation adjustments	1,491,844
Balance at March 31, 2018	152,185,979

Note 5— Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Servers, computer equipment and software	$14,204,981	$14,044,505
Office furniture and equipment	554,585	521,233
Leasehold improvements	667,770	663,356
	15,427,336	15,229,094
Less accumulated depreciation	(11,278,302)	(10,704,976)
Property and equipment - net	$4,149,034	$4,524,118

Property and equipment depreciation expense was approximately $0.6 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Note 6— Long-Term Debt

Credit Facilities

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “New Term Loan Facility,” and together with the “New Revolving Credit Facility”, the “New Credit Facilities”). On October 18, 2017, the Company drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of March 31, 2018. On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants.

The Company intends to use the proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At the Company’s election, loans made under the New Credit Facilities will bear interest at either (i) a base rate (“Base Rate”) plus an applicable margin or (ii) a London interbank offered rate (“LIBO Rate”) plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s present and future domestic subsidiaries (the “Guarantors”) will guarantee the obligations of the Company and its subsidiaries under the New Credit Facilities. The obligations of the Company and its subsidiaries under the New Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents.

The New Term Loan Facility consisted of the following:

	March 31, 2018	December 31, 2017
Principal	$52,500,000	$56,250,000
Less: Debt discount, net	(526,367)	(612,894)
Net carrying amount	$51,973,633	$55,637,106
Less: current portion	15,000,000	15,000,000
Long-term debt, net	$36,973,633	$40,637,106

The weighted average interest rate at March 31, 2018 was 4.68%. As of March 31, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

On March 3, 2017, in connection with the acquisition of if(we), the Company entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provides for a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”). On April 3, 2017, the Company drew down $15.0 million from its Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, the Company paid in full the outstanding balance on the Term Loan Facility.

Note 7— Commitments and Contingencies

Capital Leases

The Company leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company’s data centers, printers and other furniture in the Company’s German offices. Principal and interest are payable monthly at interest rates ranging from 3.9% to 7.8% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements for the quarter ended March 31, 2018.

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

A summary of minimum future rental payments required under capital and operating leases as of March 31, 2018 are as follows:

For the Years Ending December 31,	Capital Leases	Operating Leases	Cloud Data Storage
Remaining in 2018	$199,605	$3,418,621	$94,748
2019	156,303	2,451,287	478,506
2020	41,828	967,326	682,329
2021	5,173	612,619	1,014,517
2022	—	283,302	1,115,969
Thereafter	—	—	1,227,566
Total minimum lease payments	$402,909	$7,733,155	$4,613,635
Less: amount representing interest	17,866
Total present value of minimum payments	385,043
Less: current portion of capital lease obligations	227,678
Long-term capital lease obligations	$157,365

Rent expense for the operating leases was approximately $1.1 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

New Term Loan Facility

A summary of minimum future principal payments under our New Term Loan Facility as of March 31, 2018 are as follows:

For the Years Ending December 31,	New Term Loan Facility(1)
Remaining in 2018	$11,250,000
2019	15,000,000
2020	26,250,000
Total minimum loan payments	$52,500,000

(1)
Interest rates on the New Term Loan Facility are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $37.5 million and a non-amortizing interest rate cap with a notional amount of $15.0 million. If interest rates were to remain at the March 31, 2018 level, we would make interest payments of $0.1 million in 2019 and 2020, respectively, of net settlements on the fixed-pay amortizing interest rate swap.

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

On September 28, 2015, Adaptive filed suit in the Superior Court of California, County of Orange, against the Company, Beanstock, et al., alleging, in pertinent part, that the Company “aided and abetted” an individual who was an officer and director of Adaptive to breach his fiduciary duty to Adaptive with respect to Adaptive joining the Mobile Agreement. Adaptive’s complaint sought from the Company $600,000 plus unspecified punitive damages. On January 20, 2016, the Company received notice from the United States Bankruptcy Court, District of Delaware, that a Chapter 7 bankruptcy case against Beanstock had been filed on October 7, 2015. Both of the state court actions were stayed by the courts as a result of the bankruptcy filing against Beanstock. Adaptive’s suit against the Company remained stayed until Adaptive indicated that it no longer wanted to pursue the matter and, on or about November 20, 2017, filed a voluntary request for dismissal without prejudice of the action and all claims against the parties, including the Company, which dismissal was entered by the Court on the same day. The Company was not required to take any action or pay any sum in connection with the dismissal. Adaptive’s suit against the Company is, therefore, resolved.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Note 8— Stockholder’s Equity

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

As of March 31, 2018 and December 31, 2017 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 191,979 and 1,013,763 related to restricted stock awards during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The Company issued 2,080,648 related to exercises of stock options and 675,000 related to the exercise of warrants in the year ended December 31, 2017. No stock options or warrants were exercised during the three months ended March 31, 2018.

Stock-Based Compensation

The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The Company uses the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended March 31,
	2018	2017
Sales and marketing	$118,547	$101,269
Product development and content	1,114,067	501,300
General and administrative	936,311	531,589
Total stock-based compensation expense	$2,168,925	$1,134,158

As of March 31, 2018, there was approximately $3.3 million of total unrecognized compensation cost relating to stock options, which is expected to be recognized over a period of approximately 1.9 years. As of March 31, 2018, the Company had approximately $6.8 million of unrecognized stock-based compensation expense related to RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

Stock Option Plans

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”), less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of March 31, 2018, there were approximately 1.3 million shares of common stock available for grant.

A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,724,892	$3.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(10,000)	4.79
Outstanding at March 31, 2018	3,714,892	$3.07	7.5	$428,781
Exercisable at March 31, 2018	2,570,764	$2.55	7.0	$399,203

The total intrinsic values of options exercised were $0.04 million during the three months ended March 31, 2017. No options were exercised during the three months ended March 31, 2018. The Company recorded stock-based compensation expense related to options of approximately $0.4 million for each of the three months ended March 31, 2018 and 2017.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	—%	1.93%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	85%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

The Company granted 449,500 RSAs during the three months ended March 31, 2018. Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	2,292,308	$3.77
Granted	449,500	2.17
Vested	(60,000)	4.87
Forfeited or expired	(94,900)	3.71
Outstanding and unvested at March 31, 2018	2,586,908	$3.47

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

A summary of stock option activity under the 2006 Stock Plan during the three months ended March 31, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,194,081	$4.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2018	1,194,081	$4.08	3.5	$2,183
Exercisable at March 31, 2018	1,149,902	$4.09	3.6	$2,183

The total intrinsic values of options exercised were $2.6 million during the three months ended March 31, 2017. No options were exercised during the three months ended March 31, 2018.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the acquisition of Skout, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the acquisition of Skout, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”) authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan. At the closing of the acquisition of if(we), the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

Options under the 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan during the three months ended March 31, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	734,168	$5.18
Granted	—	—
Exercised	—	—
Forfeited or expired	(248,332)	5.16
Outstanding at March 31, 2018	485,836	$5.19	8.8	$—
Exercisable at March 31, 2018	272,502	$5.27	8.8	$—

The Company recorded stock-based compensation expense related to options of approximately $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	—%	1.89%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	84%

Restricted Stock Awards under the 2016 Stock Plan

The Company granted no RSAs during the three months ended March 31, 2018. Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $0.4 million for each of the three months ended March 31, 2018 and 2017.

A summary of RSA activity under the 2016 Stock Plan during the three months ended March 31, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	1,242,250	$4.62
Granted	—	—
Vested	(166,498)	5.19
Forfeited or expired	(259,043)	5.34
Outstanding and unvested at March 31, 2018	816,709	$4.28

Note 9— Warrant Transactions

In March, April and May 2017, F. Stephen Allen exercised the remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock. In June 2017, OTA LLC exercised the remaining 250,000 warrants with an exercise price of $3.55 resulting in the Company issuing 250,000 shares of common stock. As of March 31, 2018 and December 31, 2017, there were no warrants issued and outstanding.

Note 10— Income Taxes

The Company recorded a net income tax benefit of approximately $0.3 million and an immaterial expense for the three months ended March 31, 2018 and 2017, respectively. The net income tax benefit recorded during the three months ended March 31, 2018 is primarily related to the loss before income tax expense.

For the three months ended March 31, 2018, the Company’s effective tax rate (AETR) from operations is (5.6)%, compared to (0.1)% for the three months ended March 31, 2017. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent items. The difference in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is as a result of a discrete item related to a windfall tax benefit from stock based compensation.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs). As of March 31, 2018 and December 31, 2017, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During the three months ended March 31, 2018 and 2017, the Company had no material changes in uncertain tax positions.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Act on its existing deferred tax balances. As discussed below, the Company has not completed its accounting for the tax effects of the Act as of March 31, 2018.

The one-time transition tax is based on the Company’s total post-acquisition earnings and profits (“E&P”) of its German subsidiaries in October 2017, for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability at December 31, 2017 which was considered immaterial, and has not adjusted this amount as of March 31, 2018. The Company has not yet completed its calculation of the total foreign E&P for these foreign subsidiaries. Further, the transition tax is impacted in part by the amount of those earnings held in cash and other specified assets. Accordingly, the Company’s estimate of the one-time transition tax may change when it finalizes the calculation of the foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

At December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. A provisional tax benefit of $7.7 million was recorded, and no adjustment was recorded to this estimate in during the three months ended March 31, 2018. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances.

The global intangible low-taxed income (GILTI) provisions of the Act impose a tax on the GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. No estimate was recorded for GILTI as of December 31, 2017. At March 31, 2018, the Company determined the tax expense resulting from GILTI provisions and future income subject to the GILTI provisions, resulting in an inconsequential expense for the three months ended March 31, 2018.

Note 11— Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Between March 31, 2018 and March 31, 2019, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense.

As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At March 31, 2018
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$37,500,000
Interest rate caps	1	$15,000,000	$15,000,000

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified as a decrease to interest expense.

As of March 31, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €40,277,419 as of March 31, 2018)	(amortizing to $46,750,000 as of March 31, 2018)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2018 and December 31, 2017.

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Other assets/liabilities - current	$108,877	$243	$—	$(71,915)
Interest rate products	Other assets - non-current	205,468	84,058	—	—
Cross currency contract	Other assets - current	503,159	655,305	—	—
Cross currency contract	Long-term derivative liability	—	—	(4,512,878)	(2,995,657)
Total derivatives designated as hedging instruments		$817,504	$739,606	$(4,512,878)	$(3,067,572)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive (loss) income for the three months ended March 31, 2018 and 2017.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31,
	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$268,549	$—
Cross currency contract	1,119,762	—
Total	$1,388,311	$—

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,
	2018	2017
Interest expense	$(38,279)	$—
Interest expense	219,500	—
Gain (loss) on foreign currency transactions	(1,283,667)	—
Total	$(1,102,446)	$—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018
	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(607,686)	$103,043
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$181,221	$(1,283,667)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—

Three Months Ended March 31,
2017
	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(2,332)	$(2,200)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—

As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million. As of March 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of credit-risk related provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $4.1 million.

Note 12— Revenue

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet is as follows:

	For the Three Months Ended March 31, 2018
	ASC 606	ASC 605	Effect of Change
Income Statement
Revenues	$37,637,793	$37,638,876	$(1,083)

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017(1)
	$	%	$	%
User pay revenue	$22,405,530	59.5%	$1,598,296	8.0%
Advertising	15,232,263	40.5%	18,460,501	92.0%
Total revenue	$37,637,793	100.0%	$20,058,797	100.0%
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold and Icebreakers. Users purchase these products to exchange for the Company’s virtual products. These products allow users to engage with other users on the applications and in live video, and put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the Credits, Points, Gold or Icebreakers but have a limited right to use the Credits, Points, Gold or Icebreakers on virtual products offered for sale on the Company’s platforms. Credits may be gifted to other user accounts in the form of Diamonds, and Diamonds may be redeemed for cash. Except for Diamonds, the Company’s in-app products are not transferable, cannot be sold or exchanged outside of the Company’s platforms, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the Credits, Points, Gold or Icebreakers are used by the customer; or (ii) the Company determines the likelihood of the Credits, Points, Gold or Icebreakers being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits, Points, Gold or Icebreakers to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits, Points, Gold and Icebreakers are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income. Breakage recognized during the three months ended March 31, 2018 and 2017 was $0.7 million and $0.3 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription based products, the Company recognizes revenue over the term of the subscription.

Under ASC 606, user pay revenue has a single performance obligation. Subscriptions provide customers with premium access to the application and include credits on MeetMe+ while in app purchases are satisfied by standing ready to allow users to exchange credits for virtual products. The consideration received for these services is fixed at the time of purchase. The customer simultaneously receives and consumes the benefits of user pay features as the Company performs the services. Revenue is recorded in deferred revenue when purchased by customer and recognized as revenue over time as the performance obligation is satisfied.

The adoption of ASC 606 primarily affected the timing of revenue recognition for MeetMe+ subscriptions, which were historically recognized using the revenue recognition methodology for credits. MeetMe+ subscription revenue will be recognized over the subscription period using a mid-month convention beginning on January 1, 2018. The change in revenue recognition methodology resulted in a cumulative-effect adjustment of $0.02 million recognized as a credit to retained earnings and a reduction to deferred revenue on January 1, 2018. The adoption of ASC 606 did not have an impact on the: (i) subscription revenue for Tagged, Skout and Lovoo or (ii) in-app purchases revenue for MeetMe, Tagged, Skout and Lovoo.

Advertising Revenue
Advertising revenue is comprised of mobile and web advertising. Within each revenue stream, the Company has one performance obligation to publish advertisements as specified by the respective contracts. The amount of consideration that the Company expects to receive for the services is variable based on the volume of advertisement impressions. The Company does not offer any discounts or free impressions and has not historically experienced any collectability issues.

The Company also recognizes revenue from cross-platform/social theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/social theater contracts, the consideration promised is fixed per ad campaign and term, and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand (CPM) rates and number of impressions served due to traffic volume and the specific ad campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. As such, the Company recognizes all actual advertising revenues from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period.

The Company has transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements with advertising networks. The form of the agreements was such that the Company provided services in exchange for a fee. The Company determines only the fee for providing its services to advertising agencies and has no latitude in establishing prices with third party advertisers.

In instances where the Company works directly with an advertiser, revenue is recognized on a gross basis. The Company is the primary obligor in arrangements made with direct advertisers, as there is no third-party facilitating or managing the sales process. The Company is solely responsible for determining price, product or service specifications, and which advertisers to use. The Company assumes all credit risk in the sales arrangements made with direct advertisers.

The Company has determined that the performance obligation under the advertising revenue streams is recognized ratably over time utilizing the “Right to Invoice” practical expedient as customers simultaneously consume and receive benefits of the advertisement impressions.

The adoption of ASC 606 did not result in a transition adjustment on the recognition of advertising revenues as the Company’s revenue recognition under ASC 605 is consistent with the guidance under ASC 606.

Deferred Revenue
The Company records deferred revenue when the consideration for a good or service is received in advance of its performing the obligation. The deferred revenue balance for the three months ended March 31, 2018 increased $22.7 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $22.4 million revenue recognized from the deferred revenue balance as of December 31, 2017 due to performance obligations satisfied during the three months ended March 31, 2018.

ASC 606 Practical Expedient Elections
The Company elected the following practical expedients in applying ASC 606 to its revenue streams:

Portfolio Approach - Contracts within each revenue stream have similar characteristics and the Company expects that the effects on the financial statements would not differ materially from applying this guidance to the individual contracts. As such, the Company applied the portfolio approach to its contracts.

Sales Tax Exclusion from Transaction Price - The Company does not collect sales tax for advertising revenue. Sales taxes are added to the transaction price by the payment processors for subscription and in-app purchases, when applicable. However, these sales taxes are not included in the Company’s consideration amount.

Contract Costs - The Company does not incur costs to obtain or fulfill contracts in most revenue streams. There are sales commissions incurred for Social Theater contracts, however these contracts are typically for a period of less than a year. As the costs are expected to be recognized is one year or less, these costs are recorded within sales and marketing expenses rather than being deferred and recognized over the term of the contract.

Right to Invoice - Revenue from advertising contracts is recognized over time based on the Company’s performance completed to date. The Company will apply the invoice expedient and recognize revenue in the amount to which the entity has a right to invoice as measured by the amount of impressions or actions delivered within each period.

Unsatisfied Performance Obligations - The Company’s disclosures exclude the value of unsatisfied performance obligations for (i) its contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for performance to date.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our App upgrades and new features, the risk that unanticipated events affect the functionality of our App with popular mobile operating systems, any changes in such operating systems that degrade our App’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold and Icebreakers. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2017. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

Company Overview

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a portfolio of mobile social entertainment apps designed to meet the universal need for human connection.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, and Tagged®.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. In 2017, we laid the foundation for and launched live video, which we believe is the most compelling product we have ever offered. We have historically generated revenue primarily through advertising; today, however, live video and other forms of user-pay monetization, including subscriptions and in-app purchases, are becoming an increasingly larger component of total revenue. We believe revenues from video are more sustainable, can grow faster, and are more aligned with the quality of the user experience than revenues from advertising.

We launched live video monetization on two of our apps in 2017 and have seen strong early interest from our users, including increasing engagement and revenue. We also added two additional apps to The Meet Group portfolio. On April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), a leading global mobile network for meeting new people, and on October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”), a leading dating app provider in Germany. We believe these acquisitions, in addition to our acquisition of Skout, Inc. (“Skout”) on October 3, 2016, provide significant scale for the future global growth of our social entertainment platform, and we are hard at work today integrating our video technology into our two newest properties.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc., and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Chinese dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere — not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met - a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships - even marriages.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended March 31, 2018 and 2017, the total MAUs were approximately 16.17 million and 8.77 million, respectively, and total DAUs were approximately 4.85 million and 2.03 million, respectively.

	Monthly Average for the Quarter Ended
	March 31,
	2018	2017
MAU	16,167,271	8,769,785

	For the Quarter Ended
	March 31,
	2018	2017
DAU	4,848,392	2,034,614

First Quarter of 2018 Highlights

•	Total revenue was $37.6 million for the first quarter of 2018, up 87.6% from $20.1 million in the first quarter of 2017.

•
Net loss for the first quarter of 2018 was $4.2 million. Adjusted EBITDA was $5.2 million for the first quarter of 2018. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $28.0 million at March 31, 2018.

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

In the quarter ended March 31, 2018, the Company averaged 13.64 million mobile MAUs and 16.17 million total MAUs, compared to 8.26 million mobile MAUs and 8.77 million total MAUs in the quarter ended March 31, 2017, a net increase of 5.38 million or 65% for mobile MAUs and a net increase of 7.40 million or 84% for total MAUs. Mobile DAUs were 4.21 million for the quarter ended March 31, 2018, a 111% increase from 1.99 million in the quarter ended March 31, 2017. For the quarter ended March 31, 2018, the Company averaged 4.85 million total DAUs, compared to 2.03 million total DAUs for the quarter ended March 31, 2017, a net increase of approximately 2.82 million total DAUs, or 138%.

In the quarter ended March 31, 2018, the Company earned an average of $1.55 ARPU on the web and $2.25 ARPU on our mobile applications, compared to $0.38 ARPU on the web and $2.29 in mobile ARPU for the quarter ended March 31, 2017. In the quarter ended March 31, 2018, the Company earned an average of $0.088 in web ARPDAU and $0.081 in mobile ARPDAU, compared to $0.044 in web ARPDAU and $0.105 in mobile ARPDAU for the quarter ended March 31, 2017.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (CPM) could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected out revenue. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

•
Google Play Store and Apple App Store: Our mobile applications are distributed through the Google Play Store and the Apple App Store. Our business will suffer if we are unable to maintain good relationships with Google and Apple, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions, or if either of these platforms are unavailable for a prolonged period of time.

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

•
Business Combinations: Acquisitions have been an important part of our growth strategy. During the two years in the period ended December 31, 2017, we acquired three companies (Skout, if(we) and Lovoo), representing four significant brands for our portfolio (Skout, Tagged, Hi5 and Lovoo). Our ability to integrate these apps into our portfolio will impact our financial performance. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated results of operations may not be comparable between periods.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 16, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2018, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		Change From Prior Year
	2018	2017	($)%
Revenues	$37,637,793	$20,058,797	$17,578,996	87.6%
Operating costs and expenses:
Sales and marketing	7,047,993	5,105,508	1,942,485	38.0%
Product development and content	22,101,537	8,457,494	13,644,043	161.3%
General and administrative	5,469,178	2,862,427	2,606,751	91.1%
Depreciation and amortization	3,629,603	1,684,839	1,944,764	115.4%
Acquisition and restructuring	3,349,951	1,500,429	1,849,522	123.3%
Total operating costs and expenses	41,598,262	19,610,697	21,987,565	112.1%
(Loss) income from operations	(3,960,469)	448,100	(4,408,569)	(983.8)%
Other income (expense):
Interest income	7,208	2,570	4,638	180.5%
Interest expense	(607,686)	(2,332)	(605,354)	(25,958.6)%
Gain (loss) on foreign currency transactions	103,043	(2,200)	105,243	4,783.8%
Other	(6,944)	—	(6,944)	(100.0)%
Total other expense	(504,379)	(1,962)	(502,417)	(25,607.4)%
(Loss) income before income tax benefit (expense)	(4,464,848)	446,138	(4,910,986)	(1,100.8)%
Income tax benefit (expense)	252,187	(292)	252,479	86,465.4%
Net (loss) income	$(4,212,661)	$445,846	$(4,658,507)	(1,044.9)%

Revenues

Our revenues were approximately $37.6 million for the three months ended March 31, 2018, an increase of $17.6 million or 87.6% compared to $20.1 million for the three months ended March 31, 2017. The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
User pay revenue	$22,405,530	59.5%	$1,598,296	8.0%
Advertising	15,232,263	40.5%	18,460,501	92.0%
Total revenue	$37,637,793	100.0%	$20,058,797	100.0%

The increase in revenue is attributable to a $20.8 million increase in user pay revenue, partially offset by a $3.2 million decrease in advertising revenue. The increase in revenue is primarily attributable to the acquisition of if(we) and the Lovoo Acquisition, both occurring subsequent to the first quarter of 2017. The increase in user pay revenue is attributed to the release of MeetMe Live and Skout Live. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.9 million, or 38.0%, to $7.0 million for the three months ended March 31, 2018 from $5.1 million for the three months ended March 31, 2017. The net increase in sales and marketing expenses, including if(we) and Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $1.3 million and increased employee expenses of approximately $0.5 million. The increase in employee expenses is primarily due to the if(we) Acquisition and the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $13.6 million, or 161.3%, to $22.1 million for the three months ended March 31, 2018 from $8.5 million for the three months ended March 31, 2017. The net increase in product development and content expense, including if(we) and Lovoo product development related expenses, is attributable to an increase of mobile content costs of $6.1 million, employee expenses of $3.8 million, data center and technical operations of $1.9 million, and stock-based compensation of $0.6 million. The increase in employee expenses, data center and technical operations and stock-based compensation costs are attributable to the if(we) Acquisition and Lovoo Acquisition. The increase in mobile content costs is due to the acquisition of if(we) and the Lovoo Acquisition as well as the roll out of MeetMe Live and Skout Live.

General and Administrative: General and administrative expenses increased $2.6 million or 91.1%, to $5.5 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017. The net increase in general and administrative expense, including if(we) and Lovoo general and administrative related expenses, is primarily due to an increase of employee expenses of $0.7 million, stock-based compensation of $0.4 million, professional fees of $0.4 million, business and franchise taxes of $0.2 million and office related expenses of $0.2 million. These increases are attributable primarily to the if(we) Acquisition and the Lovoo Acquisition.

Depreciation and Amortization: Depreciation and amortization expenses increased $1.9 million or 115.4%, to $3.6 million for the three months ended March 31, 2018 from $1.7 million for the three months ended March 31, 2017. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition.

Acquisition and Restructuring: Acquisition and restructuring expenses increased $1.8 million or 123.3%, to $3.3 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs.

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.0 million to $2.2 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. Stock-based compensation expense represented 5.2% and 5.8% of operating expenses for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was approximately $3.3 million and $6.8 million of unrecognized compensation cost related to stock options and unvested restricted stock awards, respectively, which is expected to be recognized over a period of approximately two years.

	Three Months Ended March 31,		Change from Prior Year
	2018	2017	($)
Sales and marketing	$118,547	$101,269	$17,278
Product development and content	1,114,067	501,300	612,767
General and administrative	936,311	531,589	404,722
Total stock-based compensation expense	$2,168,925	$1,134,158	$1,034,767

Income Tax Benefit (Expense)

Benefit from income taxes was $0.3 million and an immaterial expense for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the our effective tax rate (AETR) from operations is (5.6)%, compared to (0.1)% for the three months ended March 31, 2017. The difference between our effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent items. The difference in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is as a result of a discrete item related to a windfall tax benefit from stock based compensation.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$7,435,472	$8,687,879
Net cash used in investing activities	(172,642)	(150,510)
Net cash (used in) provided by financing activities	(3,915,917)	44,138,904
	$3,346,913	$52,676,273

Net cash provided by operations was approximately $7.4 million for the three months ended March 31, 2018 compared to approximately $8.7 million for the three months ended March 31, 2017.

For the three months ended March 31, 2018, net cash provided by operations consisted primarily of net loss of approximately $4.2 million adjusted for certain non-cash expenses of approximately $3.6 million of depreciation and amortization expense and $2.2 million related to stock based compensation expense, offset by approximately $0.5 million of deferred taxes. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $6.0 million resulting from collections and increases of $0.7 million in deferred revenue, offset by an increase of $0.8 million in prepaid expenses, other current assets and other assets.

Net cash used in investing activities in the three months ended March 31, 2018 was primarily due to approximately $0.2 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities in the three months ended March 31, 2018 of approximately $3.9 million was due to $3.8 million payments of debt, $0.1 million of payments for restricted stock awards withheld for taxes and $0.1 million of capital lease payments.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$27,969,456	$24,158,444
Total assets	$272,552,144	$275,344,771
Percentage of total assets	10.3%	8.8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2018, we had positive working capital of approximately $4.8 million.

On March 3, 2017, in connection with the acquisition of if(we), we entered into a Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provided for a Revolving Credit Facility of $15.0 million and a Term Loan Facility of $15.0 million. On April 3, 2017, we drew down $15.0 million from our Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, we paid in full the outstanding balance on the Term Loan Facility.

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, we entered into an Amended and Restated Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as the Agent, amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit

Agreement provides a New Revolving Credit Facility for $20.0 million and a New Term Loan Facility of $60.0 million. On October 18, 2017, the we drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of March 31, 2018.

We intend to use the proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At the Company’s election, loans made under the New Credit Facilities will bear interest at either (i) Base Rate plus an applicable margin or (ii) LIBO Rate plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s Guarantors will guarantee the obligations of the Company and its subsidiaries under the New Credit Facilities. The obligations of the Company and its subsidiaries under the New Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents. On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. See Note 6— Long-Term Debt for details on an amendment to the Amended and Restated Credit Agreement.

As of March 31, 2018, we had an outstanding balance of $52.5 million on our New Term Loan Facility. The weighted average interest rate at March 31, 2018 was 4.68%. Remaining unamortized fees and direct costs incurred for our Credit Facilities were $0.5 million. As of March 31, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

We did not enter into any new capital lease agreements for the three months ended March 31, 2018. As of March 31, 2018, capital leases that were previously assumed in connection with the Lovoo Acquisition had approximately $0.4 million in principal amount of capital lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of approximately $1.2 million for the remainder of 2018, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income, a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
ADJUSTED EBITDA	2018	2017
Net (loss) income	$(4,212,661)	$445,846
Interest expense	607,686	2,332
Income tax (benefit) expense	(252,187)	292
Depreciation and amortization	3,629,603	1,684,839
Stock-based compensation expense	2,168,925	1,134,158
Acquisition and restructuring	3,349,951	1,500,429
(Gain) loss on foreign currency transactions	(103,043)	2,200
ADJUSTED EBITDA	$5,188,274	$4,770,096

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of March 31, 2018 was held in insured depository accounts, of which $22.8 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented ASC Topic 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies and updates to existing control activities based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See Note 7— Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for information on specific matters.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018 includes detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” respectively. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares.

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

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

May 7, 2018	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

May 7, 2018	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer)