Form 10-Q
period 2018-06-30
Meet Group, Inc.
filed 2018-08-02
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of July 30, 2018
Common Stock, $0.001 par value per share	73,143,845	shares

THE MEET GROUP, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 30, 2018 and 2017	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,922,457	$24,158,444
Accounts receivable, net of allowance of $637,802 and $527,958 at June 30, 2018 and December 31, 2017, respectively	23,866,941	26,443,675
Prepaid expenses and other current assets	5,253,503	3,245,174
Total current assets	50,042,901	53,847,293
Restricted cash	500,000	894,551
Goodwill	149,227,248	150,694,135
Property and equipment, net	3,632,350	4,524,118
Intangible assets, net	42,342,822	48,719,428
Deferred taxes	16,115,201	15,521,214
Other assets	1,878,851	1,144,032
Total assets	$263,739,373	$275,344,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,325,941	$6,277,846
Accrued liabilities	17,812,588	19,866,438
Current portion of long-term debt	15,000,000	15,000,000
Current portion of capital lease obligations	187,606	254,399
Deferred revenue	5,006,501	4,433,450
Total current liabilities	43,332,636	45,832,133
Long-term capital lease obligations, less current portion, net	110,056	192,137
Long-term debt, less current portion, net	33,301,419	40,637,106
Long-term derivative liability	2,126,536	2,995,657
Other liabilities	114,340	147,178
Total liabilities	78,984,987	89,804,211
Commitments and contingencies (see Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 73,121,962 and 71,915,018 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	73,118	71,918
Additional paid-in capital	412,213,959	408,029,068
Accumulated deficit	(225,867,346)	(221,435,888)
Accumulated other comprehensive loss	(1,665,345)	(1,124,538)
Total stockholders’ equity	184,754,386	185,540,560
Total liabilities and stockholders’ equity	$263,739,373	$275,344,771

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$42,801,745	$31,329,468	$80,439,538	$51,388,265
Operating costs and expenses:
Sales and marketing	7,753,486	4,599,842	14,801,479	9,705,350
Product development and content	24,411,288	16,526,905	46,512,825	24,984,399
General and administrative	5,154,103	5,160,799	10,623,281	8,023,226
Depreciation and amortization	3,505,180	2,965,175	7,134,783	4,650,014
Acquisition and restructuring	1,036,602	3,769,425	4,386,553	5,269,854
Total operating costs and expenses	41,860,659	33,022,146	83,458,921	52,632,843
Income (loss) from operations	941,086	(1,692,678)	(3,019,383)	(1,244,578)
Other income (expense):
Interest income	2,742	1,400	9,950	3,970
Interest expense	(671,294)	(175,254)	(1,278,980)	(177,586)
Gain (loss) on foreign currency transactions	4,216	(9,229)	107,259	(11,429)
Other	28,571	—	21,627	—
Total other expense	(635,765)	(183,083)	(1,140,144)	(185,045)
Income (loss) before income tax benefit	305,321	(1,875,761)	(4,159,527)	(1,429,623)
Income tax benefit (expense)	(540,593)	2,732,356	(288,406)	2,732,064
Net income (loss)	$(235,272)	$856,595	$(4,447,933)	$1,302,441

Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$—	$0.01	$(0.06)	$0.02
Diluted net income (loss) per common stockholder	$—	$0.01	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	72,753,487	70,122,234	72,369,619	65,632,962
Diluted	72,753,487	74,885,903	72,369,619	70,569,243

Comprehensive income (loss):
Net income (loss)	$(235,272)	$856,595	$(4,447,933)	$1,302,441
Other comprehensive income (loss):
Reclassification of gains on derivative financial instruments, net of tax benefit of $832,995, $—, $508,691 and $—	(1,831,921)	—	(1,053,778)	—
Unrealized gains on derivative financial instruments, net of tax expense of $834,099, $—, $416,203 and $—	1,858,182	—	1,097,056	—
Foreign currency translation adjustment	(952,438)	—	(584,085)	—
Other comprehensive income (loss)	(926,177)	—	(540,807)	—
Comprehensive income (loss)	$(1,161,449)	$856,595	$(4,988,740)	$1,302,441

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED) AND
THE YEAR ENDED DECEMBER 31, 2017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$—	$195,088,589
Vesting of stock options for compensation	—	—	8,467,278	—	—	8,467,278
Exercise of stock options	2,080,648	2,081	2,814,654	—	—	2,816,735
Exercise of warrants	675,000	675	2,395,575	—	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	—	42,995,371
Issuance of common stock for vested RSAs	1,013,763	1,013	(1,013)	—	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	—	(507,398)
Other comprehensive income (loss)					(1,124,538)	(1,124,538)
Net income (loss)	—	—	—	(64,591,727)	—	(64,591,727)
Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of ASC Topic 606 (Note 1)	—	—	—	16,475	—	16,475
Vesting of stock options for compensation	—	—	4,259,795	—	—	4,259,795
Exercise of stock options	131,051	131	232,285	—	—	232,416
Issuance of common stock for vested RSAs	1,075,893	1,069	(1,069)	—	—	—
RSAs withheld to cover taxes	—	—	(306,120)	—	—	(306,120)
Other comprehensive income (loss)	—	—	—	—	(540,807)	(540,807)
Net income (loss)	—	—	—	(4,447,933)	—	(4,447,933)
Balance-June 30, 2018	73,121,962	$73,118	$412,213,959	$(225,867,346)	$(1,665,345)	$184,754,386

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,447,933)	$1,302,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,134,783	4,650,014
Stock-based compensation expense	4,259,795	3,502,350
Deferred taxes	(441,417)	(444,230)
(Gain) loss on foreign currency transactions	(107,259)	11,429
Bad debt expense	290,426	26,000
Amortization of loan origination costs	164,313	34,342
Changes in operating assets and liabilities:
Accounts receivable	2,141,980	5,862,051
Prepaid expenses, other current assets and other assets	(2,426,711)	1,610,514
Accounts payable and accrued liabilities	2,344,109	161,914
Deferred revenue	686,332	(54,560)
Net cash provided by operating activities	9,598,418	16,662,265
Cash flows from investing activities:
Purchase of property and equipment	(256,391)	(595,126)
Acquisition of business, net of cash and restricted cash acquired	—	(65,802,792)
Net cash used in investing activities	(256,391)	(66,397,918)
Cash flows from financing activities:
Proceeds from exercise of stock options	232,416	2,778,176
Proceeds from issuance of common stock	—	42,995,371
Proceeds from exercise of warrants	—	2,396,250
Payments of capital leases	(142,043)	(139,541)
Proceeds from long-term debt	—	15,000,000
Payments for restricted stock awards withheld for taxes	(306,120)	(507,398)
Payments of contingent consideration	(5,000,000)	—
Payments on long-term debt	(7,500,000)	(1,875,000)
Net cash (used in) provided by financing activities	(12,715,747)	60,647,858
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	(3,373,720)	10,912,205
Effect of foreign currency exchange rate (translation)	(256,818)	(11,429)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,630,538)	10,900,776
Cash, cash equivalents, and restricted cash at beginning of period	25,052,995	22,246,015
Cash, cash equivalents, and restricted cash at end of period	$21,422,457	$33,146,791
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,110,448	$140,911

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

We launched live video monetization on two of our apps in 2017 and have seen strong early interest from our users, including increasing engagement and revenue. We also added two additional apps to The Meet Group portfolio. On April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), a leading global mobile network for meeting new people, and on October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”), a leading dating app provider in Germany. We believe these acquisitions, in addition to our acquisition of Skout, Inc. (“Skout”) on October 3, 2016, provide significant scale for the future global growth of our social entertainment platform, and we are hard at work today integrating our video technology into our two newest apps.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc., and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Chinese dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations, revenue recognition, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets and stock-based compensation. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause it to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturns, can increase the uncertainty already inherent in its estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in the Company’s condensed consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in competition, litigation, legislation and regulations.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers,” (“ASC 606”) using the cumulative effect method (modified retrospective method) and applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are unadjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, “Revenue Recognition” (“ASC 605”).

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

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable, inputs as defined under the accounting guidance for fair value measurements. At December 31, 2017, the Company’s contingent consideration liability had a fair value of $5.0 million. The Company paid the full amount of the contingent consideration in April 2018. See Note 2— Acquisitions for more information regarding the Company’s contingent consideration liability.

As part of the Lovoo Acquisition the Company amended and restated its term loan and revolving credit facility. The Company carries a term loan facility with an outstanding balance at June 30, 2018 and December 31, 2017 of $48.8 million and $56.3 million, respectively. The outstanding balance as of June 30, 2018 and December 31, 2017 approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 6— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance as of June 30, 2018 and December 31, 2017 approximates fair value due to the relatively short maturities associated with these capital leases.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated under the treasury stock method for options, unvested restricted stock awards, unvested in-the-money performance share units and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(235,272)	$856,595	$(4,447,933)	$1,302,441

Denominator:
Weighted-average shares outstanding— basic	72,753,487	70,122,234	72,369,619	65,632,962
Effect of dilutive securities	—	4,763,669	—	4,936,281
Weighted-average shares outstanding— diluted	72,753,487	74,885,903	72,369,619	70,569,243

Basic income (loss) per share	$—	$0.01	$(0.06)	$0.02
Diluted income (loss) per share	$—	$0.01	$(0.06)	$0.02

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	5,081,890	4,013,425	5,081,890	3,840,813
Unvested restricted stock awards	3,805,547	—	3,805,547	—
Unvested performance stock awards	1,046,350	—	1,046,350	—
Total	9,933,787	4,013,425	9,933,787	3,840,813

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the six months ended June 30, 2018 and 2017, two and three customers, all of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised approximately 49% and 46% of total revenues, respectively. Three and five customers, which were advertising aggregators and customer payment processors, comprised approximately 51% and 61% of accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations, however, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Reclassifications

In the statement of comprehensive income (loss) for the six months ended June 30, 2018, approximately $1.7 million related to the three months ended March 31, 2018 was reclassified from unrealized gain (loss) on derivative instruments to foreign currency translation adjustment. This reclassification had no impact on net other comprehensive income (loss) for the three and six month periods ended ended June 30, 2018 or accumulated comprehensive loss as of June 30, 2018.

Recent Issued Accounting Standards

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

Included in the total consideration of $86.1 million was a $5.0 million contingent consideration in the form of an earn-out which was subject to certain conditions set forth in the Purchase Agreement, including the successful achievement of an Adjusted EBITDA target by Lovoo for the year ended December 31, 2017. Based on the probability of achieving the financial targets, the Company determined that the fair value of the contingent consideration at the closing date was $5.0 million. The Company paid the full amount of the contingent consideration in April 2018.

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

Note 3—Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy. See Note 11— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Assets
Money market	$1,390,083	$—	$—	$1,390,083
Restricted cash	500,000	—	—	500,000
Derivative asset	—	1,097,223	—	1,097,223
Total assets	$1,890,083	$1,097,223	$—	$2,987,306
Liabilities
Derivative liability	$—	$2,126,536	$—	$2,126,536
Total liabilities	$—	$2,126,536	$—	$2,126,536
December 31, 2017
Assets
Money market	$1,390,714	$—	$—	$1,390,714
Restricted cash	894,551	—	—	894,551
Derivative asset	—	739,606	—	739,606
Total assets	$2,285,265	$739,606	$—	$3,024,871
Liabilities
Contingent consideration	$—	$—	$5,000,000	$5,000,000
Derivative liability	—	3,067,572	—	3,067,572
Total liabilities	$—	$3,067,572	$5,000,000	$8,067,572

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2017	$5,000,000
Payments	(5,000,000)
Balance as of June 30, 2018	$—

The contingent consideration is recorded in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2017. The contingent consideration liability was paid in April 2018.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

Note 4— Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,879,427	$(11,246,720)	$23,632,707
Customer relationships	13,972,303	(5,569,574)	8,402,729
Software	18,748,921	(8,441,535)	10,307,386
Total	$67,600,651	$(25,257,829)	$42,342,822

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,204,638	$(8,952,725)	$26,251,913
Customer relationships	14,067,457	(3,677,895)	10,389,562
Software	18,784,755	(6,706,802)	12,077,953
Total	$68,056,850	$(19,337,422)	$48,719,428

Amortization expense was approximately $3.0 million and $2.4 million for the three months ended June 30, 2018 and 2017 and $6.0 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2018	$5,529,149
2019	9,536,157
2020	7,580,775
2021	6,565,356
2022	3,974,978
Thereafter	9,156,407
Total	$42,342,822

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

June 30, 2018
Balance at December 31, 2017	$150,694,135
Foreign currency translation adjustments	(1,466,887)
Balance at June 30, 2018	$149,227,248

Note 5— Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Servers, computer equipment and software	$14,231,248	$14,044,505
Office furniture and equipment	553,013	521,233
Leasehold improvements	668,315	663,356
	15,452,576	15,229,094
Less accumulated depreciation	(11,820,226)	(10,704,976)
Property and equipment - net	$3,632,350	$4,524,118

Property and equipment depreciation expense was approximately $0.6 million for each of the three months ended June 30, 2018 and 2017 and $1.1 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Note 6— Long-Term Debt

Credit Facilities

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “New Term Loan Facility,” and together with the “New Revolving Credit Facility”, the “New Credit Facilities”). On October 18, 2017, the Company drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of June 30, 2018. On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017.

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

The New Term Loan Facility consisted of the following:

	June 30, 2018	December 31, 2017
Principal	$48,750,000	$56,250,000
Less: Debt discount, net	(448,581)	(612,894)
Net carrying amount	$48,301,419	$55,637,106
Less: current portion	15,000,000	15,000,000
Long-term debt, net	$33,301,419	$40,637,106

The weighted average interest rate at June 30, 2018 was 5.26%. As of June 30, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

On March 3, 2017, in connection with the acquisition of if(we) (the “if(we) Acquisition”), the Company entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provided for a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”). On April 3, 2017, the Company drew down $15.0 million from its Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, the Company paid in full the outstanding balance on the Term Loan Facility.

Note 7— Commitments and Contingencies

Capital Leases

The Company leases certain fixed assets under capital leases that expire at various times through 2021. The capital leases are for the Company’s data centers, printers and other furniture in the Company’s German offices. Principal and interest are payable monthly at interest rates ranging from 3.9% to 7.8% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements during the six months ended June 30, 2018.

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

A summary of minimum future rental payments required under capital and operating leases as of June 30, 2018 are as follows:

For the Years Ending December 31,	Capital Leases	Operating Leases	Cloud Data Storage
Remaining in 2018	$117,315	$2,259,011	$63,165
2019	148,183	2,451,287	478,506
2020	39,655	967,326	682,329
2021	4,904	612,619	1,014,517
2022	—	283,302	1,115,969
Thereafter	—	—	1,227,566
Total minimum lease payments	$310,057	$6,573,545	$4,582,052
Less: amount representing interest	12,395
Total present value of minimum payments	297,662
Less: current portion of capital lease obligations	187,606
Long-term capital lease obligations	$110,056

Rent expense for the operating leases was approximately $1.0 million and $1.7 million for the three months ended June 30, 2018 and 2017 and $2.1 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

New Term Loan Facility

A summary of minimum future principal payments under our New Term Loan Facility as of June 30, 2018 are as follows:

For the Years Ending December 31,	New Term Loan Facility(1)
Remaining in 2018	$7,500,000
2019	15,000,000
2020	26,250,000
Total minimum loan payments	$48,750,000

(1)
Interest rates on the New Term Loan Facility are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $33.8 million and a non-amortizing interest rate cap with a notional amount of $15.0 million. If interest rates were to remain at the June 30, 2018 level, we would receive interest payments of $0.03 million in 2018, $0.04 million in 2019 and $0.01 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap.

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

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The

Company’s 401(k) match expense totaled $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Note 8— Stockholders’ Equity

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

As of June 30, 2018 and December 31, 2017 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 1,075,893 and 1,013,763 related to restricted stock awards during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company issued 131,051 shares related to stock option exercises during the six months ended June 30, 2018. The Company issued 2,080,648 shares related to exercises of stock options and 675,000 related to the exercise of warrants in the year ended December 31, 2017.

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

The Company began granting performance shares (“PSUs”) to certain employees in April 2018. Performance shares are based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning three years from the grant date of the performance share award. PSU awards will vest at the end of the performance period and will be paid immediately in shares of common stock. PSU awards are forfeited if the participant is no longer employed on the third anniversary of the grant date except in the event of an involuntary termination, death, disability or change in control. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and marketing	$112,222	$101,035	$230,769	$202,304
Product development and content	1,161,863	1,428,743	2,275,930	1,930,043
General and administrative	816,785	838,414	1,753,096	1,370,003
Total stock-based compensation expense	$2,090,870	$2,368,192	$4,259,795	$3,502,350

As of June 30, 2018, there was approximately $2.8 million, $11.2 million and $1.7 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.7 years, 2.2 years and 2.8 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including approximately 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), less one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire, or are forfeited after April 9, 2018 and any restricted stock awards that either terminate, expire, or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of June 30, 2018, there were approximately 7.1 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Plan

A summary of RSA activity under the 2018 Plan during the six months ended June 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	1,522,034	4.18
Vested	—	—
Forfeited or expired	—	—
Outstanding and unvested at June 30, 2018	1,522,034	$4.18

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $0.1 million for the three and six months ended June 30, 2018, respectively.

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the 2012 Plan, providing for the issuance of up to 10.5 million shares of the Company’s common stock, including approximately 2.1 million shares previously approved by the Company’s stockholders under the Company’s 2006 Stock Plan, less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire, or are forfeited after December 31, 2011. As of June 1, 2018, grants are no longer issued from the 2012 Plan.

A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,724,892	$3.07
Granted	—	—
Exercised	(131,051)	1.77
Forfeited or expired	(95,867)	3.49
Outstanding at June 30, 2018	3,497,974	$3.11	7.3	$5,301,183
Exercisable at June 30, 2018	2,695,101	$2.75	6.9	$4,895,933

The total intrinsic values of options exercised were $0.2 million during each of the six months ended June 30, 2018 and 2017. The Company recorded stock-based compensation expense related to options of approximately $0.4 million and $0.7 million for the three months ended June 30, 2018 and 2017 and $0.8 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	—%	1.89%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	83%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	2,292,308	$3.77
Granted	449,500	2.17
Vested	(954,529)	3.72
Forfeited or expired	(209,600)	2.99
Outstanding and unvested at June 30, 2018	1,577,679	$3.45

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $1.1 million and $1.0 million for the three months ended June 30, 2018 and 2017 and $2.2 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

Performance Share Awards Under 2012 Omnibus Incentive Plan

The Company granted 615,500 PSUs during the six months ended June 30, 2018 based on a relative TSR metric over a performance period spanning three years from the grant date of the PSU. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date except in the event of an involuntary termination, death, disability or change in control.

PSU share payouts range from a threshold of 0% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The estimated fair value of the PSU awards at the date of grant was $1.8 million. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of performance share awards under the 2012 Plan during the six months ended June 30, 2018 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	615,500	2.94
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2018	615,500	$2.94

The Company recorded stock-based compensation expense related to PSUs of approximately $0.1 million for the three and six months ended June 30, 2018, respectively.

2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3.7 million shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire, or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan. All options granted and outstanding have been fully expensed prior to 2016.

A summary of stock option activity under the 2006 Stock Plan during the six months ended June 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,194,081	$4.08
Granted	—	—
Exercised	—	—
Forfeited or expired	(96,000)	5.06
Outstanding at June 30, 2018	1,098,081	$3.99	3.3	$564,307
Exercisable at June 30, 2018	1,053,902	$4.00	3.4	$529,848

The total intrinsic values of options exercised were $6.3 million during the six months ended June 30, 2017. No options were exercised during the six months ended June 30, 2018.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the acquisition of Skout, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the acquisition of Skout, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”) and authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan. At the closing of the if(we) Acquisition, the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

Options Under The 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan during the six months ended June 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	734,168	$5.18
Granted	—	—
Exercised	—	—
Forfeited or expired	(248,332)	5.16
Outstanding at June 30, 2018	485,836	$5.19	8.6	$—
Exercisable at June 30, 2018	272,502	$5.27	8.6	$—

The Company recorded stock-based compensation expense related to options of approximately $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017 and $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	—%	1.89%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	84%

Restricted Stock Awards Under The 2016 Stock Plan

A summary of RSA activity under the 2016 Stock Plan during the six months ended June 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	1,242,250	$4.62
Granted	—	—
Vested	(240,540)	5.36
Forfeited or expired	(295,877)	5.39
Outstanding and unvested at June 30, 2018	705,833	$4.05

Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs of approximately $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017 and $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Note 9— Warrant Transactions

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock, which were subsequently modified on February 19, 2010. In March, April and May 2017, F. StephenAllen exercised their remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock. In June 2017, OTA LLC exercised their remaining 250,000 warrants with an exercise price of $3.55 resulting in the Company issuing 250,000 shares of common stock. As of June 30, 2018 and December 31, 2017, there were no warrants issued and outstanding.

Note 10— Income Taxes

The Company recorded a net income tax expense of approximately $0.5 million and a net income tax benefit of approximately $2.7 million for the three months ended June 30, 2018 and 2017, respectively. The net income tax expense recorded during the three months ended June 30, 2018 is primarily related a decrease in the annual effective tax rate (“AETR”) in the three months ended June 30, 2018 and discrete tax expense related to a shortfall on stock-based compensation.

The Company recorded a net income tax expense of approximately $0.3 million and a net income tax benefit of approximately $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The net income tax benefit recorded during the six months ended June 30, 2018 is primarily related a decrease in the AETR in the six months ended June 30, 2018 and discrete tax expense related to a shortfall on stock-based compensation.

For the six months ended June 30, 2018, the Company’s effective tax rate (“AETR”) from operations is 1.0%, compared to 41.1% for the six months ended June 30, 2017. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany. The difference in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is a result of permanent differences as well as the change in the federal tax rate from 35% to 21% and the inclusion of Lovoo.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (“NOLs”). As of June 30, 2018 and December 31, 2017, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During the three and six months ended June 30, 2018 and 2017, the Company had no material changes in uncertain tax positions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Act on its existing deferred tax balances. As discussed below, the Company has not completed its accounting for the tax effects of the Act as of June 30, 2018.

The one-time transition tax is based on the Company’s total post-acquisition earnings and profits (“E&P”) of its German subsidiaries in October 2017, for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability at December 31, 2017 which was considered immaterial, and has not adjusted this amount as of June 30, 2018. The Company has not yet completed its calculation of the total foreign E&P for these foreign subsidiaries. Further, the transition tax is impacted in part by the amount of those earnings held in cash and other specified assets. Accordingly, the Company’s estimate of the one-time transition tax may change when it finalizes the calculation of the foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

As of December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is expected to be 21%. A provisional tax expense of $7.7 million was recorded, and no adjustment was recorded to this estimate in during the six months ended June 30, 2018. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances.

The global intangible low-taxed income (“GILTI”) provisions of the Act impose a tax on the GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. No estimate was recorded for GILTI as of December 31, 2017. The Company recorded a provision for tax expense resulting from GILTI provisions and future income subject to the GILTI provisions of approximately $0.3 million for the six months ended June 30, 2018.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Between June 30, 2018 and June 30, 2019, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense.

As of June 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At June 30, 2018
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$33,750,000
Interest rate caps	1	$15,000,000	$15,000,000

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. The Company uses foreign currency derivatives including cross-currency interest rate swaps to manage its exposure to fluctuations in the USD-EUR exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for fixed rate interest receipts both of which will occur at the USD-EUR forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified as a decrease to interest expense.

As of June 30, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €39,415,870 as of June 30, 2018)	(amortizing to $45,750,000 as of June 30, 2018)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2018 and December 31, 2017.

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets/Accrued liabilities	$161,659	$243	$—	$(71,915)
Interest rate products	Other assets	225,848	84,058	—	—
Cross currency contract	Prepaid expenses and other current assets	709,716	655,305	—	—
Cross currency contract	Long-term derivative liability	—	—	(2,126,536)	(2,995,657)
Total derivatives designated as hedging instruments		$1,097,223	$739,606	$(2,126,536)	$(3,067,572)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$95,236	$—	$363,785	$—
Cross currency contract	2,597,045	—	1,149,474	—
Total	$2,692,281	$—	$1,513,259	$—

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$17,297	$—	$(20,982)	$—
Interest expense	218,805	—	438,305	—
Gain (loss) on foreign currency transactions	2,428,813	—	1,145,146	—
Total	$2,664,915	$—	$1,562,469	$—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(671,294)	$4,216	$(1,278,980)	$107,259
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$236,103	$2,428,813	$417,324	$1,145,146
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2017		2017
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(175,254)	$(9,229)	$(177,586)	$(11,429)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—

As of June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.4 million. As of June 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of credit-risk related provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $1.4 million.

Note 12— Revenue

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	ASC 606	ASC 605	Effect of Change	ASC 606	ASC 605	Effect of Change
Income Statement
Revenues	$42,801,745	$42,800,163	$1,582	$80,439,538	$80,439,039	$499

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017(1)		2018		2017(1)
	$	%	$	%	$	%	$	%
User pay revenue	$25,570,553	59.7%	$8,144,890	26.0%	$47,976,083	59.6%	$9,760,165	19.0%
Advertising	17,231,192	40.3%	23,184,578	74.0%	32,463,455	40.4%	41,628,100	81.0%
Total revenue	$42,801,745	100.0%	$31,329,468	100.0%	$80,439,538	100.0%	$51,388,265	100.0%
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold, Diamonds and Icebreakers. Users purchase these products to exchange for the Company’s virtual products. These products allow users to engage with other users on the applications and in live video, and put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the Credits, Points, Gold, Diamonds or Icebreakers but have a limited right to use the Credits, Points, Gold, Diamonds or Icebreakers on virtual products offered for sale on the Company’s platforms. Credits may be gifted to other user accounts in the form of Diamonds, and Diamonds may be redeemed for cash. Except for Diamonds, the Company’s in-app products are not transferable, cannot be sold or exchanged outside of the Company’s platforms, are not redeemable for any sum of money, and can only be used on the Company’s platforms. In-app products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the Credits, Points, Gold, Diamonds or Icebreakers are used by the customer; or (ii) the Company determines the likelihood of the Credits, Points, Gold, Diamonds or Icebreakers being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed Credits, Points, Gold, Diamonds or Icebreakers to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the Credits, Points, Gold and Icebreakers are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income. Breakage recognized during the six months ended June 30, 2018 and 2017 was $1.6 million and $0.7 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription based products, the Company recognizes revenue over the term of the subscription.

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

The Company also recognizes revenue from cross-platform/social theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/social theater contracts, the consideration promised is fixed per ad campaign and term, and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand (“CPM”) rates and number of impressions served due to traffic volume and the specific ad campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. As such, the Company recognizes all actual advertising revenues from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period.

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

Deferred Revenue

The Company records deferred revenue when the consideration for a good or service is received in advance of its performing the obligation. The deferred revenue balance for the six months ended June 30, 2018 increased $46.2 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $45.5 million revenue recognized from the deferred revenue balance as of December 31, 2017 due to performance obligations satisfied during the six months ended June 30, 2018.

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

Note 13— Subsequent Events

On July 27, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. Subsequently, the Company made a one-time principal payment of approximately $4.3 million.

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

We launched live video monetization on two of our apps in 2017 and have seen strong early interest from our users, including increasing engagement and revenue. We also added two additional apps to The Meet Group portfolio. On April 3, 2017, we completed our acquisition of Ifwe Inc. (“if(we)”), a leading global mobile network for meeting new people, and on October 19, 2017, we completed our acquisition of Lovoo GmbH (“Lovoo”), a leading dating app provider in Germany. We believe these acquisitions, in addition to our acquisition of Skout, Inc. (“Skout”) on October 3, 2016, provide significant scale for the future global growth of our social entertainment platform, and we are hard at work today integrating our video technology into our two newest apps.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc., and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Chinese dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended June 30, 2018 and 2017, the total MAUs were approximately 15.94 million and 13.87 million, respectively, and total DAUs were approximately 4.75 million and 3.43 million, respectively.

	Monthly Average for the Quarter Ended
	June 30,
	2018	2017
MAU	15,935,099	13,869,145

	For the Quarter Ended
	June 30,
	2018	2017
DAU	4,747,788	3,432,355

Second Quarter of 2018 Highlights

•	Total revenue was $42.8 million for the second quarter of 2018, up 36.6% from $31.3 million in the second quarter of 2017.

•
Net loss for the second quarter of 2018 was $0.2 million. Adjusted EBITDA was $7.6 million for the second quarter of 2018. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $20.9 million at June 30, 2018.

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

In the quarter ended June 30, 2018, the Company averaged 13.65 million mobile MAUs and 15.94 million total MAUs, compared to 10.67 million mobile MAUs and 13.87 million total MAUs in the quarter ended June 30, 2017, a net increase of 2.98 million or 28% for mobile MAUs and a net increase of 2.07 million or 15% for total MAUs. Mobile DAUs were 4.13 million for the quarter ended June 30, 2018, a 53% increase from 2.70 million in the quarter ended June 30, 2017. For the quarter ended June 30, 2018, the Company averaged 4.75 million total DAUs, compared to 3.43 million total DAUs for the quarter ended June 30, 2017, a net increase of approximately 1.32 million total DAUs, or 38%.

In the quarter ended June 30, 2018, the Company earned an average of $1.67 ARPU on the web and $2.61 ARPU on our mobile applications, compared to $1.45 ARPU on the web and $2.19 in mobile ARPU for the quarter ended June 30, 2017. In the quarter ended June 30, 2018, the Company earned an average of $0.092 in web ARPDAU and $0.095 in mobile ARPDAU, compared to $0.086 in web ARPDAU and $0.095 in mobile ARPDAU for the quarter ended June 30, 2017.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (“CPM”) could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected out revenue. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 16, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2018, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table sets forth our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		Change From Prior Year
	2018	2017	($)%
Revenues	$42,801,745	$31,329,468	$11,472,277	36.6%
Operating costs and expenses:
Sales and marketing	7,753,486	4,599,842	3,153,644	68.6%
Product development and content	24,411,288	16,526,905	7,884,383	47.7%
General and administrative	5,154,103	5,160,799	(6,696)	(0.1)%
Depreciation and amortization	3,505,180	2,965,175	540,005	18.2%
Acquisition and restructuring costs	1,036,602	3,769,425	(2,732,823)	(72.5)%
Total operating costs and expenses	41,860,659	33,022,146	8,838,513	26.8%
Income (loss) from operations	941,086	(1,692,678)	2,633,764	155.6%
Other income (expense):
Interest income	2,742	1,400	1,342	95.9%
Interest expense	(671,294)	(175,254)	(496,040)	(283.0)%
Gain (loss) on foreign currency adjustment	4,216	(9,229)	13,445	145.7%
Other	28,571	—	28,571	100.0%
Total other expense	(635,765)	(183,083)	(452,682)	(247.3)%
Income (loss) before income tax benefit (expense)	305,321	(1,875,761)	2,181,082	116.3%
Income tax benefit (expense)	(540,593)	2,732,356	(3,272,949)	(119.8)%
Net income (loss)	$(235,272)	$856,595	$(1,091,867)	(127.5)%

Revenues

Our revenues were approximately $42.8 million for the three months ended June 30, 2018, an increase of $11.5 million or 36.6% compared to $31.3 million for the three months ended June 30, 2017. The following table presents our revenues disaggregated by revenue source for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
User pay revenue	$25,570,553	59.7%	$8,144,890	26.0%
Advertising	17,231,192	40.3%	23,184,578	74.0%
Total revenue	$42,801,745	100.0%	$31,329,468	100.0%

The increase in revenue is attributable to a $17.4 million increase in user pay revenue, partially offset by a $6.0 million decrease in advertising revenue. The increase in user pay revenue is attributed to increased adoption of MeetMe Live and Skout Live. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $3.2 million, or 68.6%, to $7.8 million for the three months ended June 30, 2018 from $4.6 million for the three months ended June 30, 2017. The net increase in sales and marketing expenses, including the Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $2.8 million and increased employee expenses of approximately $0.4 million. The increase in employee expenses is primarily due to the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $7.9 million, or 47.7%, to $24.4 million for the three months ended June 30, 2018 from $16.5 million for the three months ended June 30, 2017. The net increase in product development and content expense, including the Lovoo product development related expense, is attributable to an increase in mobile content of $7.5 million attributable to increased adoption of MeetMe Live and Skout Live, professional fees of $0.9 million and data center and technical operations of $0.4 million. The increase in expenses is partially offset by a decreases in employee related expenses of $0.8 million and stock-based compensation of $0.3 million.

General and Administrative: General and administrative expenses were approximately $5.2 million for each of the three months ended June 30, 2018 and 2017. The increase in general and administrative expense as a result of the Lovoo Acquisition were offset by a decrease in office related expenses due to the closing of our office in San Francisco, CA.

Depreciation and Amortization Expense: Depreciation and amortization expense was $3.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Lovoo Acquisition.

Acquisition and Restructuring Costs: Acquisition and restructuring costs were approximately $1.0 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively. Acquisition and restructuring costs include the transaction costs, including legal and diligence costs for acquisitions, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. Acquisition and restructuring costs for the three months ended June 30, 2017 include transaction costs related to the if(we) Acquisition.

Comparison of Stock-Based Compensation and Income Taxes

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, decreased approximately $0.3 million to $2.1 million for the three months ended June 30, 2018 from $2.4 million for the three months ended June 30, 2017. Stock-based compensation expense represented 5.0% and 7.2% of operating expenses for the three months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was approximately $2.8 million, $11.2 million and $1.7 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.7 years, 2.2 years and 2.8 years relating to stock options, RSAs and PSUs, respectively.

	Three Months Ended June 30,		Change from Prior Year
	2018	2017	($)
Sales and marketing	$112,222	$101,035	$11,187
Product development and content	1,161,863	1,428,743	(266,880)
General and administrative	816,785	838,414	(21,629)
Total stock-based compensation expense	$2,090,870	$2,368,192	$(277,322)

Income Tax Benefit (Expense)

We recorded a net income tax expense of approximately $0.5 million and a net income tax benefit of approximately $2.7 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate from operations for the three months ended June 30, 2018 was lower than the effective tax rate for the three months ended June 30, 2017 due to permanent differences, a reduction in the U.S. corporate tax rate from 35% to 21% and the Lovoo Acquisition. The net income tax expense recorded during the three months ended June 30, 2018 is primarily related a decrease in the AETR in the three months ended June 30, 2018 and discrete tax expense related to a shortfall on stock-based compensation.

Comparison of the six months ended June 30, 2018 and 2017

The following table sets forth our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		Change From Prior Year
	2018	2017	($)%
Revenues	$80,439,538	$51,388,265	$29,051,273	56.5%
Operating costs and expenses:
Sales and marketing	14,801,479	9,705,350	5,096,129	52.5%
Product development and content	46,512,825	24,984,399	21,528,426	86.2%
General and administrative	10,623,281	8,023,226	2,600,055	32.4%
Depreciation and amortization	7,134,783	4,650,014	2,484,769	53.4%
Acquisition and restructuring	4,386,553	5,269,854	(883,301)	(16.8)%
Total operating costs and expenses	83,458,921	52,632,843	30,826,078	58.6%
Income (loss) from operations	(3,019,383)	(1,244,578)	(1,774,805)	(142.6)%
Other income (expense):
Interest income	9,950	3,970	5,980	150.6%
Interest expense	(1,278,980)	(177,586)	(1,101,394)	(620.2)%
Gain (loss) on foreign currency transactions	107,259	(11,429)	118,688	1,038.5%
Other	21,627	—	21,627	100.0%
Total other expense	(1,140,144)	(185,045)	(955,099)	(516.1)%
Income (loss) before income tax benefit	(4,159,527)	(1,429,623)	(2,729,904)	(191.0)%
Income tax benefit (expense)	(288,406)	2,732,064	(3,020,470)	(110.6)%
Net income (loss)	$(4,447,933)	$1,302,441	$(5,750,374)	(441.5)%

Revenues

Our revenues were approximately $80.4 million for the six months ended June 30, 2018, an increase of $29.1 million or 56.5% compared to $51.4 million for the six months ended June 30, 2017. The following table presents our revenues disaggregated by revenue source for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	$	%	$	%
User pay revenue	$47,976,083	59.6%	$9,760,165	19.0%
Advertising	32,463,455	40.4%	41,628,100	81.0%
Total revenue	$80,439,538	100.0%	$51,388,265	100.0%

The increase in revenue is attributable to a $38.2 million increase in user pay revenue, partially offset by a $9.2 million decrease in advertising revenue. The increase in revenue is primarily attributable to the if(we) Acquisition and the Lovoo Acquisition, both occurring subsequent to the first quarter of 2017. The increase in user pay revenue is attributed to increased adoption of MeetMe Live and Skout Live. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $5.1 million, or 52.5%, to $14.8 million for the six months ended June 30, 2018 from $9.7 million for the six months ended June 30, 2017. The net increase in sales and marketing expenses, including if(we) and Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $4.1 million and increased employee expenses of approximately $1.0 million. The increase in employee expenses is primarily due to the if(we) Acquisition and the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $21.5 million, or 86.2%, to $46.5 million for the six months ended June 30, 2018 from $25.0 million for the six months ended June 30, 2017. The net increase in product development and content expense, including if(we) and Lovoo product development related expenses, is attributable to increases in mobile content costs of $13.7 million, employee expenses of $3.0 million, data center and technical operations of $2.3 million, professional fees of $0.9 million, safety and moderation expenses of $0.5 million and stock-based compensation of $0.3 million. The increase in employee expenses, data center and technical operations and stock-based compensation costs are attributable to the if(we) Acquisition and Lovoo Acquisition. The increase in mobile content costs is due to the if(we) Acquisition and the Lovoo Acquisition as well as the increased adoption of MeetMe Live and Skout Live.

General and Administrative: General and administrative expenses increased $2.6 million or 32.4%, to $10.6 million for the six months ended June 30, 2018 from $8.0 million for the six months ended June 30, 2017. The net increase in general and administrative expense, including if(we) and Lovoo general and administrative related expenses, is primarily due to increases in employee expenses of $0.8 million, stock-based compensation of $0.4 million, professional fees of $0.4 million, bad debt expense of $0.3 million and non-income taxes of $0.2 million. These increases are attributable primarily to the if(we) Acquisition and the Lovoo Acquisition.

Depreciation and Amortization: Depreciation and amortization expenses increased $2.5 million or 53.4%, to $7.1 million for the six months ended June 30, 2018 from $4.7 million for the six months ended June 30, 2017. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition.

Acquisition and Restructuring: Acquisition and restructuring expenses decreased $0.9 million or 16.8%, to $4.4 million for the six months ended June 30, 2018 from $5.3 million for the six months ended June 30, 2017. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. Acquisition and restructuring costs for the six months ended June 30, 2017 include transaction costs related to the if(we) Acquisition and the Lovoo Acquisition.

Comparison of Stock-Based Compensation and Income Taxes

Stock Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $0.8 million to $4.3 million for the six months ended June 30, 2018 from $3.5 million for the six months ended June 30, 2017. Stock-based compensation expense represented 5.1% and 6.7% of operating expenses for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was approximately $2.8 million, $11.2 million and $1.7 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.7 years, 2.2 years and 2.8 years relating to stock options, RSAs and PSUs, respectively.

	Six Months Ended June 30,		Change from Prior Year
	2018	2017	($)
Sales and marketing	$230,769	$202,304	$28,465
Product development and content	2,275,930	1,930,043	345,887
General and administrative	1,753,096	1,370,003	383,093
Total stock-based compensation expense	$4,259,795	$3,502,350	$757,445

Income Tax Benefit (Expense)

Income tax benefit was $0.3 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, our AETR from operations is 1.0%, compared to 41.1% for the six months ended June 30, 2017. The difference between our effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany. The difference in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is a result of permanent differences as well as the change in the federal tax rate from 35% to 21% and the inclusion of Lovoo.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$9,598,418	$16,662,265
Net cash used in investing activities	(256,391)	(66,397,918)
Net cash (used in) provided by financing activities	(12,715,747)	60,647,858
	$(3,373,720)	$10,912,205

Net cash provided by operations was approximately $9.6 million for the six months ended June 30, 2018 compared to approximately $16.7 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, net cash provided by operations consisted primarily of net loss of approximately $4.4 million adjusted for certain non-cash expenses of approximately $7.1 million of depreciation and amortization expense, $4.3 million related to stock-based compensation expense and $0.3 million of bad debt expense, offset by approximately $0.4 million of deferred taxes. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $2.1 million resulting from collections, increases of $2.3 million in accounts payable and increases of $0.7 million in deferred revenue, offset by an increase of $2.4 million in prepaid expenses, other current assets and other assets.

Net cash used in investing activities in the six months ended June 30, 2018 was primarily due to approximately $0.3 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities in the six months ended June 30, 2018 of approximately $12.7 million was due to $7.5 million payments of debt, a $5.0 million payment of contingent consideration (see Note 2— Acquisitions for further details), $0.3 million of payments for restricted stock awards withheld for taxes and $0.1 million of capital lease payments, partially offset by $0.2 million of proceeds from the exercise of stock options.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$20,922,457	$24,158,444
Total assets	$263,739,373	$275,344,771
Percentage of total assets	7.9%	8.8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2018, we had positive working capital of approximately $6.7 million.

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

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, we entered into an Amended and Restated Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as the Agent, amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides a New Revolving Credit Facility for $20.0 million and a New Term Loan Facility of $60.0 million. On October 18, 2017, the we drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of June 30, 2018.

We intend to use the proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At the Company’s election, loans made under the New Credit Facilities will bear interest at either (i) Base Rate plus an applicable margin or (ii) LIBO Rate plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s Guarantors will guarantee the obligations of the Company and its subsidiaries under the New Credit Facilities. The obligations of the Company and its subsidiaries under the New Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents. On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. See Note 6— Long-Term Debt for details on an amendment to the Amended and Restated Credit Agreement.

As of June 30, 2018, we had an outstanding balance of $48.8 million on our New Term Loan Facility. The weighted average interest rate at June 30, 2018 was 5.26%. Remaining unamortized fees and direct costs incurred for our Credit Facilities were $0.4 million. As of June 30, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

We did not enter into any new capital lease agreements for the six months ended June 30, 2018. As of June 30, 2018, capital leases that were previously assumed in connection with the Lovoo Acquisition had approximately $0.3 million in principal amount of capital lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of approximately $1.1 million for the remainder of 2018, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
ADJUSTED EBITDA	2018	2017	2018	2017
Net income (loss)	$(235,272)	$856,595	$(4,447,933)	$1,302,441
Interest expense	671,294	175,254	1,278,980	177,586
Income tax (benefit) expense	540,593	(2,732,356)	288,406	(2,732,064)
Depreciation and amortization	3,505,180	2,965,175	7,134,783	4,650,014
Stock-based compensation expense	2,090,870	2,368,192	4,259,795	3,502,350
Acquisition and restructuring	1,036,602	3,769,425	4,386,553	5,269,854
(Gain) loss on foreign currency transactions	(4,216)	9,229	(107,259)	11,429
ADJUSTED EBITDA	$7,605,051	$7,411,514	$12,793,325	$12,181,610

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2018 was held in insured depository accounts, of which $15.5 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. EXHIBITS

Filed or Furnished Herewith
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number

10.1	Form of Employee Performance Share Award Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

August 2, 2018	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

August 2, 2018	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer)