Form 10-Q
period 2018-09-30
Meet Group, Inc.
filed 2018-11-08
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of November 5, 2018
Common Stock, $0.001 par value per share	73,941,427	shares

THE MEET GROUP, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2018 and 2017	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,822,387	$24,158,444
Accounts receivable, net of allowance of $555,402 and $527,958 at September 30, 2018 and December 31, 2017, respectively	24,575,376	26,443,675
Prepaid expenses and other current assets	5,081,053	3,245,174
Total current assets	51,478,816	53,847,293
Restricted cash	500,000	894,551
Goodwill	148,863,242	150,694,135
Property and equipment, net	3,253,213	4,524,118
Intangible assets, net	39,345,358	48,719,428
Deferred taxes	16,379,363	15,521,214
Other assets	1,972,799	1,144,032
Total assets	$261,792,791	$275,344,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,054,937	$6,277,846
Accrued liabilities	19,146,585	19,866,438
Current portion of long-term debt	15,000,000	15,000,000
Current portion of capital lease obligations	152,131	254,399
Deferred revenue	4,820,137	4,433,450
Total current liabilities	45,173,790	45,832,133
Long-term capital lease obligations, less current portion, net	74,408	192,137
Long-term debt, less current portion, net	25,338,637	40,637,106
Long-term derivative liability	1,822,202	2,995,657
Other liabilities	114,627	147,178
Total liabilities	72,523,664	89,804,211
Commitments and contingencies (see Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 73,534,370 and 71,915,018 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	73,534	71,918
Additional paid-in capital	415,572,623	408,029,068
Accumulated deficit	(224,569,415)	(221,435,888)
Accumulated other comprehensive loss	(1,807,615)	(1,124,538)
Total stockholders’ equity	189,269,127	185,540,560
Total liabilities and stockholders’ equity	$261,792,791	$275,344,771

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$45,716,053	$32,246,472	$126,155,591	$83,634,737
Operating costs and expenses:
Sales and marketing	8,753,156	4,600,148	23,554,635	14,305,498
Product development and content	26,134,682	16,021,977	72,647,507	41,006,376
General and administrative	4,938,844	5,021,739	15,562,125	13,044,965
Depreciation and amortization	3,423,929	2,969,570	10,558,712	7,619,584
Acquisition and restructuring	416,141	3,378,838	4,802,694	8,648,692
Total operating costs and expenses	43,666,752	31,992,272	127,125,673	84,625,115
Income (loss) from operations	2,049,301	254,200	(970,082)	(990,378)
Other income (expense):
Interest income	3,823	1,374	13,773	5,344
Interest expense	(559,345)	(244,361)	(1,838,325)	(421,947)
Gain (loss) on foreign currency transactions	(6,229)	9,357	101,030	(2,072)
Other	6,527	—	28,154	—
Total other expense	(555,224)	(233,630)	(1,695,368)	(418,675)
Income (loss) before income tax benefit (expense)	1,494,077	20,570	(2,665,450)	(1,409,053)
Income tax benefit (expense)	(196,146)	2,202,152	(484,552)	4,934,216
Net income (loss)	$1,297,931	$2,222,722	$(3,150,002)	$3,525,163

Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$0.02	$0.03	$(0.04)	$0.05
Diluted net income (loss) per common stockholder	$0.02	$0.03	$(0.04)	$0.05

Weighted average shares outstanding:
Basic	73,362,467	71,800,274	72,704,205	67,711,324
Diluted	79,365,576	76,078,563	72,704,205	72,425,863

Comprehensive income (loss):
Net income (loss)	$1,297,931	$2,222,722	$(3,150,002)	$3,525,163
Other comprehensive income (loss):
Reclassification of gains on derivative financial instruments, net of tax benefit of $175,545, $—, $684,236 and $—	(400,745)	—	(1,454,523)	—
Unrealized gains on derivative financial instruments, net of tax expense of $170,715, $—, $586,918 and $—	386,200	—	1,483,256	—
Foreign currency translation adjustment	(127,725)	—	(711,810)	—
Other comprehensive income (loss)	(142,270)	—	(683,077)	—
Comprehensive income (loss)	$1,155,661	$2,222,722	$(3,833,079)	$3,525,163

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED) AND
THE YEAR ENDED DECEMBER 31, 2017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2016	58,945,607	$58,949	$351,873,801	$(156,844,161)	$—	$195,088,589
Vesting of stock options for compensation	—	—	8,467,278	—	—	8,467,278
Exercise of stock options	2,080,648	2,081	2,814,654	—	—	2,816,735
Exercise of warrants	675,000	675	2,395,575	—	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	—	42,995,371
Issuance of common stock for vested RSAs	1,013,763	1,013	(1,013)	—	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	—	(507,398)
Other comprehensive income (loss)	—	—	—	—	(1,124,538)	(1,124,538)
Net income (loss)	—	—	—	(64,591,727)	—	(64,591,727)
Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of ASC Topic 606 (Note 1)	—	—	—	16,475	—	16,475
Vesting of stock options for compensation	—	—	7,026,991	—	—	7,026,991
Exercise of stock options	366,963	364	823,943	—	—	824,307
Issuance of common stock for vested RSAs and PSUs	1,252,389	1,252	(1,252)	—	—	—
RSAs withheld to cover taxes	—	—	(306,127)	—	—	(306,127)
Other comprehensive income (loss)	—	—	—	—	(683,077)	(683,077)
Net income (loss)	—	—	—	(3,150,002)	—	(3,150,002)
Balance-September 30, 2018	73,534,370	$73,534	$415,572,623	$(224,569,415)	$(1,807,615)	$189,269,127

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,150,002)	$3,525,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,558,712	7,619,584
Stock-based compensation expense	7,026,991	5,802,046
Deferred taxes	(694,951)	(5,383,583)
(Gain) loss on foreign currency transactions	(101,030)	2,072
Bad debt expense	408,998	168,000
Amortization of loan origination costs	261,373	142,034
Change in derivatives	(18,412)	—
Changes in operating assets and liabilities:
Accounts receivable	1,302,954	3,850,379
Prepaid expenses, other current assets and other assets	(2,326,004)	4,391,126
Accounts payable and accrued liabilities	4,414,400	2,669,471
Deferred revenue	515,743	(115,831)
Net cash provided by (used in) operating activities	18,198,772	22,670,461
Cash flows from investing activities:
Purchase of property and equipment	(404,446)	(1,055,020)
Acquisition of business, net of cash and restricted cash acquired	—	(65,802,792)
Net cash provided by (used in) investing activities	(404,446)	(66,857,812)
Cash flows from financing activities:
Proceeds from exercise of stock options	824,307	2,797,893
Proceeds from issuance of common stock	—	42,995,371
Proceeds from exercise of warrants	—	2,396,250
Payments of capital leases	(211,290)	(202,401)
Proceeds from long-term debt	—	15,000,000
Payments for restricted stock awards withheld for taxes	(306,127)	(507,398)
Payments of contingent consideration	(5,000,000)	—
Payments on long-term debt	(15,559,842)	(15,000,000)
Net cash provided by (used in) financing activities	(20,252,952)	47,479,715
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	(2,458,626)	3,292,364
Effect of foreign currency exchange rate (translation)	(271,982)	(2,072)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,730,608)	3,290,292
Cash, cash equivalents, and restricted cash at beginning of period	25,052,995	22,246,015
Cash, cash equivalents, and restricted cash at end of period	$22,322,387	$25,536,307
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,598,781	$279,913

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

We began developing our video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively in Asia. We launched video on MeetMe early in 2017, and in October of 2017 we began to monetize by enabling gifting within the video streams. At the same time, we began acquiring other properties, Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018, and Lovoo in the third quarter of 2018. During that time we continued to add features and enhancements to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active global user base, and sophisticated data science for highly effective hyper-targeting. We work with our advertisers and advertising networks to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

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

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere – not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met – a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships – even marriages.

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

As part of the Lovoo Acquisition the Company amended and restated its term loan and revolving credit facility. The Company carries a term loan facility with an outstanding balance at September 30, 2018 and December 31, 2017 of $40.7 million and $56.3 million, respectively. The outstanding balance as of September 30, 2018 and December 31, 2017 approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 6— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance as of September 30, 2018 and December 31, 2017 approximates fair value due to the relatively short maturities associated with these capital leases.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, calculated under the treasury stock method for options, unvested restricted stock awards (“RSAs”), unvested in-the-money performance share units (“PSUs”) and warrants using the average market prices during the period.

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$1,297,931	$2,222,722	$(3,150,002)	$3,525,163

Denominator:
Weighted-average shares outstanding— basic	73,362,467	71,800,274	72,704,205	67,711,324
Effect of dilutive securities	6,003,109	4,278,289	—	4,714,539
Weighted-average shares outstanding— diluted	79,365,576	76,078,563	72,704,205	72,425,863

Basic income (loss) per share	$0.02	$0.03	$(0.04)	$0.05
Diluted income (loss) per share	$0.02	$0.03	$(0.04)	$0.05

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	3,632,484	4,579,555	4,833,809	4,143,305
Unvested RSAs	—	—	3,782,184	—
Unvested PSUs	—	—	1,019,600	—
Total	3,632,484	4,579,555	9,635,593	4,143,305

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents, including restricted cash or money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the nine months ended September 30, 2018 and 2017, two customers, both of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised approximately 48% and 31% of total revenues, respectively. Two and five customers, which were advertising aggregators and customer payment processors, comprised approximately 36% and 61% of accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations, however, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842). ASU 2018-11 adds an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption. Management is still evaluating disclosure requirements under the new standard and will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact current conclusions. The Company has engaged a third-party to assist in the assessment and implementation of this standard. They have begun assessing the impact that these standards will have on our financial position and results of operations. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems by the end of 2018.

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

Note 2— Acquisitions

Lovoo

On October 19, 2017, the Company acquired from Bawogo Ventures GmbH & Co. KG, a limited partnership organized under the laws of Germany, all of the outstanding shares of Lovoo, a limited liability company incorporated under the laws of Germany (the “Lovoo Acquisition”), for total consideration of $86.1 million, including working capital. The Company does not expect goodwill to be deductible for tax purposes.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2018 and December 31, 2017 were classified as Level 2 of the fair value hierarchy. See Note 11— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Assets
Money market	$1,389,424	$—	$—	$1,389,424
Restricted cash	500,000	—	—	500,000
Derivative asset	—	1,119,124	—	1,119,124
Total assets	$1,889,424	$1,119,124	$—	$3,008,548
Liabilities
Derivative liability	$—	$1,822,202	$—	$1,822,202
Total liabilities	$—	$1,822,202	$—	$1,822,202
December 31, 2017
Assets
Money market	$1,390,714	$—	$—	$1,390,714
Restricted cash	894,551	—	—	894,551
Derivative asset	—	739,606	—	739,606
Total assets	$2,285,265	$739,606	$—	$3,024,871
Liabilities
Contingent consideration	$—	$—	$5,000,000	$5,000,000
Derivative liability	—	3,067,572	—	3,067,572
Total liabilities	$—	$3,067,572	$5,000,000	$8,067,572

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2017	$5,000,000
Payments	(5,000,000)
Balance as of September 30, 2018	$—

The contingent consideration is recorded in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2017. The contingent consideration liability was paid in April 2018.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Note 4— Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,798,726	$(12,388,887)	$22,409,839
Customer relationships	13,948,691	(6,446,236)	7,502,455
Software	18,740,029	(9,306,965)	9,433,064
Total	$67,487,446	$(28,142,088)	$39,345,358

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,204,638	$(8,952,725)	$26,251,913
Customer relationships	14,067,457	(3,677,895)	10,389,562
Software	18,784,755	(6,706,802)	12,077,953
Total	$68,056,850	$(19,337,422)	$48,719,428

Amortization expense was approximately $2.9 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $8.9 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2018	$2,616,579
2019	9,518,693
2020	7,568,751
2021	6,554,568
2022	3,965,294
Thereafter	9,121,473
Total	$39,345,358

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

September 30, 2018
Balance at December 31, 2017	$150,694,135
Foreign currency translation adjustments	(1,830,893)
Balance at September 30, 2018	$148,863,242

Note 5— Property and Equipment

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017
Servers, computer equipment and software	$14,364,471	$14,044,505
Office furniture and equipment	559,431	521,233
Leasehold improvements	667,787	663,356
	15,591,689	15,229,094
Less accumulated depreciation	(12,338,476)	(10,704,976)
Property and equipment - net	$3,253,213	$4,524,118

Property and equipment depreciation expense was approximately $0.5 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million for each of the nine months ended September 30, 2018 and 2017, respectively.

Note 6— Long-Term Debt

Credit Facilities

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “New Term Loan Facility,” and together with the “New Revolving Credit Facility”, the “New Credit Facilities”). On October 18, 2017, the Company drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of September 30, 2018. On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. The Company made a one-time principal payment of approximately $4.3 million in the third quarter of 2018.

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

The New Term Loan Facility consisted of the following:

	September 30, 2018	December 31, 2017
Principal	$40,690,158	$56,250,000
Less: Debt discount, net	(351,521)	(612,894)
Net carrying amount	$40,338,637	$55,637,106
Less: current portion	15,000,000	15,000,000
Long-term debt, net	$25,338,637	$40,637,106

The weighted average interest rate at September 30, 2018 was 5.47%. As of September 30, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

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

Note 7— Commitments and Contingencies

Capital Leases

The Company leases certain fixed assets under capital leases that expire at various times through 2021. The capital leases are for the Company’s data centers, printers and other furniture in the Company’s German offices. Principal and interest are payable monthly at interest rates ranging from 3.9% to 7.8% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements during the nine months ended September 30, 2018.

Operating Leases

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire through 2022. The Company also leases operating facilities in Germany under certain noncancelable operating leases that expire through 2020. These leases are renewable at the Company’s option. Lovoo also stores a majority of its user and business data in the Google Cloud Platform under a noncancelable minimum commitment agreement that expires through 2023.

A summary of minimum future rental payments required under capital and operating leases as of September 30, 2018 are as follows:

For the Years Ending December 31,	Capital Leases	Operating Leases	Cloud Data Storage
Remaining in 2018	$43,782	$654,307	$31,583
2019	147,184	1,408,337	478,506
2020	39,387	967,326	682,329
2021	4,871	612,619	1,014,517
2022	—	283,302	1,115,969
Thereafter	—	—	1,227,566
Total minimum lease payments	$235,224	$3,925,891	$4,550,470
Less: amount representing interest	8,685
Total present value of minimum payments	226,539
Less: current portion of capital lease obligations	152,131
Long-term capital lease obligations	$74,408

Rent expense for the operating leases was approximately $0.9 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

New Term Loan Facility

A summary of minimum future principal payments under our New Term Loan Facility as of September 30, 2018 are as follows:

For the Years Ending December 31,	New Term Loan Facility(1)
Remaining in 2018	$3,750,000
2019	15,000,000
2020	21,940,158
Total minimum loan payments	$40,690,158

(1)
Interest rates on the New Term Loan Facility are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $30.0 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the September 30, 2018 level, we would receive interest payments of $0.02 million in 2018, $0.05 million in 2019 and $0.01 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap.

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

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

As of September 30, 2018 and December 31, 2017 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 1,252,389 and 1,013,763 related to RSAs and PSUs during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company issued shares of common stock of 366,963 and 2,080,648 related to stock option exercises during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company issued shares of common stock of 675,000 related to the exercise of warrants in the year ended December 31, 2017.

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

The Company began granting RSAs to its employees in April 2013. The cost of the RSAs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense for RSAs is amortized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of one year and the remaining vesting annually thereafter.

The Company began granting PSUs to certain employees in April 2018. PSUs are based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning three years from the grant date of the PSU. PSU awards will vest at the end of the performance period and will be paid immediately in shares of common stock. PSU awards are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$592,979	$123,549	$823,748	$325,853
Product development and content	1,232,823	1,182,802	3,508,753	3,112,845
General and administrative	941,394	993,345	2,694,490	2,363,348
Total stock-based compensation expense	$2,767,196	$2,299,696	$7,026,991	$5,802,046

As of September 30, 2018, there was approximately $2.2 million, $11.0 million and $1.6 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.4 years, 2.1 years and 2.6 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including approximately 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire, or are forfeited after April 9, 2018 and any restricted stock awards that either terminate, expire, or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of September 30, 2018, there were approximately 6.7 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Plan

A summary of RSA activity under the 2018 Plan during the nine months ended September 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	1,658,201	4.18
Vested	—	—
Forfeited or expired	(20,800)	4.17
Outstanding and unvested at September 30, 2018	1,637,401	$4.18

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2018 Plan of approximately $0.7 million and $0.8 million for the three and nine months ended September 30, 2018, respectively.

Performance Share Awards Under 2018 Omnibus Incentive Plan

The Company granted 60,000 PSUs under the 2018 Plan during the nine months ended September 30, 2018 based on a relative TSR metric over a performance period spanning three years from the grant date of the PSU. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control.

PSU share payouts range from a threshold of 0% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The estimated fair value of the PSU awards at the date of grant was $0.3 million. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of PSU awards under the 2018 Plan during the nine months ended September 30, 2018 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	60,000	4.65
Vested	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2018	60,000	$4.65

The Company recorded stock-based compensation expense related to PSUs under the 2018 Plan of approximately $0.02 million for each of the three and nine months ended September 30, 2018.

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

A summary of stock option activity under the 2012 Plan during the nine months ended September 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,724,892	$3.07
Granted	—	—
Exercised	(365,463)	2.24
Forfeited or expired	(105,867)	3.52
Outstanding at September 30, 2018	3,253,562	$3.15	7.0	$5,985,240
Exercisable at September 30, 2018	2,592,313	$2.86	6.7	$5,514,914

The total intrinsic values of options exercised under the 2012 Plan were $0.6 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively. The Company recorded stock-based compensation expense related to options under the 2012 Plan of approximately $0.5 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	—%	1.89%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	83%

Restricted Stock Awards Under 2012 Omnibus Incentive Plan

A summary of RSA activity under the 2012 Plan during the nine months ended September 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	2,292,308	$3.77
Granted	449,500	2.17
Vested	(1,019,675)	3.73
Forfeited or expired	(222,850)	2.98
Outstanding and unvested at September 30, 2018	1,499,283	$3.43

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2012 Plan of approximately $0.9 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Performance Share Awards Under 2012 Omnibus Incentive Plan

The Company granted 615,500 PSUs under the 2012 Plan during the nine months ended September 30, 2018 based on a relative TSR metric over a performance period spanning three years from the grant date of the PSU. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date except in the event of an involuntary termination, death, disability or change in control.

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

A summary of PSU awards under the 2012 Plan during the nine months ended September 30, 2018 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	615,500	2.94
Vested	(65,500)	2.94
Forfeited or expired	—	—
Outstanding at September 30, 2018	550,000	$2.94

The Company recorded stock-based compensation expense related to PSUs under the 2012 Plan of approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

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

A summary of stock option activity under the 2006 Stock Plan during the nine months ended September 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,194,081	$4.08
Granted	—	—
Exercised	(1,500)	4.24
Forfeited or expired	(98,170)	4.98
Outstanding at September 30, 2018	1,094,411	$3.99	3.0	$1,066,176
Exercisable at September 30, 2018	1,050,232	$4.01	3.1	$1,010,952

The total intrinsic values of options exercised under the 2006 Stock Plan were $0.001 million and $6.3 million during the nine months ended September 30, 2018 and 2017, respectively.

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

Options Under The 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan during the nine months ended September 30, 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	734,168	$5.18
Granted	—	—
Exercised	—	—
Forfeited or expired	(248,332)	5.16
Outstanding at September 30, 2018	485,836	$5.19	8.3	$40,134
Exercisable at September 30, 2018	272,502	$5.27	8.3	$20,134

The Company recorded stock-based compensation expense related to options under the 2016 Stock Plan of approximately $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	—%	1.89%
Expected term (in years)	0	6.0
Expected dividend yield	—	—
Expected volatility	—%	84%

Restricted Stock Awards Under The 2016 Stock Plan

A summary of RSA activity under the 2016 Stock Plan during the nine months ended September 30, 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	1,242,250	$4.62
Granted	—	—
Vested	(240,540)	5.36
Forfeited or expired	(356,210)	5.14
Outstanding and unvested at September 30, 2018	645,500	$4.06

Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2016 Stock Plan of approximately $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017 and $0.9 million for each of the nine months ended September 30, 2018 and 2017.

Note 9— Warrant Transactions

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock, which were subsequently modified on February 19, 2010. In March, April and May 2017, F. Stephen Allen exercised his remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock. In June 2017, OTA LLC exercised its remaining 250,000 warrants with an exercise price of $3.55 resulting in the Company issuing 250,000 shares of common stock. As of September 30, 2018 and December 31, 2017, there were no warrants issued and outstanding.

Note 10— Income Taxes

The Company recorded a net income tax expense of approximately $0.2 million and a net income tax benefit of approximately $2.2 million for the three months ended September 30, 2018 and 2017, respectively. In the current quarter, the actual effective tax rate for the year to date period was used as the Company could not reliably estimate an estimated annual effective tax rate. The net income tax expense recorded during the three months ended September 30, 2018 is primarily related to the mix of earnings between the US and Germany and the estimated global intangible low-taxed income (“GILTI”).

The Company recorded a net income tax expense of approximately $0.5 million and a net income tax benefit of approximately $4.9 million for the nine months ended September 30, 2018 and 2017, respectively. The net income tax benefit recorded during the nine months ended September 30, 2018 is primarily related to the mix of earnings between the US and Germany, the estimated GILTI tax and discrete tax expense related to a shortfall on stock-based compensation.

For the nine months ended September 30, 2018, the Company’s effective tax rate (“AETR”) from operations is (6.0)%, compared to 115.6% for the nine months ended September 30, 2017. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany. The difference in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is a result of permanent differences as well as the change in the federal tax rate from 35% to 21% and the inclusion of Lovoo.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (“NOLs”). As of September 30, 2018 and December 31, 2017, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During the three and nine months ended September 30, 2018 and 2017, the Company had no material changes in uncertain tax positions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Act on its existing deferred tax balances. As discussed below, the Company has not completed its accounting for the tax effects of the Act as of September 30, 2018. The Company will finalize its U.S. tax return during the fourth quarter and expects to complete its accounting within the prescribed measurement period.

The one-time transition tax is based on the Company’s total post-acquisition earnings and profits (“E&P”) of its German subsidiaries in October 2017, for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability at December 31, 2017 which was considered immaterial, and has not adjusted this amount as of September 30, 2018. The Company has not yet completed its calculation of the total foreign E&P for these foreign subsidiaries. Further, the transition tax is impacted in part by the amount of those earnings held in cash and other specified assets. Accordingly, the Company’s estimate of the one-time transition tax may change when it finalizes the calculation of the foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

As of December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is expected to be 21%. A provisional tax expense of $7.7 million was recorded, and no adjustment was recorded to this estimate in during the nine months ended September 30, 2018. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances.

The GILTI provisions of the Act impose a tax on the GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. No estimate was recorded for GILTI as of December 31, 2017. The Company recorded a provision for tax expense resulting from GILTI provisions and future income subject to the GILTI provisions of approximately $0.2 million for the nine months ended September 30, 2018.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Between September 30, 2018 and September 30, 2019, the Company estimates that an additional $0.2 million will be reclassified as a decrease to interest expense.

As of September 30, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At September 30, 2018
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$30,000,000
Interest rate caps	1	$15,000,000	$10,690,158

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

As of September 30, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €38,544,321 as of September 30, 2018)	(amortizing to $44,750,000 as of September 30, 2018)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2018 and December 31, 2017.

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets/Accrued liabilities	$201,621	$243	$—	$(71,915)
Interest rate products	Other assets	201,019	84,058	—	—
Cross currency contract	Prepaid expenses and other current assets	716,484	655,305	—	—
Cross currency contract	Long-term derivative liability	—	—	(1,822,202)	(2,995,657)
Total derivatives designated as hedging instruments		$1,119,124	$739,606	$(1,822,202)	$(3,067,572)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$38,737	$—	$402,522	$—
Cross currency contract	518,178	—	1,667,652	—
Total	$556,915	$—	$2,070,174	$—

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$51,661	$—	$30,679	$—
Interest expense	216,184	—	654,489	—
Gain (loss) on foreign currency transactions	308,444	—	1,453,590	—
Total	$576,289	$—	$2,138,758	$—

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018		2018
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(559,345)	$(6,229)	$(1,838,325)	$101,030
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$237,734	$308,444	$655,058	$1,453,590
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$30,110	$—	$30,110	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017		2017
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(244,361)	$9,357	$(421,947)	$(2,072)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$—	$—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—

As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of September 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of credit-risk related provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

Note 12— Revenue

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	ASC 606	ASC 605	Effect of Change	ASC 606	ASC 605	Effect of Change
Income Statement
Revenues	$45,716,053	$45,716,448	$(395)	$126,155,591	$126,155,487	$104

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017(1)		2018		2017(1)
	$	%	$	%	$	%	$	%
User pay revenue	$28,058,843	61.4%	$8,582,700	26.6%	$76,034,926	60.3%	$18,342,865	21.9%
Advertising	17,657,210	38.6%	23,663,772	73.4%	50,120,665	39.7%	65,291,872	78.1%
Total revenue	$45,716,053	100.0%	$32,246,472	100.0%	$126,155,591	100.0%	$83,634,737	100.0%
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold and Icebreakers (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual products. The In-App Products allow users to engage with other users on the applications and in live video, and put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. Credits may be gifted to other user accounts in the form of Diamonds, and Diamonds may be redeemed for cash. Except for Diamonds, the In-App Products are not transferable, cannot be sold or exchanged outside of the Company’s platforms, are not redeemable for any sum of money, and can only be used on the Company’s platforms. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. The determination of the breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the In-App Products are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income (loss). Breakage recognized during the nine months ended September 30, 2018 and 2017 was $2.8 million and $1.0 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription based products, the Company recognizes revenue over the term of the subscription.

Under ASC 606, user pay revenue has a single performance obligation. Subscriptions provide customers with premium access to the application and include credits on MeetMe+ while In-App Product purchases are satisfied by standing ready to allow users to exchange the In-App Products for virtual products. The consideration received for these services is fixed at the time of purchase. The customer simultaneously receives and consumes the benefits of user pay features as the Company performs the services. Revenue is recorded in deferred revenue when purchased by customer and recognized as revenue over time as the performance obligation is satisfied.

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

Deferred Revenue

The Company records deferred revenue when the consideration for a good or service is received in advance of its performing the obligation. The deferred revenue balance for the nine months ended September 30, 2018 increased $71.7 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $71.0 million revenue recognized from deferred revenue due to performance obligations satisfied during the nine months ended September 30, 2018.

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

We began developing our video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively in Asia. We launched video on MeetMe early in 2017, and in October of 2017 we began to monetize by enabling gifting within the video streams. At the same time, we began acquiring other properties, Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018, and Lovoo in the third quarter of 2018. During that time we continued to add features and enhancements to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active global user base, and sophisticated data science for highly effective hyper-targeting. We work with our advertisers and advertising networks to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

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

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere – not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18-34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met – a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships – even marriages.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended September 30, 2018 and 2017, the total MAUs were approximately 17.05 million and 13.21 million, respectively, and total DAUs were approximately 4.87 million and 3.28 million, respectively.

	Monthly Average for the Quarter Ended
	September 30,
	2018	2017
MAU	17,053,605	13,205,410

	For the Quarter Ended
	September 30,
	2018	2017
DAU	4,868,494	3,278,749

Third Quarter of 2018 Highlights

•	Total revenue was $45.7 million for the third quarter of 2018, up 41.8% from $32.2 million in the third quarter of 2017.

•
Net income for the third quarter of 2018 was $1.3 million. Adjusted EBITDA was $8.7 million for the third quarter of 2018. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $21.8 million at September 30, 2018.

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

In the quarter ended September 30, 2018, the Company averaged 14.64 million mobile MAUs and 17.05 million total MAUs, compared to 10.32 million mobile MAUs and 13.21 million total MAUs in the quarter ended September 30, 2017, a net increase of 4.32 million or 42% for mobile MAUs and a net increase of 3.84 million or 29% for total MAUs. Mobile DAUs were 4.26 million for the quarter ended September 30, 2018, compared to 2.61 million mobile DAUs for the quarter ended September 30, 2017, a net increase of approximately 1.65 million total MAUs, or 63%. For the quarter ended September 30, 2018, the Company averaged 4.87 million total DAUs, compared to 3.28 million total DAUs for the quarter ended September 30, 2017, a net increase of approximately 1.59 million total DAUs, or 48%.

In the quarter ended September 30, 2018, the Company earned an average of $1.57 ARPU on the web and $2.60 ARPU on our mobile applications, compared to $1.68 ARPU on the web and $2.29 in mobile ARPU for the quarter ended September 30, 2017. In the quarter ended September 30, 2018, the Company earned an average of $0.088 in web ARPDAU and $0.097 in mobile ARPDAU, compared to $0.099 in both web and mobile ARPDAU for the quarter ended September 30, 2017.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (“CPM”) could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected our revenue. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 16, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2018, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table sets forth our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		Change From Prior Year
	2018	2017	($)%
Revenues	$45,716,053	$32,246,472	$13,469,581	41.8%
Operating costs and expenses:
Sales and marketing	8,753,156	4,600,148	4,153,008	90.3%
Product development and content	26,134,682	16,021,977	10,112,705	63.1%
General and administrative	4,938,844	5,021,739	(82,895)	(1.7)%
Depreciation and amortization	3,423,929	2,969,570	454,359	15.3%
Acquisition and restructuring costs	416,141	3,378,838	(2,962,697)	(87.7)%
Total operating costs and expenses	43,666,752	31,992,272	11,674,480	36.5%
Income (loss) from operations	2,049,301	254,200	1,795,101	706.2%
Other income (expense):
Interest income	3,823	1,374	2,449	178.2%
Interest expense	(559,345)	(244,361)	(314,984)	(128.9)%
Gain (loss) on foreign currency adjustment	(6,229)	9,357	(15,586)	(166.6)%
Other	6,527	—	6,527	100.0%
Total other expense	(555,224)	(233,630)	(321,594)	(137.7)%
Income (loss) before income tax benefit (expense)	1,494,077	20,570	1,473,507	7,163.4%
Income tax benefit (expense)	(196,146)	2,202,152	(2,398,298)	(108.9)%
Net income (loss)	$1,297,931	$2,222,722	$(924,791)	(41.6)%

Revenues

Our revenues were approximately $45.7 million for the three months ended September 30, 2018, an increase of $13.5 million or 41.8% compared to $32.2 million for the three months ended September 30, 2017. The following table presents our revenues disaggregated by revenue source for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	$	%	$	%
User pay revenue	$28,058,843	61.4%	$8,582,700	26.6%
Advertising	17,657,210	38.6%	23,663,772	73.4%
Total revenue	$45,716,053	100.0%	$32,246,472	100.0%

The increase in revenue is attributable to a $19.5 million increase in user pay revenue, partially offset by a $6.0 million decrease in advertising revenue. The increase in user pay revenue is attributed to increased adoption of MeetMe Live, Skout Live and Tagged Live. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $4.2 million, or 90.3%, to $8.8 million for the three months ended September 30, 2018 from $4.6 million for the three months ended September 30, 2017. The net increase in sales and marketing expenses, including the Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $3.4 million to attract more users to the apps, increased stock-based compensation expense of approximately $0.5 million and increased employee related expenses of $0.2 million. The increase in employee expenses is primarily due to the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $10.1 million, or 63.1%, to $26.1 million for the three months ended September 30, 2018 from $16.0 million for the three months ended September 30, 2017. The net increase in product development and content expense, including the Lovoo product development related expense, is attributable to an increase in mobile content of $9.8 million attributable to increased adoption of MeetMe Live, Skout Live and Tagged Live, professional fees of $0.9 million and safety moderation costs of $0.2 million. The increase in expenses is partially offset by a decreases in technical operations of $0.5 million and employee related expenses of $0.4 million.

General and Administrative: General and administrative expenses decreased approximately $0.1 million, or 1.7%, to $4.9 million for the three months ended September 30, 2018 from $5.0 million for the three months ended September 30, 2017. The increase in general and administrative expense as a result of the Lovoo Acquisition was offset by a decrease in travel related expenses and in office related expenses due to the closing of our office in San Francisco, CA.

Depreciation and Amortization Expense: Depreciation and amortization expenses increased approximately $0.4 million, or 15.3%, to $3.4 million for the three months ended September 30, 2018 from $3.0 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the Lovoo Acquisition.

Acquisition and Restructuring Costs: Acquisition and restructuring costs decreased approximately $3.0 million, or 87.7%, to $0.4 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017. Acquisition and restructuring costs include the transaction costs, including legal and diligence costs for acquisitions, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to no acquisitions occurring in the nine months ended September 30, 2018.

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $0.5 million to $2.8 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017. Stock-based compensation expense represented 6.3% and 7.2% of operating expenses for the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was approximately $2.2 million, $11.0 million and $1.6 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.4 years, 2.1 years and 2.6 years relating to stock options, RSAs and PSUs, respectively.

	Three Months Ended September 30,		Change from Prior Year
	2018	2017	($)
Sales and marketing	$592,979	$123,549	$469,430
Product development and content	1,232,823	1,182,802	50,021
General and administrative	941,394	993,345	(51,951)
Total stock-based compensation expense	$2,767,196	$2,299,696	$467,500

Interest Expense

Interest expense increased approximately $0.3 million to $0.6 million for the three months ended September 30, 2018 from $0.3 million for the three months ended September 30, 2017. The increase in interest expense is due to a higher debt balance and effective interest rate in the three months ended September 30, 2018.

Income Tax Benefit (Expense)

We recorded a net income tax expense of approximately $0.2 million and a net income tax benefit of approximately $2.2 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate from operations for the three months ended September 30, 2018 was lower than the effective tax rate for the three months ended September 30, 2017 due to permanent differences, a reduction in the U.S. corporate tax rate from 35% to 21% and the Lovoo Acquisition. The net income tax expense recorded during the three months ended September 30, 2018 is primarily related to the mix of earnings between the US and Germany and the estimated GILTI tax.

Comparison of the nine months ended September 30, 2018 and 2017

The following table sets forth our condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		Change From Prior Year
	2018	2017	($)%
Revenues	$126,155,591	$83,634,737	$42,520,854	50.8%
Operating costs and expenses:
Sales and marketing	23,554,635	14,305,498	9,249,137	64.7%
Product development and content	72,647,507	41,006,376	31,641,131	77.2%
General and administrative	15,562,125	13,044,965	2,517,160	19.3%
Depreciation and amortization	10,558,712	7,619,584	2,939,128	38.6%
Acquisition and restructuring	4,802,694	8,648,692	(3,845,998)	(44.5)%
Total operating costs and expenses	127,125,673	84,625,115	42,500,558	50.2%
Income (loss) from operations	(970,082)	(990,378)	20,296	2.0%
Other income (expense):
Interest income	13,773	5,344	8,429	157.7%
Interest expense	(1,838,325)	(421,947)	(1,416,378)	(335.7)%
Gain (loss) on foreign currency transactions	101,030	(2,072)	103,102	4,976.0%
Other	28,154	—	28,154	100.0%
Total other expense	(1,695,368)	(418,675)	(1,276,693)	(304.9)%
Income (loss) before income tax benefit (expense)	(2,665,450)	(1,409,053)	(1,256,397)	(89.2)%
Income tax benefit (expense)	(484,552)	4,934,216	(5,418,768)	(109.8)%
Net income (loss)	$(3,150,002)	$3,525,163	$(6,675,165)	(189.4)%

Revenues

Our revenues were approximately $126.2 million for the nine months ended September 30, 2018, an increase of $42.5 million or 50.8% compared to $83.6 million for the nine months ended September 30, 2017. The following table presents our revenues disaggregated by revenue source for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	$	%	$	%
User pay revenue	$76,034,926	60.3%	$18,342,865	21.9%
Advertising	50,120,665	39.7%	65,291,872	78.1%
Total revenue	$126,155,591	100.0%	$83,634,737	100.0%

The increase in revenue is attributable to a $57.7 million increase in user pay revenue, partially offset by a $15.2 million decrease in advertising revenue. The increase in revenue is primarily attributable to the if(we) Acquisition and the Lovoo Acquisition occurring in the second and fourth quarters of 2017, respectively. The increase in user pay revenue is attributed to increased adoption of MeetMe Live, Skout Live and Tagged Live. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $9.3 million, or 64.7%, to $23.6 million for the nine months ended September 30, 2018 from $14.3 million for the nine months ended September 30, 2017. The net increase in sales and marketing expenses, including if(we) and Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $7.4 million to attract more users to the apps, increased employee expenses of approximately $1.1 million and increased stock-based compensation costs of $0.5 million. The increase in employee expenses and stock-based compensation expenses are primarily due to the if(we) Acquisition and the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $31.6 million, or 77.2%, to $72.6 million for the nine months ended September 30, 2018 from $41.0 million for the nine months ended September 30, 2017. The net increase in product development and content expense, including if(we) and Lovoo product development related expenses, is attributable to increases in mobile content costs of $23.4 million, employee expenses of $2.7 million, professional fees of $2.3 million, data center and technical operations of $1.8 million, safety and moderation expenses of $0.7 million and stock-based compensation of $0.4 million. The increase in employee expenses, data center and technical operations and stock-based compensation costs are attributable to the if(we) Acquisition and Lovoo Acquisition. The increase in mobile content costs is due to the if(we) Acquisition and the Lovoo Acquisition as well as the increased adoption of MeetMe Live, Skout Live and Tagged Live.

General and Administrative: General and administrative expenses increased $2.6 million or 19.3%, to $15.6 million for the nine months ended September 30, 2018 from $13.0 million for the nine months ended September 30, 2017. The net increase in general and administrative expense, including if(we) and Lovoo general and administrative related expenses, is primarily due to increases in employee expenses of $1.1 million, professional fees of $0.6 million, stock-based compensation of $0.3 million, bad debt expense of $0.2 million and non-income taxes of $0.2 million. These increases are attributable primarily to the if(we) Acquisition and the Lovoo Acquisition.

Depreciation and Amortization: Depreciation and amortization expenses increased $3.0 million or 38.6%, to $10.6 million for the nine months ended September 30, 2018 from $7.6 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition.

Acquisition and Restructuring: Acquisition and restructuring expenses decreased $3.8 million or 44.5%, to $4.8 million for the nine months ended September 30, 2018 from $8.6 million for the nine months ended September 30, 2017. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to no acquisitions occurring in the nine months ended September 30, 2018.

Comparison of Stock-Based Compensation and Income Taxes

Stock Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.2 million to $7.0 million for the nine months ended September 30, 2018 from $5.8 million for the nine months ended September 30, 2017. Stock-based compensation expense represented 5.5% and 6.9% of operating expenses for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was approximately $2.2 million, $11.0 million and $1.6 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.4 years, 2.1 years and 2.6 years relating to stock options, RSAs and PSUs, respectively.

	Nine Months Ended September 30,		Change from Prior Year
	2018	2017	($)
Sales and marketing	$823,748	$325,853	$497,895
Product development and content	3,508,753	3,112,845	395,908
General and administrative	2,694,490	2,363,348	331,142
Total stock-based compensation expense	$7,026,991	$5,802,046	$1,224,945

Interest Expense

Interest expense increased approximately $1.4 million to $1.8 million for the nine months ended September 30, 2018 from $0.4 million for the nine months ended September 30, 2017. The increase in interest expense is due to a higher debt balance and effective interest rate during the nine months ended September 30, 2018.

Income Tax Benefit (Expense)

Income tax expense was $0.5 million for the nine months ended September 30, 2018 compared to a benefit of $4.9 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our AETR from operations is (6.0)%, compared to 115.6% for the nine months ended September 30, 2017. The difference between our effective tax rate and the current U.S. statutory rate of 21% is primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany. The difference in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is a result of permanent differences as well as the change in the federal tax rate from 35% to 21% and the inclusion of Lovoo.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$18,198,772	$22,670,461
Net cash provided by (used in) investing activities	(404,446)	(66,857,812)
Net cash provided by (used in) financing activities	(20,252,952)	47,479,715
	$(2,458,626)	$3,292,364

Net cash provided by operations was approximately $18.2 million for the nine months ended September 30, 2018 compared to approximately $22.7 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, net cash provided by operations consisted primarily of net loss of approximately $3.2 million adjusted for certain non-cash expenses of approximately $10.6 million of depreciation and amortization expense, $7.0 million related to stock-based compensation expense and $0.4 million of bad debt expense, offset by approximately $0.7 million of deferred taxes. Additionally, changes in working capital increased net cash provided by operations. These changes included decreases in accounts receivable of approximately $1.3 million resulting from collections, increases of $4.4 million in accounts payable and increases of $0.5 million in deferred revenue, offset by an increase of $2.3 million in prepaid expenses, other current assets and other assets.

Net cash used in investing activities in the nine months ended September 30, 2018 was primarily due to approximately $0.4 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities in the nine months ended September 30, 2018 of approximately $20.3 million was due to $15.6 million of debt payments, a $5.0 million payment of contingent consideration (see Note 2— Acquisitions for further details), $0.3 million of payments for restricted stock awards withheld for taxes and $0.2 million of capital lease payments, partially offset by $0.8 million of proceeds from the exercise of stock options.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$21,822,387	$24,158,444
Total assets	$261,792,791	$275,344,771
Percentage of total assets	8.3%	8.8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2018, we had positive working capital of approximately $6.3 million.

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

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, we entered into an Amended and Restated Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as the Agent, amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides a New Revolving Credit Facility for $20.0 million and a New Term Loan Facility of $60.0 million. On October 18, 2017, the we drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred for the New Credit Facilities were $0.6 million and are offset against long-term debt on the accompanying balance sheet as of September 30, 2018.

We intend to use the proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At our election, loans made under the New Credit Facilities will bear interest at either (i) Base Rate plus an applicable margin or (ii) LIBO Rate plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s Guarantors will guarantee the obligations of the Company and its subsidiaries under the New Credit Facilities. The obligations of us under the New Credit Facilities are secured by all of the assets of us and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents. On March 7, 2018, we entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, we entered into an amendment to the Amended and Restated Credit Agreement that amends our obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. In conjunction with this amendment, we made a one-time principal payment of approximately $4.3 million in the third quarter of 2018. See Note 6— Long-Term Debt for details on an amendment to the Amended and Restated Credit Agreement.

As of September 30, 2018, we had an outstanding balance of $40.7 million on our New Term Loan Facility. The weighted average interest rate at September 30, 2018 was 5.47%. Remaining unamortized fees and direct costs incurred for our Credit Facilities were $0.4 million. As of September 30, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

We did not enter into any new capital lease agreements for the nine months ended September 30, 2018. As of September 30, 2018, capital leases that were previously assumed in connection with the Lovoo Acquisition had approximately $0.2 million in principal amount of capital lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of approximately $1.8 million for the remainder of 2018, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, stock-based compensation, changes in warrant obligations, nonrecurring acquisition, restructuring or other expenses, gain or loss on foreign currency adjustment, and goodwill and long-lived asset impairment charges, if any. We exclude stock-based compensation because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability. We recognize that Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
ADJUSTED EBITDA	2018	2017	2018	2017
Net income (loss)	$1,297,931	$2,222,722	$(3,150,002)	$3,525,163
Interest expense	559,345	244,361	1,838,325	421,947
Income tax (benefit) expense	196,146	(2,202,152)	484,552	(4,934,216)
Depreciation and amortization	3,423,929	2,969,570	10,558,712	7,619,584
Stock-based compensation expense	2,767,196	2,299,696	7,026,991	5,802,046
Acquisition and restructuring	416,141	3,378,838	4,802,694	8,648,692
(Gain) loss on foreign currency transactions	6,229	(9,357)	(101,030)	2,072
ADJUSTED EBITDA	$8,666,917	$8,903,678	$21,460,242	$21,085,288

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of September 30, 2018 was held in insured depository accounts, of which $16.7 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018 includes detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” respectively. Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q as a result of the rollout and increased adoption by our users of our live-streaming video products. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares.

User misconduct and misuse of our live-streaming video platform and inappropriate and indecent information disseminated on our live-streaming video platform may adversely impact our brand image, affect our business and subject us to liabilities.

Because we do not require real-name registration by our streamers and other users and because we do not have full control over how and what streamers and other users will use our apps to communicate, our apps may be misused by individuals or groups of individuals to engage in immoral, disrespectful, fraudulent or illegal activities, including without limitation potential copyright violations or other violations of third party intellectual property rights. For example, on a daily basis we detect and remove spam accounts through which inappropriate or indecent content could be posted and fraudulent or illegal activities may be conducted, and we routinely detect and remove other unlawful, inappropriate or indecent content from our live-streaming video platforms. In spite of our efforts, however, we remain exposed to risks of unlawful, inappropriate or indecent content on our live streaming platforms.

We have made substantial investments in resources, such as a dedicated team aided by proprietary and third party software and technology to monitor content that content creators and users post on our live-streaming video platforms and the way in which our content creators and users engage with each other through our live-streaming video platforms. However, such procedures may not prevent all such content from being broadcasted or posted or activities from being carried out. Moreover, as we have limited control over real-time and offline behaviors of our users, to the extent such behaviors are associated with our live-streaming video platforms, our ability to protect our brand image and reputation may be limited. For example, our streamers may abuse our live-streaming video platforms and get involved into troubles with our users offline. Our business and the public perception of our brands may be materially and adversely affected by misuse of our platforms.

If any of our users suffers or alleges to have suffered physical, financial or emotional harm following contact initiated on our live-streaming video platforms, we may face civil or criminal lawsuits or other liabilities initiated by the affected user, or governmental or regulatory actions against us. In response to allegations of illegal or inappropriate activities conducted through our platforms or any negative media coverage about us, government authorities may intervene and hold us liable for non-compliance with relevant laws and regulations concerning the dissemination of information on the internet and subject us to administrative penalties or other sanctions, such as requiring us to restrict or discontinue some of the features and services provided on our mobile apps. We could also be subject to claims or investigations under new or evolving policies or legislation, such as the recently enacted Stop Enabling Sex Traffickers Act and Allow States and Victims to Fight Online Sex Trafficking Act. Therefore, we may be subject to investigations or subsequent penalties if content on our live-streaming video platforms on one of our apps is deemed to be illegal or inappropriate under relevant laws and regulations. As a result, our business may suffer and our reputation, user base, revenues and profitability may be materially and adversely affected.

Negative publicity related to our live-streaming video platforms may harm our brands and reputation.

Negative publicity involving us, our users, our streamers, our management, our platforms or our live-streaming video platforms may materially and adversely harm our brands and our business. We cannot assure you that we will be able to defuse negative publicity about us, our management and/or our services to the satisfaction of our investors, users and content creators. There may be negative publicity about our company and the misuse of our services, which may adversely affect our brands, public image and reputation. Such negative publicity, especially when it is directly addressed against us, may also require us engaging in defensive media campaigns. This may cause us to increase our marketing expenses and divert our management's attention and may adversely impact our business and results of operations.

Our live-streaming video platforms have a limited operating history in a dynamic industry, which makes it difficult to evaluate our future prospects.

The market for live video streaming is relatively new, highly dynamic and may not develop as expected. Our users may not fully understand the value of our services, and potential new users may have difficulty distinguishing our services from those of our competitors. Convincing potential users of the value of our services is critical to the growth of our user base and the success of our business.

We launched our live-streaming video services in 2017, and the relatively short operating history makes it difficult to assess our future prospects or forecast our future results. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	increase our number of users, which include users who purchase virtual items offered on our live-streaming video platforms, as well as the level of user engagement;

•	develop and deploy diversified and distinguishable features and services for our users;

•	develop or implement strategic initiatives to monetize our live-streaming video platforms;

•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

•
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, our industry, or duplicate the features of our services; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If the market for our live-streaming video platforms does not develop as we expect or if we fail to address the needs of this dynamic market, our business will be harmed. Failure to adequately address these or other risks and challenges could harm our business and cause our operating results to suffer.

Our live-streaming video platform is based on a relatively new business model in relatively new markets and user demand may change or decrease substantially.

Many of the elements of our live-streaming video platforms are relatively unproven and continue to evolve. The markets for our live-streaming products and services are relatively new and rapidly developing and are subject to significant challenges. Our business plan relies heavily upon increased revenues from our live-streaming video platforms, as well as our ability to successfully monetize our live-streaming user base and products and services, and we may not succeed in any of these respects.

Some of our current monetization methods are in a relatively initial stage. For example, if we fail to properly manage the supply and timing of our in-app purchase products and the appropriate price points for these products and services, our users may be less likely to purchase in-app products from us. We consider industry standards and expected user demand in determining how to most effectively optimize in-app purchase merchandizing. We cannot assure you that our attempts to monetize our user base and live-streaming products and services will continue to be successful, profitable or widely accepted, and therefore the future revenue and income potential of our business are difficult to evaluate.

If our streamers do not continue to contribute content or their contributions are not appreciated by users, we may experience a decline in the number of active users of our live-streaming video platforms and a decline in user engagement.

The success of our live-streaming video platforms depends on our ability to provide users with interesting and useful content, which in turn depends on the content generated by our streamers. We seek to foster a broader and more engaged user community, and we encourage content creators to use our platforms to express their views and share interesting, high quality content. If streamers do not continue to contribute content to our live-streaming video platforms due to policy changes, their use of alternative communication channels or any other reasons, and we are unable to provide users with interesting, useful and timely content, our user base and user engagement may decline and our users may make fewer in-app purchases. If we experience a decline in the number of users or the level of user engagement, users may spend less on our live-streaming video platforms and customers may not view our products and services as attractive for their advertising and marketing expenditures and may reduce their spending with us, which would materially harm our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. EXHIBITS

Filed or Furnished Herewith
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number

10.1	Form of Director Restricted Stock Award Agreement				Filed
10.2	Form of Employee Restricted Stock Award Agreement				Filed
10.3	Form of Employee Restricted Stock Award Agreement — Lovoo Employees				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

November 8, 2018	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer)