Form 10-K
period 2018-12-31
Meet Group, Inc.
filed 2019-03-08
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $322,523,000 based upon the last reported sale price of $4.48 per share on June 30, 2018 on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of March 6, 2019, was 74,932,270.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS.

COMPANY OVERVIEW

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a portfolio of mobile social entertainment apps designed to meet the universal need for human connection.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and, as of March 5, 2019, Growlr®.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years we have transformed our business from an advertising based revenue model to one where the majority of our revenue is derived from user pay monetization and subscription. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties: Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged (if(we)) in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active global user base, and sophisticated data science for effective targeting. We work with our advertisers and advertising networks to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc. (“Match Group”), and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Asian dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

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

BUSINESS OVERVIEW

How We Create Value for Users

We provide something we feel everyone craves: the magic of human connection. Through our live-streaming video platform and pipeline of new products, such as live video gifting, we are helping to connect a portion of the over 50 million people aged 18-34 in the U.S. and the more than one billion worldwide. We offer a range of free and subscription-based services to our users, monetizing through direct user purchases including video, subscription, in-app purchase revenue as well as through advertising. In 2018, we generated approximately 60% of our revenue from user pay sources.

Monetization of our video product is done primarily through gifting. In our one-to-many live-streaming feature, a single broadcaster can entertain and interact with essentially unlimited viewers on the app. Gifting enables those viewers to use virtual credits purchased through iTunes or Google Play to send the broadcaster a virtual gift as a show of appreciation or interest for that entertainment.

People use The Meet Group apps to make friends, socialize, date, be entertained and chat. In fact, in our internal survey of MeetMe users conducted in January 2019, 83% of those responding said they preferred to start relationships as friends. We believe this comfort level drives higher engagement and retention.

We believe we are well positioned to continue to grow user engagement and generate revenue with our live-streaming video platform and continued execution against an aggressive product pipeline. We believe new video products not only have the potential to attract new users, but also to grow monetization per user.

More than four million people use our apps, on average, every day to meet new people in their local communities and throughout the world. In many cases they are logging in multiple times per day in order to interact with other users and engage in live video broadcasts. More than 20% of our mobile users engage with our video product each day, and we are seeing increasing video monetization across our apps. Not only are users being entertained, but many are also meeting friends, significant others and potential spouses every day.

Our applications offer a variety of ways for users to discover and interact with one another, with Live increasingly becoming a core medium of connection.

The most popular feature has traditionally been one-on-one chat, and users spend much of their time with The Meet Group interacting with the connections they have made on our apps. Our primary “magic” is not chat itself, but the ease with which our users can find new people with whom to chat. Our chat service is generally provided free to all users. Lovoo limits the number of chats a user can send for free and provides for the ability to unlock additional chats with a paid subscription or in-app purchase.

There are four key features we offer to facilitate connections between users, “Browse,” “Swipe,” “Feed” and “Live.”

The most direct is a “Browse” feature, which allows users to peruse profiles and photos of potential connections nearby or around the world. We use sophisticated, data-backed algorithms to prioritize the most relevant recommendations for each user, optimizing for real connection as measured by each one’s likelihood to reply and engage in a lengthy conversation.

For users interested in a quicker, more gamified experience, each of our apps offers a “Swipe” feature, which allows users to, in effect, swipe left and right on potential matches based on their photos and limited profile information. When two users express interest in one another in the swipe, we notify each one of the match and encourage them to chat. We believe double-sided match requirement causes these conversations to be significantly more efficient, but somewhat less frequent, than those that come from a Browse feature.

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

In 2017, we began an aggressive push into live video, adding a new section called “Live,” which we believe to be both an engaging and highly monetizable format for communication and social entertainment, on our MeetMe and Skout applications. We added similar functionality to our Tagged and Lovoo applications in 2018. We also added new features within Live, most recently with the launch of “Battles” on MeetMe and Skout in December 2018.

The one-to-many broadcasting feature of Live enables our users to become performers, gain an audience, cultivate relationships with their top fans, and earn cash rewards if they produce engaging content and spend enough time on our platforms. The most popular livestreamers interact directly with their live audience on our apps, even allowing audience members to join their streams as guest streamers. Audience members can make in-app purchases to show their appreciation with gifts to livestreamers.

Users can also make in-app purchases in other features within the apps, typically either to unlock content or functionality or to prioritize their profiles or content within the applications. For example, users can spend Credits, Points or Gold for promotion within the Browse and Feed features, which garners them more attention with the goal of allowing them to find more connections more quickly. As another example, users may purchase the ability to unlock the list of who viewed their profile or who expressed interest.

Finally, each of our apps also offers a subscription service for those users who want to have the very best experience and the most options available to them. Benefits for subscribers vary across the portfolio, but include additional advanced filters, suppression of advertisements, permanent access to information or features otherwise locked, and increased or eliminated limits on functionality such as daily icebreakers or swipe gameplay.

Our Strategy

We are executing on our core mission of meeting the universal need for human connection with a focus on live video products, while diversifying our revenue base towards user pay revenue such as subscriptions and in-app purchases as we scale our business and strive to grow revenue and Adjusted EBITDA.

Our strategy for 2019 and beyond is aimed at growing our audience, expanding our video offerings and engaging our active user base to drive monetization.

Key elements of our strategy include:

Strengthen the Core:  Having transformed our business to a primarily user pay model, a key area of our focus is to strengthen the core social entertainment business we have built. This includes developing and delivering new video products, as we did with the launch of Battles in late 2018, enhancing the user experience, and improving operational execution across our business. We believe that by strengthening our core business we will improve user monetization and grow revenue.

Expand into Adjacencies:  Beyond our current user base, we see opportunities to leverage our social entertainment platform to expand into new user groups, adjacencies and niches, both organically or inorganically. Having acquired and integrated three businesses in the 2016-2018 time frame, and having successfully brought live video to each of the new acquisitions, we expect to enter new markets, including, for example, the gay community and additional geographies, to build scale and create value. On March 5, 2019, we acquired Initech, LLC, a privately held company that owns and operates a leading same-sex social application, Growlr (“Growlr”). We acquired Growlr for $11.8 million, using $4.8 million in cash on hand and $7.0 million from our existing revolving credit facility, plus an earnout of $2.0 million to be paid in annual $1.0 million installments over the next two years if certain revenue metrics are achieved in each year.

Additional opportunities include the development and delivery of standalone apps with a non-dating focus as well as geographic expansion.

Grow Margins:  We will continue to focus on improving operating efficiencies and margins, while investing in growth from new products.

Operating Metrics

We measure website and mobile application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended December 31, 2018, 2017 and 2016, total MAUs were approximately 17.58 million, 16.70 million and 8.92 million, respectively, and total DAUs were approximately 4.86 million, 4.95 million and 2.08 million, respectively.

	Monthly Average for the Quarter Ended
	December 31,
	2018	2017	2016
MAU	17,577,929	16,695,097	8,915,575

	For the Quarter Ended
	December 31,
	2018	2017	2016
DAU	4,864,741	4,953,317	2,084,987

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

In the quarter ended December 31, 2018, the Company averaged 15.18 million mobile MAUs and 17.58 million total MAUs, as compared to 13.99 million mobile MAUs and 16.70 million total MAUs on average in the quarter ended December 31, 2017, a net increase of 1.19 million or 9% for mobile MAUs, and a net increase of 0.88 million or 5% for total MAUs. Mobile DAUs averaged 4.27 million for the quarter ended December 31, 2018 and 4.29 million in the quarter ended December 31, 2017. For the quarter ended December 31, 2018, the Company averaged 4.86 million total DAUs, as compared to 4.95 million total DAUs on average for the quarter ended December 31, 2017, a net decrease of approximately 0.09 million total DAUs, or 2%.

(1)	Tables above include active users from if(we) and Lovoo as of the acquisition dates of April 3, 2017 and October 19, 2017, respectively.

In the quarter ended December 31, 2018, the Company earned an average of $1.78 ARPU on the web and $2.92 ARPU on our mobile applications, as compared to $1.68 ARPU on the web and $2.28 in mobile ARPU for the quarter ended December 31, 2017. In the quarter ended December 31, 2018, the Company earned an average of $0.100 ARPDAU on the web and $0.113 on mobile ARPDAU, as compared to $0.096 in web ARPDAU and $0.081 in mobile ARPDAU for the quarter ended December 31, 2017.

(1)	Tables above include active users from if(we) and Lovoo as of the acquisition dates of April 3, 2017 and October 19, 2017, respectively.

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

We develop most of our software internally. We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible, or economically advantageous. For instance, we partner with third parties for video and to further our internationalization efforts as we look to bring additional languages into our existing platforms. We are not materially dependent upon licenses and other agreements with third parties relating to product development. We work with third party payment providers as part of our video monetization product.

Our technology team of 170 people consists of our product development and engineering team, our database administration team, our quality assurance team and our network system operators. These teams are responsible for feature enhancements and general maintenance across all of our platforms. Our technology team is headquartered in New Hope, Pennsylvania with additional offices in Philadelphia, Pennsylvania, San Francisco, California and Dresden, Germany.

SALES AND MARKETING

We have grown our user base through organic, viral channels as well as through acquisitions. By encouraging members to invite their friends to join our apps and to share their activity across other external platforms, including Facebook and Twitter, and by providing members with easy-to-use tools, we believe we have successfully grown our user base while minimizing marketing costs. We focus primarily on creating a truly differentiated experience and compelling value proposition for new users in our markets and developing the technologies needed to facilitate their word-of-mouth marketing on our behalf in order to attract and retain new members.

Our paid customer acquisition strategy will focus on acquiring users in geographies where we believe we will see payback on our acquisition investment. We spent $25.6 million, $15.8 million and $12.1 million on paid direct user acquisition in 2018, 2017 and 2016, or 14.3%, 12.8% and 15.9% of our total revenue, respectively.

SALES AND OPERATIONS

Our advertising sales and operations team is comprised of 11 full-time employees in the U.S. and Germany and covers major brand agencies, direct response and cost-per-action engagement advertisers, advertising networks, and mobile agencies. Our advertising operations are headquartered in New Hope, Pennsylvania, with additional offices in Philadelphia, Pennsylvania, San Francisco, California and Dresden and Berlin, Germany.

Our operations and member services team consists of 40 full-time employees, 2 part-time employees, and approximately 200 contractors split between Delhi and Bangalore, India. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports, and providing general customer support.

INTELLECTUAL PROPERTY

Our intellectual property includes trademarks related to our brands, products, and services, copyrights in software and creative content, patents, trade secrets, domain names, and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property through trademark and other laws of the U.S. and other countries, and through contractual provisions.

We consider the MeetMe, Skout, Tagged, Hi5, Lovoo, Growlr and Social Theater trademarks and our related trademarks to be valuable to the Company, and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

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

•	Other video platforms that provide one-to-many and one-to-one video services such as live.me, Tiktoc, Azar, Younow, Bigo, Twitch and Periscope.

•	Broader social networks that currently offer or may evolve to offer services aimed at helping users meet new people in their area, such as Facebook, Twitter and LinkedIn.

•	Significant competition for Social Theater comes from publishers including TrueX, Unruly Media, Ironsource, Jun Group and Genesis Media.
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

EMPLOYEES

As of December 31, 2018, we employed 296 full-time and 12 part-time employees in the U.S. and Germany. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A—Risk Factors of this report and is incorporated herein by reference.

GOVERNMENT REGULATION

In the U.S., advertising and promotional information presented to visitors on our mobile applications and websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the Telephone Consumer Protection Act of 1991, or the TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2001, or the CAN-SPAM Act. We may also be subject to laws in the various other countries in which we operate, including the General Data Protection Regulation which came into effect in most of Europe on May 25, 2018. The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We may unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity, and negatively affect our businesses. Additional information regarding certain risks related to government regulations is included in Part I, Item 1A—Risk Factors of this report.

CORPORATE HISTORY

The Meet Group was incorporated in Nevada in June 1997, and merged with Insider Guides, Inc., doing business as myYearbook.com, on November 10, 2011. On December 6, 2011, the Company changed its legal domicile to Delaware. Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. and completed the transition of its website to meetme.com in the fourth quarter of 2012. On October 3, 2016 the Company completed its acquisition of Skout, and on April 3, 2017 the Company completed its acquisition of if(we), both of which owned leading global mobile networks for meeting new people, and changed its name to The Meet Group, Inc. On October 19, 2017, the Company completed its acquisition of Lovoo to expand its global footprint, increase its scale and profitability, and diversify its business model by adding expertise in subscription and in-app purchasing. In addition to its corporate website, the Company owns and operates the MeetMe, Skout, Tagged, Hi5, Lovoo and Growlr mobile applications, and meetme.com, skout.com, tagged.com, hi5.com, lovoo.com and growlrapp.com.

Our executive offices and principal facilities are located at 100 Union Square Drive, New Hope, Pennsylvania, 18938. Our telephone number is (215) 862-1162. Our corporate website is www.themeetgroup.com. Investors can obtain copies of our filings with the Securities and Exchange Commission (the “SEC”) from our corporate website free of charge, as well as from the SEC website, www.sec.gov. The information contained on our corporate website and the SEC website is not incorporated herein.

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

Our long term strategy includes continued revenue growth from our Live feature that we launched only in 2017.  Though we have completed launch of Live on all of our apps other than the newly-acquired Growlr, we cannot be certain that Live will perform as expected at scale. While we expect to continue to devote substantial resources to the monetization of Live across our apps, we cannot be certain that our early results on Live are predictive of future results and that Live will continue to grow in the future. Furthermore, Live provides a new and unproven form of revenue, and we do not have a long history of monetizing Live. Live may not monetize as we expect, and revenues may be adversely affected.  If Live does not continue to grow as expected, or if Live does not perform or monetize as expected and Live revenue declines, our operating results could be materially and adversely affected.

If we cannot increase our daily and monthly active users and increase their engagement on our mobile applications, our future operating results may decline.

We offer applications that are free to use. Only a small percentage of our users pay for virtual goods. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users. We must continue to add new members to our user base and retain existing members by offering new and engaging features and products, including Live, Quick and Battles, in order to generate revenue from the sale of in-app products and attract advertising investment. The challenges we face include, among other things, our ability to:

•	attract new users and retain existing users at a consistent rate;

•	compete for talent and attract and retain new content creators who will engage with users;

•	increase engagement by existing users;

•	monetize our user base;

•	anticipate changes in the social networking, social discovery and social entertainment industries;

•	launch new products and release enhancements that become popular;

•
develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, fast load times and the deployment of new features and applications;

•	process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;

•	compete with other companies that are currently in, or may in the future enter, the social networking, social entertainment or social discovery industries;

•	hire, integrate and retain world class talent; and

•	expand our business internationally and with respect to mobile devices.

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

•
continue to develop features, including our Live features, such as Quick and Battles, for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

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

Real or perceived inaccuracies in our user and other metrics may harm our reputation and negatively affect our business.
The numbers for our key metrics, which include our DAUs, MAUs, and average revenue per user (ARPU), are calculated using internal company data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. Our data limitations may affect our understanding of certain details of our business.
In addition, from time to time we provide, or rely on, certain other metrics, including those relating to the reach and effectiveness of our ads. All of our metrics are subject to software bugs, inconsistencies in our systems, and human error. If marketers, developers, or investors do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability, our reputation may be harmed, and marketers and developers may be less willing to allocate their budgets or resources to our apps, which could negatively affect our business and financial results.

Product development in the mobile social app industry is inherently prone to the risk of failing to attract users, and the products may not have their intended impact.

We have developed or purchased a number of products in in the past, including features of existing products or standalone apps, that did not perform as expected, typically due to lack of user adoption or failure to resonate with the community. Examples of these over the years include standalone apps such as Charm, Choosy, Unsaid, and WeChill, as well as features for existing apps. Some of these apps and features have gone on to become part of a future successful feature, and some have not. We spend significant resources developing new products to ensure our product offerings are at the forefront of mobile social, and we constantly re-evaluate our investment in projects based on performance and user data, as well as other priorities. The products the teams build and that management determines to prioritize may not have their intended impact on our financial performance.

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

We generate a significant portion of our revenue from parties advertising on our platform, and, in particular, those advertisers in the digital advertising market. The digital advertising market has been subject to fluctuations and we have experienced declines in ad rates. In 2018 and 2017 we experienced significant declines in advertising rates that materially and negatively impacted our operating results. Advertising rates may continue to decline relative to historical levels. Factors such as the lack of standard metrics in the digital advertising market may lead to varying and inconsistent ad rates and potentially demands for rebates.

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

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their ads, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. From time to time, we may also change the size, frequency, or relative prominence of ads in order to improve ad quality and overall user experience. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats, or use cases where we have more proven means of monetization. In addition, as we focus on growing users and engagement across our family of apps, it is possible that these efforts may from time to time reduce engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

Because we face significant competition from other social networks, video platforms and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online. We expect our applications with Live to face significant competition from other video platforms that provide one-to-many and one-to-one video services. Our competitors include other companies providing portal and online community and one-to-many and one-to-one video services, such as Match, Facebook, Google, Badoo, OkCupid, live.me, HQ, twitch, momo and TikToc. Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories, and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns, or may adopt more aggressive pricing policies. Some of our competitors may enjoy better competitive positions in certain geographical regions or within certain user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost-effectively than us to new or changing opportunities. In addition, within the industry generally, costs for users to switch between products are low, and users have a propensity to try new approaches to connecting with people. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the usefulness, ease of use, performance and reliability of our services compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our services;

•	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;

•	our ability to monetize our services;

•	the frequency, size and relative prominence of the advertising and other commercial content displayed by us or our competitors;

•	customer service and support efforts;

•	marketing and selling efforts;

•	changes mandated by legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors;

•	our ability to attract, retain and motivate talented employees, particularly software engineers;

•	our ability to cost-effectively manage and grow our operations; and

•	our reputation and brand strength relative to our competitors.

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

We rely on the Apple App Store and the Google Play Store to distribute our mobile applications. Our business or operating margins may suffer if we are unable to maintain a good relationship with Apple and Google, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions, or if either of these platforms are unavailable for a prolonged period of time.

The Apple App Store and the Google Play Store are our primary distribution, marketing, promotion and payment platforms for our applications. In 2018, we derived 21% of our revenue from Apple and 25% of our revenue from Google. Any deterioration in our relationship with Google or Apple could harm our business and adversely affect the value of our stock.

We are subject to these platforms’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of apps. These platforms have policies governing, for example, treatment of virtual credits and gifts, use of user data, personal and sensitive information, and advertising IDs, as well as ones relating to advertising (including deceptive, disruptive and inappropriate ads) and interference with app and device functionality. Each platform has broad discretion to change and interpret its terms of service and other policies with respect to us and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to application developers on the platform, or limit the use of personal information for advertising purposes. Our business could be harmed if a platform provider modifies its current terms of service or other policies, including fees, in a manner adverse to us.

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

We have offered applications for mobile platforms since May 2010. We expect to continue to devote substantial resources to the development of our mobile applications and new features, including live video features such as Quick and Battles, for our mobile applications, but there can be no assurances that we will continue to succeed in developing or acquiring applications and features that appeal to users or advertisers. We may encounter difficulty in attracting leading advertisers to our mobile applications. We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners. Finally, we may face challenges converting mobile users into users that pay for in-app products, such as subscriptions and gift giving within live video features, such as Battles. These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially viable applications for mobile platforms. If we do not succeed in doing so, our growth prospects could suffer.

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

Our future performance depends, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances, consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing mobile and website technology involves significant technical and business risks. We may not be able to successfully use new technologies or adapt our platforms and technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Because we plan to continue expanding our operations abroad where we have limited operating experience, we may be subject to increased business, economic and regulatory risks that could affect our financial results.

We plan to continue the international expansion of our business operations. We may enter new international markets where we have limited or no experience in marketing, selling and deploying our products. If we fail to deploy or manage our operations in international markets successfully, our business could suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social or economic instability;

•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and changes in laws, regulatory requirements and enforcement;

•	burdens of complying with a variety of foreign laws;

•
potential damage to our brands and reputation due to our compliance with local laws, including potential censorship or requirements to provide user information to local authorities, and/or potential penalties for failing to comply with local laws;

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

We conduct our business in countries outside of the U.S. and depend on payment gateways that are not as well developed as those in the U.S., where most people have credit cards or bank debit cards to use in paying for virtual goods, products and services. Users in some countries in which we operate do not always have access to credit and debit cards and other payment methods common in the U.S. If we are unable to implement payment gateways that provide our members with the ability to pay for goods, products and services easily, or if our payment provider partners object to our business or content, our future results could be adversely affected. Additionally, our inability to collect and receive payments from these other sources could have an adverse effect on our business and results of operations.

Because we rely on Facebook as a distribution, marketing and promotion platform, if our relationship with Facebook changes or if Facebook loses market share, our business could be adversely affected.

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

Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including the General Data Protection Regulation, a comprehensive privacy and data protection reform, adopted by the European Union in April 2016. It became effective May 2018, and impacts the collection and processing of personal data of European Union individuals which may impact our ability to target ads and otherwise monetize user data, and it includes significant penalties for non-compliance. Similarly, California passed the

California Consumer Privacy Act of 2018 and there are a number of similar legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business.

We use email, push notifications, and text message campaigns to drive user engagement. Disruptions in, restrictions on, and certain legal risks associated with the sending or receipt of emails, push notifications, or text messages or a decrease in user willingness to receive emails, push notifications, and text messages could adversely affect our revenues and business.

We use email, push notifications and text message campaigns to drive user engagement. We send a large volume of emails, push notifications and text messages to users notifying them of a variety of activities on our platform, such as new connections. We also rely on the use of email, push notifications and text messages as a part of our registration and validation processes. Because of the importance of email, push notifications and text messages to our business, if we are unable to successfully deliver emails, push notifications or text messages to our users or if users consistently decline to open our emails, push notifications or text messages, our business could be adversely affected.

We also face a risk that service providers or email applications may block bulk message transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails, push notifications or text messages to our users. Third parties may also block our emails as spam, impose restrictions on our emails, push notifications, or text messages, or start to charge for the delivery of emails through their email systems. In addition, changes in how webmail applications organize and prioritize email may reduce the number of users opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a user’s inbox or viewed as “spam” by our users and could reduce the likelihood of that user opening our emails.

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

Without the ability to deliver emails, push notifications, and text messages to our users we may have limited means of maintaining contact and inducing them to use our platform. Due to the importance of email, push notifications and text messages to our business, any disruptions or restrictions on the distribution or receipt of emails, push notifications or text messages or increase in the associated costs could have a material adverse effect on our business and operating results.

Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.

We generate a significant portion of our revenue from advertising, and technologies have been developed, and will likely continue to be developed, that can block the display of our ads on our websites and mobile applications. These technologies could have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile applications, our future financial results may be harmed.

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

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyber-attacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to the Company’s operations and business, misappropriation of the Company’s confidential information and/or that of its users, damage to the Company’s computers or systems and/or those of its users and/or counterparties, violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage or additional compliance costs. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations). While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

If we experience computer malware, viruses, hacking, phishing and DDOS attacks, and spamming, it could harm our business.

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

Due to the rapid growth and widespread use of mobile applications and the Internet, national and local governments are enacting and considering various laws and regulations. In June of 2018, for example, the California governor signed the California Consumer Privacy Act of 2018 into law. We face uncertainty as to the impact of this law and other government regulation on our business. New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of mobile applications or the Internet. Furthermore, the application of existing domestic laws and regulations remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, for example, any such requirements could increase our cost of operations or discourage use of our services.

As a provider of social networking products with a membership-based element, we are also subject to laws and regulations in certain U.S. states and cities and other countries that apply to our automatically-renewing membership payment models. Certain U.S. states and cities and certain countries in Asia also have laws that specifically govern dating services.

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

Due to the global nature of mobile applications and the Internet, it is possible that governments might attempt to further tax our activities, including the sale of virtual currency. New or revised tax regulations and increased VAT tax as we expand internationally may subject us to additional sales, use, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce sales, and decrease the attractiveness of advertising on mobile applications or the Internet. Any of these events could have an adverse effect on our business and results of operations.

Our failure to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted our own privacy policies concerning the collection, use, and disclosure of user data. Any actual or perceived failure by us to comply with our privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups, individuals, or others, which could have an adverse effect on our business. In addition, there are numerous privacy laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which is changing, inconsistent and conflicting and subject to differing interpretations. Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly.

While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct or that we will be able to successfully defend against such claims. Further, actual or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy or data protection-related matters could result in a loss of user confidence in us and damage to our brands, or could ultimately result in a loss of users and advertising partners, any of which could adversely affect our business.

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

We anticipate that we will continue to be a target for regulators and other governmental entity inquiries, particularly given the uptick in enforcement actions. Responding to or defending such actions could cause us to incur substantial expenses and divert our management’s attention. If we are unsuccessful, we could be subject to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations; furthermore, we could have to change our business practices which could impair our ability to obtain new users or provide service to our users. Any change in our business practices or defense of a legal action or regulatory investigation or action could reduce our future revenues and increase our costs and adversely affect our future operating results.

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

We provide platforms for meeting and interacting with new people, including in Live. Although we devote substantial resources to member services and safety, our users have in the past, and will likely in the future, commit crimes against other users or violate other laws as they interact with other users, which could impair our brands and raise the prospect of litigation that may be costly to defend. Additionally, any inappropriate content or behavior by our users could cause our mobile apps to be removed from the App Store and/or Google Play, which could adversely affect our business.

We face certain risks related to the physical and emotional safety of our users.

The nature of online services that connect new people, including Live, is such that we cannot control the actions of our users in their communication or physical actions. There is a possibility that one or more of our users could be physically or emotionally harmed following interaction with another one of our users. This has happened in the past and we expect it will continue to happen in the future. Given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users arranged following contact initiated with our apps. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our app or on the platform of one of our competitors, any resulting negative publicity could materially and adversely affect us or our industry in general. Any such incident involving our apps could damage our reputation and our brands.  In addition, the affected users could initiate legal action against us, which could cause us to incur significant expenses, whether we were successful or not, and damage our reputation. Concerns for such harms and the use of dating products and social networking platforms for illegal conduct could produce future legislation or other governmental action that could require changes to our products, restrict or impose additional costs upon the conduct of our business or cause users to abandon our products.

Shareholder activism could cause a disruption to our business.

On June 27, 2017 and January 5, 2018, the Company entered into Cooperation Agreements with Harvest Small Cap Partners Master Ltd., Harvest Small Cap Partners, LP, Harvest Small Cap Partners GP, LLC, Harvest Capital Strategies, LLC, and Jeff Osher (collectively “Harvest”) and Kanen Wealth Management LLC and David L. Kanen (collectively, “Kanen”), respectively. Each of Harvest and Kanen own or had previously owned shares of the Company’s common stock. Pursuant to their respective Cooperation Agreements, we agreed to make certain changes to the composition of our Board in exchange for each of Harvest’s and Kanen’s agreement to certain customary standstill provisions. Activist investors may continue to attempt to acquire control or effect changes in our strategic direction and how we are governed, or to acquire control. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could adversely effect our results of operations and financial condition since responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming and divert the attention of our board and senior management from the pursuit of business strategies.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public disclosure rules makes our business more visible, which could result in threatened or actual litigation by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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
As we continue to mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional share-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

If we experience any failure or significant interruption in our network, it could harm our business.

Our technology infrastructure is critical to the performance of our mobile applications and website and to user satisfaction. Any damage to or failure of our systems or our inability to scale our systems could result in interruptions in our service. We lease space for our data center and rely on a co-location partner for power, security, connectivity and other services. We also rely on cloud service providers for much of our data storage needs, and rely on third party providers for bandwidth and content delivery. We do not control these vendors and it would take significant time and effort to replace some of them. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks, hacker attacks or other attempts to harm our systems. Our apps have experienced, for example, denial of service and other hacker attacks in the past, and we expect such attacks will continue to occur in the future. If our mobile applications or website are unavailable when users attempt to access them, or if navigation through an application is slower than they expect, users may stop using the applications and become less likely to return as often, if at all. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience. To the extent that our disaster recovery systems are not adequate or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate current and increasing traffic, our business and operating results could suffer.

Because our software is highly technical, undetected errors, if any, could adversely affect our business.

Our products incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, flaws, corrupted data or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar products.

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights and other intellectual property rights as critical to our success. We strive to protect our intellectual property by relying on federal, state and common law rights, as well as foreign rights and contractual restrictions. We pursue the registration of domain names and trademarks in the U.S. and a number of foreign jurisdictions, a process that is expensive and time-consuming and may not be successful or inclusive enough. Our efforts may not prevent misappropriation of our intellectual property or deter the independent development of similar products by others. Failure to protect our intellectual property rights could harm our business and operating results, and circumstances beyond our control could threaten our intellectual property rights. Although we have taken measures to protect our proprietary rights, we cannot assure that others will not offer products or concepts that are substantially similar to ours and compete with our business. We regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. As a result of our open source contributions and the use of open source in our products, we may license or be required to license innovations that could turn out to be material to our business, and we could also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets could be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

If we become subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Companies in the mobile application, Internet, social media technology, social entertainment and other industries, as well as individual artists and entertainers, own large numbers of patents, copyrights and trademarks and frequently request license agreements, threaten litigation or file suit based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and expect to face in the future, legal actions and other allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including competitors and non-practicing entities. As we face increasing competition and as our business grows and changes, including our increased emphasis on user-created content in Live, we could face more claims of infringement. Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners. Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we could be precluded from offering certain products and services.

Class action lawsuits or other litigation matters are expensive and time consuming and could harm our business, financial condition or results of operations.

In addition to intellectual property claims, we may also become involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, or litigation relating to our business transactions or related third party transactions. We anticipate that we will continue to be a target for such lawsuits, particularly given the uptick in class action lawsuits. Defending such lawsuits or any negative outcomes from them could result in substantial fees, monetary damages or fines or changes to our products or business practices, and accordingly our business, financial condition or results of operations could be adversely affected. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations.

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share. We may be unable to meet our payment obligations.

We incur indebtedness to finance our operations and we have substantial amounts of outstanding indebtedness and debt service requirements. Our credit facility contains customary affirmative, negative and financial covenants. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under any indebtedness we may incur from time to time. If we are not able to generate sufficient cash flow to service our debt obligations or meet required debt covenants, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. There is no assurance that we will be able to implement any of these alternatives on commercially reasonable terms, if at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. In addition, an inability to meet our payment obligations under any indebtedness may trigger a default, and possible acceleration of payment terms, under the applicable debt financing agreements.

The United Kingdom's Financial Conduct Authority, which regulates the London Inter-bank Offered Rate ("LIBO Rate"), has announced that it intends to stop encouraging or requiring banks to submit LIBO Rates after 2021, and it is unclear if LIBO Rate will cease to exist or if new methods of calculating LIBO Rates will evolve. We currently have the option to determine our interest rate that includes either the LIBO Rate or the base rate. If LIBO Rate ceases to exist or the methods of calculating LIBO Rate change from their current form, we may no longer have the ability to elect the LIBO Rate option under our current credit facility, and our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds under our credit facility.

User misconduct and misuse of our Live platform or inappropriate and indecent information disseminated on our Live platform may adversely impact our brand image, affect our business and subject us to liabilities.

Because we do not require real-name registration by our streamers and other users, and because we do not have full control over how and what streamers and other users use our apps to communicate, our apps may be misused by individuals or groups of individuals to engage in immoral, disrespectful, fraudulent or illegal activities, including without limitation potential copyright violations or other violations of third party intellectual property rights. For example, on a daily basis we detect and remove spam accounts through which inappropriate or indecent content could be posted and fraudulent or illegal activities may be conducted, and we routinely detect and remove other unlawful, inappropriate or indecent content from our Live platforms. In spite of our efforts, however, we remain exposed to risks of unlawful, inappropriate or indecent content on our Live platforms.

We have made substantial investments in resources, such as a dedicated team aided by proprietary and third party software and technology, to monitor content that content creators and users post on our Live platforms and the way in which our content creators and users engage with each other through our Live platforms. However, such procedures may not prevent all such content from being broadcasted or posted or activities from being carried out. Moreover, as we have limited control over real-time and offline behaviors of our users, to the extent such behaviors are associated with our Live platforms, our ability to protect our brand image and reputation may be limited. For example, our streamers may abuse our Live platforms and get involved with or into troubles with our users offline. Our business and the public perception of our brands may be materially and adversely affected by misuse of our platforms.

If any of our users suffers or alleges to have suffered physical, financial or emotional harm following contact initiated on our Live platforms, we may face civil or criminal lawsuits or other liabilities initiated by the affected user, or governmental or regulatory actions against us. In response to allegations of illegal or inappropriate activities conducted through our platforms or any negative media coverage about us, government authorities may intervene and hold us liable for non-compliance with relevant laws and regulations concerning the dissemination of information on the internet and subject us to administrative penalties or other sanctions, such as requiring us to restrict or discontinue some of the features and services provided on our mobile apps. We could also be subject to claims or investigations under new or evolving policies or legislation, such as the recently enacted Stop Enabling Sex Traffickers Act and Allow States and Victims to Fight Online Sex Trafficking Act. Therefore, we may be subject to investigations or subsequent penalties if content on our Live platforms or otherwise on one of our apps is deemed to be illegal or inappropriate under relevant laws and regulations. As a result, our business may suffer and our reputation, user base, revenues and profitability may be materially and adversely affected.

Negative publicity related to our Live platforms may harm our brands and reputation.

Negative publicity involving us, our users, our streamers, our management, our platforms or our Live platforms may materially and adversely harm our brands and our business. We cannot assure you that we will be able to defuse negative publicity about us, our management and/or our services to the satisfaction of our investors, users and content creators. There may be negative publicity about our company and the misuse of our services, which may adversely affect our brands, public image and reputation. Such negative publicity, especially when it is directly addressed against us, may also require us to engage in defensive media campaigns. This may cause us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations.

Our Live platforms have a limited operating history in a dynamic industry, which makes it difficult to evaluate our future prospects.

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

We began launching our Live services in 2017 and completed the launch on our then-existing apps in 2018. The relatively short operating history makes it difficult to assess our future prospects or forecast our future results. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	increase our number of users, which include users who purchase virtual items offered on our Live platforms, as well as the level of user engagement;

•	develop and deploy diversified and distinguishable features and services for our users;

•	develop or implement strategic initiatives to monetize our Live platforms;

•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

•
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, our industry, or duplicate the features of our services; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If the market for our Live platforms does not develop as we expect or if we fail to address the needs of this dynamic market, our business will be harmed. Failure to adequately address these or other risks and challenges could harm our business and cause our operating results to suffer.

Our Live platform is based on a relatively new business model in relatively new markets and user demand may change or decrease substantially.

Many of the elements of our Live platforms, including features such as Quick and Battles, are relatively unproven and continue to evolve. The markets for our Live products and services are relatively new and rapidly developing and are subject to significant challenges. Our business plan relies heavily upon increased revenues from our Live platforms, as well as our ability to successfully monetize our Live user base and products and services, and we may not succeed in any of these respects.

Some of our current monetization methods are in a relatively initial stage. For example, if we fail to properly manage the supply and timing of our in-app purchase products, such as gifting, and the appropriate price points for these products and services, our users may be less likely to purchase in-app products from us. We consider industry standards and expected user demand in determining how to most effectively optimize in-app purchase merchandising. We cannot assure you that our attempts to monetize our user base and Live products and services will continue to be successful, profitable or widely accepted, and therefore the future revenue and income potential of our business are difficult to evaluate.

If our streamers do not continue to contribute content or their contributions are not appreciated by users, we may experience a decline in the number of active users of our Live platforms and a decline in user engagement.

The success of our Live platforms depends on our ability to provide users with interesting and useful content, which in turn depends on the content generated by our streamers. We seek to foster a broader and more engaged user community, and we encourage content creators to use our platforms to express their views and share interesting, high quality content. If streamers do not continue to contribute content to our Live platforms due to policy changes, their use of alternative communication channels, or any other reasons, or we are unable to provide users with interesting, useful and timely content, our user base and user engagement may decline and our users may make fewer in-app purchases. The market for top streamers is very competitive, and our failure to attract top streamers may affect the quality of the content and our user experience. If we experience a decline in the number of users or the level of user engagement, users may spend less on our Live platforms and customers may not view our products and services as attractive for their advertising and marketing expenditures and may reduce their spending with us, which would materially harm our business and operating results. In addition, most of the in-app purchases for our Live platforms are generated by a small percentage of users. If these users find other platforms more engaging and reduce their spending with us, it could harm our business.

Risks Related to our Stock

Because our stock price may be volatile due to factors beyond our control, you could lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•	changes in the number of our daily and monthly active users;

•	changes in visits by our active users;

•	changes in our ability to attract, retain and compensate streamers in a competitive market;

•	independent reports relating to the metrics of our mobile applications or website;

•	our failure to generate increases in revenue;

•	our failure to meet the challenges of monetizing our users;

•	our failure to achieve or maintain profitability;

•	actual or anticipated variations in our quarterly results of operations;

•	announcements by us or our competitors of significant contracts, new services, or acquisitions;

•	commercial relationships, joint ventures, or capital commitments;

•	the loss of significant business relationships;

•	changes in market valuations of social media companies;

•	the loss of major advertisers;

•	future acquisitions or combinations;

•	the departure of key personnel;

•	short selling activities; or

•	regulatory developments.

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

As of March 6, 2019, we had 74,932,270 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 4% which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of warrants and options, are and will be freely tradable. Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new applications or enhance our existing applications with new or improved features such as Live, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our ability to raise additional funds may be directly related to the strength of the capital and financial markets and the economy both in the U.S. and internationally. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business could be harmed.

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

As of December 31, 2018, we had federal net operating loss carry forwards, or NOLs, of $63.1 million, available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code. Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the Code. An ownership change could be triggered by substantial changes in the ownership of our outstanding stock. For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

The Tax Cuts and Jobs Act imposes limits on the use of NOLs generated after December 31, 2017 to 80% of taxable income. In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods. The NOLs may expire before we can generate sufficient taxable income to use them. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state NOLs. The NOLs, if not offset against future income, will begin to expire at various dates through 2035.

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

Risks Related to our Acquisition Activity

We face additional risks as a result of our acquisitions of Skout, if(we) and Lovoo, as well as our recent acquisition of Growlr, and may be unable to realize the anticipated synergies and related benefits of the acquisition or do so within the anticipated timeframe.

We completed our acquisitions of Skout, if(we), Lovoo and Growlr (collectively, the “Acquired Companies”) on October 3, 2016, April 3, 2017, October 19, 2017 and March 5, 2019, respectively (individually, the “Skout Acquisition”, the “if(we) Acquisition”, the “Lovoo Acquisition” and the “Growlr Acquisition,” collectively, the “Acquisitions”). Each Acquisition involved a combination of two companies that previously operated as independent companies, and, as a result of the Acquisitions, the combined company faces various ongoing risks, including, among others, the following:

•	negative effects on our products and product pipeline from the changes and potential disruption that may follow the Acquisitions;

•	diversion of our management’s attention from other strategic activities;

•	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Acquisitions; and

•	diversion of significant resources from the ongoing development of our existing operations.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

Notwithstanding the due diligence investigations we performed in connection with the Acquisitions, the Acquired Companies may have liabilities, losses or other exposures for which we do not have adequate insurance coverage, indemnification or other protection.

While we performed significant due diligence on each of the Acquired Companies prior to the Acquisitions, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Skout, if(we), Lovoo and Growlr and each of their respective representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of Skout, if(we), Lovoo or Growlr before the Acquisitions, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse from the Acquisitions are limited under their respective acquisition agreements.

In each of our Acquisitions, our contractual recourse has been typically limited. For example, Lovoo’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the purchase agreement for the Lovoo Acquisition (the “Lovoo Purchase Agreement”) and other specific indemnities as set forth in the Lovoo Purchase Agreement. Except in the event Lovoo breaches a Fundamental Representation (as defined in the Lovoo Purchase Agreement), we cannot make a claim for indemnification pursuant to the Lovoo Purchase Agreement (i) for any Guarantee Claims (as defined in the Lovoo Purchase Agreement) resulting from an individual breach unless such breach exceeds $65,000 (provided that Guarantee Claims of the same or similar and nature shall be aggregated) and (ii) unless and until the aggregate amount of all Guarantee Claims resulting from all individual breaches exceeds $650,000, and we cannot make a claim for a breach of a non-Fundamental Guarantee after the date that is 24 months after the date of closing of the Lovoo Acquisition. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from Lovoo, which could have a material adverse impact on our business and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and technical operations are located in New Hope, Pennsylvania and consist of approximately 19,000 square feet of office space, of which 17,000 square feet expires in March 2022 and 2,000 square feet expires in April 2020. We also lease office space in Philadelphia, Pennsylvania, San Francisco, California and Dresden and Berlin, Germany. Our data centers are leased and operated in Secaucus, New Jersey and San Francisco, California.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEET.” The last reported sales price of our common stock as reported by the NASDAQ Capital Market on March 6, 2019 was $5.48 per share.

The following table sets forth the quarterly high and low sales price information for the periods indicated. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

For the Year Ended December 31, 2018	High	Low
First quarter	$3.24	$1.85
Second quarter	$4.60	$1.84
Third quarter	$5.35	$3.70
Fourth quarter	$5.63	$3.33
For the Year Ended December 31, 2017
First quarter	$6.20	$4.51
Second quarter	$6.45	$4.50
Third quarter	$5.45	$3.41
Fourth quarter	$3.82	$2.19

Shareholders

According to the records of our transfer agent, there were 636 holders of record of our common stock as of March 6, 2019. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program were made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. The 2016 Repurchase Program was terminated on August 29, 2017; consequently, the Company did not repurchase any shares during the year ended December 31, 2018 and 2017.

Stock Performance Graph

The graph below matches The Meet Group’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/13	12/14	12/15	12/16	12/17	12/18

The Meet Group, Inc.	$100.00	$83.61	$195.63	$269.40	$154.10	$253.01
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
RDG Internet Composite	$100.00	$96.39	$133.20	$140.23	$202.15	$201.16

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

	For the Years Ended December 31,
	2018	2017(1)	2016(1)	2015	2014
Statements of Operations Data:
Revenues	$178,613,495	$123,753,813	$76,124,109	$56,903,773	$44,817,436
Total operating costs and expenses	174,750,913	180,764,422	56,901,470	48,909,207	47,963,841
Income (loss) from operations	3,862,582	(57,010,609)	19,222,639	7,994,566	(3,146,405)
Net income (loss)	1,143,388	(64,591,727)	46,268,618	5,969,628	(3,962,165)
Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$0.02	$(0.94)	$0.89	$0.13	$(0.10)
Diluted net income (loss) per common stockholder	$0.02	$(0.94)	$0.80	$0.12	$(0.10)

Balance Sheet Data:
Working capital	$8,920,429	$8,015,160	$32,678,157	$29,213,696	$17,482,116
Total assets	267,852,169	275,344,771	209,489,484	111,490,673	103,213,759
Current portion of capital lease obligations	134,067	254,399	221,302	366,114	872,761
Current portion of long-term debt	18,566,584	15,000,000	—	—	2,068,326
Long-term capital lease obligations, less current portion, net	58,683	192,137	—	221,302	587,416
Long-term debt, less current portion, net	18,087,956	40,637,106	—	—	556,612
Total stockholders’ equity	197,220,826	185,540,560	195,088,589	102,670,362	92,256,967

(1)	See Note 2— Acquisitions for further details on our Skout, if(we) and Lovoo Acquisitions.

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

Company Overview

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a portfolio of mobile social entertainment apps designed to meet the universal need for human connection.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and, as of March 5, 2019, Growlr®.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years we have transformed our business from an advertising based revenue model to one where the majority of our revenue is derived from user pay monetization and subscription. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties: Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged (if(we)) in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active global user base, and sophisticated data science for effective targeting. We work with our advertisers and advertising networks to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc. (“Match Group”), and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Asian dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

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

2018 Highlights

•	Total revenue was $178.6 million for 2018, up 44.3% from $123.8 million in 2017.

•
Net income was $1.1 million for 2018. Adjusted EBITDA was $32.0 million for 2018. For the definition of Adjusted EBITDA, please refer to the Non-GAAP – Financial Measures included below in this filing.

•	Cash and Cash Equivalents totaled $28.4 million at December 31, 2018.

Recent Acquisition of Growlr

On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, LLC, a privately held company that owns and operates a leading same-sex social application, Growlr (“Growlr”). The Company acquired Growlr for $11.8 million, using $4.8 million in cash on hand and $7.0 million from the New Revolving Credit Facility (as defined herein), plus an earnout of $2.0 million to be paid in annual $1.0 million installments over the next two years if certain revenue metrics are achieved in each year.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions (“CPM”) could affect our revenue and financial results. In 2017 we experienced declining advertising rates, which negatively affected our revenue. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

•
Seasonality: Historically, advertising spending has traditionally been seasonal with a peak in the fourth quarter of each year. With the decline in advertising rates in 2017, we did not experience this seasonality consistent with prior years. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. We believe that this seasonality in advertising spending affects our quarterly results, which historically have reflected a growth in advertising revenue between the third and fourth quarters and a decline in advertising spending between the fourth and subsequent first and second quarters each year. Growth trends in web and mobile MAUs and DAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions, as well as our expenses and capital expenditures.

•
Business Combinations: Acquisitions have been an important part of our growth strategy. During the two years in the period ended December 31, 2017, we acquired three companies (Skout, if(we) and Lovoo), representing four significant brands for our portfolio (Skout, Tagged, Hi5 and Lovoo). Our ability to integrate acquired apps into our portfolio will impact our financial performance. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated results of operations may not be comparable between periods.

Growth trends in web and mobile MAUs and DAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions, as well as our expenses and capital expenditures.

Changes in user engagement patterns from web to mobile, international diversification and the rollout of our live video product also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as video broadcasts, status posts, messages, or photos) or generate feedback increases as our user base grows. We continue to create new and improved features to drive social sharing and increase monetization.

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

U.S. Federal income tax reform could adversely affect us

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also established new tax laws that affected 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of FTCs to reduce the U.S. income tax liability; and (9) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

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

In accordance with the guidance under SAB 118, we have completed our accounting for the impact of the Tax Act. No material adjustments have been made with respect to the amounts reported in our prior filing. Additionally, the Company has calculated the expected impact of GILTI, which resulted in a tax expense in 2018 of approximately $0.3 million, which was mostly offset with the utilization of NOL carryforwards.

The future impacts of the Tax Act on holders of our common shares are uncertain and could, in certain instances, be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 that is used in the following discussions of our results of operations:

	Year Ended December 31,		Change From Prior Year
	2018	2017	($)%
Revenues	$178,613,495	$123,753,813	$54,859,682	44.3%
Operating costs and expenses:
Sales and marketing	32,085,512	20,355,964	11,729,548	57.6%
Product development and content	102,757,432	60,704,473	42,052,959	69.3%
General and administrative	21,093,834	19,549,805	1,544,029	7.9%
Depreciation and amortization	13,775,881	11,573,827	2,202,054	19.0%
Acquisition and restructuring	5,038,254	12,151,492	(7,113,238)	(58.5)%
Goodwill impairment	—	56,428,861	(56,428,861)	(100.0)%
Total operating costs and expenses	174,750,913	180,764,422	(6,013,509)	(3.3)%
Income (loss) from operations	3,862,582	(57,010,609)	60,873,191	106.8%
Other income (expense):
Interest income	24,417	5,731	18,686	326.1%
Interest expense	(2,322,148)	(860,392)	(1,461,756)	(169.9)%
Loss on disposal of assets	(95,315)	—	(95,315)	(100.0)%
Gain (loss) on foreign currency transactions	97,533	(32,488)	130,021	400.2%
Other	43,775	9,631	34,144	354.5%
Total other expense	(2,251,738)	(877,518)	(1,374,220)	(156.6)%
Income (loss) before income tax benefit (expense)	1,610,844	(57,888,127)	59,498,971	102.8%
Income tax expense	(467,456)	(6,703,600)	6,236,144	93.0%
Net income (loss)	$1,143,388	$(64,591,727)	$65,735,115	101.8%

Revenues

Our revenues were approximately $178.6 million in 2018, an increase of $54.9 million or 44.3% compared to $123.8 million in 2017. The following table presents our revenues disaggregated by revenue source in 2018 and 2017:

	Year Ended December 31,
	2018		2017
	$	%	$	%
User pay revenue	$107,330,136	60.1%	$33,791,592	27.3%
Advertising	71,283,359	39.9%	89,962,221	72.7%
Total revenue	$178,613,495	100.0%	$123,753,813	100.0%

The increase in revenue is attributable to a $73.5 million increase in user pay revenue, which was partially offset by a $18.7 million decrease in advertising revenue. The increase in revenue is primarily attributable to the acquisition of if(we) (the “if(we) Acquisition”) and the acquisition of Lovoo (the “Lovoo Acquisition”) occurring in the second and fourth quarters of 2017, respectively. The increase in user pay revenue is attributed to increased adoption of MeetMe Live and Skout Live and the adoption of Tagged Live and Lovoo Live during 2018. The decrease in ad revenue is primarily due to the decrease in advertising rates.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $11.7 million, or 57.6%, to $32.1 million in 2018 from $20.4 million in 2017. The net increase in sales and marketing expenses, including if(we) and Lovoo sales and marketing related expense, is due to increased advertising spend of approximately $9.7 million to attract more users to the apps, increased employee expenses of approximately $1.1 million and increased stock-based compensation costs of $0.5 million. The increase in employee expenses and stock-based compensation expenses are primarily due to the if(we) Acquisition and the Lovoo Acquisition.

Product Development and Content: Product development and content expenses increased approximately $42.1 million, or 69.3%, to $102.8 million in 2018 from $60.7 million in 2017. The net increase in product development and content expense, including if(we) and Lovoo product development related expenses, is attributable to increases in mobile content costs of $33.6 million, professional fees of $3.1 million, employee expenses of $2.0 million, data center and technical operations of $1.4 million, safety and moderation expenses of $0.8 million and stock-based compensation of $0.8 million. The increase in employee expenses, data center and technical operations and stock-based compensation costs are attributable to the if(we) Acquisition and Lovoo Acquisition. The increase in mobile content costs is due to the if(we) Acquisition and the Lovoo Acquisition as well as the increased adoption of MeetMe Live and Skout Live and the adoption of Tagged Live and Lovoo Live during 2018.

General and Administrative: General and administrative expenses increased $1.6 million or 7.9%, to $21.1 million in 2018 from $19.5 million in 2017. The net increase in general and administrative expense, including if(we) and Lovoo general and administrative related expenses, is primarily due to increases in employee expenses of $1.5 million. These increases are attributable primarily to the Lovoo Acquisition.

Depreciation and Amortization: Depreciation and amortization expenses increased $2.2 million or 19.0%, to $13.8 million in 2018 from $11.6 million in 2017. The increase in in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition.

Acquisition and Restructuring: Acquisition and restructuring costs decreased $7.2 million or 58.5%, to $5.0 million in 2018 from $12.2 million in 2017. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to no acquisitions occurring in 2018.

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

Interest Expense

Interest expense increased approximately $1.4 million or 169.9%, to $2.3 million in 2018 from $0.9 million in 2017. The increase in interest expense is due to a higher debt balance and effective interest rate during 2018.

Income Tax Benefit (Expense)

The income tax expense was $0.5 million in 2018 compared to $6.7 million in 2017. Our effective tax rate (“ETR”) of 28.9% in 2018 was higher than the 2017 rate of 11.6%. This difference is due mostly to the the mix of earnings between U.S. and Germany partially offset by, an additional benefit for the anticipated use of state net operating losses and reduction of the statutory U.S. tax rate. Tax expense in 2017 includes the expense from the change in the tax effect of our net deferred tax assets being reduced from 35% to 21% as a result of the Tax Act in 2017 and a nondeductible goodwill impairment in 2017.

Due to the change in tax law, tax expense of $7.7 million was included in our 2017 income tax expense related to the remeasurement of our net deferred tax assets at the new U.S. federal corporate tax rate of 21% as a result of the Tax Act. For further discussion of the Tax Act, see Note 11— Income Taxes in the accompanying notes to the consolidated financial statements.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 that is used in the following discussions of our results of operations:

	Year Ended December 31,		Change From Prior Year
	2017	2016	($)%
Revenues	$123,753,813	$76,124,109	$47,629,704	62.6%
Operating costs and expenses:
Sales and marketing	20,355,964	15,089,987	5,265,977	34.9%
Product development and content	60,704,473	25,790,173	34,914,300	135.4%
General and administrative	19,549,805	9,494,804	10,055,001	105.9%
Depreciation and amortization	11,573,827	4,069,211	7,504,616	184.4%
Acquisition and restructuring	12,151,492	2,457,295	9,694,197	394.5%
Goodwill impairment	56,428,861	—	56,428,861	100.0%
Total operating costs and expenses	180,764,422	56,901,470	123,862,952	217.7%
Income (loss) from operations	(57,010,609)	19,222,639	(76,233,248)	(396.6)%
Other income (expense):
Interest income	5,731	21,185	(15,454)	(72.9)%
Interest expense	(860,392)	(19,388)	(841,004)	(4,337.8)%
Change in warrant liability	—	(864,596)	864,596	100.0%
Gain (loss) on foreign currency transactions	(32,488)	33,416	(65,904)	(197.2)%
Other	9,631	—	9,631	100.0%
Total other expense	(877,518)	(829,383)	(48,135)	(5.8)%
Income (loss) before income tax benefit (expense)	(57,888,127)	18,393,256	(76,281,383)	(414.7)%
Income tax benefit (expense)	(6,703,600)	27,875,362	(34,578,962)	(124.0)%
Net (loss) income	$(64,591,727)	$46,268,618	$(110,860,345)	(239.6)%

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

Depreciation and Amortization: Depreciation and amortization expenses increased $7.5 million or 184.4%, to $11.6 million in 2017 from $4.1 million in 2016. The increase in depreciation and amortization expense is primarily attributable to the amortization of intangibles related to the if(we) Acquisition, the Lovoo Acquisition and a full year of amortization of the intangibles related to our acquisition of Skout (the “Skout Acquisition”).

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

Comparison of Stock-Based Compensation and Other Costs and Expenses

Stock-Based Compensation

Stock-based compensation expense, included in operating expense by category, increased approximately $0.8 million to $9.3 million in 2018 from $8.5 million in 2017. Stock-based compensation expense represented 5.3% and 6.8% of operating expenses (excluding a goodwill impairment charge of $56.4 million in 2017) in 2018 and 2017, respectively.

Stock-based compensation expense increased approximately $4.9 million to $8.5 million in 2017 from $3.6 million in 2016. Stock-based compensation expense represented 6.8% and 6.3% of operating expenses (excluding a goodwill impairment charge of $56.4 million in 2017) in 2017 and 2016, respectively.

As of December 31, 2018, there was approximately $1.8 million, $9.4 million and $1.5 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.2 years, 1.9 years and 2.3 years relating to stock options, RSAs and performance share units (“PSUs”), respectively.

	For the Years Ended December 31,			2018 to 2017	2017 to 2016
	2018	2017	2016	Changes ($)	Changes ($)
Sales and marketing	$903,713	$439,797	$354,088	$463,916	$85,709
Product development and content	4,767,804	4,008,545	1,528,547	759,259	2,479,998
General and administrative	3,614,333	4,018,936	1,685,352	(404,603)	2,333,584
Total stock-based compensation expense	$9,285,850	$8,467,278	$3,567,987	$818,572	$4,899,291

Stock-based compensation expense is composed of the following:

	For the Years Ended December 31,
	2018	2017	2016
Vesting of stock options	$2,097,830	$3,377,286	$1,475,106
Vesting of restricted stock awards	6,559,590	5,089,992	2,092,881
Vesting of PSUs	628,430	—	—
Total stock-based compensation expense	$9,285,850	$8,467,278	$3,567,987

Liquidity and Capital Resources

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$28,596,224	$31,270,666	$25,922,895
Net cash used in investing activities	(2,507,779)	(128,003,910)	(30,941,011)
Net cash provided by (used in) financing activities	(22,406,755)	99,924,461	7,939,271
	$3,681,690	$3,191,217	$2,921,155

Net cash provided by operations was $28.6 million, $31.3 million and $25.9 million in 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, net cash provided by operations consisted primarily of net income of approximately $1.1 million adjusted for certain non-cash expenses of approximately $13.8 million of depreciation and amortization expense and $9.3 million related to stock based compensation for the vesting of stock options. Additionally, changes in working capital increased the net cash provided by operations. These changes included increases in accounts payable and accrued liabilities of $7.5 million and deferred revenue of $0.4 million, offset by increases in accounts receivable of approximately $1.5 million and in prepaid expenses, other current assets and other assets of approximately $2.8 million.

For the year ended December 31, 2017, net cash provided by operations consisted primarily of net loss of approximately $64.6 million adjusted for certain non-cash expenses of approximately $11.6 million of depreciation and amortization expense, $6.9 million related to deferred taxes, $8.5 million related to stock based compensation for the vesting of stock options and a $56.4 million goodwill impairment charge. Additionally, changes in working capital increased the net cash provided by operations. These changes included decreases in accounts receivable of approximately $3.7 million resulting from collections, prepaid expenses, other current assets and other assets of approximately $4.7 million and $1.6 million in deferred revenue and increases in accounts payable and accrued liabilities of $1.9 million.

For the year ended December 31, 2016, net cash provided by operations consisted primarily of net income of $46.3 million adjusted for certain non-cash expenses, including $28.1 million related to deferred taxes, $4.1 million of depreciation and amortization expense, $3.6 million related to stock based compensation for the vesting of stock options, $0.2 million for bad debt expense and approximately $0.9 million for change in warrant liability. Changes in working capital decreased the net cash provided by operations. These changes included increases in accounts receivable of $3.2 million and approximately $0.2 million in prepaid expenses, other current assets and other assets, partially offset by an increase of approximately $2.6 million in accounts payable and accrued liabilities.

Net cash used in investing activities was $2.5 million, $128.0 million and $30.9 million in 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, net cash used in investing activities was due to purchases of property and equipment.

For the year ended December 31, 2017, net cash used in investing activities was primarily due to the if(we) Acquisition and the Lovoo Acquisition.

For the year ended December 31, 2016, net cash used in investing activities was primarily due to the Skout acquisition and capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities in 2018 was $22.4 million. Net cash provided by financing activities in 2017 and 2016 was $99.9 million and $7.9 million, respectively.

Net cash used in financing activities in the year ended December 31, 2018 of approximately $22.4 million was due to $19.3 million of debt payments, a $5.0 million payment of contingent consideration (see Note 2— Acquisitions for further details), $0.4 million of payments for restricted stock awards withheld for taxes and $0.2 million of capital lease payments, partially offset by $2.6 million of proceeds from the exercise of stock options.

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

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$28,365,725	$24,158,444
Total assets	$267,852,169	$275,344,771
Percentage of total assets	10.6%	8.8%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of December 31, 2018 and 2017, we had positive working capital of $8.9 million and $8.0 million, respectively.

On April 29, 2013, we (i) entered into a loan and security agreement with a leading provider of debt financing to technology companies (the “Loan Agreement”) and (ii) issued two warrant agreements (“Warrants”), for the purchase of shares of our common stock to the lenders under the Loan Agreement. The Loan Agreement had an aggregate commitment of $8.0 million. We borrowed $5.0 million under the Loan Agreement on April 29, 2013. Had we achieved certain financial goals, we could have borrowed two additional tranches of loans, each in an aggregate principal amount of up to $1.5 million. All loans under the Loan Agreement had a term of 36 months and could not be re-borrowed after repayment. The lender under the Loan Agreement had a security interest in substantially all of our assets. The purchase price for the shares of common stock issuable upon exercise of the Warrants was equal to, at each Warrant holder’s option, the lower of (x) $1.96 and (y) the price per share of the stock issued in the next equity placement of our stock, subject to certain restrictions set forth in the Warrants. The Warrants could have been exercised until February 28, 2024. As of December 31, 2018, we did not have any outstanding indebtedness under the Loan Agreement. The remaining warrants were exercised in 2017.

On March 3, 2017, in connection with the if(we) Acquisition discussed in Note 2— Acquisitions, we entered into a credit agreement (the “Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provided for a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility,” the “Credit Facilities”). On April 3, 2017, we drew down $15.0 million from its Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, we paid in full the outstanding balance on the Term Loan Facility.

On September 18, 2017, in connection with the Lovoo Acquisition discussed in Note 2— Acquisitions, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “New Term Loan Facility,” and together with the “New Revolving Credit Facility”, the “New Credit Facilities”). On October 18, 2017, we drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred when we entered into the New Credit Facilities were $0.6 million. Fees and direct costs incurred are offset against long-term debt on the accompanying balance sheet as of December 31, 2018.

We have used the proceeds under the New Credit Facilities for general purposes, including the Lovoo Acquisition. We will also use proceeds of the New Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the New Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The New Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At our election, loans made under the New Credit Facilities will bear interest at either (i) a base rate (“Base Rate”) plus an applicable margin or (ii) a London interbank offered rate (“LIBO Rate”) plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. Our present and future domestic subsidiaries (the “Guarantors”) will guarantee our obligations under the New Credit Facilities. Our obligations under the New Credit Facilities are secured by all of our assets and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents. On March 7, 2018, we entered into an amendment to the Amended and Restated Credit Agreement, that, among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, we entered into an amendment to the Amended and Restated Credit Agreement that amends our obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. In conjunction with this amendment, we made a one-time principal payment of approximately $4.3 million in the third quarter of 2018. See Note 7— Long-Term Debt for details on an amendment to the Amended and Restated Credit Agreement.

As of December 31, 2018, we had an outstanding balance of $36.9 million on our New Term Loan Facility. The weighted average interest rate at December 31, 2018 was 5.59%. Remaining unamortized fees and direct costs incurred for the Company’s Credit Facilities were $0.3 million. As of December 31, 2018, the Company did not have an outstanding balance on its Revolving Credit Facility.

We did not enter into any new capital lease agreements for the year ended December 31, 2018 other than the capital leases acquired as part of the Lovoo Acquisition. As of December 31, 2018, capital leases that were previously entered into had approximately $0.2 million in principal amount of capital lease indebtedness, all of which is due by 2021.

We believe that, with our current available cash, anticipated revenues and collections on our accounts receivables and our access to capital through various financing options, we will have sufficient funds to meet our anticipated cash needs for at least the next 12 months.

We have budgeted capital expenditures of $2.5 million for 2019, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations, revenue recognition, accounts receivable valuation, the fair value of financial instruments, valuation of deferred tax assets, income taxes, contingencies, goodwill, long-lived assets and intangibles with finite lives and stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.

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

Business Acquisitions and Contingent Consideration Arrangements

We account for all business acquisitions at fair value and expense acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date.

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

Revenue Recognition

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. We offer in-app products such as Credits, Points, Gold and Icebreakers (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for our virtual products. The In-App Products allow users to engage with other users on the applications and in live video, and put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on our platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that we manage. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of our platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on our platforms. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) we determine the likelihood of the In-App Products being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. The determination of the breakage rate is based upon company-specific historical redemption patterns. Breakage is recognized in revenue as the In-App Products are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the consolidated statements of operations and comprehensive income (loss). For MeetMe+, Tagged, Skout and Lovoo subscription based products, we recognize revenue over the term of the subscription.

Under ASC 606, user pay revenue has a single performance obligation. Subscriptions provide customers with premium access to the application and include credits on MeetMe+, while In-App Product purchases are satisfied by standing ready to allow users to exchange the In-App Products for virtual products. The consideration received for these services is fixed at the time of purchase. The customer simultaneously receives and consumes the benefits of user pay features as we perform the services. Revenue is recorded in deferred revenue when purchased by customer and recognized as revenue over time as the performance obligation is satisfied.

The adoption of ASC 606 primarily affected the timing of revenue recognition for MeetMe+ subscriptions, which were historically recognized using the revenue recognition methodology for credits. Beginning on January 1, 2018, MeetMe+ subscription revenue was recognized over the subscription period using a mid-month convention. The change in revenue recognition methodology resulted in a cumulative-effect adjustment of $0.02 million recognized as a credit to retained earnings and a reduction to deferred revenue on January 1, 2018. The adoption of ASC 606 did not have an impact on the: (i) subscription revenue for Tagged, Skout and Lovoo or (ii) in-app purchases revenue for MeetMe, Tagged, Skout and Lovoo.

Advertising Revenue

Advertising revenue is comprised of mobile and web advertising. Within each revenue stream, we have one performance obligation to publish advertisements as specified by the respective contracts. The amount of consideration that we expect to receive for the services is variable based on the volume of advertisement impressions. We do not offer any discounts or free impressions and have not historically experienced any collectability issues.

We also recognize revenue from cross-platform/social theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/social theater contracts, the consideration promised is fixed per ad campaign and term, and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand (“CPM”) rates and number of impressions served due to traffic volume and the specific ad campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. As such, we recognize all actual advertising revenues from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period.

We have transactions with several partners that qualify for principal agent considerations. We recognize revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements with advertising networks. Pursuant to such revenue-sharing agreements, we provide services in exchange for a fee. We determine only the fee for providing our services to advertising agencies and have no latitude in establishing prices with third party advertisers.

In instances where we work directly with an advertiser, revenue is recognized on a gross basis. We are the primary obligor in arrangements made with direct advertisers, as there is no third-party facilitating or managing the sales process. We are solely responsible for determining price, product or service specifications and which advertisers to use. We assume all credit risk in the sales arrangements made with direct advertisers.

We have determined that the performance obligation under the advertising revenue streams is recognized ratably over time utilizing the “Right to Invoice” practical expedient as customers simultaneously consume and receive benefits of the advertisement impressions.

The adoption of ASC 606 did not result in a transition adjustment on the recognition of advertising revenues as our revenue recognition under ASC 605 is consistent with the guidance under ASC 606.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit on a non-collateralized basis to both domestic and international customers. We extend credit to customers in the normal course of business and maintain an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

Based on this evaluation, we maintain an allowance for potential credit losses and discounts based on historical experience and other information available to management. Discounts historically represent less than 1% of the related revenues. The fees associated with display advertising are often based on “impressions,” which are created when the ad is loaded. The amount of impressions often differs between non-standardized tracking systems, resulting in discounts on some payments. Differences between ad serving platforms with respect to impressions is primarily due to lag time between serving of advertising and other technical differences.

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$527,958	$193,746	$338,125	$383,579
Year Ended December 31, 2017	$283,000	$304,306	$59,348	$527,958
Year Ended December 31, 2016	$133,000	$152,587	$2,587	$283,000

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

As part of the Lovoo Acquisition we amended and restated our term loan and revolving credit facility. The outstanding balance as of December 31, 2018 of the term loan approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 7— Long-Term Debt for more information regarding the our credit facilities.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, most provisions of which became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 35% to 21% and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. We have adopted a policy with respect to the IRC Sec. 162(m) limiting deductions for compensation expense in excess of $1 million for certain high paid employees that we consider stock based compensation as being earned first in determining whether any deferred tax asset will be limited.

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

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. We perform our annual impairment test as of October 1st of a given calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In prior years, we performed our annual goodwill impairment test as of December 31st of a given calendar year. This change was made to more align with our internal forecasting process. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We have determined that there are two reporting units, The Meet Group U.S. and Lovoo.

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

In the fourth quarter of 2017, through our annual testing of goodwill, we determined that a $56.4 million one-time, non-cash impairment was required for our U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower CPMs which negatively affected our results and outlook. We believe this non-cash impairment charge does not impact our ability to generate cash flow in the future; it is not tax deductible. There was no goodwill impairment noted in our annual impairment testing for 2018. See Note 4— Goodwill in the accompanying notes to the consolidated financial statements for further details on our annual impairment testing.

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships and mobile applications and are initially recorded at fair value. Amortization is recorded using an accelerated method based on projected revenues related to each asset over the respective estimated useful lives.

	Years
Trademarks	5	to	10
Domain names	5	to	10
Mobile applications, purchased and internally developed	1	to	5
Customer relationships	1	to	10

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, then we compare the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, then we measure the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of us. For the years ended December 31, 2018, 2017 and 2016, the Company determined that no impairment charge was necessary.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of our common stock on the date of grant. The fair value of performance share awards is estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. Forfeitures are accounted for as they occur. Compensation expense for all stock-based compensation is recognized on a straight-line basis over the requisite service period of the award.

Contingencies

We accrue for contingent obligations, including legal costs and restructuring costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Operating Expenses

Our principal operating expenses are divided into the following categories:

•	Sales and Marketing: Our sales and marketing expenses consist primarily of salaries, benefits, and non-cash share-based compensation for our employees engaged in sales, sales support and marketing.

•
Product Development and Content: Our product development and content expenses, including costs incurred in the classification and organization of listings within our websites, salaries, benefits, non-cash share-based compensation for our employees, utility charges, occupancy and support for our offsite technology infrastructure, bandwidth and content delivery fees and development and maintenance costs, are expensed as incurred.

•
General and Administrative: Our general and administrative expenses consist primarily of salaries, benefits and non-cash share-based compensation for our executives as well as our finance, legal, human resources, and other administrative employees. In addition, our general and administrative expenses include outside consulting, legal and accounting services, facilities and other supporting overhead costs.

•
Depreciation and Amortization: Our depreciation and amortization are non-cash expenses which have consisted primarily of depreciation and amortization related to our property and equipment and intangible assets. Currently, the amortization expense is attributable to intangible assets associated with the acquisition of Skout, if(we) and Lovoo.

•
Acquisition and Restructuring Costs: Acquisition costs include transaction costs including legal and diligence costs, accounting fees, employee retention bonuses in connection with the acquisitions and travel costs incurred by us during the acquisition process. Restructuring costs include costs incurred related to our business acquisitions, costs incurred in conjunction with the restructuring of our business processes, exit costs of non-cancellable leases and employee exit and relocation costs recorded as incurred.

•
Other Income (Expense): Other income (expense) consists primarily of interest earned and interest expense. We have invested our cash in AAA rated, fully liquid money market accounts. Interest expense relates to our credit facilities as discussed in Note 7— Long-Term Debt of the accompanying notes to the consolidated financial statements.

Contractual Obligations

Our principal commitments consist of obligations for capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital leases(1)	$198,343	$139,001	$59,342	$—	$—
Operating leases(2)	3,635,749	1,789,672	1,562,775	283,302	—
Cloud data storage(3)	4,310,187	456,406	1,618,480	2,235,301	—
New Term Loan Facility(4)	36,940,158	18,566,584	18,373,574	—	—
Total	$45,084,437	$20,951,663	$21,614,171	$2,518,603	$—

(1)	The capital lease obligations relate to equipment lease agreements for equipment primarily used in our data centers.

(2)	The operating lease obligations relate to equipment and facilities we lease in the U.S.

(3)	The cloud data storage costs relate to Google Cloud costs from our Lovoo application.

(4)
Interest rates on the New Term Loan Facility are variable in nature, however, we are party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $26.3 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the December 31, 2018 level, we would receive interest payments of $0.1 million in 2019 and $0.01 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as Adjusted EBITDA, which is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and stockholders benefit from referring to Adjusted EBITDA in planning, forecasting and analyzing future periods. We use this non-GAAP financial measure in evaluating our financial and operational decision making and as a means to evaluate period-to-period comparison.

We define Adjusted EBITDA as earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, stock-based compensation, changes in warrant obligations, nonrecurring acquisition, restructuring or other expenses, gain or loss on disposals of assets, gain or loss on foreign currency transactions and goodwill and long-lived asset impairment charges, if any. We exclude stock-based compensation because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors, and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability. We recognize that Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$1,143,388	$(64,591,727)	$46,268,618
Interest expense	2,322,148	860,392	19,388
Change in warrant liability	—	—	864,596
Income tax expense (benefit)	467,456	6,703,600	(27,875,362)
Depreciation and amortization	13,775,881	11,573,827	4,069,211
Stock-based compensation expense	9,285,850	8,467,278	3,567,987
Goodwill impairment	—	56,428,861	—
Acquisition and restructuring	5,038,254	12,151,492	2,457,295
Loss on disposal of assets	95,315	—	—
(Gain) loss on foreign currency transactions	(97,533)	32,488	(33,416)
Adjusted EBITDA	$32,030,759	$31,626,211	$29,338,317

We use ARPU and ARPDAU to measure activity on our apps, for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We present these user metrics because we believe they are important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry and because we believe that these metrics provide useful information to investors regarding our financial condition and results of operations. There are no directly comparable GAAP measures to ARPU or ARPDAU provided in our financial statements and therefore no reconciliations are provided.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2018 was held in insured depository accounts, of which $21.5 million exceeded insurance limits.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Meet Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Meet Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Meet Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Blue Bell, Pennsylvania
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The Meet Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited The Meet Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 8, 2019 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 8, 2019

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,365,725	$24,158,444
Accounts receivable, net of allowance of $383,579 and $527,958 at December 31, 2018 and 2017, respectively	27,148,484	26,443,675
Prepaid expenses and other current assets	4,911,057	3,245,174
Total current assets	60,425,266	53,847,293
Restricted cash	—	894,551
Goodwill	148,132,873	150,694,135
Property and equipment, net	4,633,764	4,524,118
Intangible assets, net	36,558,439	48,719,428
Deferred taxes	15,648,572	15,521,214
Other assets	2,453,255	1,144,032
Total assets	$267,852,169	$275,344,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,071,193	$6,277,846
Accrued liabilities	19,112,303	19,866,438
Current portion of long-term debt	18,566,584	15,000,000
Current portion of capital lease obligations	134,067	254,399
Deferred revenue	4,620,690	4,433,450
Total current liabilities	51,504,837	45,832,133
Long-term capital lease obligations, less current portion, net	58,683	192,137
Long-term debt, less current portion, net	18,087,956	40,637,106
Long-term derivative liability	940,216	2,995,657
Other liabilities	39,651	147,178
Total liabilities	70,631,343	89,804,211
Commitments and contingencies (see Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 74,697,526 and 71,915,018 shares issued and outstanding at December 31, 2018 and 2017, respectively	74,700	71,918
Additional paid-in capital	419,455,818	408,029,068
Accumulated deficit	(220,276,025)	(221,435,888)
Accumulated other comprehensive loss	(2,033,667)	(1,124,538)
Total stockholders’ equity	197,220,826	185,540,560
Total liabilities and stockholders’ equity	$267,852,169	$275,344,771

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Revenues	$178,613,495	$123,753,813	$76,124,109
Operating costs and expenses:
Sales and marketing	32,085,512	20,355,964	15,089,987
Product development and content	102,757,432	60,704,473	25,790,173
General and administrative	21,093,834	19,549,805	9,494,804
Depreciation and amortization	13,775,881	11,573,827	4,069,211
Acquisition and restructuring	5,038,254	12,151,492	2,457,295
Goodwill impairment	—	56,428,861	—
Total operating costs and expenses	174,750,913	180,764,422	56,901,470
Income (loss) from operations	3,862,582	(57,010,609)	19,222,639
Other income (expense):
Interest income	24,417	5,731	21,185
Interest expense	(2,322,148)	(860,392)	(19,388)
Change in warrant liability	—	—	(864,596)
Loss on disposal of assets	(95,315)	—	—
Gain (loss) on foreign currency transactions	97,533	(32,488)	33,416
Other	43,775	9,631	—
Total other expense	(2,251,738)	(877,518)	(829,383)
Income (loss) before income tax benefit (expense)	1,610,844	(57,888,127)	18,393,256
Income tax benefit (expense)	(467,456)	(6,703,600)	27,875,362
Net income (loss)	$1,143,388	$(64,591,727)	$46,268,618

Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$0.02	$(0.94)	$0.89
Diluted net income (loss) per common stockholder	$0.02	$(0.94)	$0.80

Weighted average shares outstanding:
Basic	73,085,542	68,743,956	51,963,702
Diluted	75,616,439	68,743,956	57,745,652

Comprehensive income (loss):
Net income (loss)	$1,143,388	$(64,591,727)	$46,268,618
Other comprehensive income (loss):
Reclassification of gains (losses) on derivative financial instruments, net of tax benefit of $924,646, $548,063, $—	(2,059,623)	1,565,896	—
Unrealized gains (losses) on derivative financial instruments, net of tax expense of $999,425, $850,845, $—	2,087,389	(2,302,415)	—
Foreign currency translation adjustment	(936,895)	(388,019)	—
Other comprehensive income (loss)	(909,129)	(1,124,538)	—
Comprehensive income (loss)	$234,259	$(65,716,265)	$46,268,618

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance— December 31, 2015	47,179,486	$47,183	$300,725,791	$(198,102,612)	$—	$102,670,362
Stock-based compensation expense	—	—	3,567,987	—	—	3,567,987
Exercise of stock options	4,693,918	4,694	8,841,370	—	—	8,846,064
Exercise of warrants	1,763,340	1,763	6,368,305	—	—	6,370,068
Issuance of common stock for Skout acquisition	5,222,017	5,222	32,371,283	—	—	32,376,505
Issuance of common stock for vested RSAs	934,991	935	(935)	—	—	—
Repurchase and retirement of common stock	(848,145)	(848)	—	(5,010,167)	—	(5,011,015)
Net income	—	—	—	46,268,618	—	46,268,618
Balance— December 31, 2016	58,945,607	58,949	351,873,801	(156,844,161)	—	195,088,589
Stock-based compensation expense	—	—	8,467,278	—	—	8,467,278
Exercise of stock options	2,080,648	2,081	2,814,654	—	—	2,816,735
Exercise of warrants	675,000	675	2,395,575	—	—	2,396,250
Issuance of common stock	9,200,000	9,200	42,986,171	—	—	42,995,371
Issuance of common stock for vested RSAs	1,013,763	1,013	(1,013)	—	—	—
RSAs withheld to cover taxes	—	—	(507,398)	—	—	(507,398)
Other comprehensive loss	—	—	—	—	(1,124,538)	(1,124,538)
Net loss	—	—	—	(64,591,727)	—	(64,591,727)
Balance— December 31, 2017	71,915,018	71,918	408,029,068	(221,435,888)	(1,124,538)	185,540,560
Adoption of ASC Topic 606 (Note 14)	—	—	—	16,475	—	16,475
Stock-based compensation expense	—	—	9,285,850	—	—	9,285,850
Exercise of stock options	1,079,496	1,079	2,561,872	—	—	2,562,951
Issuance of common stock for vested RSAs	1,591,662	1,592	(1,592)	—	—	—
Issuance of common stock for vested PSUs	111,350	111	(111)	—	—	—
RSAs withheld to cover taxes	—	—	(419,269)	—	—	(419,269)
Other comprehensive loss	—	—	—	—	(909,129)	(909,129)
Net income	—	—	—	1,143,388	—	1,143,388
Balance— December 31, 2018	74,697,526	$74,700	$419,455,818	$(220,276,025)	$(2,033,667)	$197,220,826

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,143,388	$(64,591,727)	$46,268,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,775,881	11,573,827	4,069,211
Goodwill impairment	—	56,428,861	—
Stock-based compensation expense	9,285,850	8,467,278	3,567,987
Deferred taxes	(129,970)	6,927,513	(28,096,716)
Loss on disposal of assets	95,315	—	—
(Gain) loss on foreign currency transactions	(97,533)	2,413	(33,416)
Bad debt expense	598,127	262,848	150,000
Amortization of loan origination costs	327,276	192,825	—
Change in derivatives	27,448	—	—
Revaluation of warrant liability	—	—	864,596
Change in contingent consideration obligations	—	102,734	—
Changes in operating assets and liabilities:
Accounts receivable	(1,518,924)	3,737,383	(3,231,037)
Prepaid expenses, other current assets and other assets	(2,772,856)	4,734,521	(171,277)
Accounts payable and accrued liabilities	7,494,772	1,880,304	2,583,211
Deferred revenue	367,450	1,551,886	(48,282)
Net cash provided by operating activities	28,596,224	31,270,666	25,922,895
Cash flows from investing activities:
Purchase of property and equipment	(2,507,779)	(1,798,051)	(1,020,582)
Acquisition of business, net of cash and restricted cash acquired	—	(126,205,859)	(29,910,929)
Purchase of trademarks and domain names	—	—	(9,500)
Net cash used in investing activities	(2,507,779)	(128,003,910)	(30,941,011)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,562,951	2,816,735	8,846,065
Proceeds from issuance of common stock	—	42,995,371	—
Proceeds from exercise of warrants	—	2,396,250	4,470,335
Purchases of treasury stock	—	—	(5,011,015)
Payments of capital leases	(240,595)	(323,512)	(366,114)
Proceeds from long-term debt	—	75,000,000	—
Payments for restricted stock awards withheld for taxes	(419,269)	(507,398)	—
Loan origination costs	—	(805,719)	—
Payments of contingent consideration	(5,000,000)	(2,897,266)	—
Payments on long-term debt	(19,309,842)	(18,750,000)	—
Net cash provided by (used in) financing activities	(22,406,755)	99,924,461	7,939,271
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	3,681,690	3,191,217	2,921,155
Effect of foreign currency exchange rate (translation)	(368,960)	(384,237)	26,822
Net increase in cash, cash equivalents, and restricted cash	3,312,730	2,806,980	2,947,977
Cash, cash equivalents, and restricted cash at beginning of period	25,052,995	22,246,015	19,298,038
Cash, cash equivalents, and restricted cash at end of period	$28,365,725	$25,052,995	$22,246,015
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,970,841	$645,372	$16,228
Supplemental disclosure of non-cash investing and financing activities:
Equity consideration attributable to the acquisition of Skout, Inc.	$—	$—	$32,376,505
Warrant exercise settlement	$—	$—	$1,899,733

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a portfolio of mobile social entertainment apps designed to meet the universal need for human connection.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and, as of March 5, 2019, Growlr®. See Note 16— Subsequent Events for further details.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years we have transformed our business from an advertising based revenue model to one where the majority of our revenue is derived from user pay monetization and subscription. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties: Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged (if(we)) in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, with hundreds of millions of daily impressions across our active global user base, and sophisticated data science for effective targeting. We work with our advertisers and advertising networks to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are challenging the dominant player in our space, Match Group, Inc. (“Match Group”), and differentiating ourselves with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Asian dating app providers, but enhanced in order to appeal to western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

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

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold and Icebreakers (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual products. The In-App Products allow users to engage with other users on the applications and in live video. They also put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that the Company manages. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of our platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on our platforms. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. The breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the In-App Products are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income (loss). Breakage recognized in 2018, 2017 and 2016 was $2.8 million, $1.5 million and $1.3 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription-based products, the Company recognizes revenue over the term of the subscription.

Under ASC 606, user pay revenue has a single performance obligation. Subscriptions provide customers with premium access to the application and include credits on MeetMe+, while In-App Product purchases are satisfied by standing ready to allow users to exchange the In-App Products for virtual products. The consideration received for these services is fixed at the time of purchase. The customer simultaneously receives and consumes the benefits of user pay features as the Company performs the services. Revenue is recorded in deferred revenue when purchased by customer and recognized as revenue over time as the performance obligation is satisfied.

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

The Company has transactions with several partners that qualify for principal agent considerations. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements with advertising networks. The form of the agreements is such that the Company provides services in exchange for a fee. The Company determines only the fee for providing its services to advertising agencies and has no latitude in establishing prices with third party advertisers.

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

Restricted Cash

Restricted cash consisted primarily of two certificates of deposit that are required as security for a letter of credit in connection with two of our facilities in California. The Company no longer has leases for these facilities and, therefore, does not have any restricted cash as of December 31, 2018. The amount available under the letter of credit was $0.9 million at December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit on a non-collateralized basis to both U.S. and international customers. The Company extends credit to customers in the normal course of business and maintains an allowance for doubtful accounts resulting from the inability or unwillingness of customers to make required payments. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.

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

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-Offs	Balance at End of the Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$527,958	$193,746	$338,125	$383,579
Year Ended December 31, 2017	$283,000	$304,306	$59,348	$527,958
Year Ended December 31, 2016	$133,000	$152,587	$2,587	$283,000

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

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash on the achievement of certain performance measures for up to 1 year ending after the acquisition date. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s consolidated statements of operations and comprehensive income (loss). See Note 2— Acquisitions for more information on the Company’s business acquisitions.

Goodwill

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company performs its annual impairment test as of October 1st of a given calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In prior years, the Company performed its annual goodwill impairment test as of December 31st of a given calendar year. This change was made to more align with the Company’s internal forecasting process. Goodwill is tested for impairment at the reporting unit level. The Company has determined that there are two reporting units, The Meet Group US and Lovoo.

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

In the fourth quarter of 2017, through the Company’s annual testing of goodwill, the Company determined that a $56.4 million one-time, non-cash impairment was required for our U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower CPMs which negatively affected the Company’s results and outlook. We believe this non-cash impairment charge does not impact the Company’s ability to generate cash flow in the future; it is not tax deductible.

There was no goodwill impairment noted in our annual impairment testing for 2018. See Note 4— Goodwill in the accompanying notes to the consolidated financial statements for further details on our annual impairment testing.

Intangible Assets

Intangible assets consist of acquired trademarks, domain names, advertising customer relationships and mobile applications and are initially recorded at fair value. Amortization is recorded using an accelerated method based on projected revenues related to each asset over the respective estimated useful lives.

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

Long-Lived Assets and Intangibles with Finite Lives

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an analysis is necessitated by the occurrence of a triggering event, then the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, then the Company measures the amount of the impairment by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimations on the part of the Company. For the years ended December 31, 2018, 2017 and 2016, the Company determined that no impairment charge was necessary.

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

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. On December 31, 2017, the Company’s contingent consideration liability had a fair value of $5.0 million. The Company paid the full amount of the contingent consideration in April 2018. See Note 2— Acquisitions for more information regarding the Company’s contingent consideration liabilities.

As part of the Lovoo Acquisition, the Company amended and restated its term loan and revolving credit facility. The Company carries a term loan facility with an outstanding balance of $36.9 million and $56.3 million at December 31, 2018 and 2017, respectively. The outstanding balance as of December 31, 2018 approximates fair value due to the variable market interest rates and relatively short maturity associated with the Term Loan Facility. See Note 7— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases certain fixed assets under capital leases that expire in 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance approximates fair value due to the relatively short maturities associated with these capital leases for the years ended December 31, 2018 and 2017.

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

In accordance with the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance (ASU 2011-04), the Company is measuring the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$1,143,388	$(64,591,727)	$46,268,618

Denominator:
Weighted-average shares outstanding— basic	73,085,542	68,743,956	51,963,702
Effect of dilutive securities	2,530,897	—	5,781,950
Weighted-average shares outstanding— diluted	75,616,439	68,743,956	57,745,652

Basic income (loss) per share	$0.02	$(0.94)	$0.89
Diluted income (loss) per share	$0.02	$(0.94)	$0.80

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	For the Year Ended December 31,
	2018	2017	2016
Stock options	3,236,900	5,653,141	2,832,961
Unvested restricted stock awards	2,147,885	3,534,558	—
Unvested PSUs	363,660	—	—
Warrants	—	—	345,202
Totals	5,748,445	9,187,699	3,178,163

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Except with respect to a significant write-off in 2015, the Company has no history of significant losses from uncollectible accounts. During the year ended December 31, 2018, two customers, and during each of the years ended December 31, 2017 and 2016 , three customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 47%, 46% and 50% of total revenues, respectively. Three and five customers, all of which were advertising aggregators, which represent thousands of advertisers, comprised approximately 36% and 61% of accounts receivable as of December 31, 2018 and 2017, respectively.

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

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, most provisions of which became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 35% to 21% and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Company has adopted a policy with respect to the IRC Sec. 162(m) limiting deductions for compensation expense in excess of $1 million for certain high paid employees that it considered stock based compensation as being earned first in determining whether any deferred tax asset will be limited.

For every tax-paying component and within each tax jurisdiction, all deferred tax liabilities and assets are offset and presented as a single net noncurrent asset or liability.

The Company’s income tax returns are periodically audited by U.S. federal, state and local, and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. See Note 11— Income Taxes for further details on unrecognized tax liabilities.

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

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards are determined using the fair value of the Company’s common stock on the date of grant. The fair value of performance share awards are estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Comprehensive Income (Loss)

Comprehensive income (loss)  includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) consists of unrealized gains (losses) on derivative financial instruments, reclassifications of gains (losses) on derivative financial instruments, and foreign currency translation adjustments which are added to net income (loss) to compute total comprehensive income (loss).

Contingencies

The Company accrues for contingent obligations, including legal costs and restructuring costs, when the obligations are probable and the amount can be reasonably estimated. As facts concerning contingencies become known the Company reassess its position and makes appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief executive officer view the Company’s operations and manage its business as one reportable segment with two operating segments, which are also its reporting units, The Meet Group US and Lovoo.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease liability represents the present value of minimum lease payments as of the adoption date. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842). ASU 2018-11 adds an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption.

The Company has established a process to identify a complete population of its leases, including the review of various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The Company has additionally implemented new processes and controls to assist with the adoption of this standard. The Company will adopt this standard effective January 1, 2019 utilizing certain transition practical expedients added by the FASB which eliminate the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company will elect the package of practical expedients permitted under the new standard which, among other things, allows the Company to not reassess the lease classification, the lease identification and the initial direct costs for any existing leases. Further, as permitted by the standard, the Company will make an accounting policy election not to record ROU assets or lease liabilities for leases with an initial term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the statement of operations on a straight-line basis over the lease term. Upon adoption on January 1, 2019, the Company estimates this standard will result in the recognition of additional assets and liabilities on its balance sheet of $3.3 million each. The Company does not believe that the new standard will have a material impact on its results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act (“Tax Act”) from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for fiscal years beginning after on December 15, 2018 and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removes, modifies, and makes certain additions to the disclosure requirements on fair value measurement. The amendments in this update are effective for fiscal years beginning after on December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

Included in the total consideration of $86.1 million is a $5.0 million contingent consideration in the form of an earn-out which is subject to certain conditions set forth in the Purchase Agreement, including the successful achievement of an Adjusted EBITDA target by Lovoo for the year ended December 31, 2017. Based on the probability of achieving the financial targets, the Company determined that the fair value of the contingent consideration at the closing date and December 31, 2017 was $5.0 million. The Company paid the full amount of the contingent consideration in April 2018. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

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

The following is a purchase price allocation as of the October 19, 2017 acquisition date:

At October 19, 2017
Cash and cash equivalents	$20,717,202
Accounts receivable	3,677,708
Prepaid expenses and other current assets	843,930
Property and equipment	1,014,716
Intangible assets	16,970,000
Accounts payable	(1,100,837)
Accrued expenses and other current liabilities	(4,652,757)
Deferred revenue	(1,594,641)
Deferred tax liability	(3,862,337)
Capital leases	(542,112)
Net assets acquired	31,470,872
Goodwill	54,677,878
Total consideration	$86,148,750

The fair values of the Lovoo trademarks were determined using an income approach. The fair value of software acquired, which represents the primary platform on which the Lovoo apps operate, was determined using a cost approach. The fair value of customer relationships was determined using an excess earnings approach. The amounts assigned to the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Trademark	$12,090,000	10.0
Software	1,335,000	2.0
Customer relationships	3,545,000	8.7
Total identifiable intangible assets	$16,970,000	9.1

The operating results of Lovoo for the period from October 19, 2017 to December 31, 2017, including revenues of $8.0 million and net loss of $0.5 million, have been included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. The Company incurred a total of $1.4 million in transaction costs in connection with the Lovoo Acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017.

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

The Company funded the if(we) Acquisition from cash on hand, and from a $15.0 million term credit facility from J.P. Morgan Chase Bank, N.A., pursuant to a Credit Agreement, dated as of March 3, 2017. See Note 7— Long-Term Debt for further details.

At the closing of the if(we) Acquisition, the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards, representing an aggregate of 717,500 shares of common stock, to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company.

The acquisition-date fair value of the consideration transferred is as follows:

At April 3, 2017

Cash consideration (1)	$60,000,000
Net working capital adjustment	14,467,379
Total consideration	$74,467,379
(1) Cash consideration includes a $6.0 million escrow payment which was paid out in the second quarter of 2018.

The following is the purchase price allocation as of the April 3, 2017 acquisition date:

At April 3, 2017
Cash and cash equivalents	$8,164,587
Accounts receivable	2,961,593
Prepaid expenses and other current assets	5,588,308
Restricted cash	500,000
Property and equipment	1,476,010
Other assets	394,037
Intangible assets	23,830,000
Accounts payable	(1,632,306)
Accrued expenses and other current liabilities	(783,096)
Deferred revenue	(809,244)
Deferred tax liability	(2,711,883)
Net assets acquired	36,978,006
Goodwill	37,489,373
Total consideration	$74,467,379

The fair values of the if(we) trademarks were determined using an income approach. The fair value of software acquired, which represents the primary platform on which the if(we) apps operate, was determined using a cost approach. The fair value of customer relationships was determined using an excess earnings approach. The amounts assigned to the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Trademark	$9,895,000	10.0
Software	13,205,000	5.0
Customer relationships	730,000	9.8
Total identifiable intangible assets	$23,830,000	7.2

The operating results of if(we) for the period from April 3, 2017 to December 31, 2017, including revenues of $36.9 million and net income of $3.5 million, have been included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. The Company incurred a total of $1.7 million in transaction costs in connection with the if(we) Acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017.

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

The following is a summary of the consideration transferred:

At October 3, 2016
Cash consideration(1)	$33,155,532
Equity consideration	32,376,505
Contingent consideration	3,000,000
Total consideration	$68,532,037
(1) Cash consideration includes a $2.9 million escrow payment which was paid out in the second quarter of 2018.

The following is a purchase price allocation as of the October 3, 2016 acquisition date:

At October 3, 2016
Cash and cash equivalents	$2,851,338
Accounts receivable	4,146,927
Prepaid expenses and other current assets	280,379
Restricted cash	393,261
Property and equipment	396,998
Deferred tax asset	157,111
Intangible assets	18,230,000
Accounts payable	(1,055,802)
Accrued expenses and other current liabilities	(208,628)
Deferred revenue	(189,066)
Net assets acquired	25,002,518
Goodwill	43,529,519
Total consideration	$68,532,037

The fair value of the Skout trademark was determined using an income approach. The fair value of software acquired, which represents the primary platform on which the Skout apps operate, was determined using a cost approach. The preliminary fair value of customer relationships was determined using an excess earnings approach. The amounts assigned to the identifiable intangible assets are as follows:

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

Note 3— Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2018 and 2017 were classified as Level 2 of the fair value hierarchy. See Note 13— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Assets
Money market	$7,639,866	$—	$—	$7,639,866
Derivative asset	—	972,784	—	972,784
Total assets	$7,639,866	$972,784	$—	$8,612,650
Liabilities
Derivative liability	$—	$940,216	$—	$940,216
Total liabilities	$—	$940,216	$—	$940,216
December 31, 2017
Assets
Money market	$1,390,714	$—	$—	$1,390,714
Restricted cash	894,551	—	—	894,551
Derivative asset	—	739,606	—	739,606
Total assets	$2,285,265	$739,606	$—	$3,024,871
Liabilities
Contingent consideration	$—	$—	$5,000,000	$5,000,000
Derivative liability	—	3,067,572	—	3,067,572
Total liabilities	$—	$3,067,572	$5,000,000	$8,067,572

For non-recurring fair value measurements, see Note 4— Goodwill.

The following table sets forth a summary of changes in the fair value of the Company’s Common Stock warrant liability and contingent consideration, which represent recurring measurements that are classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2016	$3,000,000
Amounts acquired	5,000,000
Changes in estimated fair value	(102,734)
Payments	(2,897,266)
Balance as of December 31, 2017	5,000,000
Payments	(5,000,000)
Balance as of December 31, 2018	$—

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

The Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance, for fair value measurements. Based on the Company’s projected results, the Company estimated the probability of success to be 100% for the contingent consideration related to the Lovoo Acquisition as of December 31, 2017. The Company paid the full amount of the contingent consideration in April 2018.

Note 4— Goodwill

The Company assesses goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The Company believes it has two reporting units, The Meet Group US and Lovoo.

As of October 1, 2018, the Company completed its annual impairment test. In prior years, the Company performed its annual goodwill impairment test as of December 31st of a given calendar year. This change was made to more align with the Company’s internal forecasting process. The Company considered both a market approach using comparable company method and income approach using a discounted cash flow method which it believes to be an appropriate valuation methodology.

The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as sales revenues as well as an estimated control premium. The Company’s discounted cash flow model is highly reliant on various assumptions, including estimates of future cash flows, growth rates, discount rate, expectations about variations in the amount and timing of cash flows and the probability of achieving its estimated cash flow forecast. These assumptions are based on significant inputs not easily observable in the market and thus represent Level 3 measurements within the fair value hierarchy. For The Meet Group US valuation, a discount rate of 13.5% was used, as well as assumptions of a slight decrease in revenue for the full year of 2018 of 0.6%, as compared to full year 2017, and subsequent increases in revenue growth of 12.7%, 20.0%, 12.8%, 6.7% and 6.6% in 2019, 2020, 2021, 2022 and 2023, respectively, before a terminal value was estimated. For the Lovoo valuation, a discount rate of 15.0% was used, as well as assumptions of increases in revenue for the full year of 2018 of 38.9%, as compared to full year 2017, and subsequent increases in revenue growth of 25.5%, 20.2%, 10.6%, 10.0% and 5.5% in 2019, 2020, 2021, 2022 and 2023, respectively, before a terminal value was estimated. The discount rates were determined using the weighted average cost of capital for a typical market participant. The Company also notes that the conclusion of value was not overly sensitive to changes in the growth rates used in our analysis. Had the growth rates for the next 5 years been 1% lower, the aggregate valuation conclusion would have decreased by less than 2.5%. The Company believes the discount rate and other inputs and assumptions are reasonable and consistent with those that a market participant would use. At October 1, 2018, the Company concluded that the fair value of the Company’s reporting units exceeded their carrying value. The fair value for The Meet Group US and Lovoo were $296.6 million and $107.0 million, respectively, which was more than 97.1% and 81.8% greater than the reporting units’ carrying value, respectively.

In the fourth quarter of 2017, through the Company’s annual testing of goodwill, the Company determined that a $56.4 million one-time, non-cash impairment was required for our U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower cost per thousand (“CPM”) impressions which negatively affected the Company’s results and outlook. This non-cash impairment charge does not impact the Company’s ability to generate cash flow in the future and it is not tax deductible. As a result of this impairment charge, the fair value of goodwill for the US operations was $95.2 million as of December 31, 2017. The Company classifies goodwill as a non-recurring Level 3 measurement.

The following table sets forth a summary of changes goodwill:

Goodwill
Balance at December 31, 2016	$114,175,554
Goodwill acquired from if(we) Acquisition	37,489,373
Goodwill acquired from Lovoo Acquisition	54,677,878
Goodwill impairment	(56,428,861)
Foreign currency translation adjustments	780,191
Balance at December 31, 2017	150,694,135
Foreign currency translation adjustments	(2,561,262)
Balance at December 31, 2018	$148,132,873

Note 5— Intangible Assets

Intangible assets consist of the following:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,636,802	$(13,406,226)	$21,230,576
Customer relationships	13,901,313	(7,130,285)	6,771,028
Software	18,722,187	(10,165,352)	8,556,835
Total	$67,260,302	$(30,701,863)	$36,558,439

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,204,638	$(8,952,725)	$26,251,913
Customer relationships	14,067,457	(3,677,895)	10,389,562
Software	18,784,755	(6,706,802)	12,077,953
Total	$68,056,850	$(19,337,422)	$48,719,428

Amortization expense was $11.5 million, $9.4 million and $2.5 million in 2018, 2017 and 2016, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
2019	$9,483,659
2020	7,544,631
2021	6,532,896
2022	3,945,890
2023	2,619,367
Thereafter	6,431,996
Total	$36,558,439

Note 6— Property and Equipment

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Servers, computer equipment and software	$13,656,176	$14,044,505
Office furniture and equipment	574,559	521,233
Leasehold improvements	646,123	663,356
	14,876,858	15,229,094
Less accumulated depreciation	(10,243,094)	(10,704,976)
Property and equipment - net	$4,633,764	$4,524,118

The above amounts as of December 31, 2018 and 2017 include certain leases accounted for as capital leases. The total cost, net of accumulated depreciation, of property and equipment recorded under capital leases at December 31, 2018 and 2017 was approximately $0.2 million and $0.4 million, respectively. See Note 8— Commitments and Contingencies for further details on capital leases.

Property and equipment depreciation and amortization expense was $2.3 million, $2.2 million and $1.6 million in 2018, 2017 and 2016, respectively.

Note 7— Long-Term Debt

Amended and Restated Credit Agreement

On September 18, 2017, in connection with the Lovoo Acquisition, as discussed in Note 2— Acquisitions, the Company entered into an Amended and Restated Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as the Agent, amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides a New Revolving Credit Facility for $20.0 million and a New Term Loan Facility of $60.0 million. On October 18, 2017, the Company drew down $60.0 million from its New Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred when the Company entered into the New Credit Facilities were $0.6 million. Fees and direct costs incurred are offset against long-term debt on the accompanying balance sheet as of December 31, 2018.

On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that, among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, the Company entered into an additional amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. The Company made a one-time principal payment of approximately $4.3 million in the third quarter of 2018. The expected excess cash flow payment related to the fiscal year end December 31, 2018 was approximately $3.6 million. This expected excess cash flow payment is included in current portion of long-term debt on the consolidated balance sheet as of December 31, 2018.

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

The New Term Loan Facility consisted of the following:

	December 31, 2018	December 31, 2017
Principal	$36,940,158	$56,250,000
Less: Debt discount, net	(285,618)	(612,894)
Net carrying amount	36,654,540	55,637,106
Less: current portion	18,566,584	15,000,000
Long-term debt, net	$18,087,956	$40,637,106

The weighted average interest rate at December 31, 2018 was 5.59%. As of December 31, 2018 and 2017, the Company did not have an outstanding balance on its Revolving Credit Facility.

Credit Agreement

On March 3, 2017, in connection with the if(we) Acquisition discussed in Note 2— Acquisitions, the Company entered into a Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., the Agent. The Credit Agreement provided for a Revolving Credit Facility of $15.0 million and a Term Loan Facility of $15.0 million. On April 3, 2017, the Company drew down $15.0 million from its Term Loan Facility in connection with the if(we) Acquisition. On September 18, 2017, the Company paid in full the outstanding balance on this Term Loan Facility.

Note 8— Commitments and Contingencies

Capital Leases

The Company leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company’s data centers, printers and other furniture in the Company’s German offices. Principal and interest are payable monthly at interest rates ranging from 3.9% to 7.8% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements for the year ended December 31, 2018.

Operating Leases and Cloud Data Storage

The Company leases its operating facilities in the U.S. under certain noncancelable operating leases that expire in 2022. The Company also leases operating facilities in Germany under certain noncancelable operating leases that expire in 2020. These leases are renewable at the Company’s option. Lovoo also stores a majority of its user and business data in the Google Cloud Platform under a noncancelable minimum commitment agreement that expires in 2023.

A summary of minimum future rental payments required under capital and operating leases as of December 31, 2018 are as follows:

	Capital Leases	Operating Leases	Cloud Data Storage
2019	$139,001	$1,789,672	$456,406
2020	54,536	950,156	650,817
2021	4,806	612,619	967,663
2022	—	283,302	1,064,429
2023	—	—	1,170,872
2024	—	—	—
Total minimum payments	198,343	$3,635,749	$4,310,187
Less: Amount representing interest	5,593
Total present value of minimum payments	192,750
Less: Current portion of such obligations	134,067
Long-term capital lease obligations	$58,683

Rent expense for the operating leases was $3.9 million, $4.7 million and $2.0 million in 2018, 2017 and 2016, respectively.

New Term Loan Facility

A summary of minimum future principal payments under our New Term Loan Facility as of December 31, 2018 are as follows:

New Term Loan Facility(1)
2019	$18,566,584
2020	18,373,574
Total minimum loan payments	$36,940,158

(1)
Interest rates on the New Term Loan Facility are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $26.3 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the December 31, 2018 level, the Company would receive interest payments of $0.1 million and $0.01 million in 2019 and 2020, respectively, of net settlements on the fixed-pay amortizing interest rate swap.

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

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under of the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing company matching contributions to the plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.8 million, $0.7 million and $0.4 million in 2018, 2017 and 2016, respectively.  The expense is included in sales and marketing, product development and content, and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

In March 2017, the Company completed the underwritten public offering and sale of 9,200,000 shares (the “Shares”) of common stock at a price to the public of $5.00 per share. The net proceeds from the sale of the Shares, after deducting the underwriters’ discount and other offering expenses, were approximately $43.0 million. The Offering was conducted pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-190535), filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and declared effective on April 18, 2014.

The Company issued shares of common stock of 1,079,496 and 2,080,648 related to exercises of stock options and 1,591,662 and 1,013,763 related to restricted stock awards in 2018 and 2017, respectively. The Company issued 111,350 shares of common stock to a terminated employee related to performance share awards in 2018. The Company did not issue any shares of common stock related to performance share awards in 2017. No shares of common stock related to the exercise of warrants were issued in 2018, while 675,000 were issued in 2017. No warrants expired in 2018 and 2017.

In September 2015, the Board of Directors authorized a $1 million share repurchase program (the “2015 Repurchase Program”) relating to the Company’s common stock. In October 2015, the Board of Directors increased the authorized amount to $3 million. The 2015 Repurchase Program expired on April 30, 2016. The Company did not repurchase any of our common stock under the 2015 Repurchase Program.

On August 29, 2016, the Board of Directors authorized a $15 million share repurchase program (the “2016 Repurchase Program”). Repurchases under the 2016 Repurchase Program were made in the open market or through privately negotiated transactions intended to comply with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. During the year ended December 31, 2016, the Company repurchased 848,145 shares for an aggregate purchase price of $5.0 million. These shares were immediately retired. The 2016 Repurchase Program was terminated on August 29, 2017; consequently, the Company did not repurchase any shares during the year ended December 31, 2018 and 2017.

Stock-Based Compensation

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. During 2018, 2017 and 2016, the Company continued to use the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

The Company began granting restricted stock awards (“RSAs”) to its employees in April 2013. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense for RSAs is amortized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of one year and the remaining vesting annually thereafter.

The Company began granting performance stock awards (“PSUs”) to certain employees in April 2018. The fair value of PSUs is estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of all awards given by the Company. Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statements of operations and comprehensive income (loss) as follows:

	For the Years Ended December 31,
	2018	2017	2016
Sales and marketing	$903,713	$439,797	$354,088
Product development and content	4,767,804	4,008,545	1,528,547
General and administrative	3,614,333	4,018,936	1,685,352
Total stock-based compensation expense	$9,285,850	$8,467,278	$3,567,987

As of December 31, 2018, there was approximately $1.8 million, $9.4 million and $1.5 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.2 years, 1.9 years and 2.3 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including approximately 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire or are forfeited after April 9, 2018, and any restricted stock awards that either terminate, expire or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of December 31, 2018, there were approximately 6.8 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Plan

A summary of RSA activity under the 2018 Plan in 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	1,705,533	4.18
Vested	—	—
Forfeited or expired	(28,306)	4.12
Outstanding and unvested at December 31, 2018	1,677,227	4.18

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2018 Plan of approximately $1.5 million in 2018.

Performance Share Awards Under 2018 Omnibus Incentive Plan

In 2018, the Company granted 60,000 PSUs under the 2018 Plan based on a relative TSR metric over a performance period spanning three years from the grant date of the PSU. Expense related to these awards will be expensed on a straight-line basis over the three-year term of the award with a credit to additional paid-in-capital. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control.

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The estimated fair value of the PSU awards at the date of grant was $0.3 million. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model that makes several key assumptions, including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of PSU awards under the 2018 Plan in 2018 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	60,000	4.65
Vested	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2018	60,000	$4.65

The Company recorded stock-based compensation expense related to PSUs under the 2018 Plan of approximately $0.04 million in 2018.

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

A summary of stock option activity under the 2012 Plan in 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,724,892	$3.07
Granted	—	—
Exercised	(1,057,996)	2.34
Forfeited or expired	(219,581)	4.38
Outstanding at December 31, 2018	2,447,315	3.27	6.8	$3,631,775
Exercisable at December 31, 2018	1,870,160	2.92	6.4	3,374,283

The total intrinsic values of options under the 2012 Plan exercised in 2018, 2017 and 2016 were $1.7 million, $0.2 million and $3.2 million, respectively. The Company recorded stock-based compensation expense under the 2012 Plan related to options of $1.7 million, $2.5 million and $1.4 million in 2018, 2017 and 2016, respectively.

The weighted-average grant-date fair value of stock options granted to employees in 2017 and 2016 were $4.74 and $3.35 per share, respectively. There were no stock options granted to employees under the 2012 Plan in 2018. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	—%	1.90%	1.39%
Expected term (in years)	0.0	6.0	6.0
Expected dividend yield	—	—	—
Expected volatility	—%	83%	84%

Restricted Stock Awards

A summary of RSA activity under the 2012 Plan in 2018 is as follows:

RSA’s	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	2,292,308	$3.77
Granted	449,500	2.17
Vested	(1,352,006)	3.53
Forfeited or expired	(223,267)	2.98
Outstanding and unvested at December 31, 2018	1,166,535	3.58

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2012 Plan of $3.9 million in both 2018 and 2017 and $2.1 million in 2016.

Performance Share Awards Under 2012 Omnibus Incentive Plan

The Company granted 615,500 PSUs under the 2012 Plan in 2018 based on a relative TSR metric over a performance period spanning three years from the grant date of the PSU. Expense related to these awards will be expensed on a straight-line basis over the three-year term of the award with a credit to additional paid-in-capital. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date except in the event of an involuntary termination, death, disability or change in control.

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The estimated fair value of the PSU awards at the date of grant was $1.8 million. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of PSU awards under the 2012 Plan in 2018 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2017	—	$—
Granted	615,500	2.94
Vested	(65,500)	2.94
Forfeited or expired	—	—
Outstanding at December 31, 2018	550,000	2.94

The Company issued 111,350 in connection the vesting of PSUs as part of a severance agreement with an officer of the Company in 2018. The Company recorded stock-based compensation expense related to PSUs under the 2012 Plan of approximately $0.6 million in 2018.

2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3,700,000 shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire or lapse after the date of the Board of Directors’ approval of the 2006 Stock Plan. All options granted and outstanding have been fully expensed prior to 2016.

A summary of stock option activity under the 2006 Stock Plan in 2018 is as follows:

Options	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,194,081	$4.08
Granted	—	—
Exercised	(21,500)	3.87
Forfeited or expired	(98,170)	4.98
Outstanding at December 31, 2018	1,074,411	4.00	2.7	$703,134
Exercisable at December 31, 2018	1,030,232	4.01	2.8	662,048

The total intrinsic values of options under the 2006 Plan exercised in 2018, 2017 and 2016 were $0.02 million, $6.3 million and $15.3 million, respectively.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the Skout Acquisition, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the Skout Acquisition, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”), authorizing an additional 2,000,000 shares of common stock under the 2016 Stock Plan. At the closing of the if(we) Acquisition, the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

Options under the 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan in 2018 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	734,168	$5.18
Granted	—	—
Exercised	—	—
Forfeited or expired	(290,000)	5.30
Outstanding at December 31, 2018	444,168	5.10	5.9	$—
Exercisable at December 31, 2018	254,167	5.20	4.2	—

The Company recorded stock-based compensation expense related to options under the 2016 Stock Plan of approximately $0.4 million, $0.8 million and $0.1 million in 2018, 2017 and 2016, respectively.

The weighted-average grant-date fair value of stock options granted to employees in 2017 and 2016 were $4.95 and $6.02 per share, respectively. There were no stock options granted to employees under the 2016 Stock Plan in 2018. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	—%	1.89%	1.21%
Expected term (in years)	0.0	6.0	6.0
Expected dividend yield	—	—	—
Expected volatility	—%	84%	85%

Restricted Stock Awards under the 2016 Stock Plan

A summary of RSA activity under the 2016 Stock Plan in 2018 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2017	1,242,250	$4.62
Granted	—	—
Vested	(388,352)	4.67
Forfeited or expired	(379,212)	5.04
Outstanding and unvested at December 31, 2018	474,686	4.25

The Company recorded stock-based compensation expense related to RSAs of approximately $1.2 million and $1.1 million in 2018 and 2017, respectively.

Non-Plan Options

The total intrinsic values of options exercised in 2017 and 2016 were $1.0 million and $0.4 million. There were no options exercised or outstanding in 2018.

Note 10— Warrant Transactions

In March 2006, the Company issued warrants to purchase 1,000,000 shares of common stock, which were subsequently modified on February 19, 2010. In March, April and May 2017, F. Stephen Allen exercised his remaining 425,000 warrants with an exercise price of $3.55 resulting in the Company issuing 425,000 shares of common stock. In June 2017, OTA LLC exercised its remaining 250,000 warrants with an exercise price of $3.55, resulting in the Company issuing 250,000 shares of common stock. As of December 31, 2018 and December 31, 2017, there were no warrants issued and outstanding.

Note 11— Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recorded a U.S. net benefit for income taxes of $0.8 million, expense of $6.6 million and benefit of $27.9 million in 2018, 2017 and 2016, respectively. As a results of the purchase of Lovoo, GmbH in October 2017, the Company recorded a provision for German income taxes of approximately $1.3 million and $0.2 million in 2018 and 2017, respectively.

The provision for income taxes for 2018, 2017 and 2016, consists of the following:

	2018	2017	2016
Federal:
Current	$(81,803)	$20,870	$150,233
Deferred	472,908	6,637,417	(26,783,983)
Total federal	391,105	6,658,287	(26,633,750)
State:
Current	47,499	(32,456)	71,120
Deferred	(1,222,786)	(74,368)	(1,312,732)
Total state	(1,175,287)	(106,824)	(1,241,612)
Foreign:
Current	1,211,602	293,331	—
Deferred	40,036	(141,194)	—
Total foreign	1,251,638	152,137	—
Provision (benefit) for income taxes	$467,456	$6,703,600	$(27,875,362)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$16,835,393	$18,092,988
Property and equipment	—	326,229
Stock options and warrants	3,125,070	2,796,366
Federal and state tax credits	5,472,586	6,208,362
Accrued liabilities and other reserves	1,188,607	1,514,995
Other comprehensive income	206,417	309,436
Other	—	476,910
Total deferred tax assets	26,828,073	29,725,286
Valuation allowance	(2,299,805)	(2,512,045)
Net deferred tax assets	24,528,268	27,213,241
Deferred tax liabilities
Property and equipment	(67,991)	—
Amortization of intangible assets	(8,707,035)	(11,692,027)
Other	(104,670)	—
Total deferred tax liabilities	(8,879,696)	(11,692,027)
Net deferred tax assets	$15,648,572	$15,521,214

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (NOLs)). As of December 31, 2018, the Company has achieved three years of cumulative adjusted pretax income in the U.S. federal and state tax jurisdiction. The Company has determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred tax assets, before valuation allowance, of $26.8 million are realizable, except for certain Florida NOLs, Pennsylvania NOLs that, starting in 2017, are limited to 30% of taxable income, increasing to 35% of taxable income in 2018 and 40% of taxable income in years after 2018. Upon acquisition, the Company determined that a valuation allowance was required for certain if(we) California net operating losses and credits that were not more likely than not to be realized. The Company believes it is more likely than not that the foreign deferred tax assets are realizable due to reversing deferred tax liabilities.

A reconciliation of income tax expense computed at the statutory federal income tax rate of 21% to income taxes as reflected in the financial statements is as follows:

	2018	2017	2016
U.S. federal income tax at statutory rate	$340,074	$(20,260,844)	$6,437,639
State tax benefit, net of federal provision (benefit)	(53,732)	(21,096)	(1,266,504)
Effect of rates different than statutory	465,945	(311,304)	—
Goodwill impairment	—	19,750,101	—
Windfall tax benefit	263,499	(2,155,157)	(2,957,837)
Fair market value adjustment for warrants	—	—	302,609
Transaction costs	—	819,251	607,528
Sec. 162(m) Excess Officer's Compensation	100,247	283,351	476,339
Nondeductible expenses	61,962	825,169	56,018
Stock compensation forfeitures and other	—	562,155	1,195,454
Loss on foreign investments	—	—	(649,998)
Rate change	102,717	7,670,606	(909,045)
Dissolution of foreign entity	—	(1,124,781)	—
Repatriation tax	(81,802)	81,808	—
Change in valuation allowance	(212,239)	731,250	(31,247,234)
Foreign subsidiary loss with no tax benefit	—	—	7,485
GILTI	251,370	—	—
Additional State NOLs	(765,222)	—	—
Other	(5,363)	(146,909)	72,184
Provision (benefit) for income taxes	$467,456	$6,703,600	$(27,875,362)

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, most provisions of which became effective in 2018. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 35% to 21% and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. Upon enactment, the Company remeasured its deferred tax balances to reflect the new 21% U.S. federal tax rate, which resulted in a tax expense of $7.7 million in 2017. The Company also recorded a provisional liability for the one-time U.S. tax of $0.1 million, triggered by the Tax Act, on accumulated foreign earnings. This provisional liability was fully reversed during the current year. Another provision of the Tax Act subjects performance–based compensation paid to certain covered employees to the limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. As a result of this provision the future payment of stock based compensation for which deferred tax assets exist as December 31, 2018 may be nondeductible in the future year in which it is paid. The Company’s accounting policy is to treat stock based compensation as deductible first and to apply the limitation to cash based compensation in the year of payment. Based on information available at this time it is assumed that these future payments will be deductible and that any limitation on the deductibility will be applied to other compensation paid in the year of payment.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has closed its accounting for the impacts of the Tax Act. Accordingly, the Company determined that there was no liability in connection with the transition tax on the mandatory deemed repatriation of foreign earnings. The Company calculated the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act to be an expense of approximately $0.3 million in the current year. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company has elected to treat the GILTI tax as a period cost; as such, no deferred taxes have been recorded with respect to GILTI.

The Company recorded an additional benefit for state operating losses in the current year as a result of additional apportionment in an existing state and legislative changes during the year in Pennsylvania which increased the limitation on the amount of carryforward that can be used each year.

The deferred tax assets at both December 31, 2018 and 2017 are principally the result of net operating loss carryforwards of $63.1 million and $68.6 million for Federal and $49.1 million and $50.1 million, for state purposes, respectively, which substantially begin to expire in 2027 and through 2037. The net operating loss carryforward at December 31, 2018 includes $16.9 million of Skout NOLs on which the Company performed an Internal Revenue Code Section 382 study which concluded that $1.3 million of a total of $18.2 million would be unusable due to annual limitation. Previously, the Company had completed an Internal Revenue Code Section 382 study to determine annual limitations on the usability of the Company’s net operating loss carryforwards due to historical changes in ownership. The amount of federal NOL carryforwards as of December 31, 2018 disclosed above do not include $63.3 million of The Meet Group, Inc. NOL carryforwards that are expected to expire unutilized pursuant to the Section 382 study.

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
The following is a tabular reconciliation of total amounts of unrecognized tax benefits:

2018
Unrecognized tax liabilities— January 1	$2,029,653
Gross increases	—
Unrecognized tax liabilities— December 31	$2,029,653
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

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

Note 12— Related Party Transactions

In 2018, Catherine Connelly, VP Brand Strategy, earned a salary of $150,000, management incentive bonus of $60,000 and $137,851 worth of RSAs. Ms. Connelly is the sister of Geoffrey Cook, our CEO and Director.  Matthew Eustice, VP Quality Assurance, earned a salary of $155,358, management incentive bonus of $62,753 and $137,851 worth of RSAs. Mr. Eustice is the brother-in-law of Geoffrey Cook. Andrew Connelly, Sr. Designer, earned a salary of $113,385 and $32,682 worth of RSAs. Mr. Connelly is the brother-in-law of Geoffrey Cook.

Note 13— Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2019, the Company estimates that an additional $0.1 million will be reclassified as an decrease to interest expense.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At December 31, 2018
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$26,250,000
Interest rate caps	1	$15,000,000	$10,690,158

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During 2019, the Company estimates that an additional $0.8 million will be reclassified as a decrease to interest expense.

As of December 31, 2018, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €37,692,772 as of December 31, 2018)	(amortizing to $43,750,000 as of December 31, 2018)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and 2017:

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		As of December 31,		As of December 31,
		2018	2017	2018	2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Other assets/liabilities - current	$166,058	$243	$—	$(71,915)
Interest rate products	Other assets - non-current	53,355	84,058	—	—
Cross currency contract	Prepaid expenses and other current assets	753,371	655,305	—	—
Cross currency contract	Long-term derivative liability	—	—	(940,216)	(2,995,657)
Total derivatives designated as hedging instruments		$972,784	$739,606	$(940,216)	$(3,067,572)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) as of December 31, 2018, 2017 and 2016:

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	2018	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$289,415	$(75,604)	$—
Cross currency contract	2,797,400	(2,226,811)	—
Total	$3,086,815	$(2,302,415)	$—

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	2018	2017	2016
Interest expense	$54,846	$(37,427)	$—
Interest expense	866,365	147,223	—
Gain (loss) on foreign currency transactions	2,063,057	(1,675,692)	—
Total	$2,984,268	$(1,565,896)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2018, 2017 and 2016.

	Interest Expense
	2018	2017	2016
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(2,322,148)	$(860,392)	$(19,388)
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$891,101	$109,796	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$30,110	$—	$—

	Foreign Currency Adjustment
	2018	2017	2016
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$97,533	$(32,488)	$33,416
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$2,063,057	$(1,675,692)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—

As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million. As of December 31, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of credit-risk related provisions as of December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $0.2 million.

Note 14— Revenue

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

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet is as follows:

	Year Ended December 31, 2018
	ASC 606	ASC 605	Effect of Change
Income Statement
Revenues	$178,613,495	$178,614,441	$(946)

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017(1)		2016(1)
	$	%	$	%	$	%
User pay revenue	$107,330,136	60.1%	$33,791,592	27.3%	$4,927,241	6.5%
Advertising	71,283,359	39.9	89,962,221	72.7	71,196,868	93.5
Total revenue	$178,613,495	100.0%	$123,753,813	100.0%	$76,124,109	100.0%
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

Deferred Revenue

The deferred revenue balance as of December 31, 2018 increased $107.3 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $107.0 million revenue recognized from deferred revenue due to performance obligations satisfied during 2018.

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

Contract Costs - The Company does not incur costs to obtain or fulfill contracts in most revenue streams. There are sales commissions incurred for Social Theater contracts, however these contracts are typically for a period of less than a year. As the costs are expected to be recognized in one year or less, these costs are recorded within sales and marketing expenses rather than being deferred and recognized over the term of the contract.

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

Note 15— Quarterly Results of Operations Data (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for the years ended December 31, 2018 and 2017. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data.

	For the Quarters Ended,
	2018
	December 31	September 30	June 30	March 31
Revenues	$52,457,904	$45,716,053	$42,801,745	$37,637,793
Total operating costs and expenses	47,625,240	43,666,752	41,860,659	41,598,262
Income (loss) from operations	4,832,664	2,049,301	941,086	(3,960,469)
Net income (loss)	4,293,390	1,297,931	(235,272)	(4,212,661)
Basic net income (loss) per common stockholder	$0.06	$0.02	$—	$(0.06)
Diluted net income (loss) per common stockholder	0.06	0.02	—	(0.06)

	For the Quarters Ended,
	2017
	December 31	September 30	June 30	March 31
Revenues	$40,119,076	$32,246,472	$31,329,468	$20,058,797
Goodwill impairment	56,428,861	—	—	—
Total operating costs and expenses	96,139,307	31,992,272	33,022,146	19,610,697
Income (loss) from operations	(56,020,231)	254,200	(1,692,678)	448,100
Net income (loss)	(68,116,890)	2,222,722	856,595	445,846
Basic net income (loss) per common stockholder	$(0.95)	$0.03	$0.01	$0.01
Diluted net income (loss) per common stockholder	(0.95)	0.03	0.01	0.01

Note 16— Subsequent Events

On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, LLC, a privately held company that owns and operates Growlr, a leading same-sex social app, for total consideration of $11.8 million, plus an earnout of $2.0 million. Included in total consideration of $11.8 million is $4.8 million in cash on hand and a draw down of $7.0 million from the Company’s New Revolving Credit Facility. See Note 7— Long-Term Debt for further details on the New Revolving Credit Facility. The earnout of $2.0 million is to be paid in annual $1.0 million installments over the next two years if certain revenue metrics are achieved in each year.

The Company has not provided an allocation of the preliminary purchase price as the initial accounting for the acquisition of Growlr is incomplete.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, RSM US LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 was effective using these criteria.

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

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

(3) Item 601 Exhibits - see list of Exhibits below.

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger among MeetMe, Inc., MeetMe Sub I, Inc., MeetMe Sub II, LLC, Skout, Inc. and Shareholder Representative Services LLC dated June 27, 2016.	8-K	6/28/2016	2.1
2.2	Agreement and Plan of Merger, dated as of March 3, 2017, by and among MeetMe, Inc. Two Sub One, Inc., Ifwe Inc. and Shareholder Representative Services LLC	8-K	3/6/2017	2.1
2.3	Share Purchase Agreement, dated as of September 18, 2017, by and among The Meet Group, Inc., TMG Holding Germany Gmbh, Bawogo Ventures Gmbh & Co. KG and the Shareholder guarantors set forth therein	8-K	9/20/2017	2.1
3.1	Certificate of Incorporation	8-K	12/8/2011	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/2012	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation – Name Change	8-K	4/3/2017	3.1
3.4	Amended and Restated Bylaws	8-K	11/7/2018	3.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/2010	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/2011	4.1
10.3	Amended and Restated 2012 Omnibus Incentive Plan**	10-K	3/9/2017	10.3
10.4	2012 Management Bonus Plan**	8-K	8/21/2012	10.1
10.5	2018 Omnibus Incentive Plan**	S-8	6/7/2018	99.1
10.6	Form of Director Restricted Stock Award Agreement**	10-Q	11/8/2018	10.1
10.7	Form of Employee Restricted Stock Award Agreement**	10-Q	11/8/2018	10.2

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.8	Form of Employee Restricted Stock Award Agreement — Lovoo Employee	10-Q	11/8/2018	10.3
10.9	Employee Performance Share Award Agreement**	10-Q	8/2/2018	10.1
10.10	Geoffrey Cook Employment Agreement**	8-K	7/20/2011	10.5
10.11	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/2013	10.2
10.12	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/2013	10.1
10.13	Form of Amended and Restated Employment Agreement (William Alena and Frederic Beckley)**	10-Q	11/9/2016	10.2
10.14	Niklas Lindstrom Offer Letter**	10-K	3/16/2018	10.19
10.15	Form of Employee Option Agreement**	10-K	3/14/2012	10.22
10.16	Form of Director Option Agreement**	10-K	3/14/2013	10.27
10.17	Form of Indemnification Agreement	S-4	8/11/2011	10.29
10.18	Form of Indemnification Agreement – Lewis	S-4	8/11/2011	10.30
10.19	Form of Indemnification Agreement	8-K	12/6/2013	10.1
10.20	Credit Agreement, dated as of March 3, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/6/2017	10.1
10.21	Amended and Restated Credit Agreement, dated as of September 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	9/20/2017	10.1
10.22	First Amendment to Amended and Restated Credit Agreement, dated as of October 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10/20/2017	10.1
10.23	Second Amendment to Amended and Restated Credit Agreement, dated as of March 7, 2018, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/8/2018	10.1
10.24	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of July 27, 2018 with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	8/1/2018	10.1
10.25	Cooperation Agreement dated June 27, 2017 by and among The Meet Group, Inc. and Harvest Small Cap Partners Master Ltd., Harvest Small Cap Partners, LP, Harvest Small Cap Partners GP, LLC, Harvest Capital Strategies LLC, and Jeffrey B. Osher.	8-K	6/29/2017	10.1
10.26	Cooperation Agreement dated January 5, 2018 by and among The Meet Group, Inc. and Kanen Wealth Management LLC and David L. Kanen	8-K	1/9/2018	10.1

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)***				Furnished
32.2	Certification of Principal Financial Officer (Section 906)***				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

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

****    Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

# Confidential treatment requested under 17 C.P.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission.

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

THE MEET GROUP, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 8, 2019
Geoffrey Cook	(Principal Executive Officer)

/s/James Bugden	Chief Financial Officer	March 8, 2019
James Bugden	(Principal Financial Officer)

/s/Michael Johnson	Chief Accounting Officer	March 8, 2019
Michael Johnson	(Principal Accounting Officer)

/s/Spencer Rhodes	Director, Chairman of the Board of Directors	March 8, 2019
Spencer Rhodes

/s/Jean Clifton	Director	March 8, 2019
Jean Clifton

/s/Christopher Fralic	Director	March 8, 2019
Christopher Fralic

/s/Spencer Grimes	Director	March 8, 2019
Spencer Grimes

/s/Bedi Singh	Director	March 8, 2019
Bedi Singh

/s/Jason Whitt	Director	March 8, 2019
Jason Whitt