Form 10-Q
period 2019-03-31
Meet Group, Inc.
filed 2019-05-09
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of May 6, 2019
Common Stock, $0.001 par value per share	75,483,488	shares
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MEET	NASDAQ

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,811,733	$28,365,725
Accounts receivable, net of allowance of $708,385 and $383,579 at March 31, 2019 and December 31, 2018, respectively	26,082,600	27,148,484
Prepaid expenses and other current assets	5,928,680	4,911,057
Total current assets	51,823,013	60,425,266
Goodwill	156,698,026	148,132,873
Property and equipment, net	4,262,868	4,633,764
Operating lease right-of-use assets, net	3,362,781	—
Intangible assets, net	37,240,026	36,558,439
Deferred taxes	15,825,171	15,648,572
Other assets	2,172,713	2,453,255
Total assets	$271,384,598	$267,852,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,414,478	$9,071,193
Accrued liabilities	19,250,505	19,112,303
Current portion of long-term debt	15,000,000	18,566,584
Current portion of capital lease obligations	133,442	134,067
Current portion of operating lease liabilities	1,432,077	—
Deferred revenue	4,736,808	4,620,690
Total current liabilities	45,967,310	51,504,837
Long-term capital lease obligations, less current portion	15,100	58,683
Long-term debt, less current portion, net	21,375,996	18,087,956
Long-term operating lease liabilities, less current portion	1,974,827	—
Long-term derivative liability	—	940,216
Other liabilities	825,584	39,651
Total liabilities	70,158,817	70,631,343
Commitments and contingencies (see Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 75,270,035 and 74,697,526 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	75,272	74,700
Additional paid-in capital	422,471,569	419,455,818
Accumulated deficit	(219,018,426)	(220,276,025)
Accumulated other comprehensive loss	(2,302,634)	(2,033,667)
Total stockholders’ equity	201,225,781	197,220,826
Total liabilities and stockholders’ equity	$271,384,598	$267,852,169

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues	$49,513,237	$37,637,793
Operating costs and expenses:
Sales and marketing	7,840,866	7,047,993
Product development and content	31,123,375	22,101,537
General and administrative	4,927,782	5,469,178
Depreciation and amortization	3,198,104	3,629,603
Acquisition and restructuring	478,995	3,349,951
Total operating costs and expenses	47,569,122	41,598,262
Income (loss) from operations	1,944,115	(3,960,469)
Other income (expense):
Interest income	32,389	7,208
Interest expense	(402,864)	(607,686)
Gain (loss) on foreign currency transactions	(65,209)	103,043
Other	3,549	(6,944)
Total other expense	(432,135)	(504,379)
Income (loss) before income tax benefit (expense)	1,511,980	(4,464,848)
Income tax benefit (expense)	(254,381)	252,187
Net income (loss)	$1,257,599	$(4,212,661)

Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$0.02	$(0.06)
Diluted net income (loss) per common stockholder	$0.02	$(0.06)

Weighted average shares outstanding:
Basic	74,848,080	71,981,487
Diluted	78,799,248	71,981,487

Comprehensive income (loss):
Net income (loss)	$1,257,599	$(4,212,661)
Other comprehensive income (loss):
Reclassification of gains (losses) on derivative financial instruments, net of tax benefit (expense) of $346,475 and ($324,303), respectively	(775,837)	778,143
Unrealized gains (losses) on derivative financial instruments, net of tax (benefit) expense of ($385,922) and $417,896, respectively	827,668	(761,126)
Foreign currency translation adjustment	(320,798)	368,355
Other comprehensive income (loss)	(268,967)	385,372
Comprehensive income (loss)	$988,632	$(3,827,289)

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of ASC Topic 606	—	—	—	16,475	—	16,475
Stock-based compensation expense	—	—	2,168,925	—	—	2,168,925
Issuance of common stock for vested RSAs	191,979	186	(186)	—	—	—
RSAs withheld to cover taxes	—	—	(92,600)	—	—	(92,600)
Other comprehensive income	—	—	—	—	385,372	385,372
Net loss	—	—	—	(4,212,661)	—	(4,212,661)
Balance-March 31, 2018	72,106,997	$72,104	$410,105,207	$(225,632,074)	$(739,166)	$183,806,071

Balance-December 31, 2018	74,697,526	$74,700	$419,455,818	$(220,276,025)	$(2,033,667)	$197,220,826
Stock-based compensation expense	—	—	2,424,717	—	—	2,424,717
Exercise of stock options	151,737	152	680,837	—	—	680,989
Issuance of common stock for vested RSAs	420,772	420	(420)	—	—	—
RSAs withheld to cover taxes	—	—	(89,383)	—	—	(89,383)
Other comprehensive loss	—	—	—	—	(268,967)	(268,967)
Net income	—	—	—	1,257,599	—	1,257,599
Balance-March 31, 2019	75,270,035	$75,272	$422,471,569	$(219,018,426)	$(2,302,634)	$201,225,781

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,257,599	$(4,212,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,198,104	3,629,603
Amortization right-of-use assets	695,327	—
Stock-based compensation expense	2,424,717	2,168,925
Deferred taxes	(146,956)	(539,231)
(Gain) loss on foreign currency transactions	65,209	(103,043)
Bad debt expense	325,045	213,598
Amortization of loan origination costs	38,040	86,527
Change in contingent consideration obligations	15,915	—
Changes in operating assets and liabilities:
Accounts receivable	1,187,419	5,988,039
Prepaid expenses, other current assets and other assets	(773,988)	(793,908)
Accounts payable and accrued liabilities	(5,008,559)	273,716
Deferred revenue	85,043	723,907
Net cash provided by operating activities	3,362,915	7,435,472
Cash flows from investing activities:
Purchase of property and equipment	(282,641)	(172,642)
Acquisition of business, net of cash and restricted cash acquired	(11,807,925)	—
Net cash used in investing activities	(12,090,566)	(172,642)
Cash flows from financing activities:
Proceeds from exercise of stock options	680,989	—
Payments of capital leases	(40,885)	(73,317)
Proceeds from borrowings of debt	7,000,000	—
Payments for restricted stock awards withheld for taxes	(89,383)	(92,600)
Payments on long-term debt	(7,316,584)	(3,750,000)
Net cash provided by (used in) financing activities	234,137	(3,915,917)
Change in cash, cash equivalents, and restricted cash prior to effects of foreign currency exchange rate	(8,493,514)	3,346,913
Effect of foreign currency exchange rate (translation)	(60,478)	69,548
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,553,992)	3,416,461
Cash, cash equivalents, and restricted cash at beginning of period	28,365,725	25,052,995
Cash, cash equivalents, and restricted cash at end of period	$19,811,733	$28,469,456
Supplemental disclosure of cash flow information:
Cash paid for interest	$361,303	$516,940

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

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years, we have transformed our business from an advertising based revenue model to one where the majority of our revenue is derived from user pay monetization and subscriptions. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our live video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties: Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in revenue recognition, accounting for business combinations, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, and stock-based compensation. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2019, the Company’s contingent consideration liability had a fair value of $1.7 million. See Note 2— Acquisitions for more information regarding the Company’s contingent consideration liability.

The Company carries a term loan facility with an outstanding balance at March 31, 2019 and December 31, 2018 of $29.6 million and $36.9 million, respectively. As part of the Growlr Acquisition (as defined in Note 2— Acquisitions), the Company drew down $7.0 million on its revolving credit facility. The outstanding balance on the Company’s revolving credit facility at March 31, 2019 was $7.0 million. The outstanding balances of the Company’s term loan and revolving credit facilities as of March 31, 2019 and

December 31, 2018 approximate fair value due to the variable market interest rates and relatively short maturity associated with them. See Note 6— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases its operating facilities in the U.S. and Germany under certain noncancelable operating leases that expire through 2022. The Company also leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance of operating and finance leases as of March 31, 2019 and December 31, 2018 approximates fair value due to their relatively short maturities.

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

The Company is measuring the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See Note 10— Derivatives and Hedging Activities for further details.

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

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$1,257,599	$(4,212,661)

Denominator:
Weighted-average shares outstanding— basic	74,848,080	71,981,487
Effect of dilutive securities	3,951,168	—
Weighted-average shares outstanding— diluted	78,799,248	71,981,487

Basic income (loss) per share	$0.02	$(0.06)
Diluted income (loss) per share	$0.02	$(0.06)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Stock options	2,537,778	5,394,809
Unvested RSAs	1,436,457	3,403,617
Unvested PSUs	248,350	—
Total	4,222,585	8,798,426

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the three months ended March 31, 2019 and 2018, two customers, both of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised approximately 61% and 47% of total revenues, respectively. Two and three customers, which were advertising aggregators and customer payment processors, comprised approximately 42% and 36% of accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations, however, there can be no assurance that the Company’s business will not experience any adverse impact from credit risk in the future.

Reclassifications

In the statement of comprehensive income (loss) for the three months ended March 31, 2018, approximately $1.7 million was reclassified from unrealized gain (loss) on derivative instruments to foreign currency translation adjustment. This reclassification had no impact on net other comprehensive income (loss) for the three months ended March 31, 2018 or accumulated comprehensive loss as of March 31, 2018.

Recent Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which adds an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption.

The Company adopted ASU No. 2016-02 as of January 1, 2019, using the transition method per ASU No. 2018-11 issued in July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840.

The Company elected the package of practical expedients permitted under the new standard which, among other things, allowed the Company to not reassess the lease classification, the lease identification and the initial direct costs for any existing leases. Further, as permitted by the standard, the Company made an accounting policy election not to record ROU assets or lease liabilities for leases with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statement of operations on a straight-line basis over the lease term. Upon adoption on January 1, 2019, this standard resulted in the recognition of additional assets of $3.2 million and liabilities of $3.3 million on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Company’s results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removes, modifies, and makes certain additions to the disclosure requirements on fair value measurement. The amendments in ASU 2018-13 are effective for fiscal years beginning after on December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 2— Acquisitions

Growlr

On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, LLC, a privately held company that owns and operates Growlr (“Growlr”), a leading same-sex social app, for cash consideration of $11.8 million, plus an earnout of up to $2.0 million (the “Growlr Acquisition”). The Growlr Acquisition was funded by $4.8 million of cash on hand and a draw down of $7.0 million from the Company’s Revolving Credit Facility. See Note 6— Long-Term Debt for further details on the Revolving Credit Facility. The earnout of $2.0 million is to be paid in annual $1.0 million installments over the next two years if certain revenue metrics are achieved in each year. The Company expects goodwill to be deductible for tax purposes.

The acquisition-date fair value of the consideration transferred is as follows:

At March 5, 2019

Cash consideration (1)	$11,807,925
Contingent consideration	1,718,000
Total consideration	$13,525,925
(1) Cash consideration includes a $1.0 million escrow payment to be paid out 18 months from the date of the transaction.

The following is the preliminary purchase price allocation as of the March 5, 2019 acquisition date:

At March 5, 2019
Accounts receivable	544,632
Intangible assets	3,480,000
Accrued expenses and other current liabilities	(10,000)
Deferred revenue	(102,058)
Net assets acquired	3,912,574
Goodwill	9,613,351
Total consideration	$13,525,925

The preliminary fair values of the Growlr trademarks were determined using an income approach. The preliminary fair value of software acquired, which represents the primary platform on which the Growlr apps operate, was determined using a cost approach. The preliminary fair value of customer relationships was determined using an excess earnings approach. The amounts assigned to the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Amortization Period (Years)
Trademark	$1,200,000	10.0
Software	865,000	3.0
Customer relationships	1,415,000	3.6
Total identifiable intangible assets	$3,480,000	5.7

The operating results of Growlr for the period from March 5, 2019 to March 31, 2019, including revenues of $0.2 million and net loss of approximately $0.03 million, have been included in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019. The Company incurred a total of $0.3 million in transaction costs in connection with the Growlr Acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2019.

The following pro forma information shows the results of the Company’s operations for the three months ended March 31, 2019 and 2018 as if the Growlr Acquisition had occurred on January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Growlr Acquisition had been made as of that date.

	Three Months Ended March 31,
	2019	2018
Revenues	$50,337,825	$38,809,705
Net income (loss)	$3,393,954	$(3,531,303)

Note 3—Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy. See Note 10— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market mutual funds, derivatives and hedging instruments and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Assets
Money market	$6,638,808	$—	$—	$6,638,808
Derivative assets	—	957,380	—	957,380
Total assets	$6,638,808	$957,380	$—	$7,596,188
Liabilities
Contingent consideration	$—	$—	$1,733,917	$1,733,917
Total liabilities	$—	$—	$1,733,917	$1,733,917
December 31, 2018
Assets
Money market	$7,639,866	$—	$—	$7,639,866
Derivative asset	—	972,784	—	972,784
Total assets	$7,639,866	$972,784	$—	$8,612,650
Liabilities
Derivative liability	$—	$940,216	$—	$940,216
Total liabilities	$—	$940,216	$—	$940,216

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2018	$—
Amounts acquired	1,718,000
Accretion	15,917
Balance as of March 31, 2019	$1,733,917

The Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance, for fair value measurements. Based on the Company’s projected results, the Company estimated the probability of success to be 100% for the contingent consideration related to the Growlr Acquisition as of March 31, 2019. The contingent consideration is recorded in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2018.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the three months ended March 31, 2019 and as of the year ended December 31, 2018.

Note 4— Intangible Assets and Goodwill

Intangible assets consist of the following:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,604,415	$(14,380,989)	$21,223,426
Customer relationships	15,248,318	(7,793,201)	7,455,117
Software	19,561,581	(11,000,098)	8,561,483
Total	$70,414,314	$(33,174,288)	$37,240,026

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,636,802	$(13,406,226)	$21,230,576
Customer relationships	13,901,313	(7,130,285)	6,771,028
Software	18,722,187	(10,165,352)	8,556,835
Total	$67,260,302	$(30,701,863)	$36,558,439

Amortization expense was approximately $2.6 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2019	$7,940,552
2020	8,557,575
2021	7,087,546
2022	4,146,250
2023	2,746,555
Thereafter	6,761,548
Total	$37,240,026

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

March 31, 2019
Balance at December 31, 2018	$148,132,873
Goodwill acquired from Growlr Acquisition	9,613,351
Foreign currency translation adjustments	(1,048,198)
Balance at March 31, 2019	$156,698,026

Note 5— Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Servers, computer equipment and software	$13,894,736	$13,656,176
Office furniture and equipment	594,501	574,559
Leasehold improvements	644,303	646,123
	15,133,540	14,876,858
Less accumulated depreciation	(10,870,672)	(10,243,094)
Property and equipment - net	$4,262,868	$4,633,764

Property and equipment depreciation expense was approximately $0.6 million for each of the three months ended March 31, 2019 and 2018, respectively.

Note 6— Long-Term Debt

Credit Facilities

On September 18, 2017, in connection with the Company’s acquisition of all of the outstanding shares of Lovoo (the “Lovoo Acquisition”), the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides for a $20.0 million revolving credit facility (the “Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility (the “Term Loan Facility,” and together with the “Revolving Credit Facility”, the “Credit Facilities”). On October 18, 2017, the Company drew down $60.0 million from its Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred when the Company entered into the Credit Facilities were $0.6 million. Fees and direct costs incurred are offset against long-term debt on the accompanying condensed consolidated balance sheets.

On March 7, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, the Company entered into an amendment to the Amended and Restated Credit Agreement that amends the Company’s obligation to use certain of its excess cash flow to prepay its obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. The Company made an excess cash flow payment of approximately $4.3 million in the third quarter of 2018.

In March 2019, the Company made an excess cash flow payment of $3.6 million related to the fiscal year end December 31, 2018. On March 5, 2019, in connection with the Growlr Acquisition, as discussed in Note 2— Acquisitions, the Company drew down $7.0 million from its Revolving Credit Facility. Borrowings on the Revolving Credit Facility are included in long-term debt, less current portion, net, on the accompanying condensed consolidated balance sheets.

The Company intends to use the remaining proceeds of the Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At the Company’s election, loans made under the Credit Facilities will bear interest at either (i) a base rate (“Base Rate”) plus an applicable margin or (ii) a London interbank offered rate (“LIBO Rate”) plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s present and future domestic subsidiaries (the “Guarantors”) will guarantee the obligations of the Company and its subsidiaries under the Credit Facilities. The obligations of the Company and its subsidiaries under the Credit Facilities are secured by all of the assets of the Company and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents.

The Credit Facilities consist of the following:

	March 31, 2019	December 31, 2018
Credit Facilities
Term Loan Facility	$29,623,574	$36,940,158
Revolving Credit Facility	7,000,000	—
Total Credit Facilities	36,623,574	36,940,158
Less: Debt discount, net	(247,578)	(285,618)
Net carrying amount	$36,375,996	$36,654,540
Less: current portion	15,000,000	18,566,584
Long-term debt, net	$21,375,996	$18,087,956

The weighted average interest rate on the Credit Facilities at March 31, 2019 was 6.31%.

Note 7— Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021. Lovoo stores a majority of its user and business data in the Google Cloud Platform in Germany under a noncancelable minimum commitment agreement that expires in 2023.

A summary of minimum future commitments required under the Company’s cloud data storage contracts as of March 31, 2019 are as follows:

For the Years Ending December 31,	Cloud Data Storage
Remaining in 2019	$3,765,808
2020	5,617,502
2021	6,802,793
2022	1,043,337
2023	1,147,670
Thereafter	—
Total minimum lease payments	$18,377,110

Credit Facility

A summary of minimum future principal payments under our Credit Facilities as of March 31, 2019 are as follows:

For the Years Ending December 31,	Credit Facilities(1)
Remaining in 2019	$11,250,000
2020	25,373,574
Total minimum loan payments	$36,623,574

(1)
Interest rates on the Credit Facilities are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $22.5 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the March 31, 2019 level, we would receive interest payments of $0.1 million in 2019 and $0.04 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap and non-amortizing interest rate cap.

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

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.2 million for each of the three months ended March 31, 2019 and 2018, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2019 and December 31, 2018 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 151,737 and 1,079,496 related to exercises of stock options and 420,772 and 1,591,662 related to restricted stock awards in the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

The Company began granting PSUs to certain employees in April and July 2018. PSUs are based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning three years from the grant date of the PSU. PSU awards will vest at the end of the performance period and will be paid immediately in shares of common stock. Stock-based compensation expense for PSUs is amortized on a straight-line basis over the performance period. PSU awards are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of all awards given by the Company. Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
	2019	2018
Sales and marketing	$70,175	$118,547
Product development and content	1,499,393	1,114,067
General and administrative	855,149	936,311
Total stock-based compensation expense	$2,424,717	$2,168,925

As of March 31, 2019, there was approximately $1.4 million, $10.6 million and $1.3 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.0 year, 1.7 years and 2.1 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including approximately 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire, or are forfeited after April 9, 2018 and any restricted stock awards that either terminate, expire, or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of March 31, 2019, there were approximately 6.7 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Plan

A summary of RSA activity under the 2018 Plan during the three months ended March 31, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	1,677,227	$4.18
Granted	597,016	5.55
Vested	—	—
Forfeited or expired	(20,736)	4.36
Outstanding and unvested at March 31, 2019	2,253,507	$4.54

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2018 Plan of approximately $1.0 million for the three months ended March 31, 2019.

Performance Share Awards Under 2018 Omnibus Incentive Plan

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

A summary of PSU awards under the 2018 Plan during the three months ended March 31, 2019 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2018	60,000	$4.65
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2019	60,000	$4.65

The Company recorded stock-based compensation expense related to PSUs under the 2018 Plan of approximately $0.02 million for the three months ended March 31, 2019.

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

A summary of stock option activity under the 2012 Plan during the three months ended March 31, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,447,315	$3.27
Granted	—	—
Exercised	(102,570)	4.33
Forfeited or expired	—	—
Outstanding at March 31, 2019	2,344,745	$3.23	6.8	$4,293,707
Exercisable at March 31, 2019	1,915,849	$2.97	6.5	$3,992,364

The total intrinsic values of options exercised under the 2012 Plan were $0.2 million during the three months ended March 31, 2019. No options under the 2012 Plan were exercised during the three months ended March 31, 2018. The Company recorded stock-based compensation expense related to options under the 2012 Plan of approximately $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Awards Under Amended and Restated 2012 Omnibus Incentive Plan

A summary of RSA activity under the 2012 Plan during the three months ended March 31, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	1,166,535	$3.58
Granted	—	—
Vested	(386,498)	2.53
Forfeited or expired	(4,933)	3.86
Outstanding and unvested at March 31, 2019	775,104	$4.11

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2012 Plan of approximately $0.7 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

Performance Share Awards Under Amended and Restated 2012 Omnibus Incentive Plan

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

A summary of PSU awards under the 2012 Plan during the three months ended March 31, 2019 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2018	550,000	$2.94
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2019	550,000	$2.94

The Company recorded stock-based compensation expense related to PSUs under the 2012 Plan of approximately $0.1 million for the three months ended March 31, 2019, respectively.

Amended and Restated 2006 Stock Incentive Plan

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

A summary of stock option activity under the 2006 Stock Plan during the three months ended March 31, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,074,411	$4.00
Granted	—	—
Exercised	(22,500)	3.78
Forfeited or expired	—	—
Outstanding at March 31, 2019	1,051,911	$4.00	2.5	$1,101,536
Exercisable at March 31, 2019	1,007,732	$4.02	2.6	$1,042,778

The total intrinsic values of options exercised under the 2006 Stock Plan were $0.04 million during the three months ended March 31, 2019. No options under the 2006 Stock Plan were exercised during the three months ended March 31, 2018.

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

Options Under The 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan during the three months ended March 31, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	444,168	$5.10
Granted	—	—
Exercised	(26,667)	5.69
Forfeited or expired	(97,501)	5.02
Outstanding at March 31, 2019	320,000	$5.07	7.8	$50,000
Exercisable at March 31, 2019	213,333	$5.07	7.8	$33,333

The total intrinsic values of options exercised under the 2016 Stock Plan were $0.01 million during the three months ended March 31, 2019. No options under the 2006 Stock Plan were exercised during the three months ended March 31, 2018. The Company recorded stock-based compensation expense related to options under the 2016 Stock Plan of approximately $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Awards Under The 2016 Stock Plan

A summary of RSA activity under the 2016 Stock Plan during the three months ended March 31, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	474,686	$4.25
Granted	—	—
Vested	(50,000)	4.83
Forfeited or expired	(29,000)	4.17
Outstanding and unvested at March 31, 2019	395,686	$4.18

Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2016 Stock Plan of approximately $0.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

Note 9— Income Taxes

The Company recorded a net income tax expense of approximately $0.3 million and a benefit from income taxes of approximately $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The net income tax expense recorded during the three months ended March 31, 2019 is primarily related to the mix of earnings between the US and Germany and the estimated GILTI tax, partially offset by discrete tax benefits related to an excess benefit on stock-based compensation,.

For the three months ended March 31, 2019, the Company’s effective tax rate (“ETR”) from operations is 16.8%, compared to (5.6)% for the three months ended March 31, 2018. The difference between the Company’s ETR and the current U.S. statutory rate of 21%, as well as the difference in the ETR for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, are primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany, partially offset by excess benefits on stock-based compensation.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (“NOLs”). As of March 31, 2019 and December 31, 2018, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During the three months ended March 31, 2019 and 2018, the Company had no material changes in uncertain tax positions.

Note 10— Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Between March 31, 2019 and March 31, 2020, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense.

As of March 31, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At March 31, 2019
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$22,500,000
Interest rate caps	1	$15,000,000	$10,690,158

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

As of March 31, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €36,831,223 as of March 31, 2019)	(amortizing to $42,750,000 as of March 31, 2019)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2019 and December 31, 2018.

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets	$90,779	$166,058	$—	$—
Interest rate products	Other assets - non-current	11,764	53,355	—	—
Cross currency contract	Prepaid expenses and other current assets	821,688	753,371	—	—
Cross currency contract	Other assets - non-current / Long-term liability	33,149	—	—	(940,216)
Total derivatives designated as hedging instruments		$957,380	$972,784	$—	$(940,216)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31,
	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(60,809)	$268,549
Cross currency contract	1,274,399	(1,447,571)
Total	$1,213,590	$(1,179,022)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,
	2019	2018
Interest expense	$52,541	$(38,279)
Interest expense	202,825	219,500
Gain (loss) on foreign currency transactions	866,946	(1,283,667)
Total	$1,122,312	$(1,102,446)

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019
	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(402,864)	$(65,209)
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$255,366	$866,946
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—

	Three Months Ended March 31,
	2018
	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(607,686)	$103,043
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$181,221	$(1,283,667)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—

As of March 31, 2019, none of the Company’s derivatives had a fair value in a net liability position.

Note 11— Revenue

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
User pay revenue	$35,825,109	72.4%	$22,405,530	59.5%
Advertising	13,688,128	27.6%	15,232,263	40.5%
Total revenue	$49,513,237	100.0%	$37,637,793	100.0%

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold and Icebreakers (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual products. The In-App Products allow users to engage with other users on the applications and in live video. They also put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that the Company manages. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of our platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on our platforms. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. The breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the In-App Products are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income (loss). Breakage recognized during the three months ended March 31, 2019 and 2018 was $0.8 million and $0.7 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription based products, the Company recognizes revenue over the term of the subscription.

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

The Company also recognizes revenue from cross-platform/social theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/social theater contracts, the consideration promised is fixed per ad campaign and term, and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand rates and number of impressions served due to traffic volume and the specific ad campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. As such, the Company recognizes all actual advertising revenues from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period.

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

Deferred Revenue

The Company records deferred revenue when the consideration for a good or service is received in advance of its performing the obligation. The deferred revenue balance for the three months ended March 31, 2019 increased $35.9 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $35.8 million revenue recognized from deferred revenue due to performance obligations satisfied during the three months ended March 31, 2019.

Note 12— Leases

The Company has operating leases for its corporate offices and data centers in the U.S. and Germany, and finance leases for certain data centers, printers and other furniture in its German offices. The Company's lease terms include options to extend or terminate the lease and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

The Company determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Operating Leases

The Company leases its operating facilities, data center storage facilities and certain data storage equipment in the U.S. and Germany under certain noncancelable operating leases that expire at various times through 2022. These leases are renewable at the Company’s option.

Capital Leases

The Company leases certain fixed assets under capital leases that expire at various times through 2021. The capital leases are for the Company’s computer equipment and printers in its German offices. Principal and interest are payable monthly at interest rates ranging from 4.7% to 7.0% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements during the three months ended March 31, 2019.

The following table presents the Company’s lease costs for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Lease Costs:
Operating lease cost*	$725,236

Finance lease cost:
Amortization of right-of-use assets	$1,518
Interest on lease liabilities	2,302
Total finance lease cost	$3,820
* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$737,956
Operating cash flows from finance leases	$2,302
Financing cash flows from finance leases	$40,885

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,069,656

The aggregate future lease payments for ROU assets and finance leases as of March 31, 2019 are as follows:

For the Years Ending December 31,	ROU Assets	Financing
Remaining in 2019	$1,236,231	$116,383
2020	1,140,568	31,644
2021	853,870	4,710
2022	318,345	—
2023	43,559	—
Thereafter	—	—
Total minimum lease payments	$3,592,573	$152,737
Less: amount representing interest	185,669	4,195
Total present value of minimum payments	3,406,904	148,542
Less: current portion	$1,432,077	$133,442
Long-term obligations	$1,974,827	$15,100

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	March 31, 2019
Operating leases	2.75
Finance leases	1.00

Weighted average discount rate
Operating leases	3.9%
Finance leases	5.7%

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

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this report and in our Form 10-K for the year ended December 31, 2018. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), as well as our condensed consolidated financial statements and the accompanying notes included in this report.

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

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years, we have transformed our business from an advertising based revenue model to one where the majority of our revenue is derived from user pay monetization and subscriptions. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our live video platform in 2016 with the belief that we could successfully pair live-streaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties: Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our live-streaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended March 31, 2019 and 2018, the total MAUs were approximately 17.59 million and 16.17 million, respectively, and total DAUs were approximately 4.93 million and 4.85 million, respectively.

	Monthly Average for the Quarter Ended
	March 31,
	2019	2018
MAU	17,585,487	16,167,271

	For the Quarter Ended
	March 31,
	2019	2018
DAU	4,931,223	4,848,392

First Quarter of 2019 Highlights

•	Total revenue was $49.5 million for the first quarter of 2019, up 31.6% from $37.6 million in the first quarter of 2018.

•
Net income for the first quarter of 2019 was $1.3 million. Adjusted EBITDA was $8.1 million for the first quarter of 2019. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $19.8 million at March 31, 2019.

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

In the quarter ended March 31, 2019, the Company averaged 15.18 million mobile MAUs and 17.59 million total MAUs, compared to 13.64 million mobile MAUs and 16.17 million total MAUs in the quarter ended March 31, 2018, a net increase of 1.54 million or 11% for mobile MAUs and a net increase of 1.42 million or 9% for total MAUs. Mobile DAUs were 4.35 million for the quarter ended March 31, 2019, compared to 4.21 million mobile DAUs for the quarter ended March 31, 2018, a net increase of approximately 0.14 million total MAUs, or 3%. For the quarter ended March 31, 2019, the Company averaged 4.93 million total DAUs, compared to 4.85 million total DAUs for the quarter ended March 31, 2018, a net increase of approximately 0.08 million total DAUs, or 2%.

In the quarter ended March 31, 2019, the Company earned an average of $1.45 ARPU on the web and $2.89 ARPU on our mobile applications, compared to $1.55 ARPU on the web and $2.25 in mobile ARPU for the quarter ended March 31, 2018. In the quarter ended March 31, 2019, the Company earned an average of $0.084 in web ARPDAU and $0.112 in mobile ARPDAU, compared to $0.088 in web ARPDAU and $0.081 in mobile ARDAU for the quarter ended March 31, 2018.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the revenue we earn per thousand advertising impressions could affect our revenue and financial results. In 2017 we experienced declining advertising rates, which negatively affected our revenue. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

•
User Geography: The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates. For example, ARPU in the U.S. and Canada is significantly higher than in Latin America.

•
New User Sources: The percentage of our new users that are acquired through inorganic, paid sources impacts our financial performance, specifically with regard to ARPU for web and mobile. Inorganically acquired users tend to have lower engagement rates, tend to generate fewer visits and ad impressions and tend to be less likely to make in-app purchases. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically acquired users, but the rate at which we monetize the average active user overall declines as a result.

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

•
Business Combinations: Acquisitions have been an important part of our growth strategy. During the two years in the period ended December 31, 2017, we acquired three companies (Skout, if(we) and Lovoo), representing four significant brands for our portfolio (Skout, Tagged, Hi5 and Lovoo). We also acquired Growlr in March 2019. Our ability to integrate acquired apps into our portfolio will impact our financial performance. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated results of operations may not be comparable between periods.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 8, 2019. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2019, compared to those discussed in our Annual Report, except for our adoption of the new lease standard.

Leases

We determine, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		Change From Prior Year
	2019	2018	($)%
Revenues	$49,513,237	$37,637,793	$11,875,444	31.6%
Operating costs and expenses:
Sales and marketing	7,840,866	7,047,993	792,873	11.2%
Product development and content	31,123,375	22,101,537	9,021,838	40.8%
General and administrative	4,927,782	5,469,178	(541,396)	(9.9)%
Depreciation and amortization	3,198,104	3,629,603	(431,499)	(11.9)%
Acquisition and restructuring	478,995	3,349,951	(2,870,956)	(85.7)%
Total operating costs and expenses	47,569,122	41,598,262	5,970,860	14.4%
Income (loss) from operations	1,944,115	(3,960,469)	5,904,584	149.1%
Other income (expense):
Interest income	32,389	7,208	25,181	349.3%
Interest expense	(402,864)	(607,686)	204,822	33.7%
Gain (loss) on foreign currency transactions	(65,209)	103,043	(168,252)	(163.3)%
Other	3,549	(6,944)	10,493	151.1%
Total other expense	(432,135)	(504,379)	72,244	14.3%
Income (loss) before income tax benefit (expense)	1,511,980	(4,464,848)	5,976,828	133.9%
Income tax benefit (expense)	(254,381)	252,187	(506,568)	(200.9)%
Net income (loss)	$1,257,599	$(4,212,661)	$5,470,260	129.9%

Revenues

Our revenues were approximately $49.5 million for the three months ended March 31, 2019, an increase of $11.9 million or 31.6% compared to $37.6 million for the three months ended March 31, 2018. The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
User pay revenue	$35,825,109	72.4%	$22,405,530	59.5%
Advertising	13,688,128	27.6%	15,232,263	40.5%
Total revenue	$49,513,237	100.0%	$37,637,793	100.0%

The increase in revenue is attributable to a $13.4 million increase in user pay revenue, partially offset by a $1.5 million decrease in advertising revenue. The increase in user pay revenue is attributed to the adoption of Tagged Live at the end of the first quarter of 2018 and Lovoo Live starting to rollout in the second quarter of 2018. The increase in user pay revenue is also attributable to growth in revenue on MeetMe Live and Skout Live in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in ad revenue is primarily due to the decrease in the number of advertising impressions for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $0.8 million, or 11.2%, to $7.8 million for the three months ended March 31, 2019 from $7.0 million for the three months ended March 31, 2018. The net increase in sales and marketing expenses is due to increased advertising spend of approximately $0.8 million to attract more users to the apps.

Product Development and Content: Product development and content expenses increased approximately $9.0 million, or 40.8%, to $31.1 million for the three months ended March 31, 2019 from $22.1 million for the three months ended March 31, 2018. The net increase in product development and content expense is attributable to increases in mobile content costs of $9.4 million, partially offset by a decrease in social theater expenses of $0.4 million. The increase in mobile content costs is due to the adoption of Tagged Live at the end of the first quarter of 2018 and Lovoo Live starting to rollout in the second quarter of 2018 as well as growth in revenue on MeetMe Live and Skout Live.

General and Administrative: General and administrative expenses decreased $0.6 million or 9.9%, to $4.9 million for the three months ended March 31, 2019 from $5.5 million for the three months ended March 31, 2018. The net decrease in general and administrative expense is primarily due to decreases in office related expenses of approximately $0.3 million, travel related costs of $0.1 million and employee expenses of $0.1 million. The decrease in office related expenses is mainly due to the lower facilities costs after closing one of our offices in San Francisco, CA at the end of March 2018.

Depreciation and Amortization: Depreciation and amortization expenses decreased $0.4 million or 11.9%, to $3.2 million for the three months ended March 31, 2019 from $3.6 million for the three months ended March 31, 2018. The decrease in depreciation and amortization expense is primarily attributable to lower amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition, partially offset by the amortization of the intangibles related to the Growlr Acquisition.

Acquisition and Restructuring: Acquisition and restructuring expenses decreased $2.8 million or 85.7%, to $0.5 million for the three months ended March 31, 2019 from $3.3 million for the three months ended March 31, 2018. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to a decrease in severance costs, partially offset by transaction costs from the Growlr Acquisition of approximately $0.3 million.

Comparison of Stock-Based Compensation and Income Taxes

Stock Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $0.2 million to $2.4 million for the three months ended March 31, 2019 from $2.2 million for the three months ended March 31, 2018. Stock-based compensation expense represented 5.1% and 5.2% of operating expenses for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was approximately $1.4 million, $10.6 million and $1.3 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 1.0 year, 1.7 years and 2.1 years relating to stock options, RSAs and PSUs, respectively.

	Three Months Ended March 31,		Change from Prior Year
	2019	2018	($)
Sales and marketing	$70,175	$118,547	$(48,372)
Product development and content	1,499,393	1,114,067	385,326
General and administrative	855,149	936,311	(81,162)
Total stock-based compensation expense	$2,424,717	$2,168,925	$255,792

Interest Expense

Interest expense decreased approximately $0.2 million to $0.4 million for the three months ended March 31, 2019 from $0.6 million for the three months ended March 31, 2018. The decrease in interest expense is due to a lower debt balance, partially offset by a higher effective interest rate during the three months ended March 31, 2019.

Income Tax Benefit (Expense)

Income tax expense was $0.3 million for the three months ended March 31, 2019, compared to a benefit of $0.3 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, our ETR from operations was 16.8%, compared to (5.6)% for the three months ended March 31, 2018. The difference between our ETR and the current U.S. statutory rate of 21%, as well as the difference in the ETR for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, are primarily related to permanent addback items and the difference in tax rates between the U.S. and Germany, partially offset by excess benefits on stock-based compensation.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$3,362,915	$7,435,472
Net cash used in investing activities	(12,090,566)	(172,642)
Net cash provided by (used in) financing activities	234,137	(3,915,917)
	$(8,493,514)	$3,346,913

Net cash provided by operations was approximately $3.4 million for the three months ended March 31, 2019 compared to approximately $7.4 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, net cash provided by operations consisted primarily of net income of approximately $1.3 million adjusted for certain non-cash expenses of approximately $3.2 million of depreciation and amortization expense, $2.4 million related to stock-based compensation expense, $0.7 million of amortization of right-of-use assets and $0.3 million of bad debt expense. Additionally, changes in working capital decreased net cash provided by operations. These changes included decreases in accounts payable and accrued liabilities of $5.0 million and increases of $0.8 million in prepaid expenses, other current assets and other assets, offset by a decrease in accounts receivable of approximately $1.2 million resulting from collections.

Net cash used in investing activities in the three months ended March 31, 2019 was primarily due to the Growlr Acquisition of approximately $11.8 million and $0.3 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash provided by financing activities in the three months ended March 31, 2019 of approximately $0.2 million was due to $7.0 million of proceeds from borrowings from our Revolving Credit Facility and $0.7 million of proceeds from the exercise of stock options. These proceeds were partially offset by $7.3 million of debt payments and $0.1 million of payments for restricted stock awards withheld for taxes.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$19,811,733	$28,365,725
Total assets	$271,384,598	$267,852,169
Percentage of total assets	7.3%	10.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of March 31, 2019, we had positive working capital of approximately $5.9 million.

On September 18, 2017, in connection with the Lovoo Acquisition, we entered into an Amended and Restated Credit Agreement with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as the Agent, amending and restating the Credit Agreement, dated March 3, 2017. The Amended and Restated Credit Agreement provides a Revolving Credit Facility for $20.0 million and a Term Loan Facility of $60.0 million. On October 18, 2017, we drew down $60.0 million from our Term Loan Facility in connection with the Lovoo Acquisition. Fees and direct costs incurred when the Company entered into the Credit Facilities were $0.6 million. Fees and direct costs incurred are offset against long-term debt on the accompanying condensed consolidated balance sheets.

On March 7, 2018, we entered into an amendment to the Amended and Restated Credit Agreement, that among other things, amends the definition of “Applicable Rate” and “EBITDA” and makes certain changes to the financial covenants. On July 27, 2018, we entered into an amendment to the Amended and Restated Credit Agreement that amends our obligation to use certain of our excess cash flow to prepay our obligations under the Credit Agreement by limiting the applicable period for the fiscal year ended December 31, 2017 to the period commencing October 31, 2017 and ended December 31, 2017. In conjunction with this amendment, we made an excess cash flow principal payment of approximately $4.3 million in the third quarter of 2018. See Note 6— Long-Term Debt for details on an amendment to the Amended and Restated Credit Agreement.

In March 2019, we made an excess cash flow payment of $3.6 million related to the fiscal year end December 31, 2018. On March 5, 2019, in connection with the Growlr Acquisition, as discussed in Note 2— Acquisitions, the Company drew down $7.0 million from our Revolving Credit Facility. Borrowings on the Revolving Credit Facility are included in long-term debt, less current portion, net on the accompanying condensed consolidated balance sheets.

We intend to use the remaining proceeds of the Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At our election, loans made under the Credit Facilities will bear interest at either (i) Base Rate plus an applicable margin or (ii) LIBO Rate plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s Guarantors will guarantee the obligations of the Company and its subsidiaries under the Credit Facilities. The obligations of us under the Credit Facilities are secured by all of the assets of us and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents.

As of March 31, 2019, we had an outstanding balance of $29.6 million on our Term Loan Facility. The weighted average interest rate at March 31, 2019 was 6.31%. Remaining unamortized fees and direct costs incurred for our Credit Facilities were $0.2 million. As of March 31, 2019, we had an outstanding balance of $7.0 million on our Revolving Credit Facility.

We did not enter into any new capital lease agreements for the three months ended March 31, 2019. As of March 31, 2019, capital leases that were previously assumed in connection with the Lovoo Acquisition had approximately $0.1 million in principal amount of capital lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of approximately $2.2 million for the remainder of 2019, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
ADJUSTED EBITDA	2019	2018
Net income (loss)	$1,257,599	$(4,212,661)
Interest expense	402,864	607,686
Income tax (benefit) expense	254,381	(252,187)
Depreciation and amortization	3,198,104	3,629,603
Stock-based compensation expense	2,424,717	2,168,925
Acquisition and restructuring	478,995	3,349,951
(Gain) loss on foreign currency transactions	65,209	(103,043)
ADJUSTED EBITDA	$8,081,869	$5,188,274

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of March 31, 2019 was held in insured depository accounts, of which $14.3 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019 includes detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” respectively. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations or the value of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Acquisition of Podcoin Mobile Application

On April 1, 2019, a subsidiary of the Company acquired the Podcoin mobile application and related assets from Violet Moon, LLC.  The purchase price was $0, and the Company assumed liabilities related to coin balances of the app's users of approximately $41,000. Podcoin offers loyalty points to podcast listeners and aims to foster community around shared interests by bringing social elements to podcast listening.  Violet Moon is owned by Geoff Cook and his wife, Kerri Cook.

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

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

May 9, 2019	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

May 9, 2019	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer)