Form 10-Q
period 2019-06-30
Meet Group, Inc.
filed 2019-07-31
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of July 29, 2019
Common Stock, $0.001 par value per share	76,257,633	shares

THE MEET GROUP, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 (Unaudited) and the year ended December 31, 2018	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,052,704	$28,365,725
Accounts receivable, net of allowance of $1,363,319 and $383,579 at June 30, 2019 and December 31, 2018, respectively	24,347,153	27,148,484
Prepaid expenses and other current assets	6,063,452	4,911,057
Total current assets	56,463,309	60,425,266
Goodwill	157,388,320	148,132,873
Property and equipment, net	4,027,033	4,633,764
Operating lease right-of-use assets, net	5,498,822	—
Intangible assets, net	34,648,534	36,558,439
Deferred taxes	15,318,336	15,648,572
Other assets	1,584,348	2,453,255
Total assets	$274,928,702	$267,852,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,402,910	$9,071,193
Accrued liabilities	19,030,861	19,112,303
Current portion of long-term debt	15,000,000	18,566,584
Current portion of capital lease obligations	101,446	134,067
Current portion of operating lease liabilities	2,203,055	—
Deferred revenue	4,677,161	4,620,690
Total current liabilities	46,415,433	51,504,837
Long-term capital lease obligations, less current portion	12,005	58,683
Long-term debt, less current portion, net	17,681,962	18,087,956
Long-term operating lease liabilities, less current portion	3,341,631	—
Long-term derivative liability	231,092	940,216
Other liabilities	848,334	39,651
Total liabilities	68,530,457	70,631,343
Commitments and contingencies (see Note 7)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; authorized - 100,000,000 shares; 76,227,583 and 74,697,526 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	76,228	74,700
Additional paid-in capital	425,075,744	419,455,818
Accumulated deficit	(216,814,600)	(220,276,025)
Accumulated other comprehensive loss	(1,939,127)	(2,033,667)
Total stockholders’ equity	206,398,245	197,220,826
Total liabilities and stockholders’ equity	$274,928,702	$267,852,169

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$52,000,104	$42,801,745	$101,513,341	$80,439,538
Operating costs and expenses:
Sales and marketing	9,059,530	7,753,486	16,900,396	14,801,479
Product development and content	30,149,797	24,411,288	61,273,172	46,512,825
General and administrative	5,892,437	5,154,103	10,820,219	10,623,281
Depreciation and amortization	3,430,018	3,505,180	6,628,122	7,134,783
Acquisition and restructuring	25,454	1,036,602	504,449	4,386,553
Total operating costs and expenses	48,557,236	41,860,659	96,126,358	83,458,921
Income (loss) from operations	3,442,868	941,086	5,386,983	(3,019,383)
Other income (expense):
Interest income	27,605	2,742	59,994	9,950
Interest expense	(328,196)	(671,294)	(731,060)	(1,278,980)
Gain (loss) on foreign currency transactions	(2,380)	4,216	(67,589)	107,259
Other	(787)	28,571	2,762	21,627
Total other expense	(303,758)	(635,765)	(735,893)	(1,140,144)
Income (loss) before income tax expense	3,139,110	305,321	4,651,090	(4,159,527)
Income tax expense	(935,284)	(540,593)	(1,189,665)	(288,406)
Net income (loss)	$2,203,826	$(235,272)	$3,461,425	$(4,447,933)

Basic and diluted net income (loss) per common stockholder:
Basic net income (loss) per common stockholder	$0.03	$—	$0.05	$(0.06)
Diluted net income (loss) per common stockholder	$0.03	$—	$0.04	$(0.06)

Weighted average shares outstanding:
Basic	75,648,621	72,753,487	75,250,562	72,369,619
Diluted	78,508,559	72,753,487	78,656,115	72,369,619

Comprehensive income (loss):
Net income (loss)	$2,203,826	$(235,272)	$3,461,425	$(4,447,933)
Other comprehensive income (loss):
Reclassification of (gains) losses on derivative financial instruments, net of tax of $106,221, $832,995, $240,254 and $508,691, respectively	232,239	(1,831,921)	(543,598)	(1,053,778)
Unrealized gains (losses) on derivative financial instruments, net of tax of $50,362, $834,099, $335,560 and $416,203, respectively	(131,905)	1,858,182	695,763	1,097,056
Foreign currency translation adjustment	263,173	(952,438)	(57,625)	(584,085)
Other comprehensive income (loss)	363,507	(926,177)	94,540	(540,807)
Comprehensive income (loss)	$2,567,333	$(1,161,449)	$3,555,965	$(4,988,740)

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance-March 31, 2019	75,270,035	$75,272	$422,471,569	$(219,018,426)	$(2,302,634)	$201,225,781
Stock-based compensation expense	—	—	2,865,336	—	—	2,865,336
Exercise of stock options	5,597	4	21,724	—	—	21,728
Issuance of common stock for vested RSAs	951,951	952	(952)	—	—	—
RSAs withheld to cover taxes	—	—	(281,933)	—	—	(281,933)
Other comprehensive income	—	—	—	—	363,507	363,507
Net income	—	—	—	2,203,826	—	2,203,826
Balance-June 30, 2019	76,227,583	$76,228	$425,075,744	$(216,814,600)	$(1,939,127)	$206,398,245

Balance-December 31, 2018	74,697,526	$74,700	$419,455,818	$(220,276,025)	$(2,033,667)	$197,220,826
Stock-based compensation expense	—	—	5,290,053	—	—	5,290,053
Exercise of stock options	157,334	156	702,561	—	—	702,717
Issuance of common stock for vested RSAs	1,372,723	1,372	(1,372)	—	—	—
RSAs withheld to cover taxes	—	—	(371,316)	—	—	(371,316)
Other comprehensive income	—	—	—	—	94,540	94,540
Net income	—	—	—	3,461,425	—	3,461,425
Balance-June 30, 2019	76,227,583	$76,228	$425,075,744	$(216,814,600)	$(1,939,127)	$206,398,245

Balance-March 31, 2018	72,106,997	$72,104	$410,105,207	$(225,632,074)	$(739,168)	$183,806,069
Stock-based compensation expense	—	—	2,090,870	—	—	2,090,870
Exercise of stock options	131,051	131	232,285			232,416
Issuance of common stock for vested RSAs	883,914	883	(883)	—	—	—
RSAs withheld to cover taxes	—	—	(213,520)	—	—	(213,520)
Other comprehensive loss	—	—	—	—	(926,177)	(926,177)
Net loss	—	—	—	(235,272)	—	(235,272)
Balance-June 30, 2018	73,121,962	$73,118	$412,213,959	$(225,867,346)	$(1,665,345)	$184,754,386

Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of ASC Topic 606	—	—	—	16,475	—	16,475
Stock-based compensation expense	—	—	4,259,795	—	—	4,259,795
Exercise of stock options	131,051	131	232,285	—	—	232,416
Issuance of common stock for vested RSAs	1,075,893	1,069	(1,069)	—	—	—
RSAs withheld to cover taxes	—	—	(306,120)	—	—	(306,120)
Other comprehensive loss	—	—	—	—	(540,807)	(540,807)
Net loss	—	—	—	(4,447,933)	—	(4,447,933)
Balance-June 30, 2018	73,121,962	$73,118	$412,213,959	$(225,867,346)	$(1,665,345)	$184,754,386

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,461,425	$(4,447,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,628,122	7,134,783
Amortization right-of-use assets	1,293,657	—
Stock-based compensation expense	5,290,053	4,259,795
Deferred taxes	268,015	(441,417)
(Gain) loss on foreign currency transactions	67,589	(107,259)
Bad debt expense	909,140	290,426
Amortization of loan origination costs	94,006	164,313
Change in contingent consideration obligations	63,667	—
Changes in operating assets and liabilities:
Accounts receivable	2,414,200	2,141,980
Prepaid expenses, other current assets and other assets	(483,916)	(2,426,711)
Accounts payable and accrued liabilities	(6,019,870)	2,344,109
Deferred revenue	(19,276)	686,332
Net cash provided by operating activities	13,966,812	9,598,418
Cash flows from investing activities:
Purchase of property and equipment	(687,725)	(256,391)
Acquisition of business, net of cash acquired	(11,807,925)	—
Net cash used in investing activities	(12,495,650)	(256,391)
Cash flows from financing activities:
Proceeds from exercise of stock options	702,717	232,416
Payments of capital leases	(77,507)	(142,043)
Proceeds from borrowings of debt	7,000,000	—
Payments for restricted stock awards withheld for taxes	(371,316)	(306,120)
Payments of contingent consideration	—	(5,000,000)
Payments on long-term debt	(11,066,584)	(7,500,000)
Net cash used in financing activities	(3,812,690)	(12,715,747)
Change in cash and cash equivalents prior to effects of foreign currency exchange rate	(2,341,528)	(3,373,720)
Effect of foreign currency exchange rate (translation)	28,507	(256,818)
Net decrease in cash and cash equivalents	(2,313,021)	(3,630,538)
Cash and cash equivalents at beginning of period	28,365,725	25,052,995
Cash and cash equivalents at end of period	$26,052,704	$21,422,457
Supplemental disclosure of cash flow information:
Cash paid for interest	$630,130	$1,110,448

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a leading provider of interactive livestreaming solutions.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in revenue recognition, accounting for business combinations, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, video broadcaster fees and stock-based compensation. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

During the three and six months ended June 30, 2019, the Company started to take breakage on video broadcaster rewards based on historical levels of activity of video broadcasters and their corresponding video broadcaster reward balances. Based on this analysis, the Company reduced its accrual for video broadcaster rewards by $1.9 million. This reduction of expense is recognized in product development and content expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019. The Company will continue to regularly evaluate the likelihood of a user redeeming video broadcaster rewards and adjust breakage accordingly.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of the Company’s financial instruments of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. The Company has evaluated the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2019, the Company’s contingent consideration liability had a fair value of $1.8 million. See Note 2— Acquisitions for more information regarding the Company’s contingent consideration liability.

The Company carries a term loan facility with an outstanding balance at June 30, 2019 and December 31, 2018 of $25.9 million and $36.9 million, respectively. As part of the Growlr Acquisition (as defined in Note 2— Acquisitions), the Company drew down $7.0 million on its revolving credit facility. The outstanding balance on the Company’s revolving credit facility at June 30, 2019 was $7.0 million. The outstanding balances of the Company’s term loan and revolving credit facilities as of June 30, 2019 and December 31, 2018 approximate fair value due to the variable market interest rates and relatively short maturity associated with them. See Note 6— Long-Term Debt for more information regarding the Company’s credit facilities.

The Company leases its operating facilities in the U.S. and Germany under certain noncancelable operating leases that expire through 2023. The Company also leases certain fixed assets under capital leases that expire through 2021. The capital leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balance of operating and finance leases as of June 30, 2019 and December 31, 2018 approximates fair value due to their relatively short maturities.

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

The following table shows the computation of basic and diluted net income (loss) per share for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$2,203,826	$(235,272)	$3,461,425	$(4,447,933)

Denominator:
Weighted-average shares outstanding— basic	75,648,621	72,753,487	75,250,562	72,369,619
Effect of dilutive securities	2,859,938	—	3,405,553	—
Weighted-average shares outstanding— diluted	78,508,559	72,753,487	78,656,115	72,369,619

Basic income (loss) per share	$0.03	$—	$0.05	$(0.06)
Diluted income (loss) per share	$0.03	$—	$0.04	$(0.06)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	2,876,703	5,081,890	2,700,275	5,081,890
Unvested RSAs	2,741,221	3,805,547	2,372,049	3,805,547
Unvested PSUs	146,483	1,046,350	146,467	1,046,350
Total	5,764,407	9,933,787	5,218,791	9,933,787

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents, including money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has no recent history of significant losses from uncollectible accounts. During the six months ended June 30, 2019 and 2018, two customers, both of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised approximately 61% and 49% of total revenues, respectively. Two and three customers, which were advertising aggregators and customer payment processors, comprised approximately 44% and 36% of accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

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

The acquisition-date fair value of the consideration transferred is as follows:

At March 5, 2019

Cash consideration (1)	$11,807,925
Contingent consideration	1,718,000
Total consideration	$13,525,925
(1) Cash consideration includes a $1.0 million escrow payment to be paid out 18 months from the date of the transaction.

The following is the preliminary purchase price allocation as of the March 5, 2019 acquisition date:

At March 5, 2019
Accounts receivable	$544,632
Intangible assets	3,480,000
Accrued expenses and other current liabilities	(10,000)
Deferred revenue	(102,058)
Net assets acquired	3,912,574
Goodwill	9,613,351
Total consideration	$13,525,925

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

The operating results of Growlr for the period from March 5, 2019 to June 30, 2019 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019. Results include revenues of $0.9 million and $1.1 million and net income of approximately $0.2 million for each of the three and six months ended June 30, 2019, respectively. The Company incurred a total of $0.3 million in transaction costs in connection with the Growlr Acquisition, which were included in acquisition and restructuring costs within the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2019.

The following pro forma information shows the results of the Company’s operations for the three and six months ended June 30, 2019 and 2018 as if the Growlr Acquisition had occurred on January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Growlr Acquisition had been made as of that date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$52,232,377	$43,978,616	$102,819,067	$82,788,321
Net income (loss)	2,387,322	26,823	4,052,879	(3,904,885)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy. See Note 10— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

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

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Assets
Money market	$8,164,197	$—	$—	$8,164,197
Derivative assets	—	762,757	—	762,757
Total assets	$8,164,197	$762,757	$—	$8,926,954
Liabilities
Contingent consideration	$—	$—	$1,781,667	$1,781,667
Derivative liability	—	231,092	—	231,092
Total liabilities	$—	$231,092	$1,781,667	$2,012,759
December 31, 2018
Assets
Money market	$7,639,866	$—	$—	$7,639,866
Derivative asset	—	972,784	—	972,784
Total assets	$7,639,866	$972,784	$—	$8,612,650
Liabilities
Derivative liability	$—	$940,216	$—	$940,216
Total liabilities	$—	$940,216	$—	$940,216

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Contingent Consideration
Balance as of December 31, 2018	$—
Amounts acquired	1,718,000
Accretion	63,667
Balance as of June 30, 2019	$1,781,667

The Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance, for fair value measurements. Based on the Company’s projected results, the Company estimated the probability of success to be 100% for the contingent consideration related to the Growlr Acquisition as of June 30, 2019. The contingent consideration is recorded in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2019.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the six months ended June 30, 2019 and as of the year ended December 31, 2018.

Note 4— Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,798,758	$(15,474,450)	$20,324,308
Customer relationships	15,293,096	(8,629,061)	6,664,035
Software	19,578,444	(11,918,253)	7,660,191
Total	$70,670,298	$(36,021,764)	$34,648,534

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,636,802	$(13,406,226)	$21,230,576
Customer relationships	13,901,313	(7,130,285)	6,771,028
Software	18,722,187	(10,165,352)	8,556,835
Total	$67,260,302	$(30,701,863)	$36,558,439

Amortization expense was approximately $2.8 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively.

Annual future amortization expense for the Company’s intangible assets is as follows:

Year ending December 31,	Amortization Expense
Remaining in 2019	$5,210,855
2020	8,590,701
2021	7,108,018
2022	4,164,598
2023	2,762,863
Thereafter	6,811,499
Total	$34,648,534

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

June 30, 2019
Balance at December 31, 2018	$148,132,873
Goodwill acquired from Growlr Acquisition	9,613,351
Foreign currency translation adjustments	(357,904)
Balance at June 30, 2019	$157,388,320

Note 5— Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Servers, computer equipment and software	$14,287,458	$13,656,176
Office furniture and equipment	621,800	574,559
Leasehold improvements	648,134	646,123
	15,557,392	14,876,858
Less accumulated depreciation	(11,530,359)	(10,243,094)
Property and equipment - net	$4,027,033	$4,633,764

Property and equipment depreciation expense was approximately $0.7 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Credit Facilities consist of the following:

	June 30, 2019	December 31, 2018
Credit Facilities
Term Loan Facility	$25,873,574	$36,940,158
Revolving Credit Facility	7,000,000	—
Total Credit Facilities	32,873,574	36,940,158
Less: Debt discount, net	(191,612)	(285,618)
Net carrying amount	$32,681,962	$36,654,540
Less: current portion	15,000,000	18,566,584
Long-term debt, net	$17,681,962	$18,087,956

The weighted average interest rate on the Credit Facilities at June 30, 2019 was 5.83%.

Note 7— Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021. Lovoo stores a majority of its user and business data in the Google Cloud Platform in Germany under a noncancelable minimum commitment agreement that expires in 2023.

A summary of minimum future commitments required under the Company’s cloud data storage contracts as of June 30, 2019 are as follows:

For the Years Ending December 31,	Cloud Data Storage
Remaining in 2019	$2,654,058
2020	5,706,469
2021	6,895,895
2022	1,057,227
2023	1,162,950
Thereafter	—
Total minimum lease payments	$17,476,599

Credit Facility

A summary of minimum future principal payments under our Credit Facilities as of June 30, 2019 are as follows:

For the Years Ending December 31,	Credit Facilities(1)
Remaining in 2019	$7,500,000
2020	25,373,574
Total minimum loan payments	$32,873,574

(1)
Interest rates on the Credit Facilities are variable in nature, however, the Company is party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $18.8 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the June 30, 2019 level, we would receive interest payments of $0.04 million in 2019 and $0.02 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap and non-amortizing interest rate cap.

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

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the Internal Revenue Code. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.4 million for each of the six months ended June 30, 2019 and 2018, respectively. The expense is included in sales and marketing, product development and content, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

As of June 30, 2019 and December 31, 2018 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 157,334 and 1,079,496 related to exercises of stock options and 1,372,723 and 1,591,662 related to restricted stock awards in the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

On June 14, 2019, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $30.0 million of common stock in the open market or through negotiated transactions intended to comply with SEC Rule 10b-18, which may be facilitated through one or more 10b5-1 share repurchase plans with a third party broker. The share repurchase program is effective through 2021. During the three and six months ended June 30, 2019, the Company did not repurchase any shares under this program.

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

The Company began granting PSUs to certain employees in April and July 2018. PSUs are based on a relative Total Shareholder Return (“TSR”) metric over a performance period spanning three years from the grant date of the PSU. PSU awards will vest at the end of the performance period and will be paid immediately in shares of common stock. Stock-based compensation expense for PSUs is estimated on the date of grant and amortized on a straight-line basis over the performance period. PSU awards are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control. The Company estimated the fair value of the PSU awards using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

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

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of all awards given by the Company. Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$106,323	$112,222	$176,498	$230,769
Product development and content	1,642,931	1,161,863	3,142,324	2,275,930
General and administrative	1,116,082	816,785	1,971,231	1,753,096
Total stock-based compensation expense	$2,865,336	$2,090,870	$5,290,053	$4,259,795

As of June 30, 2019, there was approximately $1.0 million, $16.9 million and $3.5 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 0.8 years, 2.2 years and 2.5 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including approximately 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire, or are forfeited after April 9, 2018 and any restricted stock awards that either terminate, expire, or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of June 30, 2019, there were approximately 3.4 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Plan

A summary of RSA activity under the 2018 Plan during the six months ended June 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	1,677,227	$4.18
Granted	2,289,591	5.34
Vested	(606,623)	4.16
Forfeited or expired	(85,961)	4.90
Outstanding and unvested at June 30, 2019	3,274,234	4.97

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2018 Plan of approximately $1.6 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Performance Share Awards Under 2018 Omnibus Incentive Plan

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The Company estimated the fair value of the PSU awards at the date of grant using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of PSU awards under the 2018 Plan during the six months ended June 30, 2019 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2018	60,000	$4.65
Granted	416,100	6.18
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2019	476,100	5.99

The Company recorded stock-based compensation expense related to PSUs under the 2018 Plan of approximately $0.2 million for each of the three and six months ended June 30, 2019.

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

A summary of stock option activity under the 2012 Plan during the six months ended June 30, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,447,315	$3.27
Granted	—	—
Exercised	(106,903)	4.33
Forfeited or expired	(8,333)	5.35
Outstanding at June 30, 2019	2,332,079	3.22	6.6	$1,714,956
Exercisable at June 30, 2019	2,028,441	3.04	6.4	1,642,040

The total intrinsic values of options exercised under the 2012 Plan was $0.2 million during each of the six months ended June 30, 2019 and 2018. The Company recorded stock-based compensation expense related to options under the 2012 Plan of approximately $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Awards Under Amended and Restated 2012 Omnibus Incentive Plan

A summary of RSA activity under the 2012 Plan during the six months ended June 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	1,166,535	$3.58
Granted	—	—
Vested	(758,337)	3.30
Forfeited or expired	(10,066)	4.73
Outstanding and unvested at June 30, 2019	398,132	4.08

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2012 Plan of approximately $0.4 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

Performance Share Awards Under Amended and Restated 2012 Omnibus Incentive Plan

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSU award stipulates certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The Company estimated the fair value of the PSU awards at the date of grant using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

A summary of PSU awards under the 2012 Plan during the six months ended June 30, 2019 is as follows:

PSUs	Number of PSUs	Weighted-Average Stock Price
Outstanding at December 31, 2018	550,000	$2.94
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2019	550,000	2.94

The Company recorded stock-based compensation expense related to PSUs under the 2012 Plan of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.1 million in each of the three and six months ended June 30, 2018.

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

A summary of stock option activity under the 2006 Stock Plan during the six months ended June 30, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,074,411	$4.00
Granted	—	—
Exercised	(23,764)	3.78
Forfeited or expired	—	—
Outstanding at June 30, 2019	1,050,647	4.00	2.3	$25,200
Exercisable at June 30, 2019	1,006,468	4.02	2.3	25,200

The total intrinsic values of options exercised under the 2006 Stock Plan were $0.05 million during the six months ended June 30, 2019. No options under the 2006 Stock Plan were exercised during the six months ended June 30, 2018.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the acquisition of Skout, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the acquisition of Skout, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”) and authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan. At the closing of the acquisition of if(we), the (“if(we) Acquisition”), the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and restricted stock awards representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the Lovoo Acquisition, the Company granted restricted stock awards representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

Options Under The 2016 Stock Plan

A summary of stock option activity under the 2016 Stock Plan during the six months ended June 30, 2019 is as follows:

Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	444,168	$5.10
Granted	—	—
Exercised	(26,667)	5.69
Forfeited or expired	(97,501)	5.02
Outstanding at June 30, 2019	320,000	5.07	7.6	$—
Exercisable at June 30, 2019	213,333	5.07	7.6	—

The total intrinsic values of options exercised under the 2016 Stock Plan were $0.01 million during the six months ended June 30, 2019. No options under the 2016 Stock Plan were exercised during the six months ended June 30, 2018. The Company recorded stock-based compensation expense related to options under the 2016 Stock Plan of approximately $0.1 million for each of the three months ended June 30, 2019 and 2018 and $0.2 million for each of the six months ended June 30, 2019 and 2018.

Restricted Stock Awards Under The 2016 Stock Plan

A summary of RSA activity under the 2016 Stock Plan during the six months ended June 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-Average Stock Price
Outstanding at December 31, 2018	474,686	$4.25
Granted	—	—
Vested	(93,332)	5.25
Forfeited or expired	(63,002)	3.83
Outstanding and unvested at June 30, 2019	318,352	4.04

Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2016 Stock Plan of approximately $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Note 9— Income Taxes

The Company recorded a net income tax expense of approximately $0.9 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The net income tax expense recorded during the three months ended June 30, 2019 is primarily related to the mix of earnings between the US and Germany, the estimated GILTI tax and the discrete tax impact of stock based compensation.

The Company recorded a net income tax expense of approximately $1.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The net income tax expense recorded during the six months ended June 30, 2019 is primarily related to the mix of earnings between the US and Germany and the estimated GILTI tax, partially offset by discrete tax benefits related to an excess benefit on stock-based compensation.

For the six months ended June 30, 2019, the Company’s effective tax rate (“ETR”) from operations is 25.6%, compared to 1.0% for the six months ended June 30, 2018. The difference between the Company’s ETR and the current U.S. statutory rate of 21%, as well as the difference in the ETR for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, are primarily related to permanent addback items, the difference in tax rates between the U.S. and Germany, the discrete tax impact of stock-based compensation and income during the six months ended June 30, 2019 as opposed to loss during the six months ended June 30, 2018.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (“NOLs”). As of June 30, 2019 and December 31, 2018, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During the three and six months ended June 30, 2019 and 2018, the Company had no material changes in uncertain tax positions.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Between June 30, 2019 and June 30, 2020, the Company estimates that an additional $0.01 million will be reclassified as an increase to interest expense.

As of June 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	At Inception	At June 30, 2019
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$18,750,000
Interest rate caps	1	$15,000,000	$10,690,158

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $0.7 million will be reclassified as a decrease to interest expense.

As of June 30, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency interest rate swap	1	€42,000,517	$48,750,000
		(amortizing to €35,969,673 as of June 30, 2019)	(amortizing to $41,750,000 as of June 30, 2019)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2019 and December 31, 2018.

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets	$1,451	$166,058	$—	$—
Interest rate products	Other assets - non-current	368	53,355	(3,540)	—
Cross currency contract	Prepaid expenses and other current assets	760,939	753,371	—	—
Cross currency contract	Other assets - non-current / Long-term liability	—	—	(227,552)	(940,216)
Total derivatives designated as hedging instruments		$762,758	$972,784	$(231,092)	$(940,216)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(70,188)	$95,236	$(130,997)	$363,785
Cross currency contract	(112,079)	2,597,045	1,162,320	1,149,474
Total	$(182,267)	$2,692,281	$1,031,323	$1,513,259

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$30,673	$17,297	$83,214	$(20,982)
Interest expense	200,025	218,805	402,850	438,305
Gain (loss) on foreign currency transactions	(569,158)	2,428,813	297,788	1,145,146
Total	$(338,460)	$2,664,915	$783,852	$1,562,469

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(328,196)	$(2,380)	$(731,060)	$(67,589)
Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income	$230,698	$(569,158)	$486,064	$297,788
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2018		2018
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(671,294)	$4,216	$(1,278,980)	$107,259
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$236,103	$2,428,813	$417,324	$1,145,146
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—

As of June 30, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0.002 million. As of June 30, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of credit-risk related provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $0.002 million.

Note 11— Revenue

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
User pay revenue	$36,921,301	71.0%	$25,570,553	59.7%	$72,746,410	71.7%	$47,976,083	59.6%
Advertising	15,078,803	29.0%	17,231,192	40.3%	28,766,931	28.3%	32,463,455	40.4%
Total revenue	$52,000,104	100.0%	$42,801,745	100.0%	$101,513,341	100.0%	$80,439,538	100.0%

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile application and website users. The Company offers in-app products such as Credits, Points, Gold, Icebreakers, Flash! and Shout! (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual products. The In-App Products allow users to engage with other users on the applications and in live video. They also put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that the Company manages. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of our platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on our platforms. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote (breakage) and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. The breakage rate is based upon Company-specific historical redemption patterns. Breakage is recognized in revenue as the In-App Products are used on a pro rata basis over a three or six-month period (life of the user) beginning at the date of the sale and are included in revenue in the condensed consolidated statements of operations and comprehensive income (loss). Breakage recognized during each of the three and six months ended June 30, 2019 and 2018 was $0.9 million and $1.6 million, respectively. For MeetMe+, Tagged, Skout and Lovoo subscription based products, the Company recognizes revenue over the term of the subscription.

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

Deferred Revenue

The Company records deferred revenue when the consideration for a good or service is received in advance of its performing the obligation. The deferred revenue balance for the six months ended June 30, 2019 increased $72.7 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $72.7 million revenue recognized from deferred revenue due to performance obligations satisfied during the six months ended June 30, 2019.

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

Capital Leases

The Company leases certain fixed assets under capital leases that expire at various times through 2021. The capital leases are for the Company’s computer equipment and printers in its German offices. Principal and interest are payable monthly at interest rates ranging from 4.7% to 7.0% per annum, rates varying based on the type of leased asset.  The Company did not enter into any new capital lease agreements during the six months ended June 30, 2019.

The following table presents the Company’s lease costs for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Costs:
Operating lease cost*	$655,033	$1,380,269

Finance lease cost:
Amortization of right-of-use assets	$—	$1,518
Interest on lease liabilities	1,444	3,746
Total finance lease cost	$1,444	$5,264
* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,373,309
Operating cash flows from finance leases	3,746
Financing cash flows from finance leases	77,507

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,440,016

The aggregate future lease payments for ROU assets and finance leases as of June 30, 2019 are as follows:

For the Years Ending December 31,	ROU Assets	Financing
Remaining in 2019	$1,308,078	$79,173
2020	2,107,386	32,065
2021	1,816,930	4,773
2022	559,110	—
2023	43,559	—
Thereafter	—	—
Total minimum lease payments	5,835,063	116,011
Less: amount representing interest	290,377	2,560
Total present value of minimum payments	5,544,686	113,451
Less: current portion	2,203,055	101,446
Long-term obligations	$3,341,631	$12,005

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	June 30, 2019
Operating leases	2.67
Finance leases	0.81

Weighted average discount rate
Operating leases	4.87%
Finance leases	5.56%

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our App upgrades and new features, the risk that unanticipated events affect the functionality of our App with popular mobile operating systems, any changes in such operating systems that degrade our App’s functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold and Icebreakers, Flash! and Shout!. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Company Overview

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a leading provider of interactive livestreaming solutions.  We leverage a powerful live-streaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

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

Operating Metrics

We measure website and application activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define a MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. For the quarters ended June 30, 2019 and 2018, the total MAUs were approximately 18.24 million and 15.94 million, respectively, and total DAUs were approximately 5.12 million and 4.75 million, respectively.

	Monthly Average for the Quarter Ended
	June 30,
	2019	2018
MAU	18,241,668	15,935,099

	For the Quarter Ended
	June 30,
	2019	2018
DAU	5,118,282	4,747,788

Second Quarter of 2019 Highlights

•	Total revenue was $52.0 million for the second quarter of 2019, up 22% from $42.8 million in the second quarter of 2018.

•
Net income for the second quarter of 2019 was $2.2 million. Adjusted EBITDA was $9.8 million for the second quarter of 2019. (See the important discussion about the presentation of non-GAAP financial measures, and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $26.1 million at June 30, 2019.

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on the Company’s apps in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”). We define ARPU as the quarterly revenue per average MAU. We define ARPDAU as the average daily revenue per DAU. We define a mobile MAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our websites for MeetMe, Skout and Lovoo, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our websites for MeetMe, Skout and Lovoo, whether on a mobile phone or tablet during the day of measurement.

In the quarter ended June 30, 2019, the Company averaged 16.17 million mobile MAUs and 18.24 million total MAUs, compared to 13.65 million mobile MAUs and 15.94 million total MAUs in the quarter ended June 30, 2018, a net increase of 2.52 million or 18% for mobile MAUs and a net increase of 2.30 million or 14% for total MAUs. Mobile DAUs were 4.56 million for the quarter ended June 30, 2019, compared to 4.13 million mobile DAUs for the quarter ended June 30, 2018, a net increase of approximately 0.43 million total MAUs, or 10%. For the quarter ended June 30, 2019, the Company averaged 5.12 million total DAUs, compared to 4.75 million total DAUs for the quarter ended June 30, 2018, a net increase of approximately 0.37 million total DAUs, or 8%.

In the quarter ended June 30, 2019, the Company earned an average of $1.53 ARPU on the web and $2.90 ARPU on our mobile applications, compared to $1.67 ARPU on the web and $2.61 in mobile ARPU for the quarter ended June 30, 2018. In the quarter ended June 30, 2019, the Company earned an average of $0.079 in web ARPDAU and $0.113 in mobile ARPDAU, compared to $0.092 in web ARPDAU and $0.095 in mobile ARDAU for the quarter ended June 30, 2018.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the SEC on March 8, 2019. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2019, compared to those discussed in our Annual Report, except for our adoption of the new lease standard.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		Change From Prior Year
	2019	2018	($)%
Revenues	$52,000,104	$42,801,745	$9,198,359	21.5%
Operating costs and expenses:
Sales and marketing	9,059,530	7,753,486	1,306,044	16.8%
Product development and content	30,149,797	24,411,288	5,738,509	23.5%
General and administrative	5,892,437	5,154,103	738,334	14.3%
Depreciation and amortization	3,430,018	3,505,180	(75,162)	(2.1)%
Acquisition and restructuring costs	25,454	1,036,602	(1,011,148)	(97.5)%
Total operating costs and expenses	48,557,236	41,860,659	6,696,577	16.0%
Income from operations	3,442,868	941,086	2,501,782	265.8%
Other income (expense):
Interest income	27,605	2,742	24,863	906.7%
Interest expense	(328,196)	(671,294)	343,098	51.1%
Gain (loss) on foreign currency adjustment	(2,380)	4,216	(6,596)	(156.5)%
Other	(787)	28,571	(29,358)	102.8%
Total other expense	(303,758)	(635,765)	332,007	52.2%
Income before income tax expense	3,139,110	305,321	2,833,789	928.1%
Income tax expense	(935,284)	(540,593)	(394,691)	(73.0)%
Net income (loss)	$2,203,826	$(235,272)	$2,439,098	1,036.7%

Revenues

Our revenues were approximately $52.0 million for the three months ended June 30, 2019, an increase of $9.2 million or 21.5% compared to $42.8 million for the three months ended June 30, 2018. The following table presents our revenues disaggregated by revenue source for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	($)%		($)%
User pay revenue	$36,921,301	71.0%	$25,570,553	59.7%
Advertising	15,078,803	29.0%	17,231,192	40.3%
Total revenue	$52,000,104	100.0%	$42,801,745	100.0%

The increase in revenue is attributable to a $11.4 million increase in user pay revenue, partially offset by a $2.2 million decrease in advertising revenue. The increase in user pay revenue is attributed to increased adoption of MeetMe Live, Skout Live and Tagged Live. In addition, the increase in user pay revenue is attributed to the adoption of Lovoo Live, which went live in the second quarter of 2018. The decrease in advertising revenue is primarily due to the decrease in the number of advertising impressions for the three months ended June 30, 2019 and 2018.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $1.3 million, or 16.8%, to $9.1 million for the three months ended June 30, 2019 from $7.8 million for the three months ended June 30, 2018. The net increase in sales and marketing expenses is due to increased advertising spend of approximately $1.0 million to attract more users to our apps.

Product Development and Content: Product development and content expenses increased approximately $5.7 million, or 23.5%, to $30.1 million for the three months ended June 30, 2019 from $24.4 million for the three months ended June 30, 2018. The net increase in product development and content expense is primarily attributable to an increase in mobile content costs of $7.3 million due to the increased adoption of MeetMe Live, Skout Live, Tagged Live and Lovoo Live offset by a reduction for video broadcaster reward breakage of $1.9 million during the three months ended June 30, 2019.

General and Administrative: General and administrative expenses increased approximately $0.7 million, or 14.3%, to $5.9 million for the three months ended June 30, 2019 from $5.2 million for the three months ended June 30, 2018. The increase in general and administrative expense is primarily attributable to the increase in the accounts receivable allowance and stock based compensation of $0.6 million and $0.3 million, respectively. The increase is partially offset by a decrease in travel related expenses of $0.1 million and office related expenses due to the closing of our office in San Francisco, CA of approximately $0.1 million.

Depreciation and Amortization Expense: Depreciation and amortization expenses decreased approximately $0.1 million, or 2.1%, to $3.4 million for the three months ended June 30, 2019 from $3.5 million for the three months ended June 30, 2018. The decrease in depreciation and amortization expense is primarily attributable to lower amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition, partially offset by the amortization of the intangibles related to the Growlr Acquisition.

Acquisition and Restructuring Costs: Acquisition and restructuring costs decreased approximately $1.0 million, or 97.5%, to $0.03 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018. Acquisition and restructuring costs include the transaction costs, including legal and diligence costs for acquisitions, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to a decrease in severance costs in the three months ended June 30, 2019.

Comparison of Stock-Based Compensation and Income Taxes

Stock-Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $0.8 million to $2.9 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. Stock-based compensation expense represented 5.9% and 5.0% of operating expenses for the three months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was approximately $1.0 million, $16.9 million and $3.5 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 0.8 years, 2.2 years and 2.5 years relating to stock options, RSAs and PSUs, respectively.

	Three Months Ended June 30,		Change from Prior Year
	2019	2018	($)
Sales and marketing	$106,323	$112,222	$(5,899)
Product development and content	1,642,931	1,161,863	481,068
General and administrative	1,116,082	816,785	299,297
Total stock-based compensation expense	$2,865,336	$2,090,870	$774,466

Interest Expense

Interest expense decreased approximately $0.4 million to $0.3 million for the three months ended June 30, 2019 from $0.7 million for the three months ended June 30, 2018. The decrease in interest expense is due to a lower debt balance and a lower effective interest rate during the three months ended June 30, 2019.

Income Tax Expense

We recorded a net income tax expense of approximately $0.9 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate from operations for the three months ended June 30, 2019 was lower than the effective tax rate for the three months ended June 30, 2018 due to permanent addback items, the difference in tax rates between the U.S. and Germany and the discrete tax impact of stock based compensation. During the three months ended June 30, 2019, we had more book income and less additional tax expense related to stock based compensation as compared to the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 and 2018

The following table sets forth our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		Change From Prior Year
	2019	2018	($)%
Revenues	$101,513,341	$80,439,538	$21,073,803	26.2%
Operating costs and expenses:
Sales and marketing	16,900,396	14,801,479	2,098,917	14.2%
Product development and content	61,273,172	46,512,825	14,760,347	31.7%
General and administrative	10,820,219	10,623,281	196,938	1.9%
Depreciation and amortization	6,628,122	7,134,783	(506,661)	(7.1)%
Acquisition and restructuring	504,449	4,386,553	(3,882,104)	(88.5)%
Total operating costs and expenses	96,126,358	83,458,921	12,667,437	15.2%
Income (loss) from operations	5,386,983	(3,019,383)	8,406,366	278.4%
Other income (expense):
Interest income	59,994	9,950	50,044	503.0%
Interest expense	(731,060)	(1,278,980)	547,920	42.8%
Gain (loss) on foreign currency transactions	(67,589)	107,259	(174,848)	(163.0)%
Other	2,762	21,627	(18,865)	(87.2)%
Total other expense	(735,893)	(1,140,144)	404,251	35.5%
Income (loss) before income tax expense	4,651,090	(4,159,527)	8,810,617	211.8%
Income tax expense	(1,189,665)	(288,406)	(901,259)	(312.5)%
Net income (loss)	$3,461,425	$(4,447,933)	$7,909,358	177.8%

Revenues

Our revenues were approximately $101.5 million for the six months ended June 30, 2019, an increase of $21.1 million or 26.2% compared to $80.4 million for the six months ended June 30, 2018. The following table presents our revenues disaggregated by revenue source for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	$	%	$	%
User pay revenue	$72,746,410	71.7%	$47,976,083	59.6%
Advertising	28,766,931	28.3%	32,463,455	40.4%
Total revenue	$101,513,341	100.0%	$80,439,538	100.0%

The increase in revenue is attributable to a $24.8 million increase in user pay revenue, partially offset by a $3.7 million decrease in advertising revenue. The increase in user pay revenue is attributed to the continued growth in revenue on the Company’s Live platform across all of our apps in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The second quarter of 2019 reflects a full quarter of revenue for Lovoo Live as it went live in the second quarter of 2018. The decrease in advertising revenue is primarily due to the decrease in the number of advertising impressions for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expenses increased approximately $2.1 million, or 14.2%, to $16.9 million for the six months ended June 30, 2019 from $14.8 million for the six months ended June 30, 2018. The net increase in sales and marketing expenses is due to increased user acquisition spend of approximately $1.8 million to attract more users to our apps.

Product Development and Content: Product development and content expenses increased approximately $14.8 million, or 31.7%, to $61.3 million for the six months ended June 30, 2019 from $46.5 million for the six months ended June 30, 2018. The net increase in product development and content expense is attributable to the increase in mobile content costs of $16.6 million due to the increased adoption on MeetMe Live, Skout Live, Tagged Live and Lovoo Live offset by a reduction for video broadcaster reward breakage of $1.9 million during the six months ended June 30, 2019.

General and Administrative: General and administrative expenses increased $0.2 million or 1.9%, to $10.8 million for the six months ended June 30, 2019 from $10.6 million for the six months ended June 30, 2018. The net increase in general and administrative expense is primarily due to increase in stock based compensation of approximately $0.2 million and other general administrative costs of $0.5 million offset by a decrease in office related expenses of approximately $0.3 million and travel related costs of $0.2 million. The increase in other general and administrative costs is primarily attributable to an increase to the accounts receivable allowance.

Depreciation and Amortization: Depreciation and amortization expenses decreased $0.5 million or 7.1%, to $6.6 million for the six months ended June 30, 2019 from $7.1 million for the six months ended June 30, 2018. The decrease in depreciation and amortization expense is primarily attributable to lower amortization of intangibles related to the if(we) Acquisition and the Lovoo Acquisition, partially offset by the amortization of the intangibles related to the Growlr Acquisition.

Acquisition and Restructuring: Acquisition and restructuring expenses decreased $3.9 million or 88.5%, to $0.5 million for the six months ended June 30, 2019 from $4.4 million for the six months ended June 30, 2018. Acquisition and restructuring costs include the employee retention bonuses in connection with the acquisitions, employee related restructuring costs, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to a decrease in severance costs, partially offset by transaction costs from the Growlr Acquisition of approximately $0.3 million.

Comparison of Stock-Based Compensation and Income Taxes

Stock Based Compensation

Stock-based compensation expense, included in the operating expense by category, increased approximately $1.0 million to $5.3 million for the six months ended June 30, 2019 from $4.3 million for the six months ended June 30, 2018. Stock-based compensation expense represented 5.5% and 5.1% of operating expenses for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was approximately $1.0 million, $16.9 million and $3.5 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of approximately of 0.8 years, 2.2 years and 2.5 years relating to stock options, RSAs and PSUs, respectively.

	Six Months Ended June 30,		Change from Prior Year
	2019	2018	($)
Sales and marketing	$176,498	$230,769	$(54,271)
Product development and content	3,142,324	2,275,930	866,394
General and administrative	1,971,231	1,753,096	218,135
Total stock-based compensation expense	$5,290,053	$4,259,795	$1,030,258

Interest Expense

Interest expense decreased approximately $0.6 million to $0.7 million for the six months ended June 30, 2019 from $1.3 million for the six months ended June 30, 2018. The decrease in interest expense is due to a lower debt balance, partially offset by a higher effective interest rate during the six months ended June 30, 2019.

Income Tax Expense

Income tax expense was $1.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, our ETR from operations was 25.6%, compared to 1.0% for the six months ended June 30, 2018. The difference between our ETR and the current U.S. statutory rate of 21%, as well as the difference in the ETR for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, are primarily related to permanent addback items, the difference in tax rates between the U.S. and Germany, the discrete tax impact of stock-based compensation and income during the six months ended June 30, 2019 as opposed to loss during the six months ended June 30, 2018.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$13,966,812	$9,598,418
Net cash used in investing activities	(12,495,650)	(256,391)
Net cash used in financing activities	(3,812,690)	(12,715,747)
	$(2,341,528)	$(3,373,720)

Net cash provided by operations was approximately $14.0 million for the six months ended June 30, 2019 compared to approximately $9.6 million for the six months ended June 30, 2018.

For the six months ended June 30, 2019, net cash provided by operations consisted primarily of net income of approximately $3.5 million adjusted for certain non-cash expenses of approximately $6.6 million of depreciation and amortization expense, $5.3 million related to stock-based compensation expense, $1.3 million of amortization of right-of-use assets and $0.9 million of bad debt expense. Additionally, changes in working capital decreased net cash provided by operations. These changes included decreases in accounts payable and accrued liabilities of $6.0 million and increases of $0.5 million in prepaid expenses, other current assets and other assets, offset by a decrease in accounts receivable of approximately $2.4 million resulting from collections.

Net cash used in investing activities in the six months ended June 30, 2019 was primarily due to the Growlr Acquisition of approximately $11.8 million and $0.7 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities in the six months ended June 30, 2019 of approximately $3.8 million was due to $7.0 million of proceeds from borrowings from our Revolving Credit Facility and $0.7 million of proceeds from the exercise of stock options. These proceeds were partially offset by $11.1 million of debt payments and $0.4 million of payments for restricted stock awards withheld for taxes.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$26,052,704	$28,365,725
Total assets	$274,928,702	$267,852,169
Percentage of total assets	9.5%	10.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of June 30, 2019, we had positive working capital of approximately $10.0 million.

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

We intend to use the remaining proceeds of the Revolving Credit Facility to finance working capital needs and for general corporate purposes. Amounts under the Revolving Credit Facility may be borrowed, repaid and re-borrowed from time to time until the maturity date of the Credit Agreement on September 18, 2020. The Term Loan Facility is subject to quarterly payments of principal in an amount equal to $3,750,000 commencing December 31, 2017 and continuing through maturity. At our election, loans made under the Credit Facilities will bear interest at either (i) Base Rate plus an applicable margin or (ii) LIBO Rate plus an applicable margin, subject to adjustment if an event of default under the Amended and Restated Credit Agreement has occurred and is continuing. The Base Rate means the highest of (a) the Agent’s “prime rate,” (b) the federal funds effective rate plus 0.50% and (c) the LIBO Rate for an interest period of one month plus 1%. The Company’s Guarantors will guarantee the obligations of the Company and its subsidiaries under the Credit Facilities. Our obligations under the Credit Facilities are secured by all of our assets and the Guarantors, subject to certain exceptions and exclusions as set forth in the Amended and Restated Credit Agreement and other loan documents.

As of June 30, 2019, we had an outstanding balance of $25.9 million on our Term Loan Facility. The weighted average interest rate at June 30, 2019 was 5.83%. Remaining unamortized fees and direct costs incurred for our Credit Facilities were $0.2 million. As of June 30, 2019, we had an outstanding balance of $7.0 million on our Revolving Credit Facility.

We did not enter into any new capital lease agreements for the six months ended June 30, 2019. As of June 30, 2019, capital leases that were previously assumed in connection with the Lovoo Acquisition had approximately $0.1 million in principal amount of capital lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of approximately $1.8 million for the remainder of 2019, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
ADJUSTED EBITDA	2019	2018	2019	2018
Net income (loss)	$2,203,826	$(235,272)	$3,461,425	$(4,447,933)
Interest expense	328,196	671,294	731,060	1,278,980
Income tax expense	935,284	540,593	1,189,665	288,406
Depreciation and amortization	3,430,018	3,505,180	6,628,122	7,134,783
Stock-based compensation expense	2,865,336	2,090,870	5,290,053	4,259,795
Acquisition and restructuring	25,454	1,036,602	504,449	4,386,553
(Gain) loss on foreign currency transactions	2,380	(4,216)	67,589	(107,259)
ADJUSTED EBITDA	$9,790,494	$7,605,051	$17,872,363	$12,793,325

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2019 was held in insured depository accounts, of which $20.0 million exceeded insurance limits.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See Note 7— Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this report for information on specific matters, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

During the three months ended June 30, 2019, the Company did not repurchase any shares under the share repurchase plan announced June 14, 2019.

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

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

July 31, 2019	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

July 31, 2019	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer)