Form 10-Q
period 2019-09-30
Meet Group, Inc.
filed 2019-11-08
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding as of November 4, 2019
Common Stock, $0.001 par value per share	71,709,378	shares

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets:
Current Assets:
Cash and cash equivalents	$27,488,790	$28,365,725
Accounts receivable, net of allowance of $600,070 and $383,579 as of September 30, 2019 and December 31, 2018, respectively	23,922,049	27,148,484
Prepaid expenses and other current assets	5,177,333	4,911,057
Total current assets	56,588,172	60,425,266
Goodwill	155,307,593	148,132,873
Property and equipment, net	3,832,875	4,633,764
Operating lease right-of-use assets	4,995,799	—
Intangible assets, net	31,444,141	36,558,439
Deferred taxes	15,380,576	15,648,572
Other assets	1,541,514	2,453,255
Total assets	$269,090,670	$267,852,169
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$4,672,207	$9,071,193
Accrued liabilities	20,070,961	19,112,303
Current portion of long-term debt, net	3,500,000	18,566,584
Current portion of finance lease obligations	12,913	134,067
Current portion of operating lease liabilities	2,138,029	—
Deferred revenue	4,071,239	4,620,690
Total current liabilities	34,465,349	51,504,837
Long-term finance lease obligations	8,323	58,683
Long-term debt, net	31,251,928	18,087,956
Long-term operating lease liabilities	2,900,105	—
Long-term derivative liability	636,612	940,216
Other liabilities	871,084	39,651
Total liabilities	70,133,401	70,631,343
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized - 100,000,000 shares; 72,834,032 and 74,697,526 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	72,834	74,700
Additional paid-in capital	428,106,985	419,455,818
Accumulated deficit	(226,077,248)	(220,276,025)
Accumulated other comprehensive loss	(3,145,302)	(2,033,667)
Total stockholders’ equity	198,957,269	197,220,826
Total liabilities and stockholders’ equity	$269,090,670	$267,852,169

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$52,621,250	$45,716,053	$154,134,591	$126,155,591
Operating costs and expenses:
Sales and marketing	8,748,021	8,753,156	25,648,417	23,554,635
Product development and content	30,573,574	26,134,682	91,846,746	72,647,507
General and administrative	5,320,424	4,938,844	16,140,643	15,562,125
Depreciation and amortization	3,451,197	3,423,929	10,079,319	10,558,712
Acquisition and restructuring	244,432	416,141	748,881	4,802,694
Total operating costs and expenses	48,337,648	43,666,752	144,464,006	127,125,673
Income (loss) from operations	4,283,602	2,049,301	9,670,585	(970,082)
Other income (expense):
Interest income	28,752	3,823	88,746	13,773
Interest expense	(300,319)	(559,345)	(1,031,379)	(1,838,325)
(Loss) gain on foreign currency transactions	(27,051)	(6,229)	(94,640)	101,030
Gain on disposal of assets	40,376	—	40,376	—
Other items of income, net	2,030	6,527	4,792	28,154
Total other expense	(256,212)	(555,224)	(992,105)	(1,695,368)
Income (loss) before income tax expense	4,027,390	1,494,077	8,678,480	(2,665,450)
Income tax expense	(1,036,410)	(196,146)	(2,226,075)	(484,552)
Net income (loss)	$2,990,980	$1,297,931	$6,452,405	$(3,150,002)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.04	$0.02	$0.09	$(0.04)
Diluted net income (loss) per share	$0.04	$0.02	$0.08	$(0.04)

Weighted-average shares outstanding:
Basic	74,674,981	73,362,467	75,056,593	72,704,205
Diluted	76,205,022	79,365,576	77,836,975	72,704,205

Comprehensive income (loss):
Net income (loss)	$2,990,980	$1,297,931	$6,452,405	$(3,150,002)
Other comprehensive income (loss):
Reclassification of gains on derivative financial instruments, net of tax of $574,692, $175,545, $814,946 and $684,236, respectively	(1,262,499)	(400,745)	(1,806,097)	(1,454,523)
Unrealized gains on derivative financial instruments, net of tax of $461,803, $170,715, $797,363 and $586,918, respectively	1,013,311	386,200	1,709,074	1,483,256
Foreign currency translation adjustment	(956,987)	(127,725)	(1,014,612)	(711,810)
Other comprehensive loss	(1,206,175)	(142,270)	(1,111,635)	(683,077)
Comprehensive income (loss)	$1,784,805	$1,155,661	$5,340,770	$(3,833,079)

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance-June 30, 2019	76,227,583	$76,228	$425,075,744	$(216,814,600)	$(1,939,127)	$206,398,245
Stock-based compensation expense	—	—	3,031,292	—	—	3,031,292
Issuance of common stock for vested restricted stock awards	51,716	51	(51)	—	—	—
Repurchase and retirement of common stock	(3,445,267)	(3,445)	—	(12,253,628)	—	(12,257,073)
Other comprehensive loss	—	—	—	—	(1,206,175)	(1,206,175)
Net income	—	—	—	2,990,980	—	2,990,980
Balance-September 30, 2019	72,834,032	$72,834	$428,106,985	$(226,077,248)	$(3,145,302)	$198,957,269

Balance-December 31, 2018	74,697,526	$74,700	$419,455,818	$(220,276,025)	$(2,033,667)	$197,220,826
Stock-based compensation expense	—	—	8,321,345	—	—	8,321,345
Exercise of stock options	157,334	156	702,561	—	—	702,717
Issuance of common stock for vested restricted stock awards	1,424,439	1,423	(1,423)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(371,316)	—	—	(371,316)
Repurchase and retirement of common stock	(3,445,267)	(3,445)	—	(12,253,628)	—	(12,257,073)
Other comprehensive loss	—	—	—	—	(1,111,635)	(1,111,635)
Net income	—	—	—	6,452,405	—	6,452,405
Balance-September 30, 2019	72,834,032	$72,834	$428,106,985	$(226,077,248)	$(3,145,302)	$198,957,269

Balance-June 30, 2018	73,121,962	$73,118	$412,213,959	$(225,867,346)	$(1,665,345)	$184,754,386
Stock-based compensation expense	—	—	2,767,196	—	—	2,767,196
Exercise of stock options	235,912	233	591,651	—	—	591,884
Issuance of common stock for vested restricted stock awards	65,146	72	(72)	—	—	—
Issuance of common stock for vested performance share units	111,350	111	(111)	—	—	—
Other comprehensive loss	—	—	—	—	(142,270)	(142,270)
Net income	—	—	—	1,297,931	—	1,297,931
Balance-September 30, 2018	73,534,370	$73,534	$415,572,623	$(224,569,415)	$(1,807,615)	$189,269,127

Balance-December 31, 2017	71,915,018	$71,918	$408,029,068	$(221,435,888)	$(1,124,538)	$185,540,560
Adoption of Accounting Standards Codification Topic 606	—	—	—	16,475	—	16,475
Stock-based compensation expense	—	—	7,026,991	—	—	7,026,991
Exercise of stock options	366,963	364	823,943	—	—	824,307
Issuance of common stock for vested restricted stock awards	1,141,039	1,141	(1,141)	—	—	—
Issuance of common stock for vested performance share units	111,350	111	(111)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(306,127)	—	—	(306,127)
Other comprehensive loss	—	—	—	—	(683,077)	(683,077)
Net loss	—	—	—	(3,150,002)	—	(3,150,002)
Balance-September 30, 2018	73,534,370	$73,534	$415,572,623	$(224,569,415)	$(1,807,615)	$189,269,127

See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,452,405	$(3,150,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,079,319	10,558,712
Amortization of right-of-use assets	1,902,760	—
Stock-based compensation expense	8,321,345	7,026,991
Deferred tax expense (benefit)	211,533	(694,951)
Gain on disposal of assets	(40,376)	—
Loss (gain) on foreign currency transactions	94,640	(101,030)
Bad debt expense	1,661,987	408,998
Non-cash interest expense	214,063	261,373
Changes in derivative financial instruments	—	(18,412)
Changes in contingent consideration obligations	111,417	—
Changes in operating assets and liabilities:
Accounts receivable	1,878,915	1,302,954
Prepaid expenses, other current assets and other assets	2,355,628	(2,326,004)
Accounts payable and accrued liabilities	(6,080,069)	4,414,400
Deferred revenue	(510,352)	515,743
Net cash provided by operating activities	26,653,215	18,198,772
Cash flows from investing activities:
Purchases of property and equipment	(1,158,070)	(404,446)
Acquisition of business, net of cash acquired	(11,807,925)	—
Net cash used in investing activities	(12,965,995)	(404,446)
Cash flows from financing activities:
Proceeds from exercise of stock options	702,717	824,307
Repurchases of common stock	(12,257,073)	—
Payments of finance leases	(167,378)	(211,290)
Proceeds from revolving loan	7,000,000	—
Proceeds from term loan, net	34,954,373	—
Payments for restricted stock awards withheld for taxes	(371,316)	(306,127)
Payments of loan origination costs	(125,170)	—
Payments of revolving loan	(7,000,000)	—
Payments of contingent consideration	—	(5,000,000)
Payments of term loan	(36,940,158)	(15,559,842)
Net cash used in financing activities	(14,204,005)	(20,252,952)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	(516,785)	(2,458,626)
Effect of foreign currency exchange rate	(360,150)	(271,982)
Net decrease in cash and cash equivalents	(876,935)	(2,730,608)
Cash and cash equivalents at beginning of period	28,365,725	25,052,995
Cash and cash equivalents at end of period	$27,488,790	$22,322,387
Supplemental disclosure of cash flow information:
Cash paid for interest	$865,260	$1,598,781
See notes to condensed consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a leading provider of interactive livestreaming solutions.  We leverage a powerful livestreaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years, we have transformed our business from an advertising-based revenue model to one where the majority of our revenue is derived from user pay monetization and subscriptions. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our live video platform in 2016 with the belief that we could successfully pair livestreaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties – Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our livestreaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are differentiating ourselves from other dating brands with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Asian dating app providers, but enhanced in order to appeal to Western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere – not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18 to 34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met – a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships – even marriages.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included therein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in revenue recognition, accounting for business combinations, accounts receivable valuation, the fair value of financial instruments, the valuation of long-lived assets, the valuation of deferred tax assets, income taxes, contingencies, goodwill and intangible assets, video broadcaster rewards and stock-based compensation. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

During 2019, the Company started to take breakage on video broadcaster rewards based on historical levels of activity of video broadcasters and their corresponding video broadcaster reward balances. Based on this analysis, the Company reduced its accrual for video broadcaster rewards by $2.8 million. This reduction of expense is recognized in product development and content expense in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019. The Company will continue to regularly evaluate the likelihood of a user redeeming video broadcaster rewards and adjust breakage accordingly.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The carrying amounts of the Company’s financial instruments of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The Company has evaluated the estimated fair value of these financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

In addition, the Company carries its contingent consideration liability related to the Growlr Acquisition (defined in Note 2— Acquisition) at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liability using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance for fair value measurements. As of September 30, 2019, the Company’s contingent consideration liability had a fair value of $1.8 million. See Note 2— Acquisition for more information regarding the Company’s contingent consideration liability.

The Company carries a term loan facility with an outstanding balance as of September 30, 2019 and December 31, 2018 of $35.0 million and $36.9 million, respectively. As part of the Growlr Acquisition, the Company drew down $7.0 million on its previous revolving credit facility. In August 2019, the Company refinanced its credit facilities. See Note 6— Debt for further details. The outstanding balances of the Company’s term loan facility as of September 30, 2019 and December 31, 2018 approximate fair value due to the variable market interest rates and relatively short maturity associated with them. See Note 6— Debt for more information regarding the Company’s credit facilities.

The Company leases its operating facilities in the U.S. and Germany under certain non-cancelable operating leases that expire through 2023. The Company also leases certain assets under finance leases that expire through 2021. The finance leases are for the Company's data centers, printers and other furniture in the Company's German offices. The outstanding balances of operating and finance leases as of September 30, 2019 and December 31, 2018 approximate fair value due to their relatively short maturities.

The Company records all derivative financial instruments on the consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company measures the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See Note 10— Derivatives and Hedging Activities for further details.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average quarterly rates of exchange for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity on the consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions are included in other income (expense) in the Company’s consolidated statements of operations and comprehensive income (loss).

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted- average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and common stock equivalents outstanding, calculated using the treasury stock method for options, unvested restricted stock awards (“RSAs”) and unvested in-the-money performance share units (“PSUs”) using the average market prices during the period.

The following table shows the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$2,990,980	$1,297,931	$6,452,405	$(3,150,002)

Denominator:
Weighted-average shares outstanding— basic	74,674,981	73,362,467	75,056,593	72,704,205
Effect of dilutive securities	1,530,041	6,003,109	2,780,382	—
Weighted-average shares outstanding— diluted	76,205,022	79,365,576	77,836,975	72,704,205

Basic net income (loss) per share	$0.04	$0.02	$0.09	$(0.04)
Diluted net income (loss) per share	$0.04	$0.02	$0.08	$(0.04)

The following table summarizes the number of dilutive securities, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	3,220,477	3,632,484	2,873,675	4,833,809
Unvested RSAs	3,651,598	—	2,841,097	3,782,184
Unvested PSUs	441,223	—	348,185	1,019,600
Total	7,313,298	3,632,484	6,062,957	9,635,593

Significant Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents, including its money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does not have a significant history of material losses from uncollectible accounts. During the nine months ended September 30, 2019 and 2018, two customers, both of which were advertising aggregators (which represent thousands of advertisers) and customer payment processors, comprised 60% and 48% of total revenues, respectively. Two and three customers, which were advertising aggregators and customer payment processors, comprised 41% and 36% of accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations; however, there can be no assurances that the Company’s business will not experience any adverse impact from credit risk in the future.

Recent Issued Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02,” or “Accounting Standards Codifications (“ASC”) Topic 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 was effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, and early adoption was permitted. A modified retrospective transition approach was an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) (“ASU No. 2018-11”), which added an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption.

The Company adopted ASU No. 2016-02 as of January 1, 2019, using the transition method per ASU No. 2018-11. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases (“ASC Topic 840”), and no retrospective adjustments were made to the comparative periods presented. Finance leases were not impacted by the adoption of ASC Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the Company’s consolidated balance sheets under the previous guidance, ASC Topic 840.

The Company elected the package of practical expedients permitted under the new standard which, among other things, allowed the Company to not reassess the lease classification, the lease identification and the initial direct costs for any existing leases. Further, as permitted by the standard, the Company made an accounting policy election not to record ROU assets or lease liabilities for leases with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. Upon adoption on January 1, 2019, this standard resulted in the recognition of additional assets of $3.2 million and liabilities of $3.3 million on the Company’s consolidated balance sheets. The new standard did not have a material impact on the Company’s results of operations or cash flows.

Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). This amendment removes, modifies and makes certain additions to the disclosure requirements on fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 2— Acquisition

Growlr

On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, LLC, a privately held company that owns and operates Growlr (“Growlr”), a leading same-sex social app, for cash consideration of $11.8 million, plus an earnout of up to $2.0 million (the “Growlr Acquisition”). The Growlr Acquisition was funded by $4.8 million of cash on hand and a draw down of $7.0 million from the Company’s Prior Revolving Credit Facility. See Note 6— Debt for further details on the Prior Revolving Credit Facility. The earnout of $2.0 million is to be paid in annual $1.0 million installments over the next two years if certain revenue metrics are achieved in each year. The Company expects goodwill to be fully deductible for tax purposes, due to the fact that the Company elected to treat the Growlr Acquisition as an asset acquisition under the relevant sections of the Internal Revenue Code (“IRC”).

The acquisition-date fair value of the consideration transferred is as follows:

At March 5, 2019

Cash consideration (1)	$11,807,925
Contingent consideration	1,718,000
Total consideration	$13,525,925
(1) Cash consideration includes a $1.0 million escrow payment to be paid out 18 months from the acquisition date.

The following is the preliminary purchase price allocation as of the March 5, 2019 acquisition date:

March 5, 2019
Accounts receivable	$544,632
Intangible assets	3,480,000
Accrued expenses and other current liabilities	(10,000)
Deferred revenue	(102,058)
Net assets acquired	3,912,574
Goodwill	9,613,351
Total consideration	$13,525,925

The fair value of the Growlr trademarks was determined using an income approach. The fair value of software acquired, which represents the primary platform on which the Growlr apps operate, was determined using a cost approach. The fair value of customer relationships was determined using an excess earnings approach. These amounts are subject to further adjustment as additional information is obtained during the applicable measurement period, which includes the finalization of a third-party appraisal. The Company expects to complete its assessment by the end of 2019.

The amounts assigned to the identifiable intangible assets as of the March 5, 2019 acquisition date are as follows:

	Fair Value	Weighted-average Amortization Period (Years)
Trademarks	$1,200,000	10.0
Software	865,000	3.0
Customer relationships	1,415,000	3.6
Total identifiable intangible assets	$3,480,000	5.7

The operating results of Growlr for the period from March 5, 2019 to September 30, 2019 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019. Growlr contributed revenues of $1.1 million and $2.1 million and net income of $0.4 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. The Company also incurred a total of $0.3 million in transaction costs in connection with the Growlr Acquisition, which is included in acquisition and restructuring costs within the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019.

The following pro forma financial information shows the Company’s operating results for the three and nine months ended September 30, 2019 and 2018 as if the Growlr Acquisition had occurred on January 1, 2018. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Growlr Acquisition had been made as of that date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$52,732,847	$46,999,711	$155,551,914	$129,788,032
Net income (loss)	$3,079,141	$1,649,629	$7,132,020	$(2,255,256)

Note 3— Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC Topic 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

Derivative Financial Instruments

Currently, the Company uses an interest rate swap, interest rate cap and a cross-currency swap to manage its interest rate and foreign exchange risks, respectively.  The valuation of these derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swap and the cross-currency swap are determined using the market-standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair value of the interest rate cap is determined using the market-standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of ASC Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of September 30, 2019 and December 31, 2018 were classified as Level 2 of the fair value hierarchy. See Note 10— Derivatives and Hedging Activities for further discussion on derivative financial instruments.

Recurring Fair Value Measurements

Items measured at fair value on a recurring basis include money market funds, derivatives and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs.

The following fair value hierarchy table presents information about each major category of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Assets:
Money market funds	$8,091,654	$—	$—	$8,091,654
Derivative assets	—	688,529	—	688,529
Total assets	$8,091,654	$688,529	$—	$8,780,183
Liabilities:
Contingent consideration	$—	$—	$1,829,417	$1,829,417
Derivative liabilities	—	650,329	—	650,329
Total liabilities	$—	$650,329	$1,829,417	$2,479,746
December 31, 2018
Assets:
Money market funds	$7,639,866	$—	$—	$7,639,866
Derivative assets	—	972,784	—	972,784
Total assets	$7,639,866	$972,784	$—	$8,612,650
Liabilities:
Derivative liabilities	$—	$940,216	$—	$940,216
Total liabilities	$—	$940,216	$—	$940,216

The following table presents a summary of changes in the fair value of the contingent consideration liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$—
Amounts acquired	1,718,000
Accretion	111,417
Balance as of September 30, 2019	$1,829,417

The Company determined the fair value of its contingent consideration liability using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance for fair value measurement. Based on the Company’s projected results, the Company estimated the probability of success to be 100% for the contingent consideration related to the Growlr Acquisition as of September 30, 2019. The contingent consideration is recorded in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets as of September 30, 2019.

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the nine months ended September 30, 2019 and as of the year ended December 31, 2018.

Note 4— Intangible Assets, Net and Goodwill

Intangible assets, net consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,296,154	$(16,397,484)	$18,898,670
Customer relationships	15,158,124	(9,364,193)	5,793,931
Software	19,527,615	(12,776,075)	6,751,540
Total	$69,981,893	$(38,537,752)	$31,444,141

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,636,802	$(13,406,226)	$21,230,576
Customer relationships	13,901,313	(7,130,285)	6,771,028
Software	18,722,187	(10,165,352)	8,556,835
Total	$67,260,302	$(30,701,863)	$36,558,439

Amortization expense was $2.8 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $8.1 million and $8.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Annual future amortization expense on intangible assets for the next five years and thereafter as of September 30, 2019 is as follows:

Year Ending December 31,	Amortization Expense
Remaining in 2019	$2,393,758
2020	8,511,663
2021	7,046,314
2022	4,109,278
2023	2,713,675
Thereafter	6,669,453
Total amortization expense	$31,444,141

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 is as follows:

Nine Months Ended September 30, 2019
Balance as of December 31, 2018	$148,132,873
Goodwill acquired from the Growlr Acquisition	9,613,351
Foreign currency translation adjustments	(2,438,631)
Balance as of September 30, 2019	$155,307,593

Note 5— Property and Equipment, Net

Property and equipment, net consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Servers, computer equipment and software	$14,691,590	$13,656,176
Office furniture and equipment	662,420	574,559
Leasehold improvements	644,522	646,123
	15,998,532	14,876,858
Less: Accumulated depreciation	(12,165,657)	(10,243,094)
Property and equipment, net	$3,832,875	$4,633,764

Depreciation expense was $0.7 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 6— Debt

Debt consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Term loan facility	$35,000,000	$36,940,158
Less: Debt discount, net	(185,568)	(152,767)
Less: Debt issuance costs, net	(62,504)	(132,851)
Net carrying amount	34,751,928	36,654,540
Less: Current portion	3,500,000	18,566,584
Long-term debt, net	$31,251,928	$18,087,956

Credit Facilities

On September 18, 2017, the Company entered into an amended and restated credit agreement that provided for a $20.0 million revolving credit facility (the “Prior Revolving Credit Facility”) and a $60.0 million delayed draw term loan facility, which was drawn in full on October 18, 2017 to partially fund the Lovoo Acquisition (the “Prior Term Loan Facility,” and together with the “Prior Revolving Credit Facility,” the “Prior Credit Facilities”). The Prior Credit Facilities were amended several times since issuance and were scheduled to mature on September 18, 2020.

Principal payments on the Prior Term Loan Facility amounted to $3.8 million per quarter, and outstanding borrowings on the Prior Credit Facilities bore a variable interest rate, at the Company’s election, of either (i) the base rate, as defined, plus an applicable margin, or (ii) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. The applicable margin was based on the Company’s total leverage ratio, as defined, and ranged from 1.25% to 2.25% for base rate loans and from 2.25% to 3.25% for LIBOR loans. Unused commitment fees on the Prior Revolving Credit Facility were assessed at a rate of 0.35% per annum. The Company was also required in certain circumstances to use its excess cash flow, as defined, to prepay its obligations under the Prior Credit Facilities. The Prior Credit Facilities were guaranteed and secured by all of the assets of the Company and its domestic subsidiaries, subject to the certain exceptions and exclusions set forth in the amended and restated credit agreement.

On August 29, 2019, the Company entered into a credit agreement that provides for a $25.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $35.0 million term loan facility (the “New Term Loan Facility”) (collectively, the “New Credit Facilities”). Proceeds from the New Term Loan Facility were used to pay, in full, the Company’s outstanding obligations under the Prior Credit Facilities in the amount of $32.9 million, which included $7.0 million in draws under the Prior Revolving Credit Facility to partially fund the Growlr Acquisition. The remaining proceeds under the New Term Loan Facility are available for general corporate purposes. Future draws on the New Revolving Credit Facility are available to fund the Company’s working capital needs or for general corporate purposes. The New Credit Facilities will mature on August 29, 2022, and are subject to mandatory prepayment with 100% of the net cash proceeds from the Company’s issuance of debt or equity, as well as certain other circumstances, subject to the exceptions and limitations set forth in the credit agreement.

Principal payments on the New Term Loan Facility amount to $0.9 million and are due quarterly, beginning on December 31, 2019. Outstanding borrowings on the New Credit Facilities bear a variable interest rate, at the Company’s election, of either (i) the base rate, as defined, plus an applicable margin, or (ii) LIBOR, plus an applicable margin. The applicable margin is based on the Company’s total leverage ratio, as defined, and ranges from 0.75% to 2.00% for base rate loans and from 1.75% to 3.00% for LIBOR loans. Unused commitment fees on the New Revolving Credit Facility are assessed at a rate that ranges from 0.25% to 0.40% per annum, based on the Company’s total leverage ratio. For the period ended September 30, 2019, the weighted-average interest rate on the New Term Loan Facility amounted to 3.87%, and the unused commitment fee on the New Revolving Credit Facility was 0.25%. There were no outstanding borrowings under the New Revolving Credit Facility as of September 30, 2019.

The New Credit Facilities are guaranteed and secured by all of the assets of the current and future domestic subsidiaries of the Company, subject to the certain exceptions and exclusions set forth in the credit agreement. The credit agreement contains customary representations and warranties and events of default, as well as certain affirmative and negative covenants, which include, but are not limited to, restrictions on the Company’s and its domestic subsidiaries’ abilities to incur indebtedness, create liens, merge or consolidate, make dispositions, make restricted payments, such as those for dividends, distributions and share repurchases, make investments, prepay other indebtedness, enter into transactions with affiliates, enter into burdensome agreements and/or make other changes in its business, subject to the exceptions and limitations set forth therein. The Company is also required to meet certain financial covenants, including: (i) a total leverage ratio, as defined, of less than 2.25:1.00 as of the last day of any fiscal quarter, except for the four fiscal quarters following a qualified acquisition, as defined, where the Company is required to maintain a total leverage ratio of less than 2.50:1.00; and, (ii) a fixed charge coverage ratio, as defined, of more than 1.25:1.00 as of the last day of any fiscal quarter. The Company was in compliance with its debt covenants as of September 30, 2019.

The New Credit Facilities were entered into with a syndication of participating financial institutions, some of whom were participants in the Prior Credit Facilities. Accordingly, management applied the framework for modification or extinguishment under GAAP. In connection with its entry into the New Credit Facilities, the Company recognized $0.1 million of expense for third-parties’ fees and incurred a loss on extinguishment of debt of less than $0.1 million, which are included in acquisition and restructuring costs and interest expense, respectively, in the consolidated statements of operations and comprehensive income (loss). The Company also capitalized $0.2 million of debt issuance costs for the New Revolving Credit Facility, which are included as a component of other assets in the consolidated balance sheets, and $0.2 million of debt discount and debt issuance costs for the New Term Loan Facility, which are included as a component of the Company’s long-term debt, net.

Scheduled Principal Payments

Prior to its entry into the New Credit Facilities, the Company made $11.1 million of principal payments under the Prior Credit Facilities during the nine months ended September 30, 2019, which included scheduled principal payments of $7.5 million, and an excess cash flow payment of $3.6 million related to the year ended December 31, 2018 that was paid in March 2019.

Minimum future principal payments under the New Credit Facilities as of September 30, 2019 are as follows:

Years Ending December 31,	Credit Facilities
Remaining in 2019	$875,000
2020	3,500,000
2021	3,500,000
2022	27,125,000
Total minimum principal payments	$35,000,000

Note 7— Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021. Lovoo stores a majority of its user and business data in the Google Cloud Platform in Germany under a non-cancelable minimum commitment agreement that expires in 2023.

The minimum future commitments required under cloud data storage contracts as of September 30, 2019 are as follows:

Years Ending December 31,	Cloud Data Storage
Remaining in 2019	$1,316,580
2020	5,677,682
2021	6,854,644
2022	1,015,358
2023	1,116,893
Total minimum commitment payments	$15,981,157

Litigation

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. The Company operates its business online, which is subject to extensive regulation by federal and state governments. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (the “Plan”), which is a savings and investment plan intended to be qualified under the IRC. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing matching contributions to the Plan, based on a participant’s contribution. The Company’s 401(k) match expense totaled $0.7 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The expense is included in sales and marketing, product development and content and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Note 8— Stockholders’ Equity

Preferred Stock

The total number of shares of preferred stock, $0.001 par value, that the Company is authorized to issue is 5,000,000.

The Company’s Board of Directors may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series.

As of September 30, 2019 and December 31, 2018 there were no shares of preferred stock issued and outstanding.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 157,334 and 1,079,496 related to exercises of stock options and 1,424,439 and 1,591,662 related to RSAs in the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The Company issued shares of common stock of 111,350 related to PSUs in the year ended December 31, 2018. No shares of common stock related to PSUs were issued in the nine months ended September 30, 2019.

Share Repurchase Program

On June 14, 2019, the Company announced that its Board of Directors had approved a share repurchase program that authorizes the Company to purchase up to $30.0 million of the Company’s issued and outstanding common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may, from time to time, at management’s discretion and subject to other legal, regulatory and market conditions, purchase shares of its issued and outstanding common stock in the open market or through negotiated transactions intended to comply with SEC Rule 10b-18, which may be facilitated through one or more 10b5-1 share repurchase plans with a third-party broker. The Share Repurchase Program will continue through the earlier of its expiration date on December 31, 2021, or upon the completion of its authorization limit. Management reserves the right to suspend or discontinue the Share Repurchase Program at any time.

The Company purchased 3,445,267 shares of its issued and outstanding common stock under the Share Repurchase Program through September 30, 2019, which amounted to $12.2 million at an average share price of $3.53 per share. All shares purchased under the Share Repurchase Program were formally retired, or will be retired as soon as administratively feasible. Purchases under the Share Repurchase Program have been accounted for as an increase to the Company’s accumulated deficit in its consolidated balance sheets, and all retired or constructively retired shares have been reflected as authorized and unissued shares. The remaining authorization for the Share Repurchase Program was $17.8 million as of September 30, 2019.

Stock-Based Compensation

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model, based on weighted- average assumptions. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect over the expected term at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The Company uses the simplified method to determine the expected option term since the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term.

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

The Company began granting PSUs to certain employees in April 2018. PSUs are based on a relative total shareholder return (“TSR”) metric over a performance period spanning three years from the grant date of the PSU. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. Stock-based compensation expense for PSUs is estimated on the date of grant and amortized on a straight-line basis over the performance period. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control. The Company estimated the fair value of the PSUs using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

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

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and marketing	$117,610	$592,979	$294,108	$823,748
Product development and content	1,815,991	1,232,823	4,958,315	3,508,753
General and administrative	1,097,691	941,394	3,068,922	2,694,490
Total stock-based compensation expense	$3,031,292	$2,767,196	$8,321,345	$7,026,991

As of September 30, 2019, there was $0.7 million, $14.9 million and $3.4 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average vesting period of 0.6 years, 2.0 years and 2.3 years relating to stock options, RSAs and PSUs, respectively.

Stock Compensation Plans

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (the “2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (the “2006 Stock Plan”) that either terminate, expire or are forfeited after April 9, 2018 and any restricted stock awards that either terminate, expire or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of September 30, 2019, there were 3.1 million shares of common stock available for grant.

Restricted Stock Awards Under 2018 Omnibus Incentive Plan

RSA activity under the 2018 Plan for the nine months ended September 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-average Stock Price
Outstanding as of December 31, 2018	1,677,227	$4.18
Granted	2,454,860	$5.21
Vested	(647,621)	$4.16
Forfeited or expired	(118,390)	$4.97
Outstanding and unvested as of September 30, 2019	3,366,076	$4.91

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2018 Plan of $1.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $4.3 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Performance Share Units Under 2018 Omnibus Incentive Plan

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSUs stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The Company estimated the fair value of the PSUs at the date of grant using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

PSU activity under the 2018 Plan for the nine months ended September 30, 2019 is as follows:

PSUs	Number of PSUs	Weighted-average Stock Price
Outstanding as of December 31, 2018	60,000	$4.65
Granted	476,100	$5.91
Vested	—	$—
Forfeited or expired	—	$—
Outstanding and unvested as of September 30, 2019	536,100	$5.77

The Company recorded stock-based compensation expense related to PSUs under the 2018 Plan of $0.2 million and less than $0.1 million for three months ended September 30, 2019 and 2018, respectively, and $0.5 million and less than $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the 2012 Plan, providing for the issuance of up to 10.5 million shares of the Company’s common stock, including 2.1 million shares previously approved by the Company’s stockholders under the Company’s 2006 Stock Plan, less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire or are forfeited after December 31, 2011. As of June 1, 2018, grants are no longer issued from the 2012 Plan.

Stock option activity under the 2012 Plan during the nine months ended September 30, 2019 is as follows:

Stock Options	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,447,315	$3.27
Granted	—	$—
Exercised	(106,903)	$4.33
Forfeited or expired	(8,333)	$5.35
Outstanding as of September 30, 2019	2,332,079	$3.22	6.3	$1,397,720
Exercisable as of September 30, 2019	2,063,770	$3.07	6.1	$1,336,471

The total intrinsic value of options exercised under the 2012 Plan was $0.2 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded stock-based compensation expense related to options under the 2012 Plan of $0.2 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted Stock Awards Under Amended and Restated 2012 Omnibus Incentive Plan

RSA activity under the 2012 Plan for the nine months ended September 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-average Stock Price
Outstanding as of December 31, 2018	1,166,535	$3.58
Granted	—	$—
Vested	(769,055)	$3.32
Forfeited or expired	(18,400)	$3.87
Outstanding and unvested as of September 30, 2019	379,080	$4.11

Shares are forfeited if not vested within three years from the date of grant and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2012 Plan of $0.4 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Performance Share Units Under Amended and Restated 2012 Omnibus Incentive Plan

PSU share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 Peer Group. The PSUs stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative. The Company estimated the fair value of the PSUs at the date of grant using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

PSU activity under the 2012 Plan for the nine months ended September 30, 2019 is as follows:

PSUs	Number of PSUs	Weighted-average Stock Price
Outstanding as of December 31, 2018	550,000	$2.94
Granted	—	$—
Vested	—	$—
Forfeited or expired	—	$—
Outstanding and unvested as of September 30, 2019	550,000	$2.94

The Company recorded stock-based compensation expense related to PSUs under the 2012 Plan of $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million for each of the nine months ended September 30, 2019 and 2018.

Amended and Restated 2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, providing for the issuance of up to 3.7 million shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire or lapse after the date of its Board of Directors’ approval of the 2006 Stock Plan. All options granted and outstanding have been fully expensed prior to 2016.

Stock option activity under the 2006 Stock Plan for the nine months ended September 30, 2019 is as follows:

Stock Options	Number of Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,074,411	$4.00
Granted	—	$—
Exercised	(23,764)	$3.78
Forfeited or expired	—	$—
Outstanding as of September 30, 2019	1,050,647	$4.00	2.0	$400
Exercisable as of September 30, 2019	1,006,468	$4.02	2.1	$400

The total intrinsic value of options exercised under the 2006 Stock Plan was less than $0.1 million for the each of the nine months ended September 30, 2019 and 2018.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the acquisition of Skout, the Company’s Board of Directors adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the acquisition of Skout, the Company granted stock options to purchase an aggregate of up to 355,000 shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, the “2016 Stock Plan”) and authorized an additional 2,000,000 shares of common stock under the 2016 Stock Plan. At the closing of the acquisition of if(we), the Company granted options to purchase an aggregate of up to 75,000 shares of its common stock and RSAs representing an aggregate of 717,500 shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the acquisition of Lovoo, the Company granted RSAs representing an aggregate of 531,500 shares of common stock to 96 former Lovoo employees as an inducement material to becoming non-executive employees of the Company.

Stock Options Under The 2016 Stock Plan

Stock option activity under the 2016 Stock Plan for the nine months ended September 30, 2019 is as follows:

Stock Options	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	444,168	$5.10
Granted	—	$—
Exercised	(26,667)	$5.69
Forfeited or expired	(97,501)	$5.02
Outstanding as of September 30, 2019	320,000	$5.07	7.3	$—
Exercisable as of September 30, 2019	213,333	$5.07	7.3	$—

The total intrinsic value of options exercised under the 2016 Stock Plan was less than $0.1 million during the nine months ended September 30, 2019. No options under the 2016 Stock Plan were exercised during the nine months ended September 30, 2018. The Company recorded stock-based compensation expense related to options under the 2016 Stock Plan of $0.1 million for each of the three months ended September 30, 2019 and 2018 and $0.3 million for each of the nine months ended September 30, 2019 and 2018.

Restricted Stock Awards Under The 2016 Stock Plan

RSA activity under the 2016 Stock Plan for the nine months ended September 30, 2019 is as follows:

RSAs	Number of RSAs	Weighted-average Stock Price
Outstanding as of December 31, 2018	474,686	$4.25
Granted	—	$—
Vested	(93,332)	$5.25
Forfeited or expired	(72,002)	$3.79
Outstanding and unvested as of September 30, 2019	309,352	$4.06

Shares are forfeited if not vested within three years from the date of grant, and vest in three equal annual increments. The Company recorded stock-based compensation expense related to RSAs under the 2016 Stock Plan of $0.2 million for each of the three months ended September 30, 2019 and 2018, and $0.6 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 9— Income Taxes

The Company recorded a net income tax expense of $1.0 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net income tax expense recorded during the three and nine months ended September 30, 2019 was primarily related to higher net income in the U.S., partially offset by lower estimated Global Intangible Low-Taxed Income (“GILTI”) tax and discrete tax benefits related to a windfall benefit on stock-based compensation.

For the nine months ended September 30, 2019, the Company’s effective tax rate (“ETR”) from operations was 25.7%, compared with (18.2)% for the nine months ended September 30, 2018. The difference between the Company’s ETR and the current U.S. statutory rate of 21% is primarily related to permanent addback items, the difference in tax rates between the U.S. and Germany and the discrete tax impacts of a windfall benefit on stock-based compensation. The increase in the ETR for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily related to higher net income in the U.S., partially offset by lower estimated GILTI tax and the discrete tax impacts related to a windfall benefit on stock-based compensation.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily federal and state net operating losses (“NOLs”)). As of September 30, 2019 and December 31, 2018, the Company has a valuation allowance related to acquired state NOLs that the Company believes it is not more likely than not will be realized.

During each of the three and nine months ended September 30, 2019 and 2018, the Company had no material changes in uncertain tax positions.

Note 10— Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2019 and 2018, the Company used such derivatives to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that less than $0.1 million will be reclassified as an increase to interest expense.

The table below presents outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2019:

	Number of	At Inception	As of September 30, 2019
Interest Rate Derivative	Instruments	Notional	Notional
Interest rate swaps	1	$45,000,000	$15,000,000
Interest rate caps	1	$15,000,000	$10,690,158

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. The Company uses foreign currency derivatives including cross-currency swaps to manage its exposure to fluctuations in the U.S. dollar to euro exchange rate. Cross-currency swaps involve exchanging fixed rate interest payments for fixed rate interest receipts both of which will occur at the U.S. dollar to euro forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in other comprehensive income (loss) and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified as a decrease to interest expense.

On August 29, 2019, the Company terminated its then-existing cross-currency swap and received a settlement of $1.9 million representing the fair value of the cross-currency swap and a net settlement of interest from the counterparty. The Company contemporaneously entered into a new cross-currency swap, of which details are disclosed below.

As of September 30, 2019, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional
Cross-currency swap	1	€37,772,551	$41,750,000
		(amortizing to €36,867,819 as of September 30, 2019)	(amortizing to $40,750,000 as of September 30, 2019)

The table below presents the fair value of derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets / Accrued expenses	$109	$166,058	$(13,717)	$—
Interest rate products	Other assets / Long-term derivative liability	—	53,355	—	—
Cross-currency swap	Prepaid expenses and other current assets / Accrued expenses	688,420	753,371	—	—
Cross-currency swap	Other assets / Long-term derivative liability	—	—	(636,612)	(940,216)
Total derivatives designated as hedging instruments		$688,529	$972,784	$(650,329)	$(940,216)

The tables below present the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Loss from Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate products	$2,114	$38,737	$(128,883)	$402,522
Cross-currency contract	1,473,000	518,178	2,635,320	1,667,652
Total	$1,475,114	$556,915	$2,506,437	$2,070,174

Location of Gain Reclassified from Other Comprehensive Loss into Income or Loss	Amount of Gain Reclassified from Other Comprehensive Loss into Income or Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$(10,600)	$(51,661)	$(93,814)	$(30,679)
Interest expense on foreign currency transactions	(173,144)	(216,184)	(575,994)	(654,489)
Gain on foreign currency transactions	(1,653,447)	(308,444)	(1,951,235)	(1,453,590)
Total	$(1,837,191)	$(576,289)	$(2,621,043)	$(2,138,758)

The tables below present the effect of derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(300,319)	$(27,051)	$(1,031,379)	$(94,640)
Gain on cash flow hedging relationships:
Amount of gain reclassified from other comprehensive loss into income or loss	$(183,744)	$(1,653,447)	$(669,808)	$(1,951,235)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Interest Expense	Foreign Currency Adjustment	Interest Expense	Foreign Currency Adjustment
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(559,345)	$(6,229)	$(1,838,325)	$101,030
Gain on cash flow hedging relationships:
Amount of gain reclassified from other comprehensive loss into income or loss	$(237,734)	$(308,444)	$(655,058)	$(1,453,590)
Amount of gain reclassified from other comprehensive loss into income or loss as a result of a forecasted transaction being no longer probable of occurring	$(30,110)	$—	$(30,110)	$—

As of September 30, 2019, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for non-performance risk, was less than $0.1 million. As of September 30, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any credit-risk related provisions as of September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of less than $0.1 million.

Note 11— Revenues

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service.

The following table presents revenues disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
User pay revenue:
Video	$20,333,310	38.6%	$10,968,643	24.0%	$61,841,899	40.1%	$24,093,019	19.1%
Subscription and other in-app products	15,532,335	29.5%	17,090,200	37.4%	46,770,156	30.4%	51,941,907	41.2%
Total user pay revenue	35,865,645	68.1%	28,058,843	61.4%	108,612,055	70.5%	76,034,926	60.3%
Advertising	16,755,605	31.9%	17,657,210	38.6%	45,522,536	29.5%	50,120,665	39.7%
Total revenues	$52,621,250	100.0%	$45,716,053	100.0%	$154,134,591	100.0%	$126,155,591	100.0%

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile app and website users. The Company offers in-app products such as Credits, Points, Gold, Icebreakers, Flash! and Shout! (collectively, the “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual products. The Company defines video revenue as In-App Products consumed through the Company’s live video product, which is classified as a component of user pay revenue.

In-App Products allow users to engage with other users on its apps. They can also put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that the Company manages. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of the Company’s platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on the Company’s platforms.

In-App Product purchases are satisfied by standing-ready to allow the Company’s app users to exchange their purchased In-App Products for virtual products, which represents the Company’s sole performance obligation for In-App Product purchases customers under ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The consideration received for these services is fixed at the time of purchase, and the customer simultaneously receives and consumes the benefits of user pay features as the Company performs these services. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. As it relates to the latter, revenue is recognized based upon Company-specific historical redemption patterns and is recognized on a pro rata basis over a three-month period (life of the user) beginning at the date of the sale.

Subscriptions provide customers with premium access to the Company’s apps over the subscription term and include credits on MeetMe+. Under ASC Topic 606, subscriptions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (i.e., daily), which is considered a single performance obligation that is recognized in user pay revenue over the period of time that a customer is granted continuous access to their purchased subscription. Payments for subscriptions are recorded as deferred revenue when purchased by a customer, and are subsequently recognized as user pay revenue when the Company’s respective performance obligations are satisfied.

Advertising Revenue

Advertising revenue is comprised of mobile and web advertising. Within each revenue stream, the Company has one performance obligation to publish advertisements as specified by the respective contracts. The amount of consideration that the Company expects to receive for the services is variable based on the volume of advertisement impressions. The Company does not offer any discounts or free impressions and does not have a significant history of material losses from uncollectible accounts.

The Company also recognizes revenue from cross-platform/social theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/social theater contracts, the consideration promised is fixed per ad campaign and term, and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand (“CPM”) rates and number of impressions served due to traffic volume and the specific ad campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. Accordingly, the Company recognizes all actual advertising revenue from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period, due to the fact that such amounts are largely beyond the Company’s control and subject to considerable variability, which makes the transaction price inherently difficult to estimate. The Company has determined that the performance obligation under its advertising revenue streams is recognized over time utilizing the right to invoice practical expedient as customers simultaneously consume and receive benefits of the advertisement impressions.

The Company has transactions with several partners that qualify for principal-agent considerations. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue sharing agreements with advertising networks. The form of the agreements is such that the Company provides services in exchange for a fee. The Company determines only the fee for providing its services to advertising agencies and has no latitude in establishing prices with third-party advertisers.

In instances where the Company works directly with an advertiser, revenue is recognized on a gross basis. The Company is the primary obligor in arrangements made with direct advertisers, as there is no third-party facilitating or managing the sales process. The Company is solely responsible for determining price, product or service specifications and which advertisers to use. The Company assumes all credit risk in the sales arrangements made with direct advertisers.

Deferred Revenue

The Company records deferred revenue when the consideration for a good or service is received in advance of satisfying its performance obligation. The deferred revenue balance for the nine months ended September 30, 2019 increased $108.1 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $108.6 million of revenue recognized from deferred revenue due to performance obligations satisfied during the nine months ended September 30, 2019.

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

The Company determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Operating Leases

The Company leases its operating facilities, data center storage facilities and certain data storage equipment in the U.S. and Germany under certain non-cancelable operating leases that expire at various times through 2023. These leases are renewable at the Company’s option.

Finance Leases

The Company leases certain assets under finance leases that expire at various times through 2021. The finance leases are for the Company’s data centers, printers and other furniture in its German offices. Principal and interest are payable monthly at interest rates ranging from 4.7% to 7.0% per annum, and rates vary based on the type of leased asset.  The Company did not enter into any new finance lease agreements during the nine months ended September 30, 2019.

Lease costs for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease costs:
Operating lease cost(1)	$652,258	$2,032,527

Finance lease cost:
Depreciation expense	$—	$1,518
Interest on lease liabilities	853	4,599
Total finance lease cost	$853	$6,117
(1) Short-term lease costs were immaterial.

Supplemental cash flow information for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,039,739
Operating cash flows from finance leases	$4,599
Financing cash flows from finance leases	$167,378

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,562,626

Aggregate future lease payments for operating and finance leases as of September 30, 2019 are as follows:

Years Ending December 31,	Operating	Finance
Remaining in 2019	$666,241	$3,499
2020	2,159,298	13,997
2021	1,853,820	4,584
2022	559,110	—
2023	43,559	—
Total minimum lease payments	5,282,028	22,080
Less: Amount representing interest	243,894	844
Total present value of minimum payments	5,038,134	21,236
Less: Current portion	2,138,029	12,913
Long-term obligations	$2,900,105	$8,323

Weighted-average remaining lease terms and discount rates as of September 30, 2019 are as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	3.37
Finance leases	1.58

Weighted-average discount rate:
Operating leases	3.96%
Finance leases	5.39%

Note 13— Subsequent Events

Share Repurchase Program

From October 1, 2019 to November 5, 2019, the Company purchased an additional 1,322,466 shares of its issued and outstanding common stock under the Share Repurchase Program for $5.6 million at an average share price of $4.22 per share.

Preferred Stock

On October 4, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation designating 200,000 shares of preferred stock as Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), par value $0.001 per share. The Company designated the Series A Preferred Stock in connection with the Company’s Board of Directors’ approval on October 4, 2019 of a Tax Benefits Preservation Plan (the “Preservation Plan”).

Tax Benefits Preservation Plan

On October 4, 2019, the Company’s Board of Directors approved the Preservation Plan. The Preservation Plan is designed to protect certain of the Company’s deferred tax assets relating to its NOLs, which can be subjected to substantial limitation under Section 382 of the IRC in the event of an ownership change. As of September 30, 2019, the Company had $63.1 million of (pre-tax) U.S. federal NOLs that could potentially be utilized in certain circumstances to offset its future taxable income and reduce its federal income tax liability. Subject to certain exceptions and other exclusions, an ownership change under Section 382 of the IRC occurs if a stockholder and/or an affiliated group of stockholders that owns at least 5% of the Company’s outstanding common stock increases their ownership percentage (individually, or collectively) by more than 50% over their lowest ownership percentage within a three-year rolling period. Any stockholder and/or affiliated group of stockholders who acquires, without the approval of the Company’s Board of Directors, a beneficial ownership of 4.99% or more of the Company’s outstanding common stock after the effective date of the Preservation Plan could be subjected to significant dilution. Any stockholder and/or affiliated group of stockholders who owned 5% or more of the Company’s outstanding common stock prior to the effective date of the Preservation Plan are grandfathered therein, provided, however, that such stockholders do not acquire one or more additional shares of common stock.

Pursuant to the Preservation Plan, the Company’s Board of Directors authorized the issuance of a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock to the stockholders of record on October 15, 2019, and all subsequent common stock issuances thereafter through the distribution date or, in certain circumstances, a date after the distribution date, as defined in the Preservation Plan. Each Right grants a Right-holder the right to purchase one one-thousandth of a share of the Company’s newly-designated Series A Preferred Stock for a purchase price of $19.00 per share. Such Rights are generally exercisable in the event that any stockholder and/or affiliated group of stockholders acquires a 4.99% ownership interest in the Company’s outstanding common stock, and each Right-holder (other than the 4.99% acquirer or group of acquirers) upon exercise of their Right and payment of the purchase price will receive an aggregate number of common shares with a market value equal to two times the purchase price, resulting in the significant dilution of the economic interests and voting powers of the 4.99% acquirer or group of 4.99% acquirers. Upon exercise, a holder of the Company’s Series A Preferred Stock will have approximately the same dividend, voting and liquidation rights as a holder of one share of the Company’s common stock.

The Preservation Plan will expire on October 4, 2022, or earlier upon the earliest of: (i) the date on which all Rights are redeemed; (ii) the date on which all Rights are exchanged; (iii) the occurrence of a reorganization transaction approved by the Company’s Board of Directors; (iv) the repeal of Section 382 or any other section of the IRC where the Company’s Board of Directors deems it no longer necessary or desirable to affect the preservation of these tax attributes; (v) at such time or other occurrence that the Company’s Board of Directors deems it no longer necessary or desirable to affect the preservation of these tax attributes; (vi) the beginning of a taxable year that none of the Company’s tax attributes may be carried forward; or, (vii) the Board of Directors determines, at any such time, that the Preservation Plan is no longer in the interests of the Company and/or its stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. In particular, these forward-looking statements include, among others, statements about:

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our app upgrades and new features, the risk that unanticipated events affect the functionality of our apps with popular mobile operating systems, any changes in such operating systems that degrade our apps’ functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold and Icebreakers, Flash! and Shout!. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

You should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed elsewhere in “Risk Factors,” located at Part II, Item 1A of this Quarterly Report on Form 10-Q (“Quarterly Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”). Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

MD&A is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the accompanying notes and the MD&A included in our Annual Report, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report.

Company Overview

The Meet Group, Inc. (the “Company,” “The Meet Group,” “us,” or “we”) is a leading provider of interactive livestreaming solutions.  We leverage a powerful livestreaming video platform, empowering our global community to forge meaningful connections. Our primary apps are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

We operate location-based social networks for meeting new people, primarily on mobile platforms, including on iPhone, Android, iPad and other tablets, that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past two years, we have transformed our business from an advertising-based revenue model to one where the majority of our revenue is derived from user pay monetization and subscriptions. The fastest growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with our live video product.

We began developing our live video platform in 2016 with the belief that we could successfully pair livestreaming and dating – a model that we had seen work effectively for Asian dating app providers. We first launched video on MeetMe early in 2017, and, in October of 2017, we began to monetize the feature by enabling gifting within the video streams. During this time period, we also executed on our strategy of acquiring other properties – Skout, Inc. (“Skout”), Ifwe Inc. (“if(we)”) and Lovoo GmbH (“Lovoo”) – where we believed our livestreaming platform would fit naturally. We then integrated live video into each app. We launched the monetized video platform on Skout in the fourth quarter of 2017, Tagged in the second quarter of 2018 and Lovoo beginning in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization for all the apps. Live video has become the fastest growing revenue product in our history.

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

Just as Facebook has established itself as the social network of friends and family, and LinkedIn as the social network of colleagues and business professionals, The Meet Group is creating the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are differentiating ourselves from other dating brands with live video, which is not offered by many of our direct competitors. Modeled after the video products offered by Asian dating app providers, but enhanced in order to appeal to Western audiences, our live video product is aimed at the nexus of entertainment and community, where we believe our apps exhibit natural strength.

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere – not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18 to 34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met – a sort of digital coffeehouse where everyone belongs. Over the years, The Meet Group’s apps have originated untold numbers of chats, shares, good friendships, dates, romantic relationships – even marriages.

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

Operating Metrics

We measure website and app activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define an MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. We define a video daily active user (“vDAU”) as a registered user of one of our platforms who has logged in and visited our live video product (“Live”), either as a broadcaster or a viewer, on the day of measurement. For the quarters ended September 30, 2019 and 2018, total MAUs were 18.67 million and 17.05 million, respectively, total DAUs were 5.01 million and 4.87 million, respectively, and total vDAUs were 0.83 million and 0.87 million, respectively.

The following table presents MAU, DAU and vDAU for the quarters ended September 30, 2019 and 2018:

	Average for the Quarter Ended
	September 30,
	2019	2018
MAU	18,667,276	17,053,605

	Average for the Quarter Ended
	September 30,
	2019	2018
DAU	5,013,566	4,868,494

	Average for the Quarter Ended
	September 30,
	2019	2018
vDAU	829,494	868,245

Third Quarter of 2019 Highlights

•	Total revenue was $52.6 million for the third quarter of 2019, up 15.1% from $45.7 million in the third quarter of 2018.

•
Net income for the third quarter of 2019 was $3.0 million. Adjusted EBITDA was $11.0 million for the third quarter of 2019. (See the important discussion about the presentation of financial measures not presented in accordance with accounting principals generally accepted in the U.S. (“GAAP”), and reconciliation from the most directly comparable GAAP financial measures, below.)

•	Cash and cash equivalents totaled $27.5 million as of September 30, 2019.

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on our apps in terms of average revenue per user (“ARPU”) and average daily revenue per daily active user (“ARPDAU”), and average video revenue per daily active user (“vARPDAU”). We define ARPU as the quarterly revenue per average MAU. We define ARPDAU as the average daily revenue per DAU. We define vARPDAU as the average daily revenue per vDAU. We define a mobile MAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout, Growlr and Lovoo, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile applications or by the mobile optimized version of our websites for MeetMe, Skout, Growlr and Lovoo, whether on a mobile phone or tablet during the day of measurement.

In the quarter ended September 30, 2019, we averaged 16.51 million mobile MAUs and 18.67 million total MAUs, compared with 14.64 million mobile MAUs and 17.05 million total MAUs in the quarter ended September 30, 2018, amounting to a net increase of 1.87 million or 12.8% for mobile MAUs and a net increase of 1.62 million or 9.5% for total MAUs. Mobile DAUs were 4.46 million for the quarter ended September 30, 2019, compared with 4.26 million mobile DAUs for the quarter ended September 30, 2018, amounting to a net increase of 0.20 million total MAUs, or 4.7%. For the quarter ended September 30, 2019, we averaged 5.01 million total DAUs, compared with 4.87 million total DAUs for the quarter ended September 30, 2018, amounting to a net increase of 0.14 million total DAUs, or 3.0%. For the quarter ended September 30, 2019, we averaged 0.83 million vDAUs, compared with 0.87 million vDAUs for the quarter ended September 30, 2018, amounting to a net decrease of 0.04 million vDAUs, or 4.5%.

The following graphs present average DAU, Mobile DAU, MAU, Mobile MAU and vDAU:

In the quarter ended September 30, 2019, we earned an average of $1.33 ARPU on the web and $2.88 ARPU on our mobile apps, compared with $1.57 ARPU on the web and $2.60 in mobile ARPU for the quarter ended September 30, 2018. In the quarter ended September 30, 2019, we earned an average of $0.07 in web ARPDAU and $0.12 in mobile ARPDAU, compared with $0.09 in web ARPDAU and $0.10 in mobile ARDAU for the quarter ended September 30, 2018. In the quarter ended September 30, 2019, we earned an average of $0.27 in vARPDAU, compared with $0.14 in vARPDAU for the quarter ended September 30, 2018.

The following graphs present average web revenue per user, mobile revenue per user, web revenue per DAU, mobile revenue per DAU and revenue per vDAU:

Factors Affecting Our Performance

We believe the following factors affect our performance:

•
Number of MAUs, DAUs and vDAUs: We believe our ability to grow web and mobile MAUs, DAUs and vDAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, and the volume of subscriptions and in-app purchases, as well as our expenses and capital expenditures.

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

•
New User Sources: The percentage of our new users that are acquired through inorganic, paid sources impacts our financial performance, specifically with regard to ARPU for web advertisement and mobile. Inorganically-acquired users tend to have lower engagement rates, tend to generate fewer visits and ad impressions and tend to be less likely to make in-app purchases. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically-acquired users, but the rate at which we monetize the average active user overall declines as a result.

•
Ad Inventory Management: Our revenue trends are affected by advertisement inventory management changes affecting the number, size or prominence of advertisements we display. In general, more prominently displayed advertising units generate more revenue per impression. Our Social Theater campaign expenses are materially dependent on the percentage of Social Theater campaigns that run on MeetMe versus the percentage that run on other networks. We work to maximize the share of Social Theater campaigns that run on MeetMe and run campaigns on other networks only when necessary.

•
Google Play Store and Apple App Store: Our mobile apps are distributed through the Google Play Store and the Apple App Store. Our business will suffer if we are unable to maintain good relationships with Google and Apple, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions, or if either of these platforms are unavailable for a prolonged period of time.

•
Increased Social Theater Competition: A significant portion of the revenue generated by the Social Theater is derived from advertising campaigns, powered by Social Theater technology, that run on networks other than our networks. A recent increase in competitors offering similar technology solutions, and in some cases their own cross-platform distribution networks, has made it more difficult to compete on price and win business. We expect this downward pressure on price to continue and impact our operating results in the future.

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

Changes in user engagement patterns from web to mobile, international diversification and the rollout of Live also affect our revenue and financial performance. We believe that overall engagement as measured by the percentage of users who create content (such as video broadcasts, status posts, messages or photos) or generate feedback increases as our user base grows. We continue to create new and improved features to drive social sharing and increase monetization.

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size or prominence of the advertisements we display and traditional seasonality. Social Theater is a revenue product for the MeetMe platform and on third-party sites. Social Theater growth may be affected by large brand penetration, the ability to grow the advertiser base and advertiser spending budgets.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2019. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2019, compared with those discussed in our Annual Report, except for our adoption of the new lease standard.

Leases

We determine, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1— Description of Business, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table presents our consolidated statements of operations for the three months ended September 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		Change From Prior Year
	2019	2018	($)%
Revenues	$52,621,250	$45,716,053	$6,905,197	15.1%
Operating costs and expenses:
Sales and marketing	8,748,021	8,753,156	(5,135)	(0.1)%
Product development and content	30,573,574	26,134,682	4,438,892	17.0%
General and administrative	5,320,424	4,938,844	381,580	7.7%
Depreciation and amortization	3,451,197	3,423,929	27,268	0.8%
Acquisition and restructuring	244,432	416,141	(171,709)	(41.3)%
Total operating costs and expenses	48,337,648	43,666,752	4,670,896	10.7%
Income from operations	4,283,602	2,049,301	2,234,301	109.0%
Other income (expense):
Interest income	28,752	3,823	24,929	652.1%
Interest expense	(300,319)	(559,345)	259,026	(46.3)%
Loss on foreign currency transactions	(27,051)	(6,229)	(20,822)	334.3%
Gain on disposal of assets	40,376	—	40,376	100.0%
Other items of income, net	2,030	6,527	(4,497)	(68.9)%
Total other expense	(256,212)	(555,224)	299,012	(53.9)%
Income before income tax expense	4,027,390	1,494,077	2,533,313	169.6%
Income tax expense	(1,036,410)	(196,146)	(840,264)	428.4%
Net income	$2,990,980	$1,297,931	$1,693,049	130.4%

Revenues

Our revenues were $52.6 million for the three months ended September 30, 2019, which represented an increase of $6.9 million, or 15.1%, compared with $45.7 million for the three months ended September 30, 2018.

The following table presents our revenues disaggregated by revenue source for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	$	%	$	%
User pay revenue:
Video	$20,333,310	38.6%	$10,968,643	24.0%
Subscription and other in-app products	15,532,335	29.5%	17,090,200	37.4%
Total user pay revenue	35,865,645	68.1%	28,058,843	61.4%
Advertising	16,755,605	31.9%	17,657,210	38.6%
Total revenues	$52,621,250	100.0%	$45,716,053	100.0%

The increase in revenues was attributable to a $7.8 million increase in user pay revenue, partially offset by a $0.9 million decrease in advertising revenue. The increase in user pay revenue was primarily attributed to the continued growth in revenue on Live across all of our apps. The decrease in advertising revenue was primarily attributable to lower social theater revenue for the three months ended September 30, 2019.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expense decreased $0.1 million, or 0.1%, to $8.7 million for the three months ended September 30, 2019 from $8.8 million for the three months ended September 30, 2018. The net decrease in sales and marketing expense was primarily attributable to a decrease in stock-based compensation expense of $0.5 million, partially offset by higher user acquisition costs and other sales and marketing expenses of $0.1 million and $0.3 million, respectively.

Product Development and Content: Product development and content expense increased $4.5 million, or 17.0%, to $30.6 million for the three months ended September 30, 2019 from $26.1 million for the three months ended September 30, 2018. The net increase in product development and content expense was primarily attributable to an increase in variable mobile content costs of $3.8 million due to increased revenue from Live, an increase in stock-based compensation expense of $0.6 million, technical operations of $0.4 million, safety moderation expenses of $0.3 million and consulting expenses of $0.3 million. These increases are partially offset by a decrease in social theater expenses of $1.1 million.

General and Administrative: General and administrative expense increased $0.4 million, or 7.7%, to $5.3 million for the three months ended September 30, 2019 from $4.9 million for the three months ended September 30, 2018. The net increase in general and administrative expense was primarily attributable to increases in bad debt expense of $0.5 million and stock-based compensation expense of $0.2 million, partially offset by lower employee-related expenses of $0.2 million.

Depreciation and Amortization: Depreciation and amortization expense increased $0.1 million, or 0.8%, to $3.5 million for the three months ended September 30, 2019 from $3.4 million for the three months ended September 30, 2018. The net increase in depreciation and amortization expense was primarily attributable amortization of the intangibles related to the acquisition of Growlr, partially offset by lower amortization of intangibles related to the acquisition of if(we) and Lovoo.

Acquisition and Restructuring: Acquisition and restructuring costs decreased $0.2 million, or 41.3%, to $0.2 million for the three months ended September 30, 2019 from $0.4 million for the three months ended September 30, 2018. Acquisition and restructuring costs include transaction costs, including legal and diligence costs for acquisitions, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The net decrease in acquisition and restructuring costs is mainly due to a decrease in severance costs in the three months ended September 30, 2019.

Stock-Based Compensation

Stock-based compensation expense, included in operating expense by category, increased $0.2 million to $3.0 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. Stock-based compensation expense represented 6.3% of operating expenses for each of the three months ended September 30, 2019 and 2018.

As of September 30, 2019, there was $0.7 million, $14.9 million and $3.4 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of 0.6 years, 2.0 years and 2.3 years relating to stock options, restricted stock awards (“RSAs”) and performance share units (“PSUs”), respectively.

The following table presents the allocation of stock-based compensation expense on the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change from Prior Year
	2019	2018	($)
Sales and marketing	$117,610	$592,979	$(475,369)
Product development and content	1,815,991	1,232,823	583,168
General and administrative	1,097,691	941,394	156,297
Total stock-based compensation expense	$3,031,292	$2,767,196	$264,096

Interest Expense

Interest expense decreased $0.3 million to $0.3 million for the three months ended September 30, 2019 from $0.6 million for the three months ended September 30, 2018. The decrease in interest expense was primarily attributable to a lower weighted-average debt balance and a lower effective interest rate during the three months ended September 30, 2019.

Income Tax Expense

Income tax expense increased $0.8 million to $1.0 million for the three months ended September 30, 2019 from $0.2 million for the three months ended September 30, 2018. Our effective tax rate (“ETR”) from operations was 25.73% compared with 13.13% for the three months ended September 30, 2019 and 2018, respectively. The increase in net income tax expense and our ETR was primarily related to higher net income in the U.S., partially offset by lower estimated Global Intangible Low-Taxed Income (“GILTI”) tax and discrete tax benefits related to a windfall benefit on stock-based compensation.

Comparison of the nine months ended September 30, 2019 and 2018

The following table presents our consolidated statements of operations for the nine months ended September 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		Change From Prior Year
	2019	2018	($)%
Revenues	$154,134,591	$126,155,591	$27,979,000	22.2%
Operating costs and expenses:
Sales and marketing	25,648,417	23,554,635	2,093,782	8.9%
Product development and content	91,846,746	72,647,507	19,199,239	26.4%
General and administrative	16,140,643	15,562,125	578,518	3.7%
Depreciation and amortization	10,079,319	10,558,712	(479,393)	(4.5)%
Acquisition and restructuring	748,881	4,802,694	(4,053,813)	(84.4)%
Total operating costs and expenses	144,464,006	127,125,673	17,338,333	13.6%
Income (loss) from operations	9,670,585	(970,082)	10,640,667	(1,096.9)%
Other income (expense):
Interest income	88,746	13,773	74,973	544.3%
Interest expense	(1,031,379)	(1,838,325)	806,946	(43.9)%
(Loss) gain on foreign currency transactions	(94,640)	101,030	(195,670)	(193.7)%
Gain on disposal of assets	40,376	—	40,376	100.0%
Other items of income, net	4,792	28,154	(23,362)	(83.0)%
Total other expense	(992,105)	(1,695,368)	703,263	(41.5)%
Income (loss) before income tax expense	8,678,480	(2,665,450)	11,343,930	(425.6)%
Income tax expense	(2,226,075)	(484,552)	(1,741,523)	359.4%
Net income (loss)	$6,452,405	$(3,150,002)	$9,602,407	(304.8)%

Revenues

Our revenues were $154.1 million for the nine months ended September 30, 2019, which represented an increase of $27.9 million, or 22.2%, compared with $126.2 million for the nine months ended September 30, 2018.

The following table presents our revenues disaggregated by revenue source for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	$	%	$	%
User pay revenue:
Video	$61,841,899	40.1%	$24,093,019	19.1%
Subscription and other in-app products	46,770,156	30.4%	51,941,907	41.2%
Total user pay revenue	108,612,055	70.5%	76,034,926	60.3%
Advertising	45,522,536	29.5%	50,120,665	39.7%
Total revenues	$154,134,591	100.0%	$126,155,591	100.0%

The increase in revenues was attributable to a $32.6 million increase in user pay revenue, partially offset by a $4.6 million decrease in advertising revenue. The increase in user pay revenue was primarily attributable to the continued growth in revenue on the Live platform across all of our apps. The decrease in advertising revenue was primarily attributable to the lower social theater revenue for the nine months ended September 30, 2019.

Operating Costs and Expenses

Sales and Marketing: Sales and marketing expense increased $2.0 million, or 8.9%, to $25.6 million for the nine months ended September 30, 2019 from $23.6 million for the nine months ended September 30, 2018. The net increase in sales and marketing expense was primarily attributable to increased user acquisition spend of $1.9 million.

Product Development and Content: Product development and content expense increased $19.2 million, or 26.4%, to $91.8 million for the nine months ended September 30, 2019 from $72.6 million for the nine months ended September 30, 2018. The net increase in product development and content expense was primarily attributable to an increase in variable mobile content costs of $21.2 million due to increased revenue from Live, partially offset by a reduction for video broadcaster reward-breakage of $2.8 million during the nine months ended September 30, 2019. Product development and content costs also increased by $1.5 million, $0.9 million and $0.6 million due to increases in stock-based compensation, consulting and safety moderation expenses, respectively. These increases are partially offset by a decrease in Social Theater expenses of $2.2 million.

General and Administrative: General and administrative expense increased $0.5 million, or 3.7%, to $16.1 million for the nine months ended September 30, 2019 from $15.6 million for the nine months ended September 30, 2018. The net increase in general and administrative expense is primarily attributable to increases in bad debt expense of $1.3 million and stock-based compensation expense of $0.4 million. These increases were partially offset by decreases in office-related expenses of $0.3 million, employee-related expenses of $0.2 million, professional fees of $0.1 million and other general and administrative costs of $0.4 million.

Depreciation and Amortization: Depreciation and amortization expense decreased $0.5 million, or 4.5%, to $10.1 million for the nine months ended September 30, 2019 from $10.6 million for the nine months ended September 30, 2018. The decrease in depreciation and amortization expense was primarily attributable to lower amortization of intangibles related to the acquisitions of if(we) and Lovoo, partially offset by the amortization of the intangibles related to the acquisition of Growlr.

Acquisition and Restructuring: Acquisition and restructuring costs decreased $4.1 million, or 84.4%, to $0.7 million for the nine months ended September 30, 2019 from $4.8 million for the nine months ended September 30, 2018. Acquisition and restructuring costs include transaction costs, including legal and diligence costs for acquisitions, the accrual of the exit cost of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition and restructuring costs is mainly due to a decrease in severance costs, partially offset by transaction costs from the acquisition of Growlr of $0.3 million.

Stock-Based Compensation

Stock-based compensation expense, included in operating expense by category, increased $1.3 million to $8.3 million for the nine months ended September 30, 2019 from $7.0 million for the nine months ended September 30, 2018. Stock-based compensation expense represented 5.8% and 5.5% of operating expenses for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the allocation of stock-based compensation expense on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Change from Prior Year
	2019	2018	($)
Sales and marketing	$294,108	$823,748	$(529,640)
Product development and content	4,958,315	3,508,753	1,449,562
General and administrative	3,068,922	2,694,490	374,432
Total stock-based compensation expense	$8,321,345	$7,026,991	$1,294,354

Interest Expense

Interest expense decreased $0.8 million to $1.0 million for the nine months ended September 30, 2019 from $1.8 million for the nine months ended September 30, 2018. The decrease in interest expense was primarily attributable to a lower weighted-average debt balance as well as a lower effective interest rate during the nine months ended September 30, 2019.

Income Tax Expense

Income tax expense increased $1.7 million to $2.2 million for the nine months ended September 30, 2019 from $0.5 million for the nine months ended September 30, 2018. Our ETR from operations was 25.7% compared with (18.2)% for the nine months ended September 30, 2019 and 2018, respectively. The increase in net income tax expense and our ETR was primarily related to higher net income in the U.S., partially offset by lower estimated GILTI tax and the discrete tax impacts related to a windfall benefit on stock-based compensation.

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$26,653,215	$18,198,772
Net cash used in investing activities	(12,965,995)	(404,446)
Net cash used in financing activities	(14,204,005)	(20,252,952)
	$(516,785)	$(2,458,626)

Net cash provided by operating activities was $26.7 million for the nine months ended September 30, 2019 compared with $18.2 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, net cash provided by operating activities consisted primarily of net income of $6.5 million adjusted for certain non-cash expenses of $10.1 million of depreciation and amortization expense, $8.3 million of stock-based compensation expense and $1.7 million of bad debt expense. The remainder of net cash provided by operating activities was attributable to changes in our operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to the acquisiton of Growlr Acquisition for $11.8 million and $1.2 million of capital expenditures for computer equipment to increase capacity and improve performance.

Net cash used in financing activities for the nine months ended September 30, 2019 of $14.2 million was primarily attributable to shares repurchased under our share repurchase program of $12.3 million. The remainder of net cash used in financing activities was primarily attributable to our debt refinancing activities in August 2019.

The following table presents cash and cash equivalents as a percentage of total assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$27,488,790	$28,365,725
Total assets	$269,090,670	$267,852,169
Percentage of total assets	10.2%	10.6%

Our cash balances are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash is concentrated in two large financial institutions.

As of September 30, 2019, we had positive working capital of $22.1 million.

Our primary sources of liquidity are cash generated from operations, available cash, receivables and borrowings under our credit facilities, which are described in further detail in Note 6— Debt in the accompanying notes to the unaudited condensed consolidated financial statements. We believe these sources are sufficient to fund our planned operations and to meet our contractual obligations. As of September 30, 2019, we had an outstanding balance of $35.0 million on our new term loan facility. The weighted-average interest rate as of September 30, 2019 was 3.87%.

On August 29, 2019, the Company entered into a credit agreement that provides for a $25.0 million revolving credit facility (the “New Revolving Credit Facility”) and a $35.0 million term loan facility (the “New Term Loan Facility”) (collectively, the “New Credit Facilities”).

We did not enter into any new finance lease agreements for the nine months ended September 30, 2019. As of September 30, 2019, finance leases that were previously assumed in connection with the acquisition of Lovoo had a de minimis amount of finance lease indebtedness, all of which are due by 2021.

We have budgeted capital expenditures of $1.3 million for the remainder of 2019, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as Adjusted EBITDA (defined below), which is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and stockholders benefit from referring to Adjusted EBITDA (defined below) in planning, forecasting and analyzing future periods. We use this non-GAAP financial measure in evaluating our financial and operational decision-making and as a means to evaluate period-to-period comparison.

We define Adjusted EBITDA as income or loss from operations before interest expense, benefit from or provision for income taxes, depreciation and amortization, stock-based compensation, non-recurring acquisition, restructuring or other expenses, gain or loss on foreign currency transactions, gain or loss on sale of assets, bad debt expense outside the normal range and goodwill and long-lived asset impairment charges. We exclude stock-based compensation because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition related costs, and other items of a non-operational nature that affect comparability. We recognize that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our net income (loss), which is the most comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA. We believe that providing this non-GAAP financial measure, together with the reconciliation from GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable U.S. Securities and Exchange Commission (“SEC”) rules.

The following table presents a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,990,980	$1,297,931	$6,452,405	$(3,150,002)
Interest expense	300,319	559,345	1,031,379	1,838,325
Income tax expense	1,036,410	196,146	2,226,075	484,552
Depreciation and amortization	3,451,197	3,423,929	10,079,319	10,558,712
Stock-based compensation expense	3,031,292	2,767,196	8,321,345	7,026,991
Acquisition and restructuring	244,432	416,141	748,881	4,802,694
Gain on disposal of assets	(40,376)	—	(40,376)	—
Loss (gain) on foreign currency transactions	27,051	6,229	94,640	(101,030)
Adjusted EBITDA	$11,041,305	$8,666,917	$28,913,668	$21,460,242

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of September 30, 2019 was held in insured depository accounts, of which, $20.0 million exceeded insurance limits.

Interest rates on the New Credit Facilities are variable in nature, however, we are party to a fixed-pay amortizing interest rate swap having a remaining notional amount of $15.0 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the September 30, 2019 level, we would receive interest payments of less than $0.1 million in 2019 and less than $0.1 million in 2020 of net settlements on the fixed-pay amortizing interest rate swap and non-amortizing interest rate cap.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019, noted during the evaluation of controls as of the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our management, including our Principal Executive Officer and our Principal Financial Officer, do not expect that our disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.

On November 5, 2019, Bridget Washington served a complaint on us that she had filed on October 2, 2019 in the District Court of Harris County, Texas accusing us of negligence and gross negligence in failing to protect a named minor who allegedly used the MeetMe application. The complaint seeks monetary relief of more than $1 million. It is not possible at this time to reasonably assess the outcome of this litigation or to estimate a loss or range of loss, if any, due to the fact that we believe the plaintiff’s allegations are without merit and we intend to defend against them vigorously.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See Note 7— Commitments and Contingencies to the unaudited condensed consolidated financial statements contained in this Quarterly Report for information on specific matters, if any.

Item 1A. Risk Factors

Our Annual Report filed with the SEC on March 8, 2019 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report, which we are including in this Quarterly Report. You should carefully consider the risk factors discussed in our Annual Report and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares.

We intend to launch a video-as-a-service product that could expose us to new, unknown, and potentially unforeseeable risks, including claims, liabilities, and potential regulatory or other scrutiny or action.

We intend to leverage our live video platform by making it available to third party apps (and users of third party apps) as a video-as-a-service product (“vPaaS”). With vPaaS, we intend that users of our live video product will appear on and be able to interact with users of other mobile apps for which they did not register on which they may not wish to appear; similarly, users on those third-party apps will appear on and be able to interact with the users of our apps. We do not believe this product has been tested between third-party companies. In addition to the risks inherent in any new and unproven product (including without limitation performance issues, failure to gain user acceptance, and poor financial returns), vPaaS may entail other, potentially larger risks. Either or both of the users of our apps and the users of the apps to which we link with vPaaS could potentially bring claims against us, including without limitation regarding the adequacy of notice and consent, and with respect to the use of their profile and other data (including without limitation potential data breaches), whether by us, the owners of the apps to which we link, or both. Similarly, the owners of the apps to which we link could bring claims against us, including with respect to our use of their user data (including without limitation potential data breaches), or with respect to our furnishing of the vPaaS product, including without limitation with respect to moderation issues, performance issues, and financial metrics. In addition, regulators or other authorities (including without limitation governmental authorities or the Apple App Store or the Google Play Store) could investigate and potentially take actions against us or our vPaaS product, particularly given that it is new and untested. Any of these events could have an adverse effect on our business and results of operations.

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

Proposed and recently enacted legislation and regulations could also significantly affect our business. There currently are a number of proposals enacted or pending before federal, state, and foreign legislative and regulatory bodies, including the General Data Protection Regulation (“GDPR”), a comprehensive privacy and data protection reform, adopted by the European Union in April 2016, and the California Consumer Privacy Act of 2018 (“CCPA”), passed by California in June 2018. There are a number of similar legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business.

GDPR became effective May 2018 and imposes several stringent requirements for controllers and processors of personal data of persons located within the European Union and may impact our ability to target ads and otherwise monetize user data, and it includes significant penalties for non-compliance. As currently enacted, CCPA takes effect on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents and may require us to make new disclosures to consumers about our data collection, use, and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards.

The changes introduced by GDPR and the CCPA, and any similar regulations enacted by other jurisdictions, will subject us to additional costs and complexity of compliance, by requiring, among other things, changes to our security systems, policies, procedures and practices. In addition, a violation of the new regulations could expose us to penalties and sanctions.

Delaware law, our certificate of incorporation and our bylaws contain anti-takeover provisions, and our Board adopted a Section 382 Tax Benefits Preservation Plan, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law, our certificate of incorporation and our bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors that some stockholders may consider favorable. In addition, on October 4, 2019, our Board of Directors acted to preserve the potential benefits of our U.S. federal net operating loss carryforwards (“NOLs”) from being limited pursuant to Section 382 of the Internal Revenue Code by adopting a Section 382 Tax Benefits Preservation Plan (the “Section 382 Tax Benefits Preservation Plan”). The principal reason our Board adopted the Section 382 Tax Benefits Preservation Plan is that we believe that the NOLs are a potentially valuable asset and the Board of Directors believes it is in our best interest to attempt to protect this asset by preventing the imposition of limitations on their use. While the Section 382 Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it does have a potential anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the Section 382 Tax Benefits Preservation Plan may be to render more difficult, or discourage a merger, tender offer, or assumption of control by a substantial holder of our securities. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger or other business combination approved by the Board of Directors.

Item 1B. Unresolved Staff Comments

On September 26, 2019, we received a comment letter from the SEC asking for clarification on certain disclosures in the “Business Overview and Revenue Recognition” sections of our Annual Report. There are no comments on our financial statements. Management submitted its responses to the comment letter to the SEC within the requested timeframe and intends to update certain disclosures in future filings with the SEC. As of the date of the filing of this Quarterly Report, we have not received additional correspondence from the SEC related to the comment letter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

The following table sets forth the purchases of our issued and outstanding common stock during each month of the quarter ended September 30, 2019:

Period	Total Number of Shares Repurchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (3)
July 15-31, 2019	571,703	$3.53	571,703	$27,979,783
August 1-31, 2019	1,971,007	$3.55	1,971,007	$20,978,557
September 1-30, 2019	902,557	$3.47	902,557	$17,846,283

(1)
On June 14, 2019, we announced that our Board of Directors had approved a share repurchase program that authorizes us to purchase up to $30.0 million of our issued and outstanding common stock (“Share Repurchase Program”). Under the Share Repurchase Program, we may, from time to time, at our discretion and subject to other legal, regulatory and market conditions, purchase shares of our issued and outstanding common stock in the open market or through negotiated transactions intended to comply with SEC Rule 10b-18, which may be facilitated through one or more 10b5-1 share repurchase plans with a third-party broker.

(2)	The total number of shares purchased under the Share Repurchase Program is determined using trade dates for the related transactions.

(3)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the Share Repurchase Program exclude fees, commissions and other charges for the related transactions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Filed or Furnished Herewith
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	10/4/2019	3.1
4.1	Section 382 Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent	8-K	10/4/2019	4.1
10.1	Credit Agreement, dated as of August 29, 2019, with several banks and other financial institutions party thereto and Bank of America, N.A., as administrative agent	8-K	9/4/2019	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)				Furnished*
32.2	Certification of Principal Financial Officer (Section 906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 in this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

November 7, 2019	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

November 7, 2019	By:	/s/ James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)