Form 10-K
period 2019-12-31
Meet Group, Inc.
filed 2020-03-12
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33105
The Meet Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0879433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Union Square Drive, New Hope, Pennsylvania 18938
(Address of Principal Executive Office)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $258,592,846. As of March 6, 2020, 71,088,853 shares of the registrant’s common stock, par value $0.001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders (the “2020 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Form 10-K where indicted. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I

ITEM 1.    BUSINESS.

Company Overview

The Meet Group, Inc. (“Company,” “The Meet Group,” “us” or “we”) is a leading provider of interactive live-streaming solutions.  We leverage a powerful live video platform (“Live”), empowering our global community to forge meaningful connections. Our primary applications (“apps”) are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

We operate location-based social networks for meeting new people — primarily on mobile platforms, including on iPhone, Android, iPad and other tablets — that facilitate interactions among users and encourage users to connect, communicate and engage with each other. Over the past three years we have transformed our business from an advertising-based revenue model to one where the majority of our revenue is derived from user pay monetization and subscriptions. The fastest-growing component of user pay monetization comes from in-app purchases, including virtual gifts associated with Live.

We began developing Live in 2016 with the belief that we could successfully pair live streaming and dating — a model that we had seen work effectively for Asian dating app providers. We first launched Live on the MeetMe app in early 2017, and, in October 2017, we began to monetize the feature by enabling virtual gifting within live video broadcasts. During this time period, we also executed on our strategy of acquiring other properties — Skout, Inc. (“Skout”), Ifwe, Inc. (“if(we)”) and LOVOO GmbH (“LOVOO”) — where we believed Live would fit naturally. We launched the monetized version of Live on the Skout app in the fourth quarter of 2017, the Tagged app in the second quarter of 2018 and the LOVOO app in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization across all of our apps, and we intend to launch and monetize Live on the Growlr app — which we acquired in 2019 as part of our acquisition of Initech LLC (“Initech”) — in 2020. Live has become the fastest-growing revenue product in our history.

Looking ahead, we intend to leverage Live by making it available to third-party apps (and users of third-party apps) as a video-as-a-service platform (“vPaaS”). With vPaaS, we intend that users of Live will appear on and be able to interact with users of other mobile apps and vice versa, leading to mutually-beneficial revenue-share arrangements with the owners of these other third-party apps.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, delivering more than 10 billion monthly advertising impressions across our active global user base, and sophisticated programmatic strategies for effective targeting. We work with advertising partners to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements for maximum performance and return on investment.

Just as Facebook has established itself as the social network of friends and family, and LinkedIn has established itself as the social network of colleagues and business professionals, we have created the social entertainment network not of the people you know, but of the people you want to know. Nimble, fast-moving and already in more than 100 countries, we are differentiating ourselves from other dating brands with Live, which is not offered by many of our direct competitors. Modeled after the live video platforms offered by Asian dating app providers, but enhanced in order to appeal to Western audiences, Live is aimed at the nexus of entertainment and community, where we believe our apps exhibit a natural strength.

Our vision extends beyond dating and entertainment. We focus on building quality products to satisfy the universal need for human connection among all people, everywhere — not just paying subscribers. We believe meeting new people is a basic human need, especially for users aged 18 to 34, when so many long-lasting relationships are made. We use advanced technology to engineer serendipitous connections among people who otherwise might never have met — a sort of digital coffeehouse, where everyone belongs. Over the years, our apps have originated untold numbers of chats, shares, good friendships, dates and romantic relationships — even marriages.

We believe we have significant growth opportunities enabled through our social entertainment platform. We believe our scale provides unique advantages to grow video monetization, while also establishing a high density of users within the geographic regions we serve. As our networks grow and the number of users in a location increases, we believe that users who are seeking to meet new people will incrementally benefit from the quantity of relevant connections.

Business Overview

How We Create Value for Users

We provide something we feel everyone craves — the magic of human connection. Through Live and our pipeline of new products, such as virtual gifting, we are helping to connect a portion of the over 50 million people aged 18 to 34 in the U.S., and the more than one billion people aged 18 to 34 worldwide. We offer a range of free and subscription-based services to our users, which we monetize through direct user purchases including video, subscription and other in-app products as well as through advertising. In 2019, we generated approximately 69% of our revenue from user pay sources.

People use our apps to make friends, socialize, date, be entertained and chat. In fact, in our internal survey of MeetMe users conducted in January 2019, 83% of those responding said they preferred to start relationships as friends. We believe this comfort level drives higher engagement and retention.

We believe we are well positioned to continue to grow user engagement and generate revenue with Live, and our continued execution against an aggressive product pipeline. We believe new video products not only have the potential to attract new users, but also to grow monetization per user.

More than 4.8 million people used our apps and websites, on average, every day as of the quarter ended December 31, 2019, to meet new people in their local communities and throughout the world. In many cases they are logging in multiple times per day in order to interact with other users and engage in live video broadcasts. Approximately 20% of our mobile users engage with Live each day, and we are seeing increasing video monetization across our apps. Not only are users being entertained, but many are also meeting friends, significant others and potential spouses every day.

Our apps offer a variety of ways for users to discover and interact with one another, with Live increasingly becoming a core medium of connection.

The most popular feature on our apps has traditionally been one-on-one chat, and users spend much of their time with us interacting with the connections they have made on our apps. Our primary “magic” is not chat itself, but the ease with which our users can find new people with whom to chat. Our chat service is generally provided free to all users; however, the LOVOO app limits the number of chats that a user can send for free and provides for the ability to unlock additional chats with a paid subscription or in-app purchase.

There are four key features we offer to facilitate connections between users: “Browse,” “Swipe,” “Feed” and Live.

The most direct is a Browse feature, which allows users to peruse profiles and photos of potential connections nearby or around the world. We use sophisticated, data-backed algorithms to prioritize the most relevant recommendations for each user.

For users interested in a quicker, more-gamified experience, each of our apps offers a Swipe feature, which allows users to, in effect, swipe left and right on potential matches based on their photos and limited profile information. When two users express interest in one another in Swipe, we notify each one of the match and encourage them to chat. We believe the double-sided match requirement causes these conversations to be significantly more efficient, but somewhat less frequent, than those that come from a Browse feature.

We also enable users, on apps other than the LOVOO app, to discover and connect with one another around content, including both text and photo posts, within our Feed feature. In this model, rather than browsing profiles, users are browsing content created by other users, either nearby or around the world. This content offers a compelling jumping-off point for extended conversation, both public (in the form of comments on that content) and private (in the form of one-on-one chats that subsequently develop).

In 2017, we began an aggressive push into live video, adding Live — which we believe to be both an engaging and highly- monetizable format for communication and social entertainment — on the MeetMe and Skout apps. We added similar functionality to our Tagged and LOVOO apps in 2018 and expect to do the same for the Growlr app in 2020. We also added several new features within Live, including “Viewer Levels,” “Streamer Levels” and other forms of user status and gamification, as well as “NextDate,” a feature that more-tightly integrates the live-streaming and dating components of our apps to broaden the audience for Live.

The one-to-many live-streaming feature of Live enables our users to become performers, gain an audience, cultivate relationships with their top fans and earn cash rewards if they produce engaging content and spend enough time on our platforms. The most popular broadcasters interact directly with their live audience on our apps, even allowing audience members to join their streams as guest broadcasters. Audience members can make in-app purchases to show their appreciation with virtual gifts to broadcasters. Monetization of Live is done primarily through virtual gifting. In our one-to-many live-streaming feature, a single broadcaster on one of our apps can entertain and interact with what is essentially an unlimited number of viewers. Gifting enables those viewers to use virtual credits purchased through the Apple App Store or Google Play Store to send the broadcaster a virtual gift as a show of appreciation or interest for that entertainment.

Each of our apps also offers a subscription service for those users who want to have the very best experience and the most options available to them. Benefits for subscribers vary across the portfolio, but include additional advanced filters, suppression of advertisements, permanent access to information or features otherwise locked and increased or eliminated limits on functionality such as daily icebreakers or Swipe gameplay.

Finally, users can also make in-app purchases in other features within the apps, typically either to unlock content or functionality or to prioritize their profiles or content within the apps. For example, users can spend Credits, Points or Gold for promotion within the Browse and Feed features, which garners them more attention with the goal of allowing them to find more connections more quickly. As another example, users may purchase the ability to unlock the list of who has viewed their profile or who has expressed an interest in them.

How We Create Value for Advertisers

We believe our large and highly-engaged audience means significant scale for advertisers and makes our apps an attractive platform for advertisers of all sizes. We focus on providing a wide variety of advertising products that drive our users to engage with brands. Through leading mobile programmatic advertising strategies and our highly-desirable and hard-to-reach Millennial and Generation Z audiences, we can pinpoint users that can no longer be found through traditional channels due to cord-cutting and mobile-first media consumption. During the fourth quarter of 2019, we served over 10 billion advertising impressions each month across our mobile apps and websites.

Our Strategy

We are executing on our core mission of meeting the universal need for human connection with a focus on Live, while diversifying our revenue base toward user pay revenue such as subscriptions and in-app purchases as we scale our business and strive to grow revenue and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), our primary performance measures.

Our strategy for 2020 and beyond is aimed at growing our audience, expanding our video offerings and engaging our active user base to drive monetization.

The key elements of our strategy include:

•
Strengthen the Core:  Having transformed our business to a primarily user pay model, a key area of our focus is to strengthen the core social entertainment business we have built. This includes developing and delivering new video products, including Viewer Levels, Streamer Levels and NextDate, enhancing user experience and improving operational execution across our business. As we look ahead, we are focused on increasing authenticity and user safety through ramped-up user verification programs, as well as product improvements to core components like “Profile” and “Chat.” We will continue to gamify live-streaming with new features, contests and fresh content, including “Date Night,” which bridges the online experience of NextDate with real-world dating. We believe strengthening our core business will improve user monetization and grow revenue.

•
Expand into Adjacencies:  Beyond our current user base, we see opportunities to leverage our social entertainment platform to expand into new user groups, adjacencies and niches, both organically and inorganically. We acquired and integrated four businesses in the 2016 to 2019 time frame, and have successfully brought Live to each acquired app, with the exception of the Growlr app, which we expect to do in 2020. We expect to enter new markets, including, for example, additional geographies, to build scale and create value. Additional opportunities include the development and delivery of stand-alone apps with a non-dating focus as well as geographic expansion.

•	Grow Margins: We will continue to focus on improving operating efficiencies and margins, while investing in growth from new products.

Product Development

We are continually developing new products, as well as optimizing our existing platforms and feature sets in order to meet the evolving needs of our user base and advertising partners.

We develop most of our software internally. We will, however, purchase technology and license intellectual property rights where it is strategically important, operationally compatible or economically advantageous. For instance, we partner with third parties for video and to further our internationalization efforts as we look to bring additional languages into our existing platforms. We are not materially dependent upon licenses and other agreements with third parties relating to product development. We work with third-party payment providers as part of our video monetization product.

Our technology team consists of approximately 190 employees for our product development and engineering team, our database administration team, our quality assurance team and our network system operators as of December 31, 2019. These teams are responsible for feature enhancements and general maintenance across all of our platforms. Our technology team is headquartered in New Hope, Pennsylvania, with additional offices in Philadelphia, Pennsylvania, San Francisco, California and Dresden, Germany.

Sales, Marketing and Operations

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

Our paid customer acquisition strategy focuses on acquiring users in geographies where we believe we will see a return on our acquisition investment. We spent $27.6 million, $25.6 million and $15.8 million on paid direct user acquisition for the years ended December 31, 2019, 2018 and 2017, or 13.1%, 14.3% and 12.8% of our total revenue, respectively.

Our sales and marketing team consists of approximately 40 employees in the U.S. and Germany as of December 31, 2019 and covers major brand agencies, direct response and cost-per-action engagement advertisers, advertising networks and mobile agencies. Our advertising operations are headquartered in New Hope, Pennsylvania, with additional offices in Philadelphia, Pennsylvania, San Francisco, California, Dresden, Germany and Berlin, Germany.

Our member services team consists of approximately 50 employees in New Hope, Pennsylvania and Dresden, Germany, and approximately 500 contractors split between Delhi, India and Bangalore, India as of December 31, 2019. This team is responsible for reviewing images and other user-generated content, investigating and responding to member abuse reports and providing general customer support.

Intellectual Property

Our intellectual property includes trademarks related to our brands, products and services, copyrights in software and creative content, patents, trade secrets, domain names and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property through trademark and other laws of the U.S. and other countries, and through contractual provisions.

We consider the MeetMe, Skout, Tagged, Hi5, LOVOO, Growlr and Social Theater trademarks and our related trademarks to be valuable to us, and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

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

Example of services that compete with us for users and advertiser interest include, but are not limited to:

•	mobile apps and websites whose primary focus is to help users meet new people in their geographical area, including Badoo, Twoo and Meetup;

•	social networking mobile apps and websites with a focus on dating, which is a subset of the opportunity around meeting new people, such as Zoosk, Match, Happn, PlentyOfFish, OkCupid and Tinder;

•	other video platforms that provide one-to-many and one-to-one video services such as live.me, TikTok, Azar, Younow, Bigo, Twitch and Periscope; and

•	broader social networks that currently offer or may evolve to offer services aimed at helping users meet new people in their area, such as Facebook, Twitter and LinkedIn.

As we introduce new products, and as other companies introduce new products and services, we expect to become subject to additional competition. Additional information regarding certain risks related to our competition is included in “Part I, Item 1A— Risk Factors” of this Annual Report on Form 10-K (“Annual Report”).

In addition to other online dating and social networking brands, we compete indirectly with offline dating services, such as matchmakers.

Employees

As of December 31, 2019, we had approximately 330 employees, most of whom are full-time in the U.S. and Germany. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of and retain highly-qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in “Part I, Item 1A — Risk Factors” of this Annual Report.

Government Regulations

In the U.S., advertising and promotional information presented to visitors on our mobile apps and websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the Telephone Consumer Protection Act of 1991 (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2001 (“CAN-SPAM Act”), the Illinois Biometric Privacy Act of 2008 (“BIPA”) and the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA took effect on January 1, 2020 and imposes stringent data privacy and data protection requirements for the data of California residents and may require us to make new disclosures to consumers about our data collection, use and sharing practices. We may also be subject to laws in the various other countries in which we operate, including the General Data Protection Regulation (“GPDR”), which came into effect in most of Europe on May 25, 2018. These rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We may unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from the enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our business. Additional information regarding certain risks related to government regulations is included in “Part I, Item 1A — Risk Factors” of this Annual Report.

Corporate History

The Meet Group was incorporated in Nevada in June 1997, and merged with Insider Guides, Inc., doing business as myYearbook.com, on November 10, 2011. On December 6, 2011, the Company changed its legal domicile to Delaware. Effective June 1, 2012, the Company changed its name from Quepasa Corporation to MeetMe, Inc. and completed the transition of its website to meetme.com in the fourth quarter of 2012. On October 3, 2016 the Company completed its acquisition of Skout, and on April 3, 2017, the Company completed its acquisition of if(we), both of which owned leading global mobile networks for meeting new people, and changed its name to The Meet Group, Inc. On October 19, 2017, the Company completed its acquisition of LOVOO to expand its global footprint, increase its scale and profitability and diversify its business model by adding expertise in subscription and in-app purchasing. On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, a privately-held company that owned and operated the Growlr app, a leading same-sex social app. In addition to its corporate website, the Company owns and operates the MeetMe, Skout, Tagged, LOVOO and Growlr mobile apps, and meetme.com, skout.com, tagged.com, hi5.com, lovoo.com and growlrapp.com.

Our executive offices and principal facilities are located at 100 Union Square Drive, New Hope, Pennsylvania, 18938. Our telephone number is (215) 862-1162. Our corporate website is www.themeetgroup.com. Investors can obtain copies of our filings with the U.S. Securities and Exchange Commission (“SEC”) from our corporate website free of charge, as well as from the SEC website, www.sec.gov. The information contained on our corporate website and the SEC website is not incorporated herein.

Merger Agreement

On March 5, 2020, we announced that we entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s (“ProSieben”) and General Atlantic Coöperatief U.A.’s (“General Atlantic”) joint company, NCG NuCom Group SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of March 5, 2020, by and among us, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement as set forth therein, and upon the terms and subject to the conditions thereof and in accordance with Section 251 of the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into us (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, we shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer. Pursuant to the Merger Agreement, we are required to solicit stockholder approval of the Merger Agreement and to file a proxy statement relating to such solicitation with the SEC within a specified time period.

At the effective time of the Merger (“Effective Time”), and subject to the terms and conditions of the Merger Agreement, all shares of our common stock, other than (i) shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, or (ii) as otherwise provided in the Merger Agreement, will automatically be converted into the right to receive $6.30 in cash, without interest (“Per Share Merger Consideration”). Additionally, (i) each outstanding stock option to acquire shares of our common stock, (ii) each outstanding share of restricted stock and (iii) each outstanding restricted stock unit that is subject to performance-based vesting will be cancelled in exchange for a cash payment, as established in the Merger Agreement.

We expect the Merger will be completed in the second half of 2020, subject to the satisfaction of all closing conditions.

Available Information

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge on the “Investors” section of our website at http://ir.themeetgroup.com/docs as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these filings at www.sec.gov. The information posted on our corporate website and the SEC website is not incorporated herein.

ITEM 1A.    RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and an investor could lose part or all of their investment.

Risks Related to Our Business

If we cannot effectively drive engagement and monetization on our Live feature on our mobile apps, our future operating results may suffer.

Our long-term strategy includes continued revenue growth from our Live feature that we launched only in 2017.  Though we have completed the launch of Live on all of our apps, with the exception of the Growlr app, we cannot be certain that Live will perform as expected at scale. While we expect to continue to devote substantial resources to the monetization of Live across our apps, we cannot be certain that our early results on Live are predictive of future results and that Live will continue to grow in the future. Furthermore, Live provides a new and unproven form of revenue, and we do not have a long history of monetizing Live. Live may not monetize as we expect, and revenue may be adversely affected.  If Live does not continue to grow as expected, or if Live does not perform or monetize as expected and Live revenue declines, our operating results could be materially and adversely affected.

If we cannot increase our daily and monthly active users and increase their engagement on our mobile apps, our future operating results may decline.

We offer apps that are free to use. Only a small percentage of our users pay for virtual goods. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining and engaging active users. We must continue to add new members to our user base and retain existing members by offering new and engaging features and products, including Live, Viewer Levels, Streamer Levels and NextDate.

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

•
develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, fast load times and the deployment of new features and products;

•	process, store and use data in compliance with governmental regulations and other legal obligations related to privacy;

•	compete with other companies that are currently in, or may in the future enter, the social networking, social entertainment or social discovery industries;

•	hire, integrate and retain world class talent; and

•	expand our business internationally and with respect to mobile devices.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement, our revenue, financial results and business may be significantly harmed.

The size of our user base and our users’ level of engagement are critical to our success. Our financial performance is significantly affected by our success in adding, retaining and engaging active users. If people do not perceive our products to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social-networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. A decrease in user retention, growth or engagement could render us less attractive to advertisers, which may have a material and adverse impact on our revenue, business, financial condition and results of operations.

Any number of factors could potentially negatively affect user retention, growth, and engagement, including if we fail to:

•	introduce new and improved products that are favorably received;

•	identify and respond to emerging technological trends in the market;

•	provide a compelling user experience with the decisions we make with respect to the frequency, prominence and size of advertising and other commercial content we display;

•
continue to develop features, including our Live features, such as Viewer Levels, Streamers and NextDate, for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks and that achieve a high level of market acceptance;

•	acquire or license leading technologies;

•	avoid technical or other problems that prevent us from delivering our services in a rapid and reliable manner or otherwise affect the user experience; or

•	provide adequate customer service to users or advertisers.

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results and future growth potential could be adversely affected.

Real or perceived inaccuracies in our user and other metrics may harm our reputation and negatively affect our business.
The numbers for our key metrics, which include our daily active users, monthly active users, video daily active users, average revenue per user, average daily revenue per daily active user and average daily video revenue per video daily active user are calculated using internal data based on the activity of user accounts. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring usage of our products across large online and mobile populations around the world. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology. Our data limitations may affect our understanding of certain details of our business.
In addition, from time to time we provide, or rely on, certain other metrics, including those relating to the reach and effectiveness of our advertisements. All of our metrics are subject to software bugs, inconsistencies in our systems and human error. If marketers, developers or investors do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, we may be subject to liability, our reputation may be harmed and marketers and developers may be less willing to allocate their budgets or resources to our apps, which could negatively affect our business and financial results.

Product development in the mobile social app industry is inherently prone to the risk of failing to attract users, and the products may not have their intended impact.

We have developed or purchased a number of products in the past, including features of existing products or stand-alone apps, that did not perform as expected, typically due to lack of user adoption or failure to resonate with the community. Examples of these over the years include stand-alone apps such as Charm, Choosy, Unsaid and WeChill, as well as features for existing apps. Some of these apps and features have gone on to become part of a future successful feature, and some have not. We spend significant resources developing new products to ensure our product offerings are at the forefront of mobile social, and we constantly reevaluate our investment in projects based on performance and user data, as well as other priorities. The products the teams build and that management determines to prioritize may not have their intended impact on our financial performance.

If our users do not interact with each other or our viral marketing strategy fails, our ability to attract new users may suffer and our revenue may decrease.

The majority of our users do not visit our mobile apps frequently and spend a limited amount of time when they do visit. The majority of our screen views are generated by a minority of our users. If we are unable to encourage our users to interact more frequently and to increase the amount of user generated content they provide, our ability to attract new users and our financial results may suffer.

We generate a significant portion of our revenue from advertising, and in particular, digital advertising. If we incur a loss of advertisers, or a reduction in spending by advertisers, our revenue could substantially decline, resulting in significant operating losses and negatively impacting our cash flows.

We generate a significant portion of our revenue from parties advertising on our platform, and, in particular, those advertisers in the digital advertising market. The digital advertising market has been subject to fluctuations and we have experienced declines in advertising rates. In 2018 and 2017, we experienced significant declines in advertising rates that materially and negatively impacted our operating results. Advertising rates may continue to decline relative to historical levels. Factors such as the lack of standard metrics in the digital advertising market may lead to varying and inconsistent advertising rates and potentially demands for rebates.

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

Our advertising revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement, including time spent on our mobile apps;

•	product changes or inventory management decisions we may make that reduce the size, frequency or relative prominence of advertising and other commercial content that we display;

•	our inability to increase the rate at which our users “click through” on the advertisements we display;

•	our inability to improve our analytics and measurement solutions that demonstrate the value of our advertising and other commercial content;

•	loss of advertising market share to our competitors;

•	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•	adverse media reports or other negative publicity involving us or other companies in our industry;

•	objections to the content of our apps and websites;

•	changes in the way online advertising is priced;

•	changes in the digital advertising market, including the introduction of standard metrics;

•
changes made by device makers, operating systems or browsers that make it difficult or impossible for our advertising partners to identify the target audience of their advertisements on our mobile apps or websites;

•	decisions about the amount and type of data we share with our advertising partners;

•	the impact of new technologies that could block or obscure the display of our advertising and other commercial content; and

•	the impact of macroeconomic conditions and conditions in the advertising industry, and, in particular, the digital advertising industry, in general.

The occurrence of any of these or other factors could result in a reduction in demand for our advertising and other commercial content, which could reduce the prices we receive for our advertising and other commercial content, or cause advertisers to stop advertising with us altogether. In turn, we could incur a substantial decline in revenue, increased operating losses and a negative impact on cash flows.

If we fail to maintain and expand our base of advertisers, our revenue and our business could be harmed.

Our ability to grow our business depends in part on our ability to maintain and expand our advertiser base. To do so, we must ensure that existing and prospective advertisers know that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives, including online, mobile and traditional advertising platforms. Advertisers may not continue to do business with us, or they may reduce the prices they are willing to pay to advertise with us, if we do not deliver advertisements in an effective manner, or if they do not believe that their investment in advertising with us will generate competitive returns.

Our ability to do so depends on factors including:

•
Competitiveness of Our Products: We must deliver advertisements in an effective manner and provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all.

•
Traffic Quality: The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. If we fail to detect and prevent invalid traffic, click fraud or other invalid activity on advertisements, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

•	Perception of Our Platform: Our ability to compete effectively for advertiser budgets depends on our reputation and perceptions regarding our platform.

•
Macroeconomic Conditions: Adverse macroeconomic conditions can have a negative impact on the demand for advertising, particularly with respect to online advertising products. Advertisers may have limited advertising budgets and may view online advertising as a lower priority than offline advertising.

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including objections to the content or reputation of our apps, losses to competitors or declining advertising budgets. The occurrence of any of these or other factors could result in a reduction in demand for our advertisements, which may reduce the prices we receive for our advertisements, either of which would negatively affect our revenue and operating results.

We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we have recently implemented, and we may continue to implement, changes to our user data practices. Some of these changes will reduce marketers’ ability to effectively target their advertisements, which has to some extent adversely affected, and will continue to adversely affect, our advertising business. From time to time, we may also change the size, frequency or relative prominence of advertisements in order to improve advertisement quality and overall user experience. We also may introduce new features or other changes to existing products, or introduce new stand-alone products, that attract users away from properties, formats or use cases where we have more proven means of monetization. In addition, as we focus on growing users and engagement across our portfolio of apps, it is possible that these efforts may from time to time reduce engagement with one or more products and services in favor of other products or services that we monetize less successfully or that are not growing as quickly. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect.

Because we face significant competition from other social networks, video platforms and companies with greater resources, we may not be able to compete effectively.

We face significant competition from other companies that seek to connect members online. We expect our apps with Live to face significant competition from other video platforms that provide one-to-many and one-to-one video services. Our competitors include other companies providing portal and online community and one-to-many and one-to-one video services, such as Match, Facebook, Google, Badoo, OkCupid, live.me, HQ, twitch, momo and TikTok. Many of our competitors have greater resources, more established reputations, a broader range of content and products and services, longer operating histories and more established relationships with their users than we do. They can use their experience and resources against us in a variety of competitive ways, including developing ways to attract and maintain users. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful efforts at developing new services or marketing campaigns or may adopt more aggressive pricing policies. Some of our competitors may enjoy better competitive positions in certain geographical regions or within certain user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products or to respond more quickly and/or cost effectively than us to new or changing opportunities. In addition, within the industry generally, costs for users to switch between products are low, and users have a propensity to try new approaches to connecting with people. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means.

We believe our ability to compete effectively depends upon many factors both within and beyond our control, including:

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

Advertising drives a significant portion of our revenue. We rely primarily on cost per thousand (“CPM”) advertising, where the price for advertising is based on the number of users who view it. In addition to mobile app developers and Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a portion of which is allocated to mobile advertising. If we fail to convince these companies to spend a portion of their advertising budgets on social media and specifically with us, however, our operating results could be harmed.

We rely on the Apple App Store and the Google Play Store to distribute our mobile apps. Our business or operating margins may suffer if we are unable to maintain a good relationship with Apple and Google, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions or if either of these platforms are unavailable for a prolonged period of time.

The Apple App Store and the Google Play Store are the primary distribution, marketing, promotion and payment platforms for our apps. In 2019, we derived 24% of our revenue from Apple and 29% of our revenue from Google. Any deterioration in our relationship with Google or Apple could harm our business and adversely affect the value of our stock.

We are subject to these platforms’ standard terms and conditions for app developers, which govern the promotion, distribution and operation of apps. These platforms have policies governing, for example, treatment of virtual credits and gifts, use of user data, personal and sensitive information and advertising identifiers, as well as ones relating to advertising (including deceptive, disruptive and inappropriate ads) and interference with app and device functionality. Each platform has broad discretion to change and interpret its terms of service and other policies with respect to us and those changes may be unfavorable to us. A platform provider may also change its fee structure, add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, change how the personal information of its users is made available to app developers on the platform or limit the use of personal information for advertising purposes. Our business could be harmed if a platform provider modifies its current terms of service or other policies, including fees, in a manner adverse to us.

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

Apple has a policy of reviewing apps prior to making them available in the App Store. In the past, Apple has rejected submissions of specific builds of our apps, and we have had to modify those submissions in order to gain acceptance. On more than one occasion, for example, Apple has rejected our apps because of user-generated content and other concerns. In response, we devoted additional resources to image review and changed some of our content allowance policies. Both the review process itself and any necessary resubmissions required in order to gain acceptance can cause delays in the availability of our releases. If this recurs on a prolonged or frequent basis, or other similar issues arise that impact users’ ability to download or use our apps, we may owe some of our customers rebates, which would increase our expenses and lower our gross margins. Delay or failure to gain Apple’s acceptance — and, therefore, availability in the App Store — could adversely affect our business, financial condition or results of operations.

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

Furthermore, if Google or Apple loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our apps, which would consume substantial resources and may not be effective. In addition, Google and Apple have broad discretion to change their terms of service and other policies with respect to us and other app developers, and those changes may be unfavorable to us.

If the Apple App Store or Google Play Store changes its search and rating algorithms, it could affect our ability to acquire new mobile members.

Our Apple and Google apps have ranked near the top of the “Free Social” categories and near the top of many key search terms. However, Apple and Google have changed their rating and search algorithms in the past without notice. Future changes to the rating and search algorithms by Apple or Google could impact our rating and search results, leading to a drop in new downloads, which could cause our business and operating results to suffer.

Because we rely on Facebook as a distribution, marketing and promotion platform, if our relationship with Facebook changes or if Facebook loses market share, our business could be adversely affected.

Facebook is an important distribution, marketing and promotion platform for our content and apps. We generate a number of our new users through the Facebook platform and we expect to continue to do so for the foreseeable future. As such, we are subject to Facebook’s standard terms and conditions for Facebook Connect and for app developers, which govern the promotion, distribution and operation of apps on the Facebook platform.

Our ability to acquire new members and provide services to our existing members could be harmed if:

•	Facebook discontinues or limits access to its platform by us and other app developers;

•	Facebook modifies its terms of service or other policies, including changing how the personal information of its users is made available to app developers on the Facebook platform or shared by users;

•	Facebook further develops its own competitive offering, Facebook Dating, or develops new competitive offerings; or

•	Facebook disallows our advertising in its platforms.

We have benefited from Facebook’s strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our content and apps, which could consume substantial resources and may not be effective. In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other app developers, and any such changes could be unfavorable. Facebook may also change its fee structure or add fees associated with access to and use of the Facebook platform.

If we are unable to continue to develop or acquire successful apps for mobile platforms and stand-alone mobile apps, our growth prospects could suffer.

We have offered apps for mobile platforms since May 2010. We expect to continue to devote substantial resources to the development of our mobile apps and new features, including Live features such as Viewer Levels, Streamer Levels and NextDate for our mobile apps, but there can be no assurance we will continue to succeed in developing or acquiring apps and features that appeal to users or advertisers. We may encounter difficulty in attracting leading advertisers to our mobile apps. We may also face challenges working with wireless carriers, mobile platform providers and other mobile communications partners. Finally, we may face challenges converting mobile users into users that pay for in-app products, such as subscriptions and gift giving within Live features, such as NextDate. These and other uncertainties make it difficult to know whether we will continue to succeed in developing commercially-viable apps for mobile platforms. If we do not succeed in doing so, our growth prospects could suffer.

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

The Internet and electronic commerce industries are characterized by:

•	rapidly-changing technology;

•	evolving industry standards and practices that could render our platform and proprietary technology obsolete;

•	changes in consumer tastes and demands; and

•	frequent introductions of new services or products that embody new technologies.

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

•
potential damage to our brands and reputation due to our compliance with local laws, including potential censorship or requirements to provide user information to local authorities and/or potential penalties for failing to comply with local laws;

•	lack of familiarity with local customs;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	reduced protection for intellectual property rights in some countries; and

•	difficulties in staffing and managing global operations and the increased travel and/or infrastructure.

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

Because our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters, we could be subject to claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise sustain harm to our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, intellectual property, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. In addition, U.S. federal and state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying state to state or international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are also subject to laws and regulations that dictate whether, how and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers or partners outside the U.S., and those laws and regulations are uncertain and subject to change.

Proposed and recently-enacted legislation and regulations could also significantly affect our business. There currently are a number of proposals enacted or pending before U.S. federal and state, and foreign legislative and regulatory bodies, including the GDPR, a comprehensive privacy and data protection reform, adopted by the European Union (“EU”) in April 2016, and the CCPA, passed by California in June 2018. There are a number of similar legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business.

The GDPR became effective in May 2018 and imposes several stringent requirements for controllers and processors of personal data of persons located within the EU and may impact our ability to target advertisements and otherwise monetize user data, and it includes significant penalties for non-compliance. The CCPA took effect in January 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents and may require us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards. In addition, pursuant to a ruling in January 2019, the Illinois Supreme Court held that private individuals may bring a claim under BIPA, a law that imposes requirements on businesses that collect or otherwise obtain biometric information, even if the only harm to the private individual was a violation of BIPA’s requirements.

The changes introduced by the GDPR, CCPA and BIPA, and any similar regulations enacted by other jurisdictions, will subject us to additional costs and complexity of compliance, by requiring, among other things, changes to our security systems, policies, procedures and practices. In addition, a violation of the new regulations could expose us to penalties and sanctions.

We use email, push notifications and text message campaigns to drive user engagement. Disruptions in, restrictions on and certain legal risks associated with the sending or receipt of emails, push notifications or text messages or a decrease in user willingness to receive emails, push notifications and text messages could adversely affect our revenue and business.

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

We also face a risk that service providers or email applications may block bulk message transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails, push notifications or text messages to our users. Third parties may also block our emails as spam, impose restrictions on our emails, push notifications or text messages, or start to charge for the delivery of emails through their email systems. In addition, changes in how webmail applications organize and prioritize email may reduce the number of users opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a user’s inbox or viewed as spam by our users and could reduce the likelihood of that user opening our emails.

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

Push notifications and text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts telemarketing and the use of automatic short message service (“SMS”) text messages without proper consent. The Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on companies with respect to communications with consumers, such as text messages, and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive. Furthermore, a number of states and countries have enacted statutes that address telemarketing through SMS text messages. Restrictions on marketing through text messages are enforced in the U.S. by the FTC, the Federal Communications Commission, state agencies and through the availability of statutory damages and class action lawsuits for violations of the TCPA or similar laws. The scope and interpretation of the laws that are or may be applicable to our use of push notifications and text messages are continuously evolving and developing. If we do not comply with these laws or regulations, are named in a lawsuit involving these laws or regulations or if we become liable under these laws or regulations, we could be harmed, and we could be forced to implement new marketing methods, which could be costly or ineffective.

Without the ability to deliver emails, push notifications and text messages to our users we may have limited means of maintaining contact and inducing them to use our platform. Due to the importance of email, push notifications and text messages to our business, any disruptions or restrictions on the distribution or receipt of emails, push notifications or text messages or increase in the associated costs could have a material adverse effect on our business and operating results.

Technologies have been developed that can block the display of our advertisements, which could adversely affect our financial results.

We generate a significant portion of our revenue from advertising, and technologies have been developed, and will likely continue to be developed, that can block the display of our advertisements on our websites and mobile apps. These technologies could have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile apps, our future financial results may be harmed.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our ability to attract, retain and serve our users and conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities, or any combination of these events, are on the rise worldwide and constantly evolving. From time to time, we may become the victim of these types of attacks. Our technologies, systems, networks and our users’ devices have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other-information by us, our employees or sensitive information provided by our users, or otherwise disrupt our or our users’ or other third parties’ business operations.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and users, or cyberattacks or security breaches of the networks, systems or devices that our users use to access our products and services could result in the loss of users and business opportunities, significant business disruption to our operations and business, misappropriation of our confidential information and/or that of our users, damage to our computers or systems and/or those of our users and/or counterparties, violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage or additional compliance costs. Furthermore, we may become a victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations). While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our business, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated.

If we experience computer malware, viruses, hacking, phishing and distributed denial of service attacks and spamming, it could harm our business.

Security breaches, computer malware and computer hacking and phishing attacks are prevalent in the social media industry, have occurred on our systems in the past and may occur on our systems in the future. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment or the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We have experienced and expect to continue to experience hacking attacks. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users could harm our reputation and our ability to retain existing users and attract new users. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, litigation, changed security and system protection measures.

Increased government regulations could adversely affect our business.

Due to the rapid growth and widespread use of mobile apps and the Internet, national and local governments are enacting and considering various laws and regulations. In June of 2018, for example, the California governor signed the CCPA into law. We face uncertainty as to the impact of this law and other government regulations on our business. New laws and regulations designed to protect consumers could adversely affect our business and operations by exposing us to substantial compliance costs and liabilities and impeding growth in use of mobile apps or the Internet. Furthermore, the application of existing domestic laws and regulations remains somewhat unclear, and courts may apply these laws in unintended and unexpected ways. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, for example, any such requirements could increase our cost of operations or discourage use of our services.

As a provider of social networking products with a membership-based element, we are also subject to laws and regulations in certain U.S. states and cities and other countries that apply to our automatically-renewing membership payment models. Certain U.S. states and cities and certain countries in Asia also have laws that specifically govern dating services.

As we continue to expand internationally, both with our acquisition of LOVOO and our increased number of international users, we could also become increasingly subject to foreign laws and regulations which could be inconsistent from country to country. Foreign governments could restrict mobile apps or Internet social networking usage, pass laws that negatively impact our business or prosecute us for our services. We could incur substantial liabilities for expenses necessary to comply with laws and regulations or penalties for any failure to comply. Additionally, restrictions and compliance costs associated with current and possible future laws and regulations could harm our business and operating results.

If laws that tax usage and sales on the Internet are enacted, increased taxes could adversely affect the commercial use of our marketing services and our financial results.

Due to the global nature of mobile apps and the Internet, it is possible that governments might attempt to further tax our activities, including the sale of virtual currency. New or revised tax regulations and increased value-added tax (“VAT”) as we expand internationally may subject us to additional sales, use, income and other taxes. We cannot predict the effect of current attempts to impose sales, use, income or other taxes on commerce over the Internet. New or revised taxes and especially sales taxes would likely increase the cost of doing business online, reduce sales and decrease the attractiveness of advertising on mobile apps or the Internet. Any of these events could have an adverse effect on our business and results of operations.

Our failure to comply with existing or future laws, regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

We have posted our own privacy policies concerning the collection, use and disclosure of user data. Any actual or perceived failure by us to comply with our privacy policies or with any data-related consent orders, FTC requirements or orders, or other federal, state or foreign privacy or consumer protection-related laws, regulations or industry self-regulatory principles or any compromise of security that results in the unauthorized release or transfer of personally-identifiable information or other user data, could result in proceedings or actions against us by governmental entities, consumer advocacy groups, individuals or others, which could have an adverse effect on our business. In addition, there are numerous privacy laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which is changing, inconsistent and conflicting and subject to differing interpretations. Our efforts to protect the information that our users have chosen to share may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. If any of these events occur, our users’ information could be accessed or disclosed improperly.

While we believe we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection, there is no assurance that we will not be subject to claims we have violated applicable laws or codes of conduct or that we will be able to successfully defend against such claims. Further, actual or perceived failure by us to comply with our policies, applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy or data protection-related matters could result in a loss of user confidence in us and damage to our brands, or could ultimately result in a loss of users and advertising partners, any of which could adversely affect our business.

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

We anticipate that we will continue to be a target for regulators and other governmental entity inquiries, particularly given the uptick in enforcement actions. Responding to or defending such actions could cause us to incur substantial expenses and divert our management’s attention. If we are unsuccessful, we could be subject to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations; furthermore, we could have to change our business practices which could impair our ability to obtain new users or provide service to our users. Any change in our business practices or defense of a legal action or regulatory investigation or action could reduce our future revenue and increase our costs and adversely affect our future operating results.

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

We provide platforms for meeting and interacting with new people, including Live. Although we devote substantial resources to member services and safety, our users have in the past, and will likely in the future, commit crimes against other users or violate other laws as they interact with other users, which could impair our brands and raise the prospect of litigation that may be costly to defend. Additionally, any inappropriate content or behavior by our users could cause our mobile apps to be removed from the Apple App Store and/or the Google Play Store, which could adversely affect our business.

We face certain risks related to the physical and emotional safety of our users.

The nature of online services that connect new people, including Live, is such that we cannot control the actions of our users in their communication or physical actions. There is a possibility that one or more of our users could be physically or emotionally harmed following interaction with another one of our users. This has happened in the past and we expect it will continue to happen in the future. Given our lack of physical presence, we do not take any action to ensure personal safety on a meeting between users arranged following contact initiated with our apps. If an unfortunate incident of this nature occurred in a meeting of two people following contact initiated on our app or on the platform of one of our competitors, any resulting negative publicity could materially and adversely affect us or our industry in general. Any such incident involving our apps could damage our reputation and our brands. In addition, the affected users could initiate legal action against us, which could cause us to incur significant expenses, whether we were successful or not, and damage our reputation. Concerns for such harms and the use of dating products and social networking platforms for illegal conduct could produce future legislation or other governmental actions that could require changes to our products, restrict or impose additional costs upon the conduct of our business or cause users to abandon our products.

Shareholder activism could cause a disruption to our business.

On June 27, 2017 and January 5, 2018, we entered into Cooperation Agreements with Harvest Small Cap Partners Master Ltd., Harvest Small Cap Partners, LP, Harvest Small Cap Partners GP, LLC, Harvest Capital Strategies, LLC and Jeff Osher (collectively, “Harvest”) and Kanen Wealth Management LLC and David L. Kanen (collectively, “Kanen”), respectively. Each of Harvest and Kanen own or had previously owned shares of our common stock. Pursuant to their respective Cooperation Agreements, we agreed to make certain changes to the composition of our Board of Directors (“Board”) in exchange for each of Harvest’s and Kanen’s agreement to certain customary stand-still provisions. Activist investors may continue to attempt to acquire control or effect changes in our strategic direction and how we are governed, or to acquire control. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could adversely affect our results of operations and financial condition since responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time consuming and divert the attention of our Board and senior management from the pursuit of business strategies.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public disclosure rules makes our business more visible, which could result in threatened or actual litigation by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

If we do not attract and retain highly-qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our executive officers and other employees. Such employees, particularly product managers and engineers for both web and mobile apps, quality assurance personnel, graphic designers and salespeople, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We require certain key employees to enter into employment agreements, but in the U.S., employees are free to leave an employer at any time without penalties. The loss of key employees or the inability to hire additional skilled employees as necessary could result in significant disruptions of our business, and the integration of replacement personnel could be time consuming and expensive and cause us additional disruptions.
As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Our ability to attract, retain and motivate employees may also be adversely affected by stock price volatility. As a result of these factors, it may be difficult for us to continue to retain and motivate our employees. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

If we experience any failure or significant interruption in our network, it could harm our business.
Our technology infrastructure is critical to the performance of our mobile apps and websites and to user satisfaction. Any damage to, or failure of, our systems or our inability to scale our systems could result in interruptions in our service. We lease space for our data centers and rely on co-location partners for power, security, connectivity and other services. We also rely on cloud service providers for much of our data storage needs, and rely on third-party providers for bandwidth and content delivery. We do not control these vendors and it would take significant time and effort to replace some of them. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, distributed denial of service attacks, hacker attacks or other attempts to harm our systems. Our apps have experienced, for example, distributed denial of service and other hacker attacks in the past, and we expect such attacks will continue to occur in the future. If our mobile apps or websites are unavailable when users attempt to access them, or if navigation through our apps is slower than they expect, users may stop using the apps and become less likely to return as often, if at all. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of user experience. To the extent that our disaster recovery systems are not adequate or we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate current and increasing traffic, our business and operating results could suffer.

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

We regard the protection of our trademarks, trade dress, domain names, trade secrets, copyrights and other intellectual property rights as critical to our success. We strive to protect our intellectual property by relying on U.S. federal, state and common law rights, as well as foreign rights and contractual restrictions. We pursue the registration of domain names and trademarks in the U.S. and a number of foreign jurisdictions, a process that is expensive and time consuming and may not be successful or inclusive enough. Our efforts may not prevent misappropriation of our intellectual property or deter the independent development of similar products by others. Failure to protect our intellectual property rights could harm our business and operating results, and circumstances beyond our control could threaten our intellectual property rights. Although we have taken measures to protect our proprietary rights, we cannot assure that others will not offer products or concepts that are substantially similar to ours and compete with our business. We regularly contribute software source code under open-source licenses and have made other technology we developed available under other open licenses, and we include open-source software in our products. As a result of our open-source contributions and the use of open source in our products, we may license or be required to license innovations that could turn out to be material to our business, and we could also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets could be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

If we become subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

Companies in the mobile app, Internet, social media, technology, social entertainment and other industries, as well as individual artists and entertainers, own large numbers of patents, copyrights and trademarks and frequently request license agreements, threaten litigation or file suit based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and expect to face in the future, legal actions and other allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including competitors and non-practicing entities. As we face increasing competition and as our business grows and changes, including our increased emphasis on user-created content in Live, we could face more claims of infringement. Any such claims, regardless of merit or outcome, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we do not prevail against such claims, we could be required to pay substantial damages and/or be obligated to indemnify our business partners. Furthermore, we could be prevented from providing products and services unless we enter into license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we could be precluded from offering certain products and services.

Class action lawsuits or other litigation matters are expensive and time consuming and could harm our business, financial condition or results of operations.

In addition to intellectual property claims, we may also become involved in numerous other lawsuits, including putative class action lawsuits brought by users and marketers, or litigation relating to our business transactions or related third-party transactions. We anticipate we will continue to be a target for such lawsuits, particularly given the uptick in class action lawsuits. Defending such lawsuits or any negative outcomes from them could result in substantial fees, monetary damages or fines or changes to our products or business practices, and accordingly our business, financial condition or results of operations could be adversely affected. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations.

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share. We may be unable to meet our payment obligations.

We incur indebtedness to finance our operations and we have substantial amounts of outstanding indebtedness and debt service requirements. Our credit agreement contains customary affirmative, negative and financial covenants. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit agreements or otherwise, in an amount sufficient to enable us to meet payment obligations under any indebtedness we may incur from time to time. If we are not able to generate sufficient cash flow to service our debt obligations or meet required debt covenants, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. There is no assurance we will be able to implement any of these alternatives on commercially-reasonable terms, if at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. In addition, an inability to meet our payment obligations under any indebtedness may trigger a default, and possible acceleration of payment terms, under the applicable debt financing agreements.

The U.K.’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBO Rate”), has announced that it intends to stop encouraging or requiring banks to submit LIBO Rates after 2021, and it is unclear if LIBO Rates will cease to exist or if new methods of calculating LIBO Rates will evolve. We currently have the option to determine our interest rate that includes either the LIBO Rate or the base rate, as defined in our credit agreement. If LIBO Rates cease to exist or the methods of calculating LIBO Rates change from their current form, we may no longer have the ability to elect the LIBO Rate option under our current credit agreement, and our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds under our credit agreement.

User misconduct and misuse of Live or inappropriate and indecent information disseminated on Live may adversely impact our brand image, affect our business and subject us to liabilities.

Because we do not require real name registration by our broadcasters and other users, and because we do not have full control over how and what broadcasters and other users use our apps to communicate, our apps may be misused by individuals or groups of individuals to engage in immoral, disrespectful, fraudulent or illegal activities, including, without limitation, potential copyright violations or other violations of third-party intellectual property rights. For example, on a daily basis, we detect and remove spam accounts through which inappropriate or indecent content could be posted and fraudulent or illegal activities may be conducted, and we routinely detect and remove other unlawful, inappropriate or indecent content from Live. In spite of our efforts, however, we remain exposed to risks of unlawful, inappropriate or indecent content on Live.

We have made substantial investments in resources, such as a dedicated team aided by proprietary and third-party software and technology, to monitor content that content creators and users post on Live and the way in which our content creators and users engage with each other through Live. However, such procedures may not prevent all such content from being broadcasted or posted or activities from being carried out. Moreover, as we have limited control over real time and offline behaviors of our users, to the extent such behaviors are associated with Live, our ability to protect our brand image and reputation may be limited. For example, our broadcasters may abuse Live and get involved with or into troubles with our users offline. Our business and the public perception of our brands may be materially and adversely affected by misuse of our platforms.

If any of our users suffers or alleges to have suffered physical, financial or emotional harm following contact initiated on Live, we may face civil or criminal lawsuits or other liabilities initiated by the affected user, or governmental or regulatory actions against us. In response to allegations of illegal or inappropriate activities conducted through our platforms or any negative media coverage about us, government authorities may intervene and hold us liable for non-compliance with relevant laws and regulations concerning the dissemination of information on the Internet and subject us to administrative penalties or other sanctions, such as requiring us to restrict or discontinue some of the features and services provided on our mobile apps. We could also be subject to claims or investigations under new or evolving policies or legislation, such as the recently-enacted Stop Enabling Sex Traffickers Act and Allow States and Victims to Fight Online Sex Trafficking Act. Therefore, we may be subject to investigations or subsequent penalties if content on Live or otherwise on one of our apps is deemed to be illegal or inappropriate under relevant laws and regulations. As a result, our business may suffer and our reputation, user base, revenue and profitability may be materially and adversely affected.

Negative publicity related to Live may harm our brands and reputation.

Negative publicity involving us, our users, our broadcasters, our management, our platforms or Live may materially and adversely harm our brands and our business. There is no assurance that we will be able to defuse negative publicity about us, our management and/or our services to the satisfaction of our investors, users and content creators. There may be negative publicity about us and the misuse of our services, which may adversely affect our brands, public image and reputation. Such negative publicity, especially when it is directly addressed against us, may also require us to engage in defensive media campaigns. This may cause us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations.

Live has a limited operating history in a dynamic industry, which makes it difficult to evaluate our future prospects.

The market for Live is relatively new, highly dynamic and may not develop as expected. Our users may not fully understand the value of our services, and potential new users may have difficulty distinguishing our services from those of our competitors. Convincing potential users of the value of our services is critical to the growth of our user base and the success of our business.

We began launching Live in 2017 and completed the launch on our then-existing apps in 2018. This relatively short operating history makes it difficult to assess our future prospects or forecast our future results. Investors should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly-evolving market.

These risks and challenges include our ability to, among other things:

•	increase our number of users, which include users who purchase virtual items offered on Live, as well as the level of user engagement;

•	develop and deploy diversified and distinguishable features and services for our users;

•	develop or implement strategic initiatives to monetize Live;

•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;

•
successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, our industry, or duplicate the features of our services; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If the market for Live does not develop as we expect or if we fail to address the needs of this dynamic market, our business will be harmed. Failure to adequately address these or other risks and challenges could harm our business and cause our operating results to suffer.

Live is based on a relatively new business model in relatively new markets and user demand may change or decrease substantially.

Many of the elements of Live, including features such as Viewer Levels, Streamer Levels and NextDate, are relatively unproven and continue to evolve. The markets for Live are relatively new and rapidly developing and are subject to significant challenges. Our business plan relies heavily upon increased revenue from Live, as well as our ability to successfully monetize our Live user base and products and services, and we may not succeed in any of these respects.

Some of our current monetization methods are in a relatively initial stage. For example, if we fail to properly manage the supply and timing of our in-app purchase products, such as gifting, and the appropriate price points for these products and services, our users may be less likely to purchase in-app products from us. We consider industry standards and expected user demand in determining how to most effectively optimize in-app purchase merchandising. There is no assurance our attempts to monetize our user base and Live will continue to be successful, profitable or widely accepted, and therefore the future revenue and income potential of our business are difficult to evaluate.

If our broadcasters do not continue to contribute content or their contributions are not appreciated by users, we may experience a decline in the number of active users of Live and a decline in user engagement.

The success of Live depends on our ability to provide users with interesting and useful content, which in turn depends on the content generated by our broadcasters. We seek to foster a broader and more engaged user community, and we encourage content creators to use our platforms to express their views and share interesting, high-quality content. If our broadcasters do not continue to contribute content to Live due to policy changes, their use of alternative communication channels, or any other reasons, or we are unable to provide users with interesting, useful and timely content, our user base and user engagement may decline and our users may make fewer in-app purchases. The market for top broadcasters is very competitive, and our failure to attract top broadcasters may affect the quality of the content and our user experience. If we experience a decline in the number of users or the level of user engagement, users may spend less on Live and customers may not view our products and services as attractive for their advertising and marketing expenditures and may reduce their spending with us, which would materially harm our business and operating results. In addition, most of the in-app purchases for Live are generated by a small percentage of users. If these users find other platforms more engaging and reduce their spending with us, it could harm our business.

We intend to launch a video-as-a-service product that could expose us to new, unknown and potentially unforeseeable risks, including claims, liabilities and potential regulatory or other scrutiny or action.

With vPaaS, we intend that users of Live will appear on and be able to interact with users of other mobile apps for which they did not register on which they may not wish to appear; similarly, users on those third-party apps will appear on and be able to interact with the users of our apps. We do not believe this product has been tested between third-party companies. In addition to the risks inherent in any new and unproven product (including, without limitation, performance issues, failure to gain user acceptance and poor financial returns), vPaaS may entail other, potentially larger risks. Either or both of the users of our apps and the users of the apps to which we link with vPaaS could potentially bring claims against us, including, without limitation, regarding the adequacy of notice and consent, and with respect to the use of their profile and other data (including, without limitation, potential data breaches), whether by us, the owners of the apps to which we link, or both. Similarly, the owners of the apps to which we link could bring claims against us, including with respect to our use of their user data (including, without limitation, potential data breaches), or with respect to our furnishing of the vPaaS product, including, without limitation, with respect to moderation issues, performance issues and financial metrics. In addition, regulators or other authorities (including, without limitation, governmental authorities or the Apple App Store or the Google Play Store) could investigate and potentially take actions against us or our vPaaS product, particularly given that it is new and untested. Any of these events could have an adverse effect on our business and results of operations.

Our business is subject to interruptions, delays or failures resulting from global or national health epidemics or concerns.

The recent coronavirus outbreak has resulted in business closures, restrictions on travel and cancellation of conferences, events and social gatherings in Asia, Europe and the Americas.  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, the severity of travel restrictions imposed by countries in which we operate, business closures or business disruption which affect our workforce or service providers and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. We may not have sufficient protection or recovery plans in certain circumstances to deal with such global or national health epidemics or concerns. We may need to close our offices. In such case, we do not have experience with all employees working remotely and doing so could disrupt productivity. Much of our content moderation services are performed in India, where technical infrastructure lags behind that of the United States and Germany. If either or both of our moderation centers in Delhi and Bangalore were to close, productivity there could be especially disrupted. Such disruptions could negatively impact our ability to run our apps, which could harm our business.

Risks Related to our Capital Stock

Because our stock price may be volatile due to factors beyond our control, an investor could lose all or part of their investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•	changes in the number of our daily and monthly active users;

•	changes in visits by our active users;

•	changes in our ability to attract, retain and compensate broadcasters in a competitive market;

•	independent reports relating to the metrics of our mobile apps or website;

•	our failure to generate increases in revenue;

•	our failure to meet the challenges of monetizing our users;

•	our failure to achieve or maintain profitability;

•	actual or anticipated variations in our quarterly results of operations;

•	announcements by us or our competitors of significant contracts, new services or acquisitions;

•	commercial relationships, joint ventures or capital commitments;

•	the loss of significant business relationships;

•	changes in market valuations of social media companies;

•	the loss of major advertisers;

•	future acquisitions or combinations;

•	the departure of key personnel;

•	short-selling activities; or

•	regulatory developments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which could adversely affect our business, financial condition or results of operations.

Delaware law, our certificate of incorporation and our bylaws contain anti-takeover provisions, and our Board adopted a Tax Benefits Preservation Plan, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law, our certificate of incorporation and our bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer or assumption of control of us that is not approved by our Board that some stockholders may consider favorable. In addition, on October 4, 2019, our Board acted to preserve the potential benefits of our U.S. federal net operating loss carryforwards (“NOLs”) from being limited pursuant to Section 382 of the Internal Revenue Code (“IRC”) by adopting a Section 382 Tax Benefits Preservation Plan (“Section 382 Tax Benefits Preservation Plan”). The principal reason our Board adopted the Section 382 Tax Benefits Preservation Plan is that we believe our NOLs are a potentially valuable asset and the Board believes it is in our best interest to attempt to protect this asset by preventing the imposition of limitations on their use. While the Section 382 Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it does have a potential anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the Section 382 Tax Benefits Preservation Plan may be to render more difficult, or discourage a merger, tender offer or assumption of control by a substantial holder of our securities. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger or other business combination approved by the Board.

Because we may issue preferred stock without the approval of our shareholders, it could be more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest for our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is otherwise performing well.

Because most of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of December 31, 2019, we had 70,756,013 shares of common stock outstanding of which our directors and executive officers beneficially own approximately 5%, which are subject to the limitations of Rule 144 under the Securities Act of 1933. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon the exercise of options, are and will be freely tradable. Because most of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

If registration rights that we have previously granted are exercised, or if we grant additional registration rights in the future, the price of our common stock may be adversely affected.

We may be obligated to register with the SEC shares of common stock, which may then be sold in the open market. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. Because few securities or industry analysts currently cover our business, undue weight could be placed on any one analyst’s report. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price could decline.

We may require additional capital to meet our financial obligations and support business growth, which might not be available on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new apps or enhance our existing apps with new or improved features such as Live, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our ability to raise additional funds may be directly related to the strength of the capital and financial markets and the economy both in the U.S. and internationally. We may not be able to obtain additional financing on terms favorable to us, if at all. Additionally, if our existing resources are insufficient to satisfy our liquidity requirements, we may need to borrow money or sell additional equity or debt securities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business could be harmed.

If we default on our leasing and credit obligations, our operations may be interrupted and our business and financial results could be adversely affected.

We finance a portion of our expenditures through leasing and other arrangements, some of which are not required to be reflected on our consolidated balance sheet, and we may enter into additional similar arrangements in the future. In particular, we have used these types of arrangements to finance some of our equipment and data centers.

If we default on these leasing and credit obligations, our leasing partners and lenders may, among other things:

•	require repayment of any outstanding lease obligations;

•	terminate our leasing arrangements;

•	stop delivery of ordered equipment;

•	sell or require us to return our leased equipment; or

•	require us to pay significant damages.

If some or all of these events were to occur, our operations could be interrupted and our ability to fund our operations or obligations, as well as our business, financial results and financial condition, could be adversely affected.

Our ability to use our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes could be limited.

As of December 31, 2019, we had U.S. federal NOLs of $42.5 million available to offset future taxable income, that we believe are not currently subject to an annual limitation under Section 382 of the IRC. Our ability to use our NOLs may be limited if we undergo an “ownership change,” as defined in Section 382 of the IRC. An ownership change could be triggered by substantial changes in the ownership of our outstanding stock. For example, an ownership change would occur if certain shareholders increase their aggregate percentage ownership of our stock by more than 50% over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

The Tax Cuts and Jobs Act (“Tax Act”) imposed limits on the use of NOLs generated after December 31, 2017 to 80% of taxable income. In addition, our ability to use any NOLs depends on the amount of taxable income that we generate in future periods. The NOLs may expire before we can generate sufficient taxable income to use them. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (primarily U.S. federal and state NOLs). The NOLs, if not offset against future income, will substantially begin to expire in 2027 and through 2037.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers, like us, whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short-seller attacks and we have been the subject of multiple such short-seller attacks. The publication of such commentary has, and may in the future, cause a temporary, or possibly long-term, decline in the market price of our common stock. No assurance can be made that declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

Risks Related to our Acquisition Activity

We face additional risks as a result of our acquisitions of Skout, if(we), LOVOO and Initech, and may be unable to realize the anticipated synergies and related benefits of the acquisition or do so within the anticipated timeframe.

We completed our acquisitions of Skout, if(we), LOVOO and Initech (collectively, “Acquired Companies”) on October 3, 2016, April 3, 2017, October 19, 2017 and March 5, 2019, respectively (individually, “Skout Acquisition,” “if(we) Acquisition,” “LOVOO Acquisition” and “Initech Acquisition,” collectively, “Acquisitions”). Each of the Acquisitions involved a combination of two companies that previously operated as independent companies, and, as a result of the Acquisitions, the combined company faces various ongoing risks, including, among others, the following:

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

While we performed significant due diligence on each of the Acquired Companies prior to the Acquisitions, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Skout, if(we), LOVOO and Initech and each of their respective representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of Skout, if(we), LOVOO or Initech before the Acquisitions, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Foreign currency exchange rate fluctuations may affect our results of operations and financial results, which we report in U.S. dollars.

We operate in various international markets, primarily in various jurisdictions within the EU, and as result, are exposed to foreign currency exchange rate risk. We translate international revenue into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results.

Risks Related to the Merger

Failure to complete, or delays in completing, the Merger announced on March 5, 2020 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On March 5, 2020, we entered into an agreement with Buyer, Merger Sub and NuCom, pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of Buyer. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure an investor that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, including broadcasters, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators, including broadcasters, and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:

•	we would not realize any or all of the potential benefits of the Merger, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to Buyer of $18.6 million;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;

•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	we could be subject to litigation related to the Merger;

•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business and our stock price.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including, but not limited to, (i) the adoption of the Merger Agreement and the approval of the Merger by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) the waiting period, and any extensions thereof, applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act shall have expired or been subject to early termination and approvals from the Bundeswettbewerbsbehörde, Austria’s Federal Competition Authority, and Bundeskartellamt, Germany’s Federal Cartel Office, shall have been granted or deemed to have been granted, (iii) no law or governmental order prohibits, restrains, enjoins or makes illegal the consummation of the Merger or any of the transactions contemplated thereby, (iv) review and clearance by the Committee on Foreign Investment in the United States shall have been obtained and (v) the Merger Agreement shall not have been terminated. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in Buyer’s favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Buyer a termination fee of $18.6 million.

If the Merger is not completed, our Board, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a material adverse effect on our business.

Because the Merger Agreement provides for fixed Per Share Merger Consideration for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides that immediately prior to the Effective Time, each outstanding share of our common stock will be converted into the right to receive $6.30 in cash, without interest, subject to certain limitations as described in the Merger Agreement. If the public trading value of our shares of common stock increases over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the Effective Time may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Buyer.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third-party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Buyer a termination fee of $18.6 million.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Lawsuits may be filed against us and the members of our Board arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board, Buyer, Buyer’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board, Buyer, or Buyer’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and technical operations are located in New Hope, Pennsylvania and consist of approximately 21,000 square feet of leased office space, of which, 17,000 square feet expires in March 2022, 2,000 square feet expires in April 2020 and 2,000 square feet expires in August 2020. We have the ability and intent to renew all square footage of leased office space that expires in 2020. We also lease office space in Philadelphia, Pennsylvania, San Francisco, California, Dresden, Germany and Berlin, Germany. Our data centers are leased and operated in Secaucus, New Jersey and San Francisco, California.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.

On November 5, 2019, Bridget Washington served a complaint on us that she had filed on October 2, 2019 in the District Court of Harris County, Texas accusing us of negligence and gross negligence in failing to protect a named minor who allegedly used the MeetMe app. On January 3, 2020, the District Court granted our Motion to Dismiss and dismissed the case without prejudice.

On December 5, 2019, Blanca Yolanda Vargas served a complaint on us that she filed on November 27, 2019 in Kern County Superior Court, California accusing us of the wrongful death of her son at the hand of someone he allegedly first met on the MeetMe app. We filed a Demurrer on February 25, 2020, which is scheduled for a hearing on March 18, 2020. It is not possible at this time to reasonably assess the outcome of this litigation or to estimate a loss or range of loss, if any, due to the fact that we believe the plaintiff’s allegations are without merit and we intend to defend against them vigorously.

On January 30, 2020, we received a letter from the Representative Raja Krishnamoorthi, Chairman of the United States House of Representatives Subcommittee on Economic and Consumer Policy (“Subcommittee”), requesting that we produce certain documents and information from the period January 2018 to the present to assist the Subcommittee in its investigation of underage use of dating apps across the industry. We responded with the requested documents and information on February 13, 2020, and we expect to file additional documents and information as the investigation proceeds.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See “Note 11 — Commitments and Contingencies” to the “Consolidated Financial Statements” and related notes thereto included elsewhere in this Annual Report for information on specific matters, if any.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NASDAQ Capital Market under the symbol “MEET.”

Shareholders

According to the records of our transfer agent, Action Stock Transfer, there were 628 holders of record of our common stock as of March 6, 2020. Because many of these shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including the results of our operations, capital requirements and general business conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On June 14, 2019, we announced that our Board had approved a share repurchase program that authorizes us to purchase up to $30.0 million of our issued and outstanding common stock (“Share Repurchase Program”). Under the Share Repurchase Program, we may, from time to time, at management’s discretion and subject to other legal, regulatory and market conditions, purchase shares of our issued and outstanding common stock in the open market or through negotiated transactions intended to comply with SEC Rule 10b-18, which may be facilitated through one or more 10b5-1 share repurchase plans with a third-party broker. The Share Repurchase Program will continue through the earlier of its expiration date on December 31, 2021, or upon the completion of its authorization limit. Management reserves the right to suspend or discontinue the Share Repurchase Program at any time.

We purchased 5,737,569 shares of our issued and outstanding common stock under the Share Repurchase Program through December 31, 2019, which amounted to $22.3 million at an average share price of $3.89 per share. All shares purchased under the Share Repurchase Program were formally retired, or will be retired as soon as administratively feasible. Purchases under the Share Repurchase Program have been accounted for as an increase to our accumulated deficit on our consolidated balance sheets, and all retired or constructively retired shares have been reflected as authorized and unissued shares. The remaining authorization for the Share Repurchase Program was $7.7 million as of December 31, 2019.

The following table sets forth the purchases of our issued and outstanding common stock during each month of the quarter ended December 31, 2019:

(in thousands, except per share data) Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
October 1-31, 2019	1,191,883	$4.19	1,191,883	$12,853
November 1-30, 2019	760,424	$4.60	760,424	$9,354
December 1-31, 2019	339,995	$4.96	339,995	$7,669
Total	2,292,302	$4.44	2,292,302	$7,669

(1)	The total number of shares purchased under the Share Repurchase Program is determined using trade dates for the related transactions.

(2)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the Share Repurchase Program exclude fees, commissions and other charges for the related transactions.

Stock Performance Graph

The following graph sets forth the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Russell 2000 Index and the RDG Internet Composite Index. This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019. The stock price performance of the following graph is not necessarily indicative of our future stock price performance.

	12/14	12/15	12/16	12/17	12/18	12/19
The Meet Group, Inc.	$100.00	$233.99	$322.22	$184.31	$302.61	$327.45
Russell 2000 Index	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
RDG Internet Composite Index	$100.00	$128.89	$135.45	$203.48	$197.34	$262.03

For information on securities authorized for issuance under our equity compensation plans, see “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth certain of our selected consolidated financial data. This information should be read in conjunction with “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheets Data:
Working capital	$23,626	$8,920	$8,015	$32,678	$29,214
Total assets	272,721	271,253	275,342	209,489	111,491
Current portion of finance lease obligations	10	134	254	221	366
Current portion of long-term debt, net	3,500	18,567	15,000	—	—
Long-term finance lease obligations	53	59	192	—	221
Long-term debt, net	30,375	18,088	40,637	—	—
Total stockholders’ equity	197,240	197,221	185,540	195,089	102,670

Statements of Operations Data:
Revenue	$211,701	$178,613	$123,754	$76,124	$56,904
Total operating costs and expenses	194,233	174,751	180,764	56,901	48,909
Income (loss) from operations	17,468	3,862	(57,010)	19,223	7,995
Net income (loss)	11,334	1,143	(64,592)	46,268	5,970
Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.15	$0.02	$(0.94)	$0.89	$0.13
Diluted net income (loss) per share	$0.15	$0.02	$(0.94)	$0.80	$0.12

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our app upgrades and new features, the risk that unanticipated events affect the functionality of our apps with popular mobile operating systems, any changes in such operating systems that degrade our apps’ functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold, Icebreakers, Flash! and Shout!. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

One should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Part I, Item 1A — Risk Factors” included elsewhere in this Annual Report. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in “Part I, Item 1A — Risk Factors” included elsewhere in this Annual Report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Part I, Item 1A — Risk Factors” included elsewhere in this Annual Report and our other filings with the SEC.

Recent Developments

On March 5, 2020, we announced that we entered into a definitive agreement to be acquired by ProSieben’s and General Atlantic’s joint company NuCom, through Buyer. Pursuant to the Merger Agreement, dated as of March 5, 2020, by and among us, Buyer, Merger Sub and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement as set forth therein, and upon the terms and subject to the conditions thereof and in accordance with Section 251 of the DGCL, Merger Sub shall merge with and into us. See “Merger Agreement” in “Part I, Item 1 — Business” included elsewhere in this Annual Report for more details related to the Merger.

Operating Metrics

We measure website and app activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define an MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. We define a video daily active user (“vDAU”) as a registered user of one of our platforms who has logged in and visited Live, either as a broadcaster or a viewer, on the day of measurement. For the quarters ended December 31, 2019, 2018 and 2017, total MAUs were 18.38 million, 17.58 million and 16.70 million, total DAUs were 4.77 million, 4.86 million and 4.95 million and total vDAUs were 0.84 million, 0.92 million and 0.30 million, respectively.

The following table sets forth our average MAU, DAU and vDAU for the quarters ended December 31, 2019, 2018 and 2017:

	Average for the Quarter Ended
	December 31,
(in thousands)	2019	2018	2017
MAU	18,380	17,578	16,695

	Average for the Quarter Ended
	December 31,
(in thousands)	2019	2018	2017
DAU	4,771	4,865	4,953

	Average for the Quarter Ended
	December 31,
(in thousands)	2019	2018	2017
vDAU	843	916	299

2019 Highlights

•	Revenue: Total revenue was $211.7 million for the year ended December 31, 2019, up 18.5% from $178.6 million for the year ended December 31, 2018.

•	Net Income: Net income was $11.3 million for the year ended December 31, 2019.

•
Adjusted EBITDA: Adjusted EBITDA was $42.2 million for the year ended December 31, 2019. For the definition of Adjusted EBITDA, please refer to the heading “Non-GAAP Financial Measure” included in this MD&A.

•	Cash and Cash Equivalents: Cash and Cash Equivalents totaled $27.2 million as of December 31, 2019.

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on our apps in terms of average revenue per user (“ARPU”), average daily revenue per daily active user (“ARPDAU”) and average daily video revenue per video daily active user (“vARPDAU”). We define ARPU as the quarterly revenue per average MAU. We define ARPDAU as the average daily revenue per DAU. We define vARPDAU as the average daily video revenue per vDAU. We define a mobile MAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the day of measurement.

In the quarter ended December 31, 2019, we averaged 16.18 million mobile MAUs and 18.38 million total MAUs, compared with 15.18 million mobile MAUs and 17.58 million total MAUs on average in the quarter ended December 31, 2018, which amounted to an increase of 0.99 million (or 6.6%) for mobile MAUs, and an increase of 0.80 million (or 4.6%) for total MAUs. Mobile DAUs averaged 4.24 million for the quarter ended December 31, 2019, compared with average mobile DAUs of 4.27 million in the quarter ended December 31, 2018, which amounted to a decrease of 0.03 million (or 0.7%) for mobile DAUs. In the quarter ended December 31, 2019, we averaged 4.77 million total DAUs, compared with 4.86 million total DAUs on average in the quarter ended December 31, 2018, which amounted to a decrease of 0.09 million (or 1.9%) for total DAUs. In the quarter ended December 31, 2019, we averaged 0.84 million vDAUs, compared with 0.92 million vDAUs on average in the quarter ended December 31, 2018, which amounted to a decrease of 0.07 million (or 8.0%) for vDAUs.

The following graphs set forth our average DAU, Mobile DAU, MAU, Mobile MAU and vDAU by quarter for the years ended December 31, 2019 and 2018:

In the quarter ended December 31, 2019, we earned ARPU of $1.42 on the web and ARPU of $3.22 on our mobile apps, compared with ARPU of $1.78 on the web and ARPU of $2.92 on our mobile apps in the quarter ended December 31, 2018, which amounted to a decrease of $0.36 (or 20.2%) on the web and an increase of $0.30 (or 10.3%) on our mobile apps. In the quarter ended December 31, 2019, we earned ARPDAU of $0.08 on the web and ARPDAU of $0.13 on our mobile apps, compared with ARPDAU of $0.10 on the web and ARPDAU of $0.11 on our mobile apps in the quarter ended December 31, 2018, which amounted to a decrease of $0.02 (or 20.0%) on the web and an increase of $0.02 (or 18.2%) on our mobile apps. In the quarter ended December 31, 2019, we earned vARPDAU of $0.29, compared with vARPDAU of $0.18 in the quarter ended December 31, 2018, which amounted to an increase of $0.11 (or 61.1%).

The following graphs set forth our web ARPU, mobile ARPU, web ARPDAU, mobile ARPDAU and vARPDAU by quarter for the years ended December 31, 2019 and 2018:

As the business continues to evolve and as subscription and in-app purchases contribute to a larger portion of revenue, we may choose to report new or additional metrics that are more closely tied to key business drivers or stop reporting metrics that are no longer relevant.

Factors Affecting Our Performance

We believe the following factors affect our performance:

•
Number of MAUs, DAUs and vDAUs: We believe our ability to grow web and mobile MAUs, DAUs and vDAUs affects our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements and the volume of subscriptions and in-app purchases, as well as our expenses and capital expenditures.

•
User Engagement: We believe changes in user engagement patterns affect our revenue and financial performance. Specifically, the number of visits and the amount of time spent by each MAU, DAU or vDAU generates affects the number of advertisements we are able to display and therefore the rate at which we are able to monetize our active user base. In addition, the number of users that make in-app purchases and the amounts that they purchase directly impact our revenue. We continue to create new features and enhance existing features to drive additional engagement. The percent of MAU and DAU that engage with our video products and their conversion to paying users also affects the amount of in-app purchases revenue we are able to earn.

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to CPM could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected our revenue. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. In 2019, we saw continued stabilization in advertising rates and another year of typical seasonality. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

•
User Geography: The geography of our users influences our revenue and financial results because we currently monetize users in distinct geographies at varying average rates. For example, ARPU in the U.S. and Canada is significantly higher than in Latin America.

•
New User Sources: The percentage of our new users that are acquired through inorganic, paid sources impacts our financial performance, specifically with regard to ARPU for web and mobile. Inorganically-acquired users tend to have lower engagement rates, tend to generate fewer visits and advertisement impressions and to be less likely to make in-app purchases. When paid marketing campaigns are ongoing, our overall usage and traffic increases due to the influx of inorganically-acquired users, but the rate at which we monetize the average active user overall declines as a result.

•
Advertisement Inventory Management: Our revenue trends are affected by advertisement inventory management changes affecting the number, size or prominence of advertisements we display. In general, more prominently-displayed advertising units generate more revenue per impression.

•
Apple App Store and Google Play Store: Our mobile apps are distributed through the Apple App Store and the Google Play Store. Our business will suffer if we are unable to maintain good relationships with Apple and Google, if their terms and conditions or pricing change to our detriment, if we violate, or either company believes that we have violated, its terms and conditions or if either of these platforms are unavailable for a prolonged period of time.

•
Seasonality: Historically, advertising spending has been seasonal with a peak in the fourth quarter of each year. With the decline in advertising rates in 2017, we did not experience this seasonality consistent with prior years. In 2018 and 2019, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. We believe this seasonality in advertising spending affects our quarterly results, which historically have reflected a growth in advertising revenue between the third and fourth quarters and a decline in advertising revenue between the fourth and subsequent first and second quarters each year. Growth trends in web and mobile MAUs, DAUs and vDAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions and our expenses and capital expenditures.

•
Business Combinations: Acquisitions have been an important part of our growth strategy. In 2016 and 2017, we acquired three companies (Skout, if(we) and LOVOO), representing four significant brands for our portfolio (Skout, Tagged, Hi5 and LOVOO). In 2019, we acquired Initech and the Growlr app. Our ability to integrate acquired apps into our portfolio will impact our financial performance. As a consequence of the contributions of these businesses and acquisition-related expenses, our consolidated results of operations may not be comparable between periods.

Changes in user engagement patterns from web to mobile, international diversification and the rollout of Live also affect our revenue and financial performance. We believe overall engagement as measured by the percentage of users who create content (such as video broadcasts, status posts, messages or photos) or generate feedback increases as our user base grows. We continue to create new and improved features to drive social sharing and increase monetization.

We believe our revenue trends are also affected by advertisement inventory management changes affecting the number, size or prominence of the advertisements we display and traditional seasonality.

Comparison of Our Operating Results for the Years Ended December 31, 2019 and 2018

The following table sets forth our consolidated statements of operations for the years ended December 31, 2019 and 2018 and is used in the following discussions of our results of operations:

	Year Ended December 31,		Change from Prior Year
(in thousands)	2019	2018	($)%
Revenue	$211,701	$178,613	$33,088	18.5%
Operating costs and expenses:
Sales and marketing	34,332	32,086	2,246	7.0%
Product development and content	124,425	102,757	21,668	21.1%
General and administrative	21,931	21,094	837	4.0%
Depreciation and amortization	13,131	13,776	(645)	(4.7)%
Acquisition, restructuring and other	414	5,038	(4,624)	(91.8)%
Total operating costs and expenses	194,233	174,751	19,482	11.1%
Income from operations	17,468	3,862	13,606	352.3%
Other income (expense):
Interest income	107	24	83	345.8%
Interest expense	(1,301)	(2,322)	1,021	(44.0)%
Gain (loss) on disposal of assets	41	(95)	136	(143.2)%
(Loss) gain on foreign currency transactions	(51)	97	(148)	(152.6)%
Other items of (expense) income, net	(1)	44	(45)	(102.3)%
Total other expense	(1,205)	(2,252)	1,047	(46.5)%
Income before income tax expense	16,263	1,610	14,653	910.1%
Income tax expense	(4,929)	(467)	(4,462)	955.5%
Net income	$11,334	$1,143	$10,191	891.6%

Revenue

Our revenue was $211.7 million for the year ended December 31, 2019, which represented an increase of $33.1 million (or 18.5%) when compared with revenue of $178.6 million for the year ended December 31, 2018.

The following table sets forth our revenue disaggregated by revenue source for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
(in thousands)	$	%	$	%
User pay revenue:
Video	$84,113	39.7%	$39,282	22.0%
Subscription and other in-app products	61,683	29.2%	68,048	38.1%
Total user pay revenue	145,796	68.9%	107,330	60.1%
Advertising	65,905	31.1%	71,283	39.9%
Total revenue	$211,701	100.0%	$178,613	100.0%

The increase in revenue for the year ended December 31, 2019 was primarily attributable to a $38.5 million increase in user pay revenue, which was partially offset by a $5.4 million decrease in advertising revenue. The increase in user pay revenue was primarily attributable to the continued growth in revenue on Live across all of our apps. The decrease in advertising revenue was primarily attributable to lower Social Theater revenue and lower web advertising revenue, which were partially offset by a slight increase in mobile advertising revenue for the year ended December 31, 2019.

Operating Costs and Expenses

•
Sales and Marketing: Sales and marketing expenses increased $2.2 million (or 7.0%) to $34.3 million for the year ended December 31, 2019, compared with sales and marketing expenses of $32.1 million for the year ended December 31, 2018. The increase in sales and marketing expenses for the year ended December 31, 2019 was primarily attributable to $2.1 million of increased advertising expense to attract more users to our apps.

•
Product Development and Content: Product development and content expenses increased $21.7 million (or 21.1%) to $124.4 million for the year ended December 31, 2019, compared with product development and content expenses of $102.8 million for the year ended December 31, 2018. The increase in product development and content expenses for the year ended December 31, 2019 was primarily attributable to: an increase in variable mobile content expense of $24.3 million due to increased revenue from Live, which was partially offset by a reduction for broadcaster rewards-breakage (a contra expense) of $4.4 million; $1.7 million in increased stock-based compensation expense; $0.7 million in increased technical operations expense; $1.1 million in increased consulting expense; and $1.3 million in increased safety and moderation expense. These increases were partially offset by a $3.5 million decrease in Social Theater expenses.

•
General and Administrative: General and administrative expenses increased $0.8 million (or 4.0%) to $21.9 million for the year ended December 31, 2019, compared with general and administrative expenses of $21.1 million for the year ended December 31, 2018. The increase in general and administrative expenses for the year ended December 31, 2019 was primarily attributable to increases in bad debt expense of $1.3 million and stock-based compensation expense of $0.6 million. These increases were partially offset by decreases in office-related expense of $0.3 million, employee-related expense of $0.1 million, professional fees expense of $0.2 million and other general and administrative expense of $0.5 million.

•
Depreciation and Amortization: Depreciation and amortization expense decreased $0.6 million (or 4.7%) to $13.1 million for the year ended December 31, 2019, compared with depreciation and amortization expense of $13.8 million for the year ended December 31, 2018. The decrease in depreciation and amortization expense for the year ended December 31, 2019 was primarily attributable to lower amortization of the intangible assets recognized in our acquisitions of if(we) and LOVOO, which was partially offset by the amortization of the intangible assets recognized in our acquisition of Initech.

•
Acquisition, Restructuring and Other: Acquisition, restructuring and other expenses decreased $4.6 million (or 91.8%) to $0.4 million for the year ended December 31, 2019, compared with acquisition, restructuring and other expenses of $5.0 million for the year ended December 31, 2018. Acquisition, restructuring and other expenses included transaction costs, including legal and diligence costs for acquisitions and other non-recurring transactions, the accrual of the exit costs of non-cancellable leases, employee-related restructuring costs and employee exit and relocation costs. The decrease in acquisition, restructuring and other expenses for the year ended December 31, 2019 was primarily attributable to a decrease in employee exit costs of $3.5 million, and the current period non-recurring gain for a change in the fair value of the contingent consideration liability for the Initech Acquisition of $0.9 million.

Interest Expense

Interest expense decreased $1.0 million (or 44.0%) to $1.3 million for the year ended December 31, 2019, compared with interest expense of $2.3 million for the year ended December 31, 2018. The decrease in interest expense for the year ended December 31, 2019 was primarily attributable to a lower average debt balance and lower effective interest rate.

Income Tax Expense

Income tax expense increased $4.5 million (or 955.5%) to $4.9 million for the year ended December 31, 2019, which amounted to an effective tax rate (“ETR”) of 30.3%, compared with income tax expense of $0.5 million for the year ended December 31, 2018, which amounted to an ETR of 29.0%. The increase in our ETR for the year ended December 31, 2019 was primarily attributable to a change in the valuation allowance for certain state NOL carryforwards, higher state tax expenses and the geographic mix of our earnings in the U.S. and Germany. These increases were partially offset by windfall benefits associated with our stock-based compensation.

Comparison of Our Operating Results for the Years Ended December 31, 2018 and 2017

The following table sets forth our consolidated statements of operations for the years ended December 31, 2018 and 2017 and is used in the following discussions of our results of operations:

	Year Ended December 31,		Change From Prior Year
(in thousands)	2018	2017	($)%
Revenue	$178,613	$123,754	$54,859	44.3%
Operating costs and expenses:
Sales and marketing	32,086	20,356	11,730	57.6%
Product development and content	102,757	60,704	42,053	69.3%
General and administrative	21,094	19,550	1,544	7.9%
Depreciation and amortization	13,776	11,574	2,202	19.0%
Acquisition, restructuring and other	5,038	12,151	(7,113)	(58.5)%
Goodwill impairment	—	56,429	(56,429)	(100.0)%
Total operating costs and expenses	174,751	180,764	(6,013)	(3.3)%
Income (loss) from operations	3,862	(57,010)	60,872	(106.8)%
Other income (expense):
Interest income	24	6	18	300.0%
Interest expense	(2,322)	(860)	(1,462)	170.0%
Loss on disposal of assets	(95)	—	(95)	(100.0)%
Gain (loss) on foreign currency transactions	97	(33)	130	(393.9)%
Other items of income, net	44	9	35	388.9%
Total other expense	(2,252)	(878)	(1,374)	156.5%
Income (loss) before income tax expense	1,610	(57,888)	59,498	(102.8)%
Income tax expense	(467)	(6,704)	6,237	(93.0)%
Net income (loss)	$1,143	$(64,592)	$65,735	(101.8)%

Revenue

Our revenue was $178.6 million for the year ended December 31, 2018, which represented an increase of $54.9 million (or 44.3%) when compared with revenue of $123.8 million for the year ended December 31, 2017.

The following table sets forth our revenue disaggregated by revenue source for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017(1)
(in thousands)	$	%	$	%
User pay revenue:
Video	$39,282	22.0%	$1,927	1.6%
Subscription and other in-app products	68,048	38.1%	31,865	25.7%
Total user pay revenue	107,330	60.1%	33,792	27.3%
Advertising	71,283	39.9%	89,962	72.7%
Total revenue	$178,613	100.0%	$123,754	100.0%
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method for the adoption of Accounting Standards Codification Topic 606.

The increase in revenue for the year ended December 31, 2018 was primarily attributable to a $73.5 million increase in user pay revenue, which was partially offset by an $18.7 million decrease in advertising revenue. The overall increase in revenue was primarily attributable to our acquisitions of if(we) and LOVOO, which occurred in the second and fourth quarters of 2017, respectively. The increase in user pay revenue was primarily attributable to the increased adoption of Live on our MeetMe and Skout apps, where it was launched in 2017, and the launch of Live on our Tagged and LOVOO apps in 2018. The decrease in advertising revenue was primarily attributable to the decrease in CPM advertising rates.

Operating Costs and Expenses

•
Sales and Marketing: Sales and marketing expenses increased $11.7 million (or 57.6%) to $32.1 million for the year ended December 31, 2018, compared with sales and marketing expenses of $20.4 million for the year ended December 31, 2017. The increase in sales and marketing expenses for the year ended December 31, 2018, which included a full year of sales and marketing expenses for if(we) and LOVOO, was primarily attributable to $9.7 million of increased advertising expense to attract more users to our apps, $1.1 million of increased employee-related expense and $0.5 million of increased stock-based compensation expense. The increases in employee-related expense and stock-based compensation expense were primarily attributable to the if(we) and LOVOO acquisitions.

•
Product Development and Content: Product development and content expenses increased $42.1 million (or 69.3%) to $102.8 million for the year ended December 31, 2018, compared with product development and content expenses of $60.7 million for the year ended December 31, 2017. The increase in product development and content expenses for the year ended December 31, 2018, which included a full year of product development and content expenses for if(we) and LOVOO, was primarily attributable to an increase in variable mobile content expense of $33.6 million, $3.1 million of increased professional fees expense, $2.0 million of increased employee-related expense, $1.4 million of increased data center and technical operations expense, $0.8 million of increased safety and moderation expense and $0.8 million of increased stock-based compensation expense. The increase in variable mobile content expense was primarily attributable to the if(we) and LOVOO acquisitions, as well as the increased adoption and/or launch of Live on our apps. The increases in employee-related expense, data center and technical operations expense and stock-based compensation expense were primarily attributable to the if(we) and LOVOO acquisitions.

•
General and Administrative: General and administrative expenses increased $1.6 million (or 7.9%) to $21.1 million for the year ended December 31, 2018, compared with general and administrative expenses of $19.5 million for the year ended December 31, 2017. The increase in general and administrative expenses for the year ended December 31, 2018, which included a full year of general and administrative expenses for if(we) and LOVOO, was primarily attributable to an increase in employee-related expense of $1.5 million. The increase was primarily attributable to the LOVOO acquisition.

•
Depreciation and Amortization: Depreciation and amortization expense increased $2.2 million (or 19.0%) to $13.8 million for the year ended December 31, 2018, compared with depreciation and amortization expense of $11.6 million for the year ended December 31, 2017. The increase in depreciation and amortization expense for the year ended December 31, 2018 was primarily attributable to the amortization of intangible assets recognized in the if(we) and LOVOO acquisitions.

•
Acquisition, Restructuring and Other: Acquisition, restructuring and other expenses decreased $7.2 million (or 58.5%) to $5.0 million for the year ended December 31, 2018, compared with acquisition, restructuring and other expenses of $12.2 million for the year ended December 31, 2017. Acquisition, restructuring and other expenses included employee retention bonuses in connection with our acquisitions, transaction costs, including legal and diligence costs for acquisitions, employee-related restructuring costs, the accrual of the exit costs of non-cancellable leases and employee exit and relocation costs. The decrease in acquisition, restructuring and other expenses for the year ended December 31, 2018 was primarily attributable due to our acquisitions in 2017, which were not repeated in 2018.

•
Goodwill Impairment: In the fourth quarter of 2017, we determined a $56.4 million one-time, non-cash impairment charge was required for our U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower CPMs, which negatively affected our results and outlook. We believe this non-cash impairment charge does not impact our ability to generate cash flow in the future, and it is not tax deductible.

Interest Expense

Interest expense increased $1.4 million (or 169.9%) to $2.3 million for the year ended December 31, 2018, compared with interest expense of $0.9 million for the year ended December 31, 2017. The increase in interest expense for the year ended December 31, 2018 was primarily attributable to a higher average debt balance and higher effective interest rate.

Income Tax Expense

Income tax expense decreased $6.2 million (or 93.0%) to $0.5 million for the year ended December 31, 2018, which amounted to an ETR of 29.0%, compared with income tax expense of $6.7 million for the year ended December 31, 2017, which amounted to an ETR of 11.6%. The increase in our ETR for the year ended December 31, 2018 was primarily attributable to the geographic mix of our earnings in the U.S. and Germany, which was partially offset by an additional income tax benefit for the anticipated use of state NOLs and a reduction in the statutory U.S. federal tax rate. Our income tax expense for the year ended December 31, 2017 included the effects of the enactment of the Tax Act and included additional expense of $7.7 million for the remeasurement of our deferred tax assets at the new statutory U.S. federal tax rate of 21%, as well as a non-deductible goodwill impairment charge of $56.4 million.

Comparison of Our Stock-based Compensation Expense for the Years Ended December 31, 2019, 2018 and 2017

Stock-based compensation expense, included in our operating costs and expenses by category, increased $1.8 million (or 19.6%) to $11.1 million for the year ended December 31, 2019, compared with stock-based compensation expense of $9.3 million for the year ended December 31, 2018. Stock-based compensation expense represented 5.7% and 5.3% of operating costs and expenses for the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense increased $0.8 million (or 9.7%) to $9.3 million for the year ended December 31, 2018, compared with stock-based compensation expense of $8.5 million for the year ended December 31, 2017. Stock-based compensation expense represented 5.3% and 6.8% of operating costs and expenses (excluding our goodwill impairment charge) for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, there was $0.4 million, $13.2 million and $3.0 million of total unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average vesting period of 0.4 years, 1.8 years and 1.8 years for stock options, restricted stock awards (“RSAs”) and performance share units (“PSUs”), respectively.

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 as follows:

	For the Years Ended December 31,			2019 to 2018	2018 to 2017
(in thousands)	2019	2018	2017	Changes ($)	Changes ($)
Sales and marketing	$412	$904	$440	$(492)	$464
Product development and content	6,495	4,768	4,008	1,727	760
General and administrative	4,200	3,614	4,019	586	(405)
Total stock-based compensation expense	$11,107	$9,286	$8,467	$1,821	$819

The following table sets forth the composition of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Stock options	$1,389	$2,097	$3,377
RSAs	8,428	6,560	5,090
PSUs	1,290	629	—
Total stock-based compensation expense	$11,107	$9,286	$8,467

Liquidity and Capital Resources

Cash Flows

The following table sets forth the changes in our cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Net cash provided by operating activities	$37,616	$28,597	$31,273
Net cash used in investing activities	(13,323)	(2,507)	(128,004)
Net cash (used in) provided by financing activities	(25,314)	(22,409)	99,922
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	$(1,021)	$3,681	$3,191

Operating Activities

We received $37.6 million, $28.6 million and $31.3 million in cash flows from our operating activities for the years ended December 31, 2019, 2018 and 2017, respectively.

The $9.0 million increase in our operating cash inflows for the year ended December 31, 2019 was primarily attributable to our increased profitability over the year ended December 31, 2018.

The $2.7 million decrease in our operating cash inflows for the year ended December 31, 2018 was primarily attributable to lower working capital inflows, and the impact of non-cash tax expense for certain changes in our deferred tax assets resulting from the enactment of the Tax Act during the year ended December 31, 2017. These decreases were partially offset by increased profitability, as well as higher depreciation and amortization expense and stock-based compensation expense over the year ended December 31, 2017.

Investing Activities

We used $13.3 million, $2.5 million and $128.0 million in cash flows for our investing activities for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, our cash used for investing activities was primarily attributable to cash consideration payments of $11.8 million for the Initech Acquisition, and $1.5 million in purchases of property and equipment.

For the year ended December 31, 2018, our cash used for investing activities was fully attributable to $2.5 million in purchases of property and equipment.

For the year ended December 31, 2017, our cash used for investing activities was primarily attributable to cash consideration payments of $126.2 million, which is presented net of cash acquired of $28.9 million, for the if(we) and LOVOO acquisitions, and $1.8 million in purchases of property and equipment.

Financing Activities

We used $25.3 million and $22.4 million in cash flows for our financing activities for the years ended December 31, 2019 and 2018, respectively, and received $99.9 million in cash flows from our financing activities for the year ended December 31, 2017.

For the year ended December 31, 2019, our cash used for financing activities was primarily attributable to $22.5 million in purchases of our issued and outstanding common stock under our Share Repurchase Program, and the net repayment of any outstanding borrowings on our prior amended and restated credit agreement in connection with our August 2019 debt refinancing.

For the year ended December 31, 2018, our cash used for financing activities was primarily attributable to $19.3 million of debt repayments, and a $5.0 million payment of contingent consideration for the achievement of certain financial targets set in connection with the LOVOO Acquisition. These financing cash outflows were partially offset by $2.6 million in proceeds from the exercise of employee stock options for the year ended December 31, 2018.

For the year ended December 31, 2017, our cash received from financing activities was primarily attributable to $75.0 million in proceeds from the issuance of debt and $43.0 million in proceeds from the issuance of common stock to fund, in part, our acquisitions of if(we) and LOVOO. These financing cash inflows were partially offset by $18.8 million of debt repayments.

Cash and Cash Equivalents

The following table sets forth our cash and cash equivalents as a percentage of our total assets as of December 31, 2019 and December 31, 2018:

(in thousands)	2019	2018
Cash and cash equivalents	$27,241	$28,366
Total assets	$272,721	$271,253
Percentage of total assets	10.0%	10.5%

Our cash and cash equivalents are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in two large financial institutions.

As of December 31, 2019 and 2018, we had positive working capital of $23.6 million and $8.9 million, respectively. We define working capital as total current assets less total current liabilities as shown on our consolidated balance sheets.

Sources of Liquidity

Our primary sources of liquidity are cash generated from operations, available cash, receivables and borrowings under our credit facilities, which are described in further detail in “Note 10 — Debt” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report. We believe these sources are sufficient to fund our planned operations and to meet our contractual obligations. As of December 31, 2019, we had an outstanding balance of $34.1 million on our term loan facility. The weighted-average interest rate on our term loan facility as of December 31, 2019 was 3.76%. We also have a revolving credit facility with a borrowing capacity of $25.0 million, of which there were no outstanding borrowings as of December 31, 2019. Unused commitment fees on our revolving credit facility were 0.25% per annum as of December 31, 2019

Capital Expenditures

We have budgeted capital expenditures of $3.0 million for 2020, which we believe will support our growth of domestic and international business through increased capacity, performance improvement and expanded content.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations and contingent consideration arrangements, income taxes, the valuation of long-lived assets, including property and equipment, definite-lived intangible assets and goodwill and accounting for contingencies. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Our estimates are often based on complex judgments, probabilities and assumptions that we believe are reasonable but are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.

Our accounting policies and estimates are more fully described in “Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report.

We consider an accounting policy or estimate to be critical if the accounting policy or estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition, results of operations or cash flows.

The following sets forth our most critical accounting policies and estimates.

Business Combinations and Contingent Consideration Arrangements

We account for all business combinations at fair value and expense acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values as of the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date.

In connection with certain business combinations, we enter into agreements to transfer additional consideration based on the achievement of certain performance measures for a stated period after the acquisition date. We measure this contingent consideration at fair value as of the acquisition date and record such contingent consideration as a liability on our consolidated balance sheets. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in our consolidated statements of operations and comprehensive income (loss).

See “Note 2 — Acquisition” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report for further information related to our business combinations and contingent consideration arrangements.

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

We record deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we will not be able to realize our deferred tax assets in the future in excess of our net recorded amount, we will make an adjustment to the valuation allowance, which will increase the provision for income taxes.

See “Note 4 — Income Taxes” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report for further information related to our accounting for income taxes.

Long-lived Assets, Including Property and Equipment and Definite-lived Intangible Assets

Property and equipment is stated at cost, unless acquired in a business combination where such property and equipment is recorded at its acquisition-date fair value, and consists of servers, computer equipment, purchased software, office furniture and equipment and leasehold improvements. Depreciation is recorded using the straight-line method over the useful life of an asset, or at the lesser of the asset’s useful life or the lease term for a leasehold improvement.

Our definite-lived intangible assets consist of acquired trademarks, domain names, software for mobile apps and customer relationships and are initially recorded at their acquisition-date fair value. Amortization is recorded using an accelerated method based on projected revenue related to each asset over its respective estimated useful life.

Property and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an analysis is necessitated by the occurrence of a so-called “triggering event,” then we compare the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds its estimated expected undiscounted future cash flows, then we measure the amount of the impairment charge by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimates on the part of us. For the years ended December 31, 2019, 2018 and 2017, we did not recognize any impairment charges related to our property and equipment or our definite-lived intangible assets.

See “Note 5 — Property and Equipment, Net” and “Note 7 — Intangible Assets, Net” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report for further information related to our property and equipment and definite-lived intangible assets.

Goodwill

Goodwill reflects the cost of a business combination in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We perform our annual impairment test as of October 1st of a given calendar year, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value all assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

We have the option to first qualitatively assess whether it is more-likely-than-not that an impairment exists for one of our reporting units. Such qualitative factors include, but are not limited to, prevailing macroeconomic conditions, industry and market conditions, changes in costs, our financial performance and other entity-specific events and circumstances that impact our reporting units. When performing a quantitative test, we evaluate the recoverability of goodwill by estimating the fair value of our reporting units using multiple techniques, including an income-based approach using a discounted cash flows model, and a market-based approach using the guideline public company method and the guideline company transactions method. Based on a weighting of the results of these two techniques, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of our reporting units. If the fair value of a reporting unit is less than its carrying value, we would recognize the excess of the reporting unit’s carrying value over its fair value as an impairment charge, limited to the total amount of goodwill allocated to the reporting unit.

In the fourth quarter of 2017, we determined a $56.4 million one-time, non-cash impairment charge was required for our U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower CPMs, which negatively affected our results and outlook. We believe this non-cash impairment charge does not impact our ability to generate cash flow in the future, and it is not tax deductible. No such goodwill impairment charge was recognized for the years ended December 31, 2019 and 2018.

See “Note 8 — Goodwill” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report for further information related to our goodwill.

Contingencies

We accrue for contingencies when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters that are subject to change as events evolve and additional information becomes available.

See “Note 11 — Commitments and Contingencies” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report for further information related to our contingencies.

Contractual Obligations

Our principal commitments consist of obligations for finance and operating leases, cloud data storage and debt.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2019:

(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$7,930	$2,361	$3,436	$1,019	$1,114
Finance leases(2)	72	12	24	24	12
Cloud data storage(3)	14,320	5,248	7,925	1,147	—
Term loan facility	37,121	4,738	32,383	—	—
Interest on term loan facility(4)	2,996	1,238	1,758	—	—
Total contractual obligations	$62,439	$13,597	$45,526	$2,190	$1,126

(1)	The operating lease obligations relate to facilities and equipment we lease in the U.S. and Germany.

(2)	The finance lease obligations relate to office equipment we lease in Germany.

(3)	The cloud data storage obligations relate to Amazon Web Services and Google Cloud costs.

(4)	Includes principal and projected interest using our weighted average interest rate of 3.76% as of December 31, 2019.

Off-balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as Adjusted EBITDA (defined below), which is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income and cash flows from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and stockholders benefit from referring to Adjusted EBITDA (defined below) in planning, forecasting and analyzing future periods. We use this non-GAAP financial measure in evaluating our financial and operational decision-making and as a means to evaluate period to period comparison.

We define Adjusted EBITDA as net income (or loss) before interest expense, benefit from or provision for income taxes, depreciation and amortization expense, stock-based compensation expense, non-recurring acquisition, restructuring or other expenses, gain or loss on foreign currency transactions, gain or loss on sale or disposal of assets, bad debt expense outside the normal range and goodwill and long-lived asset impairment charges. We exclude stock-based compensation expense because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition-related costs, and other items of a non-operational nature that affect comparability. We recognize Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our net income (loss), which is the most comparable financial measure calculated in accordance with GAAP to Adjusted EBITDA. We believe providing this non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$11,334	$1,143	$(64,592)
Interest expense	1,301	2,322	860
Income tax expense	4,929	467	6,704
Depreciation and amortization expense	13,131	13,776	11,574
Stock-based compensation expense	11,107	9,286	8,467
Goodwill impairment	—	—	56,429
Acquisition, restructuring and other	414	5,038	12,151
(Gain) loss on disposal of assets	(41)	95	—
Loss (gain) on foreign currency transactions	51	(97)	33
Adjusted EBITDA	$42,226	$32,030	$31,626

Recent Accounting Pronouncements

For detailed information regarding recently-issued accounting pronouncements and their expected impacts on our consolidated financial statements, see “Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Annual Report.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2019 was held in insured depository accounts, of which $19.7 million exceeded insurance limits.

Interest rates on our term loan facility are variable in nature; however, we are party to two fixed-pay amortizing interest rate swaps having a combined remaining notional amount of $23.4 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the December 31, 2019 level, we would receive interest payments of less than $0.1 million in 2020, $0.1 million in 2021 and less than $0.1 million of net settlements on the fixed-pay amortizing interest rate swap.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE MEET GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Meet Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Meet Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of Accounting Standards Update No. 2016-02
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and its related amendments.

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
March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The Meet Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited The Meet Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 11, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 11, 2020

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(In thousands, except par value and share data)

	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$27,241	$28,366
Accounts receivable, net of allowance for bad debts of $269 and $384 as of December 31, 2019 and 2018, respectively	25,234	27,148
Prepaid expenses and other current assets	6,062	4,911
Total current assets	58,537	60,425
Deferred tax assets	16,233	19,049
Property and equipment, net	3,625	4,634
Operating lease right-of-use assets	7,034	—
Intangible assets, net	29,305	36,558
Goodwill	156,687	148,133
Other assets	1,300	2,454
Total assets	$272,721	$271,253
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,346	$9,071
Accrued liabilities	20,090	19,112
Current portion of long-term debt, net	3,500	18,567
Current portion of operating lease liabilities	2,081	—
Current portion of finance lease obligations	10	134
Deferred revenue	3,884	4,621
Total current liabilities	34,911	51,505
Long-term debt, net	30,375	18,088
Long-term operating lease liabilities	5,024	—
Long-term finance lease obligations	53	59
Long-term derivative liabilities	1,451	940
Deferred tax liabilities	2,773	3,400
Other liabilities	894	40
Total liabilities	75,481	74,032
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Series A junior participating preferred stock, $0.001 par value; authorized - 200,000 shares; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; authorized - 100,000,000 shares; 70,756,013 and 74,697,526 shares issued and outstanding as of December 31, 2019 and 2018, respectively	71	75
Additional paid-in capital	430,959	419,456
Accumulated deficit	(231,441)	(220,276)
Accumulated other comprehensive loss	(2,349)	(2,034)
Total stockholders’ equity	197,240	197,221
Total liabilities and stockholders’ equity	$272,721	$271,253

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except share and per share data)

	2019	2018	2017
Revenue	$211,701	$178,613	$123,754
Operating costs and expenses:
Sales and marketing	34,332	32,086	20,356
Product development and content	124,425	102,757	60,704
General and administrative	21,931	21,094	19,550
Depreciation and amortization	13,131	13,776	11,574
Acquisition, restructuring and other	414	5,038	12,151
Goodwill impairment	—	—	56,429
Total operating costs and expenses	194,233	174,751	180,764
Income (loss) from operations	17,468	3,862	(57,010)
Other income (expense):
Interest income	107	24	6
Interest expense	(1,301)	(2,322)	(860)
Gain (loss) on disposal of assets	41	(95)	—
(Loss) gain on foreign currency transactions	(51)	97	(33)
Other items of (expense) income, net	(1)	44	9
Total other expense	(1,205)	(2,252)	(878)
Income (loss) before income tax expense	16,263	1,610	(57,888)
Income tax expense	(4,929)	(467)	(6,704)
Net income (loss)	$11,334	$1,143	$(64,592)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.15	$0.02	$(0.94)
Diluted net income (loss) per share	$0.15	$0.02	$(0.94)

Weighted-average shares outstanding:
Basic	74,118,035	73,085,542	68,743,956
Diluted	76,921,420	75,616,439	68,743,956

Comprehensive income (loss):
Net income (loss)	$11,334	$1,143	$(64,592)
Other comprehensive income (loss):
Reclassification of (gain) loss on derivative financial instruments, net of tax of $505, $924 and $548, respectively	(1,125)	(2,059)	1,566
Unrealized gain (loss) on derivative financial instruments, net of tax of $563, $999 and $851, respectively	1,197	2,088	(2,303)
Foreign currency translation adjustment	(387)	(938)	(388)
Other comprehensive loss	(315)	(909)	(1,125)
Comprehensive income (loss)	$11,019	$234	$(65,717)

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	58,945,607	$59	$351,873	$(156,843)	$—	$195,089
Stock-based compensation expense	—	—	8,467	—	—	8,467
Exercise of stock options	2,080,648	2	2,815	—	—	2,817
Exercise of warrants	675,000	1	2,396	—	—	2,397
Issuance of common stock	9,200,000	9	42,986	—	—	42,995
Issuance of common stock for vested restricted stock awards	1,013,763	1	(1)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(507)	—	—	(507)
Other comprehensive loss	—	—	—	—	(1,125)	(1,125)
Net loss	—	—	—	(64,592)	—	(64,592)
Balance — December 31, 2017	71,915,018	72	408,029	(221,435)	(1,125)	185,541
Adoption of Accounting Standards Codification Topic 606	—	—	—	16	—	16
Stock-based compensation expense	—	—	9,286	—	—	9,286
Exercise of stock options	1,079,496	2	2,562	—	—	2,564
Issuance of common stock for vested restricted stock awards	1,591,662	1	(1)	—	—	—
Issuance of common stock for vested performance share units	111,350	—	—	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(420)	—	—	(420)
Other comprehensive loss	—	—	—	—	(909)	(909)
Net income	—	—	—	1,143	—	1,143
Balance — December 31, 2018	74,697,526	75	419,456	(220,276)	(2,034)	197,221
Stock-based compensation expense	—	—	11,107	—	—	11,107
Exercise of stock options	179,914	—	770	—	—	770
Issuance of common stock for vested restricted stock awards	1,616,142	2	(2)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(372)	—	—	(372)
Repurchase and retirement of common stock	(5,737,569)	(6)	—	(22,499)	—	(22,505)
Other comprehensive loss	—	—	—	—	(315)	(315)
Net income	—	—	—	11,334	—	11,334
Balance — December 31, 2019	70,756,013	$71	$430,959	$(231,441)	$(2,349)	$197,240

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,334	$1,143	$(64,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,131	13,776	11,574
Amortization of right-of-use assets	2,567	—	—
Goodwill impairment	—	—	56,429
Stock-based compensation expense	11,107	9,286	8,467
Deferred tax expense (benefit)	2,213	(130)	6,928
(Gain) loss on disposal of assets	(41)	95	—
Loss (gain) on foreign currency transactions	51	(97)	2
Bad debt expense	1,884	598	263
Non-cash interest expense	323	327	193
Changes in derivative financial instruments	—	28	—
Changes in contingent consideration obligations	1,059	—	103
Changes in operating assets and liabilities:
Accounts receivable	489	(1,519)	3,738
Prepaid expenses, other current assets and other assets	1,378	(2,773)	4,735
Accounts payable and accrued liabilities	(7,114)	7,495	1,881
Deferred revenue	(765)	368	1,552
Net cash provided by operating activities	37,616	28,597	31,273
Cash flows from investing activities:
Purchases of property and equipment	(1,515)	(2,507)	(1,798)
Acquisitions of businesses, net of cash acquired	(11,808)	—	(126,206)
Net cash used in investing activities	(13,323)	(2,507)	(128,004)
Cash flows from financing activities:
Proceeds from exercise of stock options	770	2,562	2,815
Proceeds from issuance of common stock	—	—	42,995
Proceeds from exercise of warrants	—	—	2,396
Repurchases of common stock	(22,505)	—	—
Payments of finance leases	(191)	(241)	(324)
Proceeds from revolving loan	7,000	—	—
Proceeds from term loan, net	34,907	—	75,000
Payments for restricted stock awards withheld for taxes	(372)	(420)	(507)
Payments of loan origination costs	(108)	—	(806)
Payments of revolving loan	(7,000)	—	—
Payments of contingent consideration	—	(5,000)	(2,897)
Payments of term loan	(37,815)	(19,310)	(18,750)
Net cash (used in) provided by financing activities	(25,314)	(22,409)	99,922
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	(1,021)	3,681	3,191
Effect of foreign currency exchange rate	(104)	(368)	(384)
Net (decrease) increase in cash and cash equivalents	(1,125)	3,313	2,807
Cash and cash equivalents at beginning of period	28,366	25,053	22,246
Cash and cash equivalents at end of period	$27,241	$28,366	$25,053
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,027	$1,971	$645
Cash paid for income taxes	$2,723	$—	$—

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The Meet Group, Inc. (“Company,” or “The Meet Group”) is a leading provider of interactive live-streaming solutions. The Company leverages a powerful Live video platform (“Live”), empowering its global community to forge meaningful connections. The Company’s primary applications (“apps”) are MeetMe®, LOVOO®, Skout®, Tagged® and Growlr®.

The Company operates location-based social networks for meeting new people — primarily on mobile platforms, including on iPhone, Android, iPad and other tablets — that facilitate interactions among users and encourage users to connect, communicate and engage with each other.

The Company also offers online marketing capabilities, which enable marketers to display their advertisements on its apps.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the date of the consolidated financial statements.

The consolidated financial statements include the accounts of The Meet Group and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations and contingent consideration arrangements, income taxes, the valuation of long-lived assets, including property and equipment, definite-lived intangible assets and goodwill and accounting for contingencies. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes are reasonable but are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

In 2019, the Company started to take breakage on its video broadcaster rewards using historical levels of activity of its video broadcasters and their corresponding video broadcaster reward balances. Based on this analysis, the Company reduced its accrual for video broadcaster rewards by $4.4 million. This reduction of expense is recognized in product development and content expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. The Company will continue to regularly evaluate the likelihood of a user redeeming their video broadcaster rewards and adjust its estimates for breakage accordingly.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company corrected a prior period error related to the presentation of its deferred tax assets and liabilities by tax jurisdiction as of December 31, 2019. Accordingly, the Company’s consolidated balance sheet as of December 31, 2018 has been reclassified to conform to the current period presentation and now reflects a deferred tax asset of $19.0 million, primarily attributable to its U.S. federal income tax jurisdiction, and a deferred tax liability of $3.4 million, primarily attributable to its German federal income tax jurisdiction, whereas such amounts were previously presented as a deferred tax asset of $15.6 million. The presentation adjustment was not material to the Company’s consolidated financial statements as of December 31, 2018, or for any interim periods within the years ended December 31, 2019 and 2018.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which, was not material to the Company’s consolidated financial statements for any of the periods presented, or for any interim periods within those years.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable and Allowance for Bad Debts

The Company extends credit on a non-collateralized basis to both U.S. and international customers. The Company extends credit to customers in the normal course of business and maintains an allowance for bad debts resulting from the inability or unwillingness of its customers to make their required payments. Management determines the allowance for bad debts based on an analysis of the Company’s historical collections trends, as well as an understanding of its customers’ financial conditions, credit histories and current economic conditions. Accounts receivable are written-off when management determines they are uncollectible.

The following table sets forth the activity in the Company’s allowance for bad debts for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of the Period
Allowance for Bad Debts:
Year Ended December 31, 2019	$384	$1,800	$(1,915)	$269
Year Ended December 31, 2018	$528	$194	$(338)	$384
Year Ended December 31, 2017	$283	$304	$(59)	$528

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company invests its excess cash in high-quality, liquid money market funds maintained by major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents, including its money market funds.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does not have a significant history of material losses from uncollectible accounts. Three customers, all of which were advertising aggregators or payment processors representing thousands of advertisers, comprised 42% and 36% of accounts receivable as of December 31, 2019 and 2018, respectively.

The Company does not expect its current or future credit risk exposure to have a significant impact on its operations. However, there can be no assurances that the Company’s business will not experience any adverse impact from credit risk in the future.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records deferred tax assets to the extent it believes these assets will more-likely-than-not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it will not be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company will make an adjustment to the valuation allowance, which will increase the provision for income taxes.

For every tax-paying component and within each tax jurisdiction, all deferred tax assets and liabilities are offset and presented as a single net non-current asset or liability.

The Company’s income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more-likely-than-not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act included new U.S. tax base erosion provisions called Global Intangible Low-taxed Income (“GILTI”). The GILTI provisions require the Company to include on its U.S. income tax return a foreign subsidiary’s earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company elected to account for tax expenses associated with the GILTI provisions in the period in which the expenses are incurred.

Property and Equipment, Net

Property and equipment is stated at cost, less accumulated depreciation and amortization. Property and equipment acquired in a business combination is stated at its acquisition-date fair value, less accumulated depreciation and amortization. The costs of improvements that extend the life of property and equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. When a capitalized asset is retired or sold, the cost and related accumulated depreciation or amortization is removed from the consolidated balance sheets and any gain or loss is reflected in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Depreciation is recorded using the straight-line method over the estimated useful life of an asset as follows:

	Years
Servers, computer equipment and software	1	to	3
Office furniture and equipment	3	to	5
Leasehold improvements	1	to	10

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed-lease payments over the lease term. ROU assets also include any advanced lease payments and exclude any lease incentives. As most of the Company’s operating leases do not provide an implicit rate, it uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed-lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Intangible Assets, Net

Intangible assets consist of acquired trademarks, domain names, software for mobile apps and customer relationships and are initially recorded at their acquisition-date fair value.

Amortization is recorded using an accelerated method based on projected revenue related to each asset over its respective estimated useful life as follows:

	Years
Trademarks	5	to	10
Domain names	5	to	10
Software	1	to	5
Customer relationships	1	to	10

Impairment of Long-lived Assets, Including Property and Equipment and Definite-lived Intangible Assets

Property and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an analysis is necessitated by the occurrence of a so-called “triggering event,” then the Company compares the carrying amount of the asset with the estimated future undiscounted cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then the Company measures the amount of the impairment charge by comparing the carrying amount of the asset with its estimated fair value. Such analyses necessarily involve significant judgments and estimates on the part of the Company.

Goodwill

Goodwill reflects the cost of a business combination in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company performs its annual impairment test as of October 1st of a given calendar year, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.

Accounting for business combinations requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of the consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value all assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill

The Company has the option to first qualitatively assess whether it is more-likely-than-not that an impairment exists for one of its reporting units. Such qualitative factors include, but are not limited to, prevailing macroeconomic conditions, industry and market conditions, changes in costs, the Company’s financial performance and other entity-specific events and circumstances that impact its reporting units. When performing a quantitative test, the Company evaluates the recovery of goodwill by estimating the fair value of its reporting units using multiple techniques, including an income-based approach using a discounted cash flows model, and a market-based approach using the guideline public company method and the guideline company transactions method. Based on a weighting of the results of these two techniques, a conclusion of fair value is estimated. The fair value is then compared to the carrying value of the Company’s reporting units. If the fair value of a reporting unit is less than its carrying value, the Company would recognize the excess of the reporting unit’s carrying value over its fair value as an impairment charge, limited to the total amount of goodwill allocated to the reporting unit.

Contingencies

The Company accrues for contingencies when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Stock-Based Compensation Expense

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted- average assumptions. Expected volatility is based on the historical volatility of the Company’s common stock. The Company has elected to use the simplified method to estimate the expected term of stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of restricted stock awards (“RSAs”) is determined using the fair value of the Company’s common stock on the date of grant.

The fair value of performance share units (“PSUs”) is estimated using a Monte-Carlo simulation model utilizing several key assumptions including expected Company and Russell 2000 Peer Group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features.

The Company accounts for forfeitures as they occur. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Derivative Financial Instruments

The Company records all derivative financial instruments on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average periodic rates of exchange for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity on the consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions are included in other income (expense) in the Company’s consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to the customer in an amount that the Company expects to be entitled in exchange for the good or service. Revenue excludes amounts collected by the Company on behalf of third parties, such as sales and use taxes.

User Pay Revenue

User pay revenue is earned from in-app purchase products and subscriptions sold to mobile app and web users. The Company offers in-app products such as Credits, Points, Gold, Icebreakers, Flash! And Shout! (collectively, “In-App Products”). Users purchase the In-App Products to exchange for the Company’s virtual gifts. The Company defines video revenue as In-App Products consumed through Live, which is classified as a component of user pay revenue.

In-App Products allow users to engage with other users on its apps. They can also put users in the spotlight, helping them get more attention from the community in order to meet more people faster. Platform users do not own the In-App Products, but have a limited right to use the In-App Products on virtual products offered for sale on the Company’s platforms. In-App Products may be used to purchase virtual gifts for other users. These virtual gifts are received by other users and converted into Diamonds. Diamonds represent an intermediary currency that the Company manages. Diamonds can either be converted back into credits or may be used to claim rewards, including in some instances cash rewards. The In-App Products are not transferable, cannot be sold or exchanged outside of the Company’s platforms, are not redeemable for any sum of money, cannot be gifted to other users and can only be used on the Company’s platforms.

In-App Products purchases are satisfied by standing ready to allow the Company’s app users to exchange their purchased In-App Products for virtual products, which represents the Company’s sole performance obligation for In-App Products purchases customers. The consideration received for these services is fixed at the time of purchase, and the customer simultaneously receives and consumes the benefits of user pay features as the Company performs these services. The In-App Products are recorded in deferred revenue when purchased and recognized as revenue over time when: (i) the In-App Products are used by the customer; or (ii) the Company determines the likelihood of the In-App Products being redeemed by the customer is remote and there is not a legal obligation to remit the unredeemed In-App Products to the relevant jurisdiction. As it relates to the latter, revenue is recognized based upon Company-specific historical redemption patterns and is recognized on a pro-rata basis over a three-month period (life of the user) beginning at the date of the sale.

Subscriptions provide customers with premium access to the Company’s apps over the subscription term and include credits on MeetMe+. Subscriptions represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (daily), which is considered a single performance obligation that is recognized in user pay revenue over the period of time that a customer is granted continuous access to their purchased subscription. Payments for subscriptions are recorded as deferred revenue when purchased by a customer, and are subsequently recognized as user pay revenue when the Company’s respective performance obligations are satisfied.

Advertising Revenue

Advertising revenue is comprised of mobile and web advertising. Within each revenue stream, the Company has one performance obligation to publish advertisements as specified by the respective contracts. The amount of consideration the Company expects to receive for the services is variable based on the volume of advertisement impressions. The Company does not offer any discounts or free impressions, and does not have a significant history of material losses from uncollectible accounts.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also recognizes revenue from cross-platform/Social Theater and cost-per-action (“CPA”) offers. Each of these revenue streams has one performance obligation. For cross-platform/Social Theater contracts, the consideration promised is fixed per advertising campaign and term and required services to be delivered. However, the monthly revenue could vary depending on the actual delivery of impressions throughout the contract term. These contracts are typically based on cost per thousand (“CPM”) rates and number of impressions served due to traffic volume and the specific advertising campaign. For CPA offers, the consideration promised is variable based on a revenue share rate, and/or based on the number of actions delivered per the agreement. Accordingly, the Company recognizes all actual advertising revenue from impressions or actions delivered on a monthly basis rather than estimating revenue at the beginning of the period, due to the fact that such amounts are largely beyond the Company’s control and subject to considerable variability, which makes the transaction price inherently difficult to estimate. The Company has determined that the performance obligation under its advertising revenue streams is recognized over time utilizing the right to invoice practical expedient as customers simultaneously consume and receive benefits of the advertisement impressions.

The Company has transactions with several partners that qualify for principal-agent considerations. The Company recognizes revenue, net of amounts retained by the third-party partners, pursuant to revenue-sharing agreements with advertising networks. The form of the agreements is such that the Company provides services in exchange for a fee. The Company determines only the fee for providing its services to advertising agencies and has no latitude in establishing prices with third-party advertisers.

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

Advertising Expense

Costs for advertising are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expense was $27.6 million, $25.6 million and $15.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Product Development and Content Expenses

Product development and content expenses, including costs incurred in the classification and organization of listings within the Company’s websites, salaries, benefits, stock-based compensation, utility charges, occupancy and support fees for offsite technology infrastructure, bandwidth and content delivery fees, broadcaster rewards, app store fees and development and maintenance costs, are charged to expense as incurred.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted- average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and common stock equivalents outstanding, calculated using the treasury stock method for options, RSAs and unvested in-the-money PSUs using the average market price during the period.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) consists of reclassifications of gains or losses on derivative financial instruments, unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments, which are added to net income (loss) to compute total comprehensive income (loss).

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the exit price, or the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy to prioritize the valuation inputs used to measure fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

The following sets forth the three-tier fair value hierarchy the Company uses to measure the fair values of its assets and liabilities:

•	Level 1: Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2: Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The Company and its CEO view the Company’s operations and manage its business as two operating segments, which are aggregated together as one reportable segment.

Recently-issued Accounting Standards

Recently-adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The new standard establishes the ROU model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 was effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, and early adoption was permitted. A modified retrospective transition approach was an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) (“ASU No. 2018-11”), which added an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption.

The Company adopted ASU No. 2016-02 as of January 1, 2019, using the transition method per ASU No. 2018-11. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC Topic 840”), and no retrospective adjustments were made to the comparative periods presented. Finance leases were not impacted by the adoption of the new standard, as finance lease liabilities and the corresponding ROU assets were already recorded in the Company’s consolidated balance sheets under the previous guidance, ASC Topic 840.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected the package of practical expedients permitted under the new standard, which, among other things, allowed the Company to not reassess the lease classification, the lease identification and the initial direct costs for any existing leases. Further, as permitted by the standard, the Company made an accounting policy election not to record ROU assets or lease liabilities for leases with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. Upon adoption on January 1, 2019, this standard resulted in the recognition of additional assets of $3.2 million and liabilities of $3.3 million on the Company’s consolidated balance sheets. The new standard did not have a material impact on the Company’s results of operations or cash flows.

Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements, which includes, but is not limited to, a review of its existing financial instruments and business processes and controls to facilitate the Company’s ability to meet any new accounting and/or disclosure requirements upon adoption in the first quarter of 2020. The Company is still evaluating the impacts of ASU No. 2016-13 on its financial position, results of operation and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). This standard removes, modifies and makes certain additions to the disclosure requirements on fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements, including any changes to disclosure requirements.

Note 2 — Acquisition

Initech, LLC

On March 5, 2019, the Company acquired 100% of the issued and outstanding units of Initech, LLC (“Initech”), a privately-held company that owned and operated Growlr — a leading same-sex social app — for cash consideration of $11.8 million, plus an earnout of up to $2.0 million (“Initech Acquisition”). The Initech Acquisition was funded by $4.8 million of cash on hand and a draw of $7.0 million from the Company’s then-existing revolving credit facility. The earnout of $2.0 million is to be paid in annual $1.0 million installments over the next two years on the anniversary date of the acquisition if certain revenue metrics are achieved in each year. The Company expects goodwill to be fully deductible for U.S. federal income tax purposes, due to the fact the Company elected to treat the Initech Acquisition as an asset acquisition under the relevant sections of the Internal Revenue Code (“IRC”).

The following table sets forth the acquisition-date fair value of the consideration transferred for the Initech Acquisition:

(in thousands)	March 5, 2019
Cash consideration (1)	$11,808
Contingent consideration	1,718
Total consideration	$13,526

(1)	Cash consideration includes a $1.0 million escrow payment to be paid out 18 months from the acquisition date.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the purchase price allocation for the Initech Acquisition, which was finalized in the fourth quarter of 2019:

(in thousands)	March 5, 2019
Accounts receivable	$545
Intangible assets	3,480
Accrued expenses and other current liabilities	(10)
Deferred revenue	(102)
Net assets acquired	3,913
Goodwill	9,613
Total consideration	$13,526

The following table sets forth the amounts assigned to the identifiable intangible assets for the Initech Acquisition as of the acquisition date:

(in thousands)	Fair Value	Weighted-average Amortization Period (Years)
Trademarks	$1,200	10.0
Software	865	3.0
Customer relationships	1,415	3.6
Total identifiable intangible assets	$3,480	5.7

The fair value of the Growlr trademarks was determined using an income approach and is classified as a Level 3 fair value measurement within the fair value hierarchy. The fair value of software acquired, which represents the primary platform on which the Growlr app operates, was determined using a cost approach and is classified as a Level 3 fair value measurement within the fair value hierarchy. The fair value of customer relationships was determined using an excess earnings approach and is classified as a Level 3 fair value measurement within the fair value hierarchy.

The operating results of Initech for the period from March 5, 2019 to December 31, 2019 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. Initech contributed revenue of $3.2 million and net income of $1.3 million for the year ended December 31, 2019. The Company also incurred a total of $0.3 million in transaction costs in connection with the Initech Acquisition for the year ended December 31, 2019, which is included in acquisition, restructuring and other expenses in the consolidated statements of operations and comprehensive income (loss).

Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated financial information has been prepared to illustrate the effects of the Initech Acquisition as if the acquisition had occurred on January 1, 2018, and is presented for informational purposes only, and is not necessary reflective of what would have occurred if the Initech Acquisition had been made as of that date

The following table sets forth the pro forma consolidated financial information for the Initech Acquisition for the years ended December 31, 2019 and 2018:

(in thousands, except per share data)	2019	2018
Revenue	$213,175	$183,475
Net income	$12,057	$2,380
Basic net income per share	$0.16	$0.03
Diluted net income per share	$0.16	$0.03

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Contingent Consideration

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability for the Initech Acquisition:

(in thousands)	Contingent Consideration
Balance as of March 5, 2019	$—
Amounts acquired	1,718
Accretion	159
Fair value adjustment	(983)
Balance as of December 31, 2019	$894

The Company’s contingent consideration liability represents its contingent performance obligations related to the Initech Acquisition and is measured at fair value, using the income approach with assumed discount rates and payment probabilities. These assumptions are based on unobservable inputs in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of the Company’s contingent consideration liability is recognized within other long-term liabilities on its consolidated balance sheet as of December 31, 2019 and any changes therein are recognized within acquisition, restructuring and other expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

Note 3 — Prepaid Expenses and Other Current Assets

The following table sets forth the composition of prepaid expenses and other current assets as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Value-added tax and income tax receivables	$1,312	$645
Fair value of derivative assets	583	919
Prepaid insurance	659	651
Prepaid support contracts	443	547
Prepaid service providers	1,765	1,638
Prepaid advertising	680	102
Other prepaid expenses and other current assets	620	409
Total prepaid expenses and other current assets	$6,062	$4,911

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Income Taxes

Income Tax Expense

The following table sets forth the composition of the Company’s income tax expense for years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
U.S. federal:
Current	$—	$82	$(21)
Deferred	(1,967)	(473)	(6,637)
Total U.S. federal	(1,967)	(391)	(6,658)
U.S. state:
Current	(121)	(47)	32
Deferred	(895)	1,223	74
Total U.S. state	(1,016)	1,176	106
Foreign:
Current	(2,657)	(1,212)	(293)
Deferred	711	(40)	141
Total foreign	(1,946)	(1,252)	(152)
Total income tax expense	$(4,929)	$(467)	$(6,704)

Deferred Tax Assets and Liabilities

The following table sets forth the composition of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$12,265	$16,835
Stock options and warrants	3,990	3,125
U.S. federal and state income tax credits	5,508	5,473
Accrued liabilities and other reserves	2,316	1,189
Other comprehensive income	146	206
Total deferred tax assets	24,225	26,828
Valuation allowance	(2,890)	(2,299)
Deferred tax assets, net of valuation allowance	$21,335	$24,529
Deferred tax liabilities:
Property and equipment	$(985)	$(68)
Amortization of intangible assets	(6,863)	(8,707)
Other	(27)	(105)
Total deferred tax liabilities	$(7,875)	$(8,880)

The Company’s deferred tax assets as of December 31, 2019 and 2018 are principally the result of U.S. federal net operating loss carryforwards (“NOLs”) of $42.5 million and $63.1 million, respectively, and various U.S. state NOLs of $47.7 million and $49.1 million, respectively, which substantially begin to expire in 2027 through 2037. The Company’s NOLs as of December 31, 2019 included $16.5 million of NOLs from its acquisition of Skout, Inc. (“Skout”) in 2016 and $1.1 million from its acquisition of Ifwe, Inc. (“if(we)”) in 2017, on which the Company performed an IRC Section 382 study that concluded $1.4 million of a total $18.0 million in Skout NOLs and $3.9 million of a total $4.9 million in if(we) NOLs would be unusable due to the annual limitation. Previously, the Company had completed an IRC Section 382 study to determine its annual limitations on the usability of its NOLs due to historical changes in ownership. The amount of U.S. federal NOLs as of December 31, 2019 disclosed above does not include $63.3 million of NOLs that are expected to expire unutilized pursuant to the IRC Section 382 study.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2019, the Company has achieved three years of cumulative adjusted pre-tax income in the U.S. federal and state tax jurisdictions. The Company has determined there is sufficient positive evidence to conclude it is more-likely-than-not that its deferred tax assets, before valuation allowance, of $24.2 million are realizable, except for certain Florida NOLs and Pennsylvania NOLs, which are limited to 40% of taxable income. Upon its acquisition of if(we), the Company determined that a valuation allowance was required for certain of if(we)’s California NOLs and other credit carryforwards that were not more-likely-than-not to be realized.

The Company believes it is more-likely-than-not that the foreign deferred tax assets are realizable due to reversing deferred tax liabilities.

Effective Tax Rate Reconciliation

The following table sets forth a reconciliation of the Company’s income tax expense computed at the U.S. federal statutory income tax rate of 21.0% to the income tax expense reflected in its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
U.S. federal income tax (expense) benefit at statutory rate	$(3,415)	$(340)	$20,261
U.S. state income taxes, net of federal benefit (expense)	(209)	54	21
Effect of rates different than the U.S. federal statutory income tax rate	(700)	(466)	311
Goodwill impairment	—	—	(19,750)
Windfall tax benefit (deficiency)	160	(263)	2,155
Transaction costs	—	—	(819)
Executive compensation limitation	(115)	(100)	(283)
Non-deductible expenses	(53)	(62)	(825)
Stock-based compensation forfeitures and other	—	—	(562)
Rate change	—	(103)	(7,672)
Dissolution of foreign entity	—	—	1,125
Repatriation tax	—	82	(82)
Change in valuation allowance	(591)	212	(731)
GILTI	(9)	(251)	—
Additional U.S. state NOLs	—	765	—
Other	3	5	147
Total income tax expense	$(4,929)	$(467)	$(6,704)

Uncertain Tax Positions

The Company has analyzed its tax positions in all jurisdictions where it is required to file an income tax return and the Company has not recognized a benefit for uncertain tax positions. With respect to the acquisition of if(we), a liability for an uncertain tax position was established in the amount of $2.0 million. If the unrecognized tax benefit is recognized, it will impact the effective tax rate of the Company. All of the uncertain tax position has been recorded as a reduction to the related deferred tax asset for the credit carryforwards for all periods since the acquisition of if(we). The total amount of unrecognized tax benefit is not expected to increase or decrease within 12 months of the reporting date.

The following table sets forth a tabular reconciliation of the Company’s unrecognized tax benefit as of December 31, 2019:

(in thousands)	2019
Unrecognized tax benefit as of January 1	$2,030
Gross increases	—
Unrecognized tax benefit as of December 31	$2,030

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

Other Matters

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. federal and state or foreign tax authorities to the extent utilized in a future period.

The Company does not expect to repatriate any earnings in foreign subsidiaries, and therefore no accrual for withholding or other taxes has been made. The Company will continue to monitor any excess financial reporting amounts over tax basis in its investments in foreign subsidiaries that may arise in future periods, and withholding taxes or other taxes would be recorded for any amounts not considered permanently reinvested, if applicable.

Note 5 — Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment, net as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Servers, computer equipment and software	$14,901	$13,656
Office furniture and equipment	863	575
Leasehold improvements	671	646
Total property and equipment	16,435	14,877
Less: Accumulated depreciation	(12,810)	(10,243)
Total property and equipment, net	$3,625	$4,634

Depreciation expense was $2.6 million, $2.3 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 6 — Leases

The Company has operating leases for its operating facilities, data center storage facilities and certain data storage equipment in the U.S. and Germany, and finance leases for certain data centers, printers and other furniture in its German offices. The Company's lease terms include options to extend or terminate the lease and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

The following table sets forth the Company’s lease costs for the year ended December 31, 2019:

(in thousands)	2019
Lease costs:
Operating lease cost(1)	$2,735

Finance lease cost:
Depreciation expense	$2
Interest on lease liabilities	5
Total finance lease cost	$7

(1)	Short-term lease costs were immaterial.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the supplemental cash flow information for the Company’s leases for the year ended December 31, 2019:

(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,705
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$191

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,864

The following table sets forth the Company’s aggregate future lease payments for operating and finance leases as of December 31, 2019:

(in thousands)	Operating Leases	Finance Leases
Years Ending December 31,
2020	$2,361	$12
2021	2,383	12
2022	1,053	12
2023	528	12
2024	491	12
Thereafter	1,114	12
Total minimum lease payments	7,930	72
Less: Amount representing interest	825	9
Total present value of minimum payments	7,105	63
Less: Current portion	2,081	10
Total long-term obligations	$5,024	$53

The following table sets forth the Company’s weighted-average remaining lease terms and discount rates as of December 31, 2019:

2019
Weighted-average remaining lease terms (years):
Operating leases	4.46
Finance leases	5.75

Weighted-average discount rates:
Operating leases	4.44%
Finance leases	3.06%

Note 7 — Intangible Assets, Net

The following table sets forth the composition of the Company’s intangible assets, net as of December 31, 2019 and 2018:

	2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,602	$(17,423)	$18,179
Customer relationships	15,248	(10,081)	5,167
Software	19,561	(13,602)	5,959
Total intangible assets. net	$70,411	$(41,106)	$29,305

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$34,637	$(13,407)	$21,230
Customer relationships	13,901	(7,130)	6,771
Software	18,722	(10,165)	8,557
Total intangible assets. net	$67,260	$(30,702)	$36,558

Amortization expense was $10.5 million, $11.5 million and $9.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the Company’s annual future amortization expense on intangible assets for the next five years and thereafter as of December 31, 2019:

(in thousands)	Amortization
Year ending December 31,	Expense
2020	$8,557
2021	7,087
2022	4,146
2023	2,746
2024	2,181
Thereafter	4,588
Total amortization expense	$29,305

Note 8 — Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2019 and 2018:

(in thousands)	Goodwill
Balance as of January 1, 2018	$150,694
Foreign currency translation adjustments	(2,561)
Balance as of December 31, 2018	148,133
Goodwill acquired from the Initech Acquisition	9,613
Foreign currency translation adjustments	(1,059)
Balance as of December 31, 2019	$156,687

The Company completed its annual impairment tests as of October 1, 2019 and 2018. Based on these goodwill impairment tests, all reporting units’ fair values were in excess of their respective carrying values. Accordingly, no impairment charges were recognized for the years ended December 31, 2019 and 2018.

In the fourth quarter of 2017, the Company determined a $56.4 million one-time, non-cash impairment charge was required for its U.S. reporting unit, due predominantly to the market-driven impacts on advertising revenue resulting from lower CPMs, which negatively affected the Company’s results and outlook. The Company believes this non-cash impairment charge does not impact its ability to generate cash flow in the future and it is not tax deductible. The Company classifies its annual goodwill impairment test as a non-recurring Level 3 measurement within the fair value hierarchy.

The total amount of accumulated impairment loss on the Company's goodwill as of December 31, 2019 was $56.4 million.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 —Accrued Liabilities

The following table sets forth the composition of the Company’s accrued liabilities as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Accrued broadcaster fees, net of breakage	$5,350	$5,039
Accrued professional fees	1,889	955
Accrued employee-related costs	4,803	6,226
Accrued service providers	940	439
Accrued advertising	2,315	2,181
Accrued current tax payable	1,209	1,662
Accrued value-added, sales, use and other taxes	1,472	1,030
Other accrued expenses	2,112	1,580
Total accrued liabilities	$20,090	$19,112

Note 10 — Debt

The following table sets forth the composition of the Company’s debt as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Term loan facility	$34,125	$36,940
Less: Debt discount, net	(192)	(152)
Less: Debt issuance costs, net	(58)	(133)
Net carrying amount	33,875	36,655
Less: Current portion	3,500	18,567
Long-term debt, net	$30,375	$18,088

The outstanding balances of the Company’s term loan facilities (discussed below) as of December 31, 2019 and December 31, 2018 approximate fair value due to the variable market interest rates and relatively short maturities associated with them. As of December 31, 2019 and 2018, the Company did not have an outstanding balance on its revolving credit facilities (discussed below).

Credit Facilities

On September 18, 2017, the Company entered into an amended and restated credit agreement that provided for a $20.0 million revolving credit facility (“Prior Revolving Credit Facility”) and a $60.0 million delayed-draw term loan facility, which was drawn in full on October 18, 2017 to partially fund its acquisition of LOVOO GmbH (“LOVOO”) (“Prior Term Loan Facility,” and collectively, “Prior Credit Facilities”). The Prior Credit Facilities were amended several times since issuance and were scheduled to mature on September 18, 2020.

Principal payments on the Prior Term Loan Facility amounted to $3.8 million per quarter, and outstanding borrowings on the Prior Credit Facilities bore a variable interest rate, at the Company’s election, of either (i) the base rate, as defined, plus an applicable margin, or (ii) the London Inter-bank Offered Rate (“LIBO Rate”), plus an applicable margin. The applicable margin was based on the Company’s total leverage ratio, as defined, and ranged from 1.25% to 2.25% for base rate loans and from 2.25% to 3.25% for LIBO Rate loans. Unused commitment fees on the Prior Revolving Credit Facility were assessed at a rate of 0.35% per annum. The Company was also required in certain circumstances to use its excess cash flow, as defined, to prepay its obligations under the Prior Credit Facilities. The Prior Credit Facilities were guaranteed and secured by all of the assets of the Company and its domestic subsidiaries, subject to the certain exceptions and exclusions set forth in the amended and restated credit agreement.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 29, 2019, the Company entered into a credit agreement that provides for a $25.0 million revolving credit facility (“New Revolving Credit Facility”) and a $35.0 million term loan facility (“New Term Loan Facility”) (collectively, “New Credit Facilities”). Proceeds from the New Term Loan Facility were used to pay, in full, the Company’s outstanding obligations under the Prior Credit Facilities in the amount of $32.9 million, which included $7.0 million in draws under the Prior Revolving Credit Facility to partially fund the Initech Acquisition. The remaining proceeds under the New Term Loan Facility are available for general corporate purposes. Future draws on the New Revolving Credit Facility are available to fund the Company’s working capital needs or for general corporate purposes. The New Credit Facilities will mature on August 29, 2022, and are subject to mandatory prepayment with 100% of the net cash proceeds from the Company’s issuance of debt or equity, as well as certain other circumstances, subject to the exceptions and limitations set forth in the credit agreement.

Principal payments on the New Term Loan Facility amount to $0.9 million and are due quarterly. Outstanding borrowings on the New Credit Facilities bear a variable interest rate, at the Company’s election, of either (i) the base rate, as defined, plus an applicable margin, or (ii) the LIBO Rate, plus an applicable margin. The applicable margin is based on the Company’s total leverage ratio, as defined, and ranges from 0.75% to 2.00% for base rate loans and from 1.75% to 3.00% for LIBO Rate loans. Unused commitment fees on the New Revolving Credit Facility are assessed at a rate that ranges from 0.25% to 0.40% per annum, based on the Company’s total leverage ratio. For the period ended December 31, 2019, the weighted-average interest rate on the New Term Loan Facility amounted to 3.76%, and the unused commitment fee on the New Revolving Credit Facility was 0.25%. There were no outstanding borrowings under the New Revolving Credit Facility as of December 31, 2019.

The New Credit Facilities are guaranteed and secured by all of the assets of the current and future domestic subsidiaries of the Company, subject to the certain exceptions and exclusions set forth in the credit agreement. The credit agreement contains customary representations and warranties and events of default, as well as certain affirmative and negative covenants, which include, but are not limited to, restrictions on the Company’s and its domestic subsidiaries’ abilities to incur indebtedness, create liens, merge or consolidate, make dispositions, make restricted payments, such as those for dividends, distributions and share repurchases, make investments, prepay other indebtedness, enter into transactions with affiliates, enter into burdensome agreements and/or make other changes in its business, subject to the exceptions and limitations set forth therein. The Company is also required to meet certain financial covenants, including: (i) a total leverage ratio, as defined, of less than 2.25:1.00 as of the last day of any fiscal quarter, except for the four fiscal quarters following a qualified acquisition, as defined, where the Company is required to maintain a total leverage ratio of less than 2.50:1.00; and (ii) a fixed charge coverage ratio, as defined, of more than 1.25:1.00 as of the last day of any fiscal quarter. The Company was in compliance with its debt covenants as of December 31, 2019.

The New Credit Facilities were entered into with a syndication of participating financial institutions, some of whom were participants in the Prior Credit Facilities. Accordingly, management applied the framework for modification or extinguishment under GAAP. In connection with its entry into the New Credit Facilities, the Company recognized $0.1 million of expense for third-parties’ fees and incurred a loss on extinguishment of debt of less than $0.1 million, which are included in acquisition, restructuring and other expenses and interest expense, respectively, in the consolidated statements of operations and comprehensive income (loss). The Company also capitalized $0.2 million of debt issuance costs for the New Revolving Credit Facility, which are included as a component of other assets in the consolidated balance sheets, and $0.2 million of debt discount and debt issuance costs for the New Term Loan Facility, which are included as a component of the Company’s long-term debt, net.

Scheduled Principal Payments

Prior to its entry into the New Credit Facilities, the Company made $11.1 million of principal payments under the Prior Credit Facilities during the year ended December 31, 2019, which included scheduled principal payments of $7.5 million, and an excess cash flow payment of $3.6 million related to the year ended December 31, 2018 that was paid in March 2019.

The following table sets forth the Company’s minimum future principal payments under the New Credit Facilities as of December 31, 2019:

(in thousands)	New Credit
Years Ending December 31,	Facilities
2020	$3,500
2021	3,500
2022	27,125
Total minimum principal payments	$34,125

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021, and a majority of its user and business data in the Google Cloud Platform in Germany under a non-cancelable minimum commitment agreement that expires in 2023.

The following table sets forth the Company’s minimum future commitments required under cloud data storage contracts as of December 31, 2019:

(in thousands)	Cloud
Years Ending December 31,	Data Storage
2020	$5,248
2021	6,882
2022	1,043
2023	1,147
Total minimum payments	$14,320

Litigation

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course of, and are incidental to, its business. The Company operate its business online, which is subject to extensive regulation by U.S. federal and state and foreign governments. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 12 — Stockholders’ Equity

Preferred Stock

The total number of shares of preferred stock, $0.001 par value, that the Company is authorized to issue is 5,000,000.

The Company’s Board of Directors (“Board”) may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series.

As of December 31, 2019 and 2018, there were no shares of preferred stock issued and outstanding.

Series A Junior Participating Preferred Stock

On October 4, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation designating 200,000 shares of preferred stock as Series A junior participating preferred stock (“Series A Preferred Stock”), $0.001 par value. The Company designated the Series A Preferred Stock in connection with the Company’s Board’s approval on October 4, 2019 of a Tax Benefits Preservation Plan (“Preservation Plan”).

As of December 31, 2019 and 2018, there were no shares of Series A Preferred Stock issued and outstanding.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Benefits Preservation Plan

On October 4, 2019, the Company’s Board approved the Preservation Plan. The Preservation Plan is designed to protect certain of the Company’s deferred tax assets relating to its NOLs, which can be subjected to substantial limitation under Section 382 of the IRC in the event of an ownership change. As of December 31, 2019, the Company had $42.5 million of U.S. federal NOLs that could potentially be utilized in certain circumstances to offset its future taxable income and reduce its U.S. federal income tax liability. Subject to certain exceptions and other exclusions, an ownership change under Section 382 of the IRC occurs if a stockholder and/or an affiliated group of stockholders that owns at least 5% of the Company’s outstanding common stock increases their ownership percentage (individually, or collectively) by more than 50% over their lowest ownership percentage within a three-year rolling period. Any stockholder and/or affiliated group of stockholders who acquires, without the approval of the Company’s Board, a beneficial ownership of 4.99% or more of the Company’s outstanding common stock after the effective date of the Preservation Plan could be subjected to significant dilution. Any stockholder and/or affiliated group of stockholders who owned 5% or more of the Company’s outstanding common stock prior to the effective date of the Preservation Plan are grandfathered therein, provided, however, that such stockholders do not acquire one or more additional shares of common stock.

Pursuant to the Preservation Plan, the Company’s Board authorized the issuance of a dividend of one preferred share purchase right (“Right”) for each outstanding share of common stock to the stockholders of record on October 15, 2019, and all subsequent common stock issuances thereafter through the distribution date or, in certain circumstances, a date after the distribution date, as defined in the Preservation Plan. Each Right grants a Right-holder the right to purchase one one-thousandth of a share of the Company’s newly-designated Series A Preferred Stock for a purchase price of $19.00 per share. Such Rights are generally exercisable in the event that any stockholder and/or affiliated group of stockholders acquires a 4.99% ownership interest in the Company’s outstanding common stock, and each Right-holder (other than the 4.99% acquirer or group of acquirers) upon exercise of their Right and payment of the purchase price will receive an aggregate number of common shares with a market value equal to two times the purchase price, resulting in the significant dilution of the economic interests and voting powers of the 4.99% acquirer or group of 4.99% acquirers. Upon exercise, a holder of the Company’s Series A Preferred Stock will have approximately the same dividend, voting and liquidation rights as a holder of one share of the Company’s common stock.

The Preservation Plan will expire on October 4, 2022, or earlier upon the earliest of: (i) the date on which all Rights are redeemed; (ii) the date on which all Rights are exchanged; (iii) the occurrence of a reorganization transaction approved by the Company’s Board; (iv) the repeal of Section 382 or any other section of the IRC where the Company’s Board deems it no longer necessary or desirable to affect the preservation of these tax attributes; (v) at such time or other occurrence that the Company’s Board deems it no longer necessary or desirable to affect the preservation of these tax attributes; (vi) the beginning of a taxable year that none of the Company’s tax attributes may be carried forward; or (vii) the Board determines, at any such time, that the Preservation Plan is no longer in the interests of the Company and/or its stockholders.

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 179,914 and 1,079,496 related to exercises of stock options and 1,616,142 and 1,591,662 related to RSAs in the years ended December 31, 2019 and 2018, respectively. The Company issued shares of common stock of 111,350 related to PSUs in the year ended December 31, 2018. No shares of common stock related to PSUs were issued in the year ended December 31, 2019.

Share Repurchase Program

On June 14, 2019, the Company announced that its Board had approved a share repurchase program that authorizes it to purchase up to $30.0 million of its issued and outstanding common stock (“Share Repurchase Program”). Under the Share Repurchase Program, the Company may, from time to time, at management’s discretion and subject to other legal, regulatory and market conditions, purchase shares of its issued and outstanding common stock in the open market or through negotiated transactions intended to comply with the U.S. Securities and Exchange Commission’s Rule 10b-18, which may be facilitated through one or more 10b5-1 share repurchase plans with a third-party broker. The Share Repurchase Program will continue through the earlier of its expiration date on December 31, 2021, or upon the completion of its authorization limit. Management reserves the right to suspend or discontinue the Share Repurchase Program at any time.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchased 5,737,569 shares of its issued and outstanding common stock under the Share Repurchase Program through December 31, 2019, which amounted to $22.3 million at an average share price of $3.89 per share. All shares purchased under the Share Repurchase Program were formally retired, or will be retired as soon as administratively feasible. Purchases under the Share Repurchase Program have been accounted for as an increase to the Company’s accumulated deficit in its consolidated balance sheets, and all retired or constructively-retired shares have been reflected as authorized and unissued shares. The remaining authorization for the Share Repurchase Program was $7.7 million as of December 31, 2019.

Stock-Based Compensation Expense

Stock-based compensation expense includes incremental stock-based compensation expense and is allocated in the consolidated statements of operations and comprehensive income (loss) as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Sales and marketing	$412	$904	$440
Product development and content	6,495	4,768	4,008
General and administrative	4,200	3,614	4,019
Total stock-based compensation expense	$11,107	$9,286	$8,467

As of December 31, 2019, there was $0.4 million, $13.2 million and $3.0 million of total unrecognized compensation cost which is expected to be recognized over a weighted-average vesting period of 0.4 years, 1.8 years and 1.8 years relating to stock options, RSAs and PSUs, respectively.

Stock-based Compensation Plans

The Company adopted the 2018 Omnibus Incentive Plan, 2016 Inducement Omnibus Incentive Plan, 2012 Omnibus Incentive Plan and 2006 Stock Incentive Plan (collectively, “Plans”) under which awards (stock options, RSAs and PSUs) remain outstanding as of December 31, 2019. The Plans provide for the granting of stock options, RSAs and PSUs to employees, officers and non-employee directors of the Company.

2018 Omnibus Incentive Plan

On June 1, 2018, the Company’s stockholders approved the 2018 Omnibus Incentive Plan (“2018 Plan”), providing for the issuance of up to 8.8 million shares of the Company’s common stock, including 0.3 million shares previously approved by the Company’s stockholders under the Company’s Amended and Restated 2012 Omnibus Incentive Plan (“2012 Plan”), minus one share of common stock for every one share of common stock that was subject to an option granted after April 9, 2018 but before June 1, 2018 under the 2012 Plan, plus an additional number of shares of common stock equal to the number of options previously granted under the 2012 Plan and the Amended and Restated 2006 Stock Incentive Plan (“2006 Stock Plan”) that either terminate, expire or are forfeited after April 9, 2018, and any RSAs that either terminate, expire or are forfeited equal to the number of awards granted under the 2012 Plan and 2006 Stock Plan multiplied by the fungible ratio of 1.4. As of December 31, 2019, there were 2.8 million shares of common stock available for grant under the 2018 Plan.

Amended and Restated 2016 Inducement Omnibus Incentive Plan

On October 3, 2016, in connection with the closing of the Company’s acquisition of Skout (“Skout Acquisition”), its Board adopted the 2016 Inducement Omnibus Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). At the closing of the Skout Acquisition, the Company granted stock options to purchase an aggregate of up to 0.4 million shares of its common stock to 25 former Skout employees as an inducement material to becoming non-executive employees of the Company. On February 27, 2017, the Company amended and restated the 2016 Inducement Omnibus Incentive Plan (as so amended and restated, “2016 Stock Plan”), authorizing an additional 2.0 million shares of common stock under the 2016 Stock Plan. At the closing of the Company’s acquisition of if(we), it granted options to purchase an aggregate of up to 0.1 million shares of its common stock and RSAs representing an aggregate of 0.7 million shares of common stock to 83 former if(we) employees as an inducement material to becoming non-executive employees of the Company. At the closing of the Company’s acquisition of LOVOO, it granted RSAs representing an aggregate of 0.5 million shares of common stock to 96 former LOVOO employees as an inducement material to becoming non-executive employees of the Company.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated 2012 Omnibus Incentive Plan

On December 16, 2016, the Company’s stockholders approved the 2012 Plan, which provided for the issuance of up to 10.5 million shares of the Company’s common stock, including 2.1 million shares previously approved by the Company’s stockholders under the 2006 Stock Plan, less one share of common stock for every one share of common stock that was subject to an option or other award granted after December 31, 2011 under the 2006 Stock Plan, plus an additional number of shares of common stock equal to the number of shares previously granted under the 2006 Stock Plan that either terminate, expire or are forfeited after December 31, 2011. As of June 1, 2018, grants are no longer issued from the 2012 Plan.

2006 Stock Incentive Plan

On June 27, 2007, the Company’s stockholders approved the 2006 Stock Plan, which provided for the issuance of up to 3.7 million shares of common stock plus an additional number of shares of common stock equal to the number of shares previously granted under the 1998 Stock Option Plan that either terminate, expire or lapse after the date of the Board’s approval of the 2006 Stock Plan. All options granted and outstanding have been fully expensed prior to 2016.

1998 Stock Option Plan

In October 1998, the Company adopted the 1998 Stock Option Plan, which restricted 6.0 million shares of common stock for the granting of options. All options granted and outstanding have been fully expensed prior to 2016.

Stock Options

The following table sets forth the Company’s stock option activity under the Plans for the year ended December 31, 2019:

(in thousands, except share and per share data)	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Options
Outstanding as of December 31, 2018	3,965,894	$3.67
Granted	—	—
Exercised	(179,914)	4.29
Forfeited or expired	(105,834)	5.05
Outstanding as of December 31, 2019	3,680,146	$3.60	5.0	$5,328
Exercisable as of December 31, 2019	3,341,318	$3.51	4.8	$5,138

The total intrinsic values of stock options under the Plans exercised during the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $1.7 million and $6.5 million, respectively. The Company recorded stock-based compensation expense under the Plans related to its stock options of $1.4 million, $2.1 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted-average grant-date fair value of stock options granted to the Company’s employees during the year ended December 31, 2017 was $4.81 per share. The Company did not grant any stock options to its employees during the years ended December 31, 2019 and 2018.

The following table sets forth the weighted-average assumptions used to determine the fair value of the Company’s stock options granted during the year ended December 31, 2017:

December 31, 2017
Risk-free interest rate	1.90%
Expected term (in years)	6.0
Expected dividend yield	—
Expected volatility	83%

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

Stock-based compensation expense for RSAs is recognized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of year one and the remaining vesting annually thereafter.

The following table sets forth the Company’s RSA activity under the Plans for the year ended December 31, 2019:

	Number of	Weighted-average
RSAs	RSAs	Stock Price
Outstanding as of December 31, 2018	3,318,448	$3.98
Granted	2,649,729	5.20
Vested	(1,701,711)	3.78
Forfeited or expired	(230,068)	4.51
Outstanding as of December 31, 2019	4,036,398	$4.85

Shares are forfeited if not vested within three years from the date of grant and vest in three equal, annual increments. The Company recorded stock-based compensation expense under the Plans related to its RSAs of $8.4 million, $6.6 million and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance Share Units

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

The following table sets forth the Company’s PSU activity under the Plans for the year ended December 31, 2019:

	Number of	Weighted-average
PSUs	PSUs	Stock Price
Outstanding as of December 31, 2018	610,000	$3.11
Granted	476,100	5.91
Vested	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2019	1,086,100	$4.34

The Company recorded stock-based compensation expense under the Plans related to its PSUs of $1.3 million and $0.6 million for the years ended December 31, 2019 and 2018 respectively.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Derivative Financial Instruments	Cumulative Foreign Currency Translation Adjustment
Accumulated Other Comprehensive Loss			Total
Balance as of January 1, 2017	$—	$—	$—
Unrealized loss on derivative financial instruments	(2,303)	—	(2,303)
Reclassification of loss on derivative financial instruments	1,566	—	1,566
Foreign currency translation adjustment	—	(388)	(388)
Balance as of December 31, 2017	(737)	(388)	(1,125)
Unrealized gain on derivative financial instruments	2,088	—	2,088
Reclassification of gain on derivative financial instruments	(2,059)	—	(2,059)
Foreign currency translation adjustment	—	(938)	(938)
Balance as of December 31, 2018	(708)	(1,326)	(2,034)
Unrealized gain on derivative financial instruments	1,197	—	1,197
Reclassification of gain on derivative financial instruments	(1,125)	—	(1,125)
Foreign currency translation adjustment	—	(387)	(387)
Balance as of December 31, 2019	$(636)	$(1,713)	$(2,349)

Note 13 — Derivatives and Hedging Activities

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

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain liabilities in terms of its functional currency, the U.S. dollar.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with the Company’s existing variable-rate debt.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the Company’s outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2019:

(in thousands)	Number of Instruments	At Inception Notional	As of December 31, 2019 Notional	Weighted-average Maturity Date (Years)
Interest Rate Derivative
Interest rate swaps	2	$57,185	$23,435	1.72
Interest rate caps	1	$15,000	$10,690	0.72

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. dollar. The Company uses foreign currency derivatives including cross-currency swaps to manage its exposure to fluctuations in the U.S. dollar to euro exchange rate. Cross-currency swaps involve exchanging fixed-rate interest payments for fixed-rate interest receipts, both of which will occur at the U.S. dollar to euro forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

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

On August 29, 2019, the Company terminated its then-existing cross-currency swap and received a settlement of $1.9 million representing the fair value of the cross-currency swap and a net settlement of interest from the counterparty. The Company contemporaneously entered into a new cross-currency swap, the details of which are disclosed below.

The following table sets forth the Company’s outstanding foreign currency derivatives that were designated as cash flow hedges of foreign exchange risk as of December 31, 2019:

(in thousands)	Number of Instruments			Weighted-average Maturity Date (Years)
Foreign Currency Derivative		Pay Fixed Notional	Receive Fixed Notional
Cross-currency swap	1	€36,868	$40,750	2.66
		(amortizing to €35,963 as of December 31, 2019)	(amortizing to $39,750 as of December 31, 2019)

The following table sets forth the effect of the Company’s cash flow hedge accounting on its accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

(in thousands)
Location of Gain Reclassified from Other Comprehensive Loss into Income or Loss	Amount of (Gain) Loss Reclassified from Other Comprehensive Loss into Income or Loss
	2019	2018	2017
Interest expense	$(92)	$(55)	$37
Interest expense on foreign currency transactions	(701)	(866)	(147)
(Gain) loss on foreign currency transactions	(837)	(2,062)	1,676
Total (gain) loss reclassified	$(1,630)	$(2,983)	$1,566

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Loss from Derivatives
Derivatives in Cash Flow Hedging Relationships
	2019	2018	2017
Interest rate products	$(119)	$290	$(76)
Cross-currency contract	1,879	2,797	(2,227)
Total unrealized gain (loss)	$1,760	$3,087	$(2,303)

The following table sets forth the effect of the Company’s derivative financial instruments on its consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Interest Expense
(in thousands)	2019	2018	2017
Total amounts of interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(1,301)	$(2,322)	$(860)
Gain on cash flow hedging relationships:
Amount of gain reclassified from other comprehensive loss into income or loss	$(793)	$(891)	$(110)
Amount of gain reclassified from other comprehensive loss into income or loss as a result of a forecasted transaction being no longer probable of occurring	$—	$(30)	$—

	Foreign Currency Transactions
(in thousands)	2019	2018	2017
Total amounts of (loss) gain on foreign currency transactions presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(51)	$97	$(33)
(Gain) loss on cash flow hedging relationships:
Amount of (gain) loss reclassified from other comprehensive loss into income or loss	$(837)	$(2,063)	$1,676

Fair Value of Derivative Financial Instruments

The following table sets forth the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2019 and 2018:

		Fair Value of Derivative Instruments
		Asset Derivatives		Liability Derivatives
(in thousands)		2019	2018	2019	2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate products	Prepaid expenses and other current assets / Accrued expenses	$15	$166	$(12)	$—
Interest rate products	Other assets / Long-term derivative liability	—	53	(9)	—
Cross-currency swap	Prepaid expenses and other current assets / Accrued expenses	568	753	—	—
Cross-currency swap	Long-term derivative liabilities	—	—	(1,442)	(940)
Total derivatives designated as hedging instruments		$583	$972	$(1,463)	$(940)

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s derivative financial instruments is determined using widely-accepted valuation techniques, including a discounted cash flows analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swaps and the cross-currency swap are determined using the market-standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2019 and 2018 were classified as Level 2 within the fair value hierarchy.

As of December 31, 2019, the fair value of the Company’s derivatives is in a net liability position related to its contracts, which includes accrued interest but excludes any adjustment for non-performance risk, was $0.9 million. As of December 31, 2019, the Company has not posted any collateral related to these contracts. If the Company had breached any of credit-risk related provisions as of December 31, 2019, it could have been required to settle its obligations under the contracts at their termination value of $0.9 million.

Note 14 — Revenue

Disaggregation of Revenue

The following table sets forth the Company’s revenue disaggregated by revenue source for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017(1)
(in thousands)	$	%	$	%	$	%
User pay revenue:
Video	$84,113	39.7%	$39,282	22.0%	$1,927	1.6%
Subscription and other in-app products	61,683	29.2%	68,048	38.1%	31,865	25.7%
Total user pay revenue	145,796	68.9%	107,330	60.1%	33,792	27.3%
Advertising	65,905	31.1%	71,283	39.9%	89,962	72.7%
Total revenue	$211,701	100.0%	$178,613	100.0%	$123,754	100.0%

(1)	Prior period amounts have not been adjusted under the modified retrospective adoption method for the Company’s adoption of ASC Topic 606.

Significant Customers

During the years ended December 31, 2019 and 2018, two customers, and during the year ended December 31, 2017, three customers, all of which were advertising aggregators or payment processors representing thousands of advertisers, comprised 57%, 47% and 46% of total revenue, respectively.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Contract Liabilities

The following table sets forth the composition of the Company’s contract assets and liabilities as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Assets:
Accounts receivable	$25,503	$27,532
Total contract assets	$25,503	$27,532
Liabilities:
Deferred revenue	$3,884	$4,621
Total contract liabilities	$3,884	$4,621

The Company’s deferred revenue balance as of December 31, 2019 increased $145.0 million due to subscription and in-app purchases consideration received in advance of providing the good or service to the customers. This amount was offset by $145.8 million of revenue recognized from deferred revenue due to performance obligations satisfied during the year ended December 31, 2019.

Note 15 — Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Net income (loss)	$11,334	$1,143	$(64,592)
Denominator:
Weighted-average shares outstanding — basic	74,118,035	73,085,542	68,743,956
Effect of dilutive securities	2,803,385	2,530,897	—
Weighted-average shares outstanding — diluted	76,921,420	75,616,439	68,743,956
Basic net income (loss) per share	$0.15	$0.02	$(0.94)
Diluted net income (loss) per share	$0.15	$0.02	$(0.94)

For the years ended December 31, 2019, 2018 and 2017, 2.4 million, 3.1 million and 9.2 million shares, respectively, of stock options, unvested RSAs and unvested PSUs that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive.

Note 16 — Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (“401(k) Plan”), which is a savings and investment plan intended to be qualified under of the IRC. The Plan covers the majority of the employees of the Company. In January 2014, the Company began providing employer-matching contributions to the 401(k) Plan, based on a participant’s contribution. The Company’s employer-matching contributions expense totaled $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  This expense is included in sales and marketing expenses, product development and content expenses, and general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Note 17 — Fair Value Measurements

The carrying amounts of the Company’s financial instruments of cash and certain cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their short maturities. The Company has evaluated the estimated fair value of these financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items measured at fair value on a recurring basis include the Company’s money market funds, derivative assets and liabilities and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs of the fair value hierarchy.

The following table sets forth the fair value hierarchy information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

(in thousands)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Assets:
Money market funds	$7,108	$—	$—	$7,108
Derivative assets	—	583	—	583
Total assets	$7,108	$583	$—	$7,691
Liabilities:
Contingent consideration	$—	$—	$(894)	$(894)
Derivative liabilities	—	(1,463)	—	(1,463)
Total liabilities	$—	$(1,463)	$(894)	$(2,357)
December 31, 2018
Assets:
Money market funds	$7,640	$—	$—	$7,640
Derivative assets	—	972	—	972
Total assets	$7,640	$972	$—	$8,612
Liabilities:
Derivative liabilities	$—	$(940)	$—	$(940)
Total liabilities	$—	$(940)	$—	$(940)

The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.

Note 18 — Related Party Transactions

The following table sets forth the Company’s related party transactions for the year ended December 31, 2019:

(in thousands)		Management Incentive Bonus	RSAs Granted
Related Party	Salary			Total
Catherine Connelly, Vice President, Brand Strategy(1)	$161	$31	$167	$359
Matthew Eustice, Vice President, Quality Assurance(2)	167	32	167	366
Andrew Connelly, Design Lead(3)	121	—	38	159

(1)	Ms. Connelly is the sister of Geoffrey Cook, the Company’s CEO.

(2)	Mr. Eustice is the brother-in-law of Mr. Cook.

(3)	Mr. Connelly is the brother-in-law of Mr. Cook.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Event

On March 5, 2020, the Company entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s and General Atlantic Coöperatief U.A.’s joint company, NCG NuCom Group SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), by and among the Company, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement, Merger Sub shall merge with and into the Company (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer.

At the effective time of the Merger, and subject to the terms and conditions of the Merger Agreement, all shares of the Company’s common stock, other than (i) shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, or (ii) as otherwise provided in the Merger Agreement, will automatically be converted into the right to receive $6.30 in cash, without interest. Additionally, (i) each outstanding stock option to acquire shares of the Company’s common stock, (ii) each outstanding share of restricted stock of the Company and (iii) each outstanding restricted stock unit that is subject to performance-based vesting will be cancelled in exchange for a cash payment, as established in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties customary for a transaction of this nature, and management expects the Merger to close in the second half of 2020.

In connection with the execution of the Merger Agreement, the Company entered into an amendment to the Preservation Plan to render it inapplicable to the Merger Agreement, the execution thereof and the performance or consummation of the transactions contemplated thereby, including, without limitation, the Merger.

Note 20 — Quarterly Results of Operations Data (Unaudited)

The following table sets forth the Company’s unaudited, quarterly consolidated statements of operations data for the years ended December 31, 2019 and 2018:

	For the Quarters Ended,
	2019
(in thousands, except per share data) (1)	December 31	September 30	June 30	March 31
Revenue	$57,567	$52,621	$52,000	$49,513
Operating costs and expenses	49,770	48,337	48,557	47,569
Income from operations	7,797	4,284	3,443	1,944
Net income	4,878	2,993	2,205	1,258
Basic net income per share	$0.07	$0.04	$0.03	$0.02
Diluted net income per share	$0.07	$0.04	$0.03	$0.02

	For the Quarters Ended,
	2018
(in thousands, except per share data) (1)	December 31	September 30	June 30	March 31
Revenue	$52,458	$45,716	$42,801	$37,638
Operating costs and expenses	47,626	43,667	41,860	41,598
Income (loss) from operations	4,832	2,049	941	(3,960)
Net income (loss)	4,294	1,298	(235)	(4,214)
Basic net income (loss) per share	$0.06	$0.02	$—	$(0.06)
Diluted net income (loss) per share	$0.06	$0.02	$—	$(0.06)

(1)	The sum of the Company’s quarterly results may not equal its full-year results for the periods presented due to rounding.

In the opinion of management, the financial information presented above reflects all adjustments, consisting only of normal, recurring adjustments, which are considered necessary for a fair presentation of this data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rule 13a-15 of the Exchange Act, as amended, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, RSM US LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in “Part II, Item 8 — Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based upon the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management believes that our internal control over financial reporting as of December 31, 2019 was effective using these criteria.

Changes in Internal Control Over Financial Reporting
During the period covered by this Annual Report, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be included in “Part III, Item 10 — Directors, Executive Officers and Corporate Governance” is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2020 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required to be included in “Part III, Item 11 — Executive Compensation” is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2020 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be included in “Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2020 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be included in “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2020 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be included in “Part III, Item 14 — Principal Accounting Fees and Services” is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2020 Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report:

(1) Financial Statements.

See “Part II, Item 8 — Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

(2) Financial Statement Schedules.

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the “Consolidated Financial Statements” or the related notes thereto included elsewhere in this Annual Report.

(3) Item 601 Exhibits.

See list of exhibits below.

(b) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger among MeetMe, Inc., MeetMe Sub I, Inc., MeetMe Sub II, LLC, Skout, Inc. and Shareholder Representative Services LLC dated June 27, 2016*	8-K	6/28/2016	2.1
2.2	Agreement and Plan of Merger, dated as of March 3, 2017, by and among MeetMe, Inc. Two Sub One, Inc., Ifwe Inc. and Shareholder Representative Services LLC*	8-K	3/6/2017	2.1
2.3	Share Purchase Agreement, dated as of September 18, 2017, by and among The Meet Group, Inc., TMG Holding Germany Gmbh, Bawogo Ventures Gmbh & Co. KG and the Shareholder guarantors set forth therein*	8-K	9/20/2017	2.1
2.4	Agreement and Plan of Merger, dated as of March 5, 2020, by and among The Meet Group, Inc., a Delaware corporation, eHarmony Holding, Inc., a Delaware corporation, Holly Merger Sub, Inc., a Delaware corporation and direct, wholly owned Subsidiary of Buyer and NCG NuCom Group SE, a European stock corporation*	8-K	3/5/2020	2.1
3.1	Certificate of Incorporation	8-K	12/8/2011	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/2012	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation – Name Change	8-K	4/3/2017	3.1
3.4	Amended and Restated Bylaws	8-K	11/7/2018	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	10/4/2019	3.1
4.1	Description of Securities of the Registrant				Filed
4.2	Section 382 Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent	8-K	10/4/2019	4.1

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
4.3	Amendment No. 1, dated as of March 5, 2020, to the Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent	8-K	3/5/2020	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan**	10-Q	8/9/2010	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan**	S-8	7/1/2011	4.1
10.3	Amended and Restated 2012 Omnibus Incentive Plan**	10-K	3/9/2017	10.3
10.4	2012 Management Bonus Plan**	8-K	8/21/2012	10.1
10.5	2018 Omnibus Incentive Plan**	S-8	6/7/2018	99.1
10.6	Form of Director Restricted Stock Award Agreement**	10-Q	11/8/2018	10.1
10.7	Form of Employee Restricted Stock Award Agreement**	10-Q	11/8/2018	10.2
10.8	Form of Employee Restricted Stock Award Agreement — LOVOO Employee	10-Q	11/8/2018	10.3
10.9	Employee Performance Share Award Agreement**	10-Q	8/2/2018	10.1
10.10	Geoffrey Cook Employment Agreement**	8-K	7/20/2011	10.5
10.11	Cook Employment Agreement Amendment No. 1**	10-Q	5/10/2013	10.2
10.12	Cook Employment Agreement Amendment No. 2**	10-Q	8/9/2013	10.1
10.13	Form of Amended and Restated Employment Agreement (William Alena and Frederic Beckley)**	10-Q	11/9/2016	10.2
10.14	Niklas Lindstrom Offer Letter**	10-K	3/16/2018	10.19
10.15	Form of Employee Option Agreement**	10-K	3/14/2012	10.22
10.16	Form of Director Option Agreement**	10-K	3/14/2013	10.27
10.17	Form of Indemnification Agreement	S-4	8/11/2011	10.29
10.18	Form of Indemnification Agreement – Lewis	S-4	8/11/2011	10.30
10.19	Form of Indemnification Agreement	8-K	12/6/2013	10.1
10.20	Credit Agreement, dated as of August 29, 2019, with several banks and other financial institutions party thereto and Bank of America, N.A., as administrative agent.	8-K	9/4/2019	10.1
10.21	Credit Agreement, dated as of March 3, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/6/2017	10.1
10.22	Amended and Restated Credit Agreement, dated as of September 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	9/20/2017	10.1
10.23	First Amendment to Amended and Restated Credit Agreement, dated as of October 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10/20/2017	10.1
10.24	Second Amendment to Amended and Restated Credit Agreement, dated as of March 7, 2018, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/8/2018	10.1
10.25	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of July 27, 2018 with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	8/1/2018	10.1

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.26	Cooperation Agreement dated June 27, 2017 by and among The Meet Group, Inc. and Harvest Small Cap Partners Master Ltd., Harvest Small Cap Partners, LP, Harvest Small Cap Partners GP, LLC, Harvest Capital Strategies LLC, and Jeffrey B. Osher.	8-K	6/29/2017	10.1
10.27	Cooperation Agreement dated January 5, 2018 by and among The Meet Group, Inc. and Kanen Wealth Management LLC and David L. Kanen	8-K	1/9/2018	10.1
10.28	Form of Transaction Bonus Agreement	8-K	3/5/2020	10.1
10.29	Amendment to Employee Performance Share Award Agreements, effective as of the date immediately prior to the consummation of the Contemplated Transactions, amending the Employee Performance Share Award Agreements, dated as of April 9, 2018 and April 4, 2019, by and between The Meet Group, Inc. and Geoff Cook	8-K	3/5/2020	10.2
10.30	Amendment No. 4 to Employment Agreement, amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook	8-K	3/5/2020	10.3
10.31	Amendment No. 5 to Employment Agreement amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook	8-K	3/5/2020	10.4
10.32	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and James Bugden	8-K	3/5/2020	10.5
10.33	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and Michael Johnson	8-K	3/5/2020	10.6
21.1	List of Subsidiaries				Filed
23.1	Consent of RSM US LLP				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)***				Furnished
32.2	Certification of Principal Financial Officer (Section 906)***				Furnished
101.INS	XBRL Instance Document				****
101.SCH	XBRL Taxonomy Extension Schema Document				****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				****

*	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

***	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

****Attached as Exhibit 101 to this Annual Report are our financial statements for the year ended December 31, 2019 formatted in “XBRL” (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this Annual Report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2020.

THE MEET GROUP, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Geoffrey Cook	Director and Chief Executive Officer	March 11, 2020
Geoffrey Cook	(Principal Executive Officer)

/s/James Bugden	Chief Financial Officer	March 11, 2020
James Bugden	(Principal Financial Officer and Principal Accounting Officer)

/s/Spencer Rhodes	Director, Chairman of the Board of Directors	March 11, 2020
Spencer Rhodes

/s/Jean Clifton	Director	March 11, 2020
Jean Clifton

/s/Christopher Fralic	Director	March 11, 2020
Christopher Fralic

/s/Keith Richman	Director	March 11, 2020
Keith Richman

/s/Bedi Singh	Director	March 11, 2020
Bedi Singh

/s/Jason Whitt	Director	March 11, 2020
Jason Whitt