Form 10-K/A
period 2019-12-31
Meet Group, Inc.
filed 2020-04-28
CIK 1078099

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $258,592,846. As of April 24, 2020, 71,493,958 shares of the registrant’s common stock, par value $0.001, were outstanding.
DOCUMENTS INCORPORATE BY REFERENCE
None.

THE MEET GROUP, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K of The Meet Group, Inc., a Delaware corporation (“Company,” “The Meet Group,” “Registrant,” “we,” “us” or “our”) for the year ended December 31, 2019 that was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020 (“Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page and the filing of related currently-dated certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

All of the members of our Board of Directors (“Board”) serve as a director of the Company until the next Annual Meeting of the Stockholders of the Company.

The following table sets forth our Board as of April 28, 2020:

Name	Age	Position
Jean Clifton	59	Director
Geoffrey Cook	41	Director
Christopher Fralic	57	Director
Keith Richman	47	Director
Spencer Rhodes	42	Chairman of the Board
Bedi Singh	60	Director
Jason Whitt	48	Director

Jean Clifton, age 59, has served as a director of the Company since June 2013. Ms. Clifton joined Clearview Pyramid Acquisition Company, Inc. in January 2018 as Executive Vice President and Chief Financial Officer. Ms. Clifton performs consulting services through Platinum Strategic Partners, LLC, a financial and operations consulting firm she founded in 2006. Immediately prior to Ms. Clifton’s current position, she was a founder and served as the Chief Financial Officer of Veterinary Specialists of North America, LLC since its formation in July 2014. Ms. Clifton also previously served as Chief Financial Officer of Westwood One (f/k/a Dial Global, Inc.) from June 2012 through January 2014 after completing the sale of the company and post-sale integration work. From July 1986 through June 2006, Ms. Clifton worked for Journal Register Company, a New York Stock Exchange listed company, and its predecessor companies, in various capacities in the U.S. and Europe, including as President and Chief Operating Officer from 2005 to 2006 and Executive Vice President, Chief Financial Officer and Treasurer from 1989 to 2005 and served on the board of directors of the company. Ms. Clifton has held Chief Financial Officer/Chief Accounting Officer positions at Readers’ Digest and three MidOcean Partners portfolio companies (Penton Media from 2008 through 2010, Olympus Media and Jones & Frank). She graduated from the University of Michigan School of Business with a BBA. Ms. Clifton was selected to serve on our Board because of her financial experience, including her roles in raising billions of dollars in various forms of debt capital (for acquisition plans and other purposes) and managing the capital allocation for both private and public companies in the U.S. and Europe.

Geoffrey Cook, age 41, has served as a director of the Company since November 2011, and as our Chief Executive Officer since March 2013. Mr. Cook started myYearbook in 2005, which would become MeetMe in 2012 and would become The Meet Group in 2017. Mr. Cook was appointed to the Board in connection with the merger of the Company with Insider Guides, Inc. d/b/a myYearbook (“myYearbook”), where he served as Chief Executive Officer. Mr. Cook previously founded EssayEdge and ResumeEdge while a student at Harvard University in 1997 and sold them to the Thomson Corporation in 2002. He graduated from Harvard University with a BA. Mr. Cook serves as a director pursuant to his employment agreement with the Company. The companies Mr. Cook has led have received numerous awards including Deloitte Technology Fast 500, #3 Fastest Growing Company in North America, “83,209% Five-Year Growth”; Best Places to Work in Pennsylvania; Inc. 500, #394, “861% Three-Year Growth”; and AlwaysOn Global 250 Top Private Companies. Mr. Cook is the recipient of the Ernst & Young Entrepreneur of the Year Award for the Philadelphia region.

Christopher Fralic, age 57, has served as a director of the Company since February 2017. Mr. Fralic is a board partner at First Round Capital (“First Round”), a seed-stage venture firm, where he has worked since March 2006. At First Round he has focused on numerous investment areas that include advertising and marketing technology, social/mobile, eCommerce/travel, connected devices and gaming. Mr. Fralic has over 30 years of technology industry experience including having served in several significant Internet business development roles since 1996. First Round was an early investor in myYearbook and Mr. Fralic was a board observer for myYearbook. Prior to joining First Round, Mr. Fralic served as Vice President of Business Development at social bookmarking and tagging company del.icio.us through its acquisition by Yahoo! He was also one of the early employees at Half.com, where he served as Vice President of Business Development starting in 1999, and following the company’s acquisition by eBay, he spent six years with eBay in a variety of business development, media and entertainment roles. Mr. Fralic has also attended the TED Conference for more than 25 years and helped to launch TED Talks, which have been viewed over 10 billion times. He graduated from Villanova University with a BSBA and from St. Joseph’s University with an MBA. Mr. Fralic was selected to serve on our Board because he is a well-known technology veteran who brings substantial experience to The Meet Group, including a strong network and deep industry expertise.

Keith Richman, age 47, has served as a director of the Company since December 2019. Mr. Richman is currently a co-founder of Voi Technology, a leading European based mobility company. From October 2013 until October 2018, he served as the President of DEFY Media, a creator, distributor and owner of millennial-focused digital content. In November 2018, DEFY Media ceased operations. From 2005 until October 2013, Mr. Richman served as the co-founder and Chief Executive Officer of Break Media, a digital media company, until the company merged with Alloy Digital. Prior to Break Media, he was the co-founder and Vice President of OnePage, which was acquired by Sybase in 2002, and co-founder and Director of Business Development for Billpoint Inc., which was acquired by eBay in 1999. Previously, he was a Business Development Manager at Excite and Classifieds2000, as well as Director of Corporate Planning at the Walt Disney Company, where he focused on consumer products, cable and emerging media. Mr. Richman also serves on the board of directors of Vostok New Ventures, an investment company, and GrubHub, an online and mobile food-ordering and delivery marketplace. Mr. Richman received a BA in international relations and MA in international policy from Stanford University. Mr. Richman was selected to serve on our Board because of his extensive experience as an entrepreneur and executive in digital media, including significant experience in digital advertising, mobile and emerging technologies and public company board experience.

Spencer Rhodes, age 42, has been the non-executive Chairman of the Board since July 2016, and a director of the Company since April 2013. Mr. Rhodes is a Managing Director at BlackRock Alternative Investors, where he has worked since March 2020. Prior to joining BlackRock, Mr. Rhodes served as a Partner and Executive Committee member at CQS, an alternative investment manager, and previously as Managing Director and Head of Business Development at Man Group Global Private Markets. Earlier, at Allianz Global Investors he served as a member of the Global Investment Management Committee and led the creation of that firm’s alternative investments division. Mr. Rhodes began his investment management career in 2000 with the London office of Merrill Lynch Investment Managers, a BlackRock predecessor company. Mr. Rhodes was an angel investor and board observer for myYearbook, one of The Meet Group’s predecessor companies, from 2006 to 2011. He graduated from Harvard University with a BA (Honors), Harvard Business School with an MBA and the University of Cambridge with a Master's in sustainability leadership. Since having been a Congress-Bundestag Scholar in Germany, Mr. Rhodes has maintained a strong connection to the country, earning a citation in German language at Harvard University, working at Allianz, and having been selected as an Atlantik-Brücke Young Leader, an American Council on Germany Young Leader, and a Manfred Wörner Fellow. He holds the investment industry designations Certified Investment Management Analyst (CIMA) and Chartered Alternative Investment Analyst (CAIA), as well as two corporate governance credentials: Board Leadership Fellow of the National Association of Corporate Directors (NACD) and Chartered Director from the Institute of Directors (IoD). Mr. Rhodes was selected to serve on our Board because of his investment experience and his experience with emerging companies.

Bedi Singh, age 60, has served as a director of the Company since September 2017. From December 2012 through March 2017, Mr. Singh served as Chief Financial Officer of News Corporation, a multinational mass media corporation. From 2008 to 2010, Mr. Singh served as Co-CEO, President and Chief Financial Officer for MGM Studios, a media company. From 2006 through 2008, Mr. Singh served as Chief Financial Officer at Gemstar-TV Guide. Before that, from 2004 to 2006, Mr. Singh served as Chief Finance and Administration Officer at Novartis Pharma A.G. and, from 1999 to 2003, as Executive Vice President and Chief Financial Officer of Sony Pictures Entertainment. Before joining Sony Pictures Entertainment, he held a number of senior finance positions at 21st Century Fox, including at News International (now known as News UK) as Financial Controller and Fox Filmed Entertainment as Deputy Chief Financial Officer and as Senior Vice President, Office of the Chairman of News Corporation. He graduated from the London School of Economics with a BSc in economics and from the Program for Management Development at the Harvard Business School. Mr. Singh is a Fellow of The Institute of Chartered Accountants in England and Wales. Mr. Singh was selected to serve on our Board because of his public company operating and finance experience.

Jason Whitt, age 48, has served as a director of the Company since August 2014. Mr. Whitt is the GM/President of Serviz, an on-demand home services company, which he has been with since March 2015. He was the Senior Vice President of Corporate and Business Development of ReachLocal, Inc., an internet marketing and software company, a position he held since joining ReachLocal from March 2011 to February 2015. From June 2005 through February 2011, Mr. Whitt was a venture capital investor for VantagePoint Venture Partners, where he focused on investments in internet/digital media, cloud software, mobile, consumer and healthcare IT. From September 2000 through May 2005, Mr. Whitt was responsible for acquisitions, venture investing and corporate strategy for Cisco Systems’ Corporate Business Development group, where he led transactions involving communications software, enterprise collaboration, mobile/wireless, digital media and consumer technology. He graduated from Stanford University with a BS and an MBA. Mr. Whitt was selected to serve on our Board because of his investment experience and his experience with technology companies.

Executive Officers

The following table sets forth our executive officers as of April 28, 2020:

Name	Age	Position
Geoffrey Cook	41	Chief Executive Officer
James Bugden	49	Chief Financial Officer
Frederic Beckley	56	General Counsel and Executive Vice President, Business Affairs
Michael Johnson	48	Senior Vice President, Strategic Planning and Treasury

Geoffrey Cook has served as our Chief Executive Officer since March 2013. See “Board of Directors” in “Part III, Item 10 — Directors, Executive Officers and Corporate Governance” for Mr. Cook’s biography.

James Bugden has served as our Chief Financial Officer since November 2017. Mr. Bugden has served as our Senior Vice President, Corporate Development and General Manager, West Coast from February 2017 to November 2017. Mr. Bugden also served as Chief Financial Officer of myYearbook, and then with the Company after myYearbook merged with and into the Company on November 10, 2011, from July 2008 to March 2012. From 2015 to February 2017, Mr. Bugden served as Chief Financial Officer In-Residence for First Round. During this time, Mr. Bugden also served as Chief Financial Officer of ROI Influencer Media and Zoomin.com. From May 2013 to October 2015, Mr. Bugden served as Chief Financial Officer of Solve Media, and from March 2012 to January 2013, he served as Senior Vice President, Finance of Rent the Runway. In his capacity as Chief Financial Officer, Mr. Bugden has played a key role in over $750 million of mergers and acquisitions and fundraising transactions. Mr. Bugden earned his CPA during his seven years with Deloitte where he primarily served public technology companies. He graduated from the University of Delaware with a BS in accounting.

Frederic Beckley has served as our General Counsel and Executive Vice President, Business Affairs since November 2011. From September 2000 to December 2010, Mr. Beckley worked at TruePosition, Inc., where his last position was Executive Vice President, Business Development and General Counsel. From August 1995 to September 2000, Mr. Beckley held a number of positions at Verizon Corporation, including Senior Counsel, Business Development at Verizon Wireless. Mr. Beckley began his professional career in private practice, at Dechert, Price & Rhoads from June 1990 to January 1993, and Pepper, Hamilton & Scheetz, from February 1993 to July 1995. He graduated from the University of Pennsylvania with a BA, Yale Law School with a JD, and Yale Divinity School with an MAR.

Michael Johnson has served as our Senior Vice President, Strategic Planning and Treasury since August 2019. He served as our Chief Accounting Officer from November 2017 to August 2019, previously serving as Vice President of Finance since May 2014 and Senior Controller for the Company from November 10, 2011. Mr. Johnson was appointed in connection with the myYearbook merger. Mr. Johnson served as Senior Controller of myYearbook from October 2008 until the myYearbook merger. Mr. Johnson served as a Divisional Senior Controller for Activant Solutions from March 2007 to October 2008, and Director of Finance for Thomson Peterson’s from April 2002 to March 2007. Mr. Johnson’s experience includes five years in public accounting, and industry experience in social media, software, manufacturing and transportation. He graduated from Rider University with a BSBA in accounting and an MBA.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels and directs management in the long-term interest of The Meet Group and its stockholders. The Board’s responsibilities include establishing broad corporate policies, monitoring risk and reviewing the overall performance of The Meet Group.

Board Committees and Charters

The Board and its committees meet throughout the year on a set schedule, hold special meetings and act by written consent from time to time as appropriate. The Board delegates various responsibilities and authority to its Board committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of the Audit Committee, the Compensation Committee, the Investor Relations Committee and the Nominating and Governance Committee, which we refer to as the “Governance Committee.” The Audit Committee, the Compensation Committee, the Investor Relations Committee and the Governance Committee each have a written charter approved by the Board. We post each charter on our website at http://ir.themeetgroup.com/CustomPage/Index?KeyGenPage=1073752493.

The following table sets forth our Board and Board committee members as of April 28, 2020:

Name	Independent	Audit	Compensation	IR	Governance
Jean Clifton	✓	Chair	✓
Geoffrey Cook
Christopher Fralic	✓		Chair
Keith Richman	✓
Spencer Rhodes	✓			✓	Chair
Bedi Singh	✓	✓		Chair
Jason Whitt	✓	✓			✓

The Board held 16 meetings in 2019. The Meet Group does not have a policy with regard to directors’ attendance at annual meetings. One director attended the 2019 Annual Meeting. In 2019, the Audit Committee held eight meetings, the Compensation Committee held two meetings, the Investor Relations Committee held one meeting and the Governance Committee held five meetings.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal control and audit functions, and is responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. Our Board has determined that each Audit Committee member has sufficient knowledge in reading and understanding our financial statements to serve on the Audit Committee.

The Board has determined that Ms. Clifton is qualified as an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC and NASDAQ and in compliance with the Sarbanes-Oxley Act of 2002. This designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or of the Board.

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

Investor Relations Committee

The Investor Relations Committee assists the Board in monitoring and assisting The Meet Group’s management with the strategic direction and overall status of its investor relations and public relations programs, conducting regular informal meetings with The Meet Group’s senior management regarding investor relations and public relations matters, providing oversight and guidance regarding all material investor relations and public relations issues, among other general related functions specifically delegated to the Investor Relations Committee by the Board. The Investor Relations Committee also encourages the development of contacts with significant investors, including funds (index, quantitative and active) and long-term investors.

Nominating and Governance Committee

The Governance Committee assists the Board in: determining the desired experience, mix of skills and other qualities to assure appropriate Board composition; identifying highly-qualified individuals meeting those criteria to serve on the Board; proposing to the Board a slate of nominees for election by the stockholders at the Annual Meeting of Stockholders; reviewing candidates nominated by stockholders for election to the Board; developing plans regarding the size and composition of the Board and its committees; developing and recommending to the Board a set of corporate governance principles applicable to the Company; and reviewing such principles at least annually.

In fulfilling its responsibilities, the Governance Committee considers the following factors in reviewing possible candidates for nomination as a director of The Meet Group:

•	the appropriate size of our Board and its committees;

•	the perceived needs of our Board for particular skills, background and business experience;

•
diversity, including social media and Internet experience, public company experience, finance background, reputation, and business experience of nominees compared to those already possessed by other members of our Board;

•	nominees’ independence from management; and

•	the applicable regulatory and listing requirements, including independence requirements and legal considerations.

The Governance Committee periodically reviews and monitors The Meet Group’s corporate governance guidelines to assure that they reflect best practices and are appropriate for The Meet Group and to assist the Board in achieving such best practice. Additionally, the Governance Committee periodically reviews and monitors, with the assistance of management and outside counsel, applicable regulatory requirements relevant to The Meet Group’s corporate governance guidelines to assure compliance therewith.

Board Independence

As required by the NASDAQ rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our General Counsel and Executive Vice President, Business Affairs to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ rules. The Board has determined Ms. Clifton, and Messrs. Fralic, Richman, Rhodes, Singh and Whitt, are independent directors in accordance with the listing rules of NASDAQ. The Board has determined that each of the members of the Audit Committee, Ms. Clifton and Messrs. Singh and Whitt, are independent in accordance with the independence standards for audit committees under the NASDAQ listing rules and Rule 10A-3 of the Securities Exchange Act of 1934 (“Exchange Act”). The Board has determined that each of the members of the Compensation Committee, Mr. Fralic and Ms. Clifton, are independent in accordance with the independence standards for compensation committees under the NASDAQ listing rules and Rule 10C-1 of the Exchange Act.

Majority Voting in the Election of Directors

In an uncontested election, each nominee for election as a director must be elected by majority vote. In such an election, our Bylaws provide that, if a quorum is present, each nominee for director shall be elected to the Board if the votes cast for such nominee’s election exceed the votes cast against such nominee’s election.

In such an election, if the nominee who does not receive the vote of at least the majority of the votes cast is an incumbent director nominated for re-election, then our Bylaws require that such incumbent director promptly tender his or her irrevocable resignation to the Board. Our Governance Committee will then make a recommendation to the Board on whether to accept or reject such tendered resignation, or whether other action should be taken. The Board will act on the tendered resignation, taking into account the Governance Committee’s recommendation, and publicly disclose (by a press release, a filing with the SEC or other broadly-disseminated means of communication) its decision regarding the tendered resignation and the rationale behind the decision within 90 days from the date of the certification of the election results. Our Bylaws permit the Governance Committee in making its recommendation, and the Board in making its decision, to consider any factors or other information that the Board or Governance Committee, as applicable, considers appropriate and relevant. A director who tenders his or her resignation is not permitted to participate in the recommendation of the Governance Committee or the decision of the Board with respect to his or her resignation. If a director’s resignation is not accepted by the Board, such director will continue to serve until the next annual meeting and until his or her successor is duly elected, or his or her earlier resignation or removal. If a director’s resignation is accepted by the Board, then the Board, in its sole discretion, may fill any resulting vacancy or may decrease the size of the Board, in each case in accordance with our Bylaws.

Board Diversity

While we do not have a formal policy on diversity, the Governance Committee considers diversity as one of the factors in evaluating the composition of our Board, in addition to the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Governance Committee seeks to attract individuals with social media and Internet experience. Additionally, we seek individuals with experience on public company boards, finance, marketing expertise and international backgrounds.

Chairman of the Board

The Meet Group has chosen not to combine the Chief Executive Officer and Chairman of the Board positions. The Board believes that it is prudent governance to separate these two functions so that the Chairman of the Board can serve as a check and balance to the Chief Executive Officer and so that the Board can exercise a strong, independent oversight function.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect The Meet Group. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent registered public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices by overseeing members of senior management in their risk management capacities. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time to time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend all or portions of the Board’s regularly-scheduled meetings, and make presentations to the Board on financial and operational matters, which presentations often include a discussion of risks related to our business.

Presently, the primary risks affecting The Meet Group are our ability to attract and retain users and to monetize those users. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our executive compensation program is structured to avoid excessive risk taking by our executives and to avoid taking risks that are reasonably likely to have a material adverse effect on The Meet Group. Our executive compensation program has the following risk-limiting characteristics:

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

Stockholder Communications

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at The Meet Group, Inc., Attention: Corporate Secretary, 100 Union Square Drive, New Hope, Pennsylvania 18938, or by visiting The Meet Group’s website at http://ir.themeetgroup.com/CustomPage/Index?KeyGenPage=1073752493. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our directors and employees which is posted on our website at http://ir.themeetgroup.com/CustomPage/Index?KeyGenPage=1073752493. The corporate website is not incorporated into this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Geoffrey Cook, our Chief Financial Officer, James Bugden, and each of our two next most highly-compensated executive officers serving at the end of 2019 whose compensation exceeded $100,000, to whom we refer to collectively as our “Named Executive Officers.” Our Named Executive Officers for 2019 were Messrs. Cook and Bugden, Frederic Beckley, our General Counsel and Executive Vice President, Business Affairs and Michael Johnson, our Senior Vice President, Strategic Planning and Treasury. In August 2019, Mr. Johnson transitioned into the newly-created position of Senior Vice President, Strategic Planning and Treasury, and no longer served as our Chief Accounting Officer.

Executive Summary

2019 Business Performance

In 2019, we delivered solid results across our business while executing on our vision to create meaningful connections for our users through a powerful live video platform (“Live”). Our 2019 results reflect the meaningful progress we have made transforming our business, including the following accomplishments:

•	we more than doubled video revenue, launched new growth initiatives and further strengthened our safety leadership through new products and partner collaboration;

•	total revenue was $211.7 million in 2019, a 19% increase from total revenue of $178.6 million in 2018, driven largely by strong growth in video revenue from Live;

•	net income in accordance with U.S. generally accepted accounting principles (“GAAP”) was $11.3 million in 2019, compared with $1.1 million in 2018;

•	adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $42.2 million in 2019, compared with $32.0 million in 2018;

•	non-GAAP net income was $38.3 million in 2019, compared with $27.5 million in 2018;

•
69% of our revenue was generated from user pay sources in 2019, including subscription and in-app purchases, up from 60% in 2018 and reflecting our progress growing video revenue from Live and acquiring new user communities; and

•	we generated $36.1 million in free cash flow in 2019, compared with $26.1 million in 2018.

Adjusted EBITDA, non-GAAP net income and free cash flow are non-GAAP financial measures. See the appendix to this Amendment for important discussion about the presentation of non-GAAP financial measures, and a reconciliation to their most directly-comparable GAAP financial measures.

2019 Executive Compensation Objectives and Components

The principal objective of our executive compensation programs is to attract, retain and motivate individuals who possess superior knowledge, experience and skills that we believe are important to the advancement of our business. Specifically, our executive compensation programs are designed to attract and retain individuals with exceptional ability and managerial experience and align our Named Executive Officers’ incentives with our corporate strategies, business objectives and the long-term interests of our stockholders.

The components of our compensation programs include base salary, annual performance-based bonuses, long-term equity compensation, severance and change of control benefits. We utilize base salary and annual performance bonuses to incentivize Company and individual performance in relation to competitive market conditions. Equity awards are primarily used to promote long-term stockholder value and employee retention through the use of multi-year vesting schedules that provide an incentive to the executive to remain in the employ of the Company through the end of the vesting period and an incentive to increase the value of our Company over time. Severance and change of control benefits are used to help ensure we retain our executive talent. We believe that our executive compensation practices provide an appropriate mix of short and long-term incentives, minimize risk-taking among our executives and promote achievement of strategic objectives.

In June 2019, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a “say-on-pay vote.” We had significant support from our stockholders with respect to the compensation of our Named Executive Officers (favorable vote of approximately 94%), which is higher than the support we received with respect to the compensation of our Named Executive Officers in 2018. As we continued to evaluate our Named Executive Officer compensation programs throughout 2019, our Compensation Committee took into account the significant support from our stockholders as evidenced by the favorable stockholder vote in 2019. We will continue to assess our executive compensation programs to ensure that they appropriately reflect stockholder value creation.

Stockholder Outreach

We conducted outreach to stockholders during the course of 2019, including around the timing of the 2019 Annual Meeting and the Company’s adoption of that certain Section 382 Tax Benefits Preservation Plan, dated as of October 4, 2019. As part of this outreach, we solicited stockholder feedback on governance and operational topics that were of interest to stockholders. Stockholders did not raise any concerns with our executive compensation programs.

2020 Compensation Actions

On March 5, 2020, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with eHarmony Holding, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Parship Group, GmbH, which is a platform company of ProSiebenSat.1 Media SE’s and General Atlantic Coöperatif U.A.’s jointly-held company NCG - NUCOM GROUP SE (“NuCom”), and Holly Merger Sub, Inc., a wholly-owned subsidiary of Buyer and NuCom solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement as set forth therein.

In contemplation of entering into the Merger Agreement, and contingent upon entering into the Merger Agreement, the Compensation Committee approved full-vesting acceleration of the outstanding restricted stock awards held by the Named Executive Officers, members of the Board and other employees and service providers to occur immediately prior to the consummation of the transactions contemplated by the Merger Agreement.

The Compensation Committee also approved transaction bonus payments for the Named Executive Officers, other than Mr. Cook, and certain other employees, which transaction bonuses shall be paid on the closing of the transactions contemplated in the Merger Agreement, subject to continued employment at the time of payment. Messrs. Bugden, Beckley and Johnson will receive a transaction bonus equal to 50% of his base salary in effect at that time, if he remains employed with the Company until the date the transaction bonuses are payable.

In connection with the transactions contemplated by the Merger Agreement and subject to their consummation, the Company and Mr. Cook entered into two amendments to his employment agreement and an amendment to his performance-based stock unit award agreements, as further discussed below.

Determination of Compensation Elements

In April 2019, our Compensation Committee commissioned F. W. Cook & Co. (“F.W. Cook”), a compensation consulting firm, to conduct an independent analysis of our executive compensation programs. The purpose of the review was to provide a competitive reference on pay levels, performance alignment, incentive design and stockholder considerations. The 2019 peer group represents the same companies as it did in 2018 and consists of 15 U.S.-based media and software companies with the Company’s market capitalization near the group median. In general, all of the companies in our peer group represent companies with which we compete for our executive talent, business and investment. We may replace some of the companies in our peer group with others from time to time as market positions change, suggesting more representative peer companies.

The 2019 comparator companies consist of the following:

●	Care.com Inc.	●	Hortonworks, Inc.	●	MobileIron, Inc.
●	DHI Group, Inc.	●	Limelight Networks, Inc.	●	Overstock.com, Inc.
●	Entercom Communications Corp.	●	LivePerson, Inc.	●	Rubicon Project, Inc.
●	Glu Mobile Inc.	●	Match Group, Inc.	●	XO Group Inc.
●	Hemisphere Media Group, Inc.	●	MINDBODY, Inc.	●	Zix Corporation

In 2019, we used the F.W. Cook independent executive compensation analysis and consulted with F. W. Cook in connection with all compensation actions taken for our Named Executive Officers.

When determining our executive compensation policies in 2019, our Compensation Committee considered recommendations from our Chief Executive Officer, Mr. Cook, regarding the compensation for Named Executive Officers other than himself. Our Compensation Committee has the final authority regarding the overall compensation structure for our Named Executive Officers. As our Chief Executive Officer, Mr. Cook will continue to recommend compensation for our Named Executive Officers other than himself. Mr. Cook does not participate in determining his own compensation.

We believe that our executive compensation programs are structured to avoid excessive risk taking by our executives or taking risks that are reasonably likely to have a material adverse effect on The Meet Group. Our executive compensation programs have the following risk-limiting characteristics:

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

Our executive compensation model emphasizes long-term equity compensation over short-term cash compensation, and performance-based cash compensation over base salaries. The amount of fixed cash compensation (base salary) was approximately 23% of our Named Executive Officers’ target total direct compensation for 2019 and the amount of target total cash compensation was approximately 58% of our Named Executive Officers’ target total direct compensation for 2019. Our Named Executive Officers’ (other than the Chief Executive Officer) target total direct compensation and target total cash compensation for 2019 was below the peer median in the aggregate.

In 2019, our Chief Executive Officer’s target total direct compensation was positioned below the 25th percentile of the peer group and his target total cash compensation was 27% below the median. We believe this position shows the reasonableness of the Chief Executive Officer’s compensation opportunity and alignment with performance.

Base Salaries

Our Compensation Committee generally establishes base salaries for our Named Executive Officers based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies to individuals in similar positions. Due to the fact that there were no base salary increases for our Named Executive Officers in 2018 and to better align their cash compensation with the comparator group median, our Named Executive Officers’ base salaries were increased by 10% in 2019, upon recommendations by F.W. Cook. Following the base salary increases effective May 1, 2019 and based on our comparator group, Mr. Cook’s base salary was 25% below the median, while base salaries for Messrs. Bugden, Beckley and Johnson were between 1% and 14% below the median.

The following table sets forth the base salaries of our Named Executive Officers for the year ended December 31, 2019:

Name	Base Salary Effective (1/1/2019 - 4/30/2019) ($)	Base Salary Effective (5/1/2019 - 12/31/2019) ($)
Geoffrey Cook	357,978	393,776
James Bugden	339,488	373,437
Frederic Beckley	339,488	373,437
Michael Johnson	210,000	231,000

Performance-based Bonuses

The Company has a Management Bonus Plan (“Bonus Plan”) that was established to promote the interests of the Company by creating an annual incentive program to (i) attract and retain key employees who will strive for excellence, and (ii) motivate those individuals to set and achieve above-average objectives by providing them with rewards for contributions to the financial performance of the Company. The Compensation Committee believes annual performance-based compensation is an effective tool to incentivize key employees.

The individual bonus awards payable to the participants in the Bonus Plan for a plan year is based on criteria determined by the Compensation Committee. Under the Bonus Plan, the criteria include (i) the Company’s achievement of specified Revenue (defined below) goals determined by the Compensation Committee in its sole discretion and (ii) the Company’s achievement of specified Adjusted EBITDA (defined below) goals determined by the Compensation Committee in its sole discretion. The Compensation Committee determines the target goals and relative weighting of the goals in its sole discretion.

In choosing the performance criteria for the 2019 bonuses, the Compensation Committee determined that Revenue and Adjusted EBITDA were the best indicators of the Company’s success in 2019. For our Named Executive Officers, 50% of the bonus was based on achievement of the Revenue target and 50% was based on achievement of the Adjusted EBITDA target. Upon partial achievement of the applicable Revenue and Adjusted EBITDA goals, and provided that threshold performance was met, the bonus amounts would be pro-rated in accordance with the formulas determined by the Compensation Committee.

Upon a recommendation by F. W. Cook, the target performance-based bonuses under the Bonus Plan were increased by 20% for Mr. Cook, 10% for Messrs. Bugden, Beckley and Johnson to better align target cash compensation to the median against our comparator group.  In connection with Mr. Johnson commencing his new role as Senior Vice President, Strategic Planning and Treasury in August 2019, Mr. Johnson’s target performance-based bonus was reduced to 40%, resulting in an overall 2019 target performance-based bonus of 52% for 2019.

In 2019, we had total Revenue of $211.7 million, a 19% increase from 2018 total Revenue of $178.6 million. The Company’s Adjusted EBITDA in 2019 was $42.2 million, compared with $32.0 million in 2018. 2019 Revenue resulted in 98% of the applicable weighted portion of each executive’s bonus being paid and the 2019 Adjusted EBITDA resulted in approximately 86% of the applicable weighted portion of each executive’s bonus being paid, for a total payout under the plan at 93% of target for our Named Executive Officers.

In February 2019, the Compensation Committee set performance-based annual bonus targets and paid performance-based bonuses in the following amounts in February 2020, based on actual 2019 performance results:

Name	Target Bonus as Percentage of Base Salary (%)	Target Bonus ($)	Actual Bonus Paid ($)
Geoffrey Cook	100	393,776	366,929
James Bugden	60	224,062	208,786
Frederic Beckley	60	224,062	208,786
Michael Johnson	52	120,753	112,520

“Revenue,” for purposes of the Bonus Plan, generally means the total dollar amount of revenue generated by the Company for products sold or services provided during a specified plan year in accordance with GAAP. “Adjusted EBITDA,” for purposes of the Bonus Plan, generally means net income (or loss) before interest expense, benefit from or provision for income taxes, depreciation and amortization expense, stock-based compensation expense, non-recurring acquisition, restructuring or other expenses, gain or loss on foreign currency transactions, gain or loss on sale of disposal of assets, bad debt expense outside the normal range and goodwill and long-lived asset impairment charges. In determining whether the Company has achieved an Adjusted EBITDA target, certain bonus accruals under the Bonus Plan are included, and certain costs, as well as revenue and Adjusted EBITDA from acquired entities, and all items of gain, loss or expense for such fiscal year determined to be extraordinary or unusual in nature or infrequent in occurrence, or related to the disposal of a segment of a business, are excluded.

Equity Compensation

We maintain The Meet Group, Inc. 2018 Omnibus Incentive Plan (“2018 Plan”), which permits the Compensation Committee to award various types of equity-based awards. We also maintain The Meet Group, Inc. 2012 Omnibus Incentive Plan, which was adopted in June 2012 and amended and restated in August 2014 and December 2016 (“2012 Omnibus Incentive Plan”). No new awards have been or may be granted under the 2012 Omnibus Incentive Plan following the effective date of the 2018 Plan, which was June 1, 2018. Equity incentives form an integral part of the compensation paid to our Named Executive Officers.

Performance-based stock unit awards were granted to our Named Executive Officers in April 2019 in the amounts set forth below. Except in the event of certain terminations of employment or a change of control during the performance period, performance-based stock unit awards vest in their entirety on the third anniversary of their grant date (rather than yearly and monthly, as our time-based stock options did) depending on the Company’s total stockholder return (“TSR”) compared with members of the Russell 2000 index over the course of that three-year period, and the Company’s absolute TSR over the same period. None of the performance-based stock unit awards will vest if the Company’s TSR ranks at or below the 30th percentile. In that case, all of the performance-based stock unit awards will be forfeited. If the Company’s absolute TSR is negative, the number of shares earned will be capped at target, even if the relative TSR is greater than target. Performance-based stock unit awards’ share payouts, if any, range from a threshold of 33% to a maximum of 170%. The Company chose TSR as the performance metric plan to replace its time-based stock option plan because we believe TSR best represents stockholder value creation and provides our senior management with incentives to drive meaningful performance changes. The three-year performance period was chosen to allow a reasonable timeframe for value creation.

In April 2019, we granted restricted stock awards to our Named Executive Officers. The restricted stock awards vest over three years in three equal, annual installments on the first, second and third anniversaries of the date of grant.

Based on grant date fair value, approximately 50% of the annual equity compensation granted to Mr. Cook was in the form of restricted stock awards and 50% was in the form of performance-based stock unit awards. Annual equity compensation granted in the form of restricted stock awards and performance-based stock unit awards were split 60% and 40%, respectively, for Messrs. Bugden, Beckley and Johnson, to align with peer practices for the Chief Executive Officer’s direct reports. We believe restricted stock awards and performance-based stock unit awards provide a strong incentive to increase stockholder value because they directly align our Named Executive Officer’s interests with those of stockholders. We believe our executive compensation programs provide a real incentive to our executive officers to create long-term stockholder value.

F.W. Cook recommended modest equity grant increases to better align target total direct compensation closer to near the median of our comparator group. The actual restricted stock awards and performance-based stock unit awards granted to our Named Executive Officers in 2019 are set forth in the table below:

Named Executive Officer	Shares Subject to Restricted Stock Awards (#)	Shares Subject to Performance-based Stock Units (#)
Geoffrey Cook	202,500	202,500
James Bugden	78,000	52,000
Frederic Beckley	78,000	52,000
Michael Johnson	21,600	14,400

Each of our Named Executive Officers, other than Mr. Cook, is a party to a vesting agreement that provides enhanced vesting terms for cash and equity awards (“Vesting Agreement”). With the exception of the performance-based stock unit awards granted in 2018 and 2019, the terms of the Vesting Agreement supersede any contrary provisions less favorable to the executive contained in any compensation or benefit plan, grant agreement relating to the equity-based awards and cash-based awards or other agreement between the executive and the Company or its successor. As more fully explained below under “Vesting Agreement,” the Vesting Agreement implements double-trigger vesting with respect to the Named Executive Officers’ outstanding equity awards and cash-based awards, and provides certain protections in the event awards assumed by the Company’s successor in a change of control lose value following the change of control. The Compensation Committee believes the Vesting Agreement is in the best interest of the Company and its stockholders. The Vesting Agreement was implemented in 2016 in order to incentivize the Named Executive Officers to continue providing services in the event of a change of control or anticipated change of control of the Company.

Employment Agreements

We have employment agreements with Messrs. Cook, Bugden, Beckley and Johnson, each of which provides for severance and other benefits upon certain types of employment termination events. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package. The employment agreements are more fully explained below under “Potential Payments upon Termination or Change-In-Control.”

Perquisites

We do not have programs for providing personal benefit perquisites to Named Executive Officers.

Broad-based Programs

Our Named Executive Officers are eligible to participate in our broad-based group health, dental, life and disability plans and 401(k) savings plan offered to all full time employees of the Company. There was a matching contribution provided by the Company during 2019. The following table sets forth these amounts for our Named Executive Officers in 2019:

Named Executive Officer	401(k) Plan Company Match ($)
Geoffrey Cook	11,000
James Bugden	11,200
Frederic Beckley	12,379
Michael Johnson	11,195

Stock Ownership Guidelines

The Board adopted a stock ownership policy, effective December 20, 2016 (“Ownership Policy”). The Ownership Policy provides that the members of the Board and executive officers of the Company are expected to own shares of Company common stock pursuant to the following valuation requirements:

•	members of the Board must own four times the annual base retainer;

•	the Chief Executive Officer must own four times base salary; and

•	other executive officers must own one times base salary.

Individuals subject to the Ownership Policy have a five-year period in which to comply with the relevant ownership requirement. When evaluating compliance, fully-owned shares, shares held in trust, shares held in retirement accounts and time-vested restricted stock awards (both vested and unvested) will be counted; performance-contingent equity awards and options to purchase Company common stock will not be counted.

If an individual subject to the Ownership Policy is not in compliance after five years, he or she should retain 50% of after-tax profit shares following option exercises and restricted stock vesting until in compliance with the Ownership Policy, after which this retention requirement will cease. If such individual falls out of compliance after achieving it, the retention requirement will thereafter apply until compliance is again achieved. There are no sanctions for non-compliance, and an affected individual will not be required to purchase shares of Company common stock in the open market. As of the date of this Amendment, all executive officers and members of the Board are in compliance with the Ownership Policy.

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

Clawback Policy

In April 2018, the Company adopted a formal clawback policy. The policy provides that in the event of a material restatement of the Company’s financial statements, the Board (or a committee designated by the Board) will review the incentive compensation (including cash and equity compensation awards) that was paid or awarded with respect to the period to which the restatement relates, to the Company’s current and former executive officers (including Named Executive Officers) who engaged in fraud or other misconduct that resulted in the restatement. To the extent the Board or designated committee deems appropriate, the Board or such committee may seek the recoupment or forfeiture of such incentive-based compensation (including all types of cash and equity compensation awards) paid or awarded to the officer in excess of the amount that would have been paid or awarded to the officer under the Company’s restated financial statements. The demand for recoupment or forfeiture must be made not later than three years following the payment or award, as applicable, of the incentive compensation.

Compensation Adviser Independence

The Compensation Committee worked directly with F. W. Cook to conduct a review of the Company’s compensation programs. F. W. Cook reported directly to the Compensation Committee and all work conducted by F.W. Cook for the Company is on behalf, and under the direction and the authority, of the Compensation Committee.

The Compensation Committee engaged F. W. Cook to provide executive compensation analyses using peer group proxy data. F. W. Cook provides no services to the Company other than the foregoing consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. After examining whether there was a conflict of interest present between the Company and F. W. Cook, the Compensation Committee concluded that F. W. Cook had no conflicts of interest during 2019. In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

Tax Considerations

For the 2019 year, Section 162(m) of the Internal Revenue Code (“IRC”) generally disallows a publicly-held corporation’s tax deduction for compensation in excess of $1.0 million in any year paid to its Chief Executive Officer, Chief Financial Officer, the next three most highly-compensated executive officers and any such “covered employee” for a year after 2016. As in prior years, while deductibility of executive compensation for U.S. federal income tax purposes is among the factors the Compensation Committee considers when structuring our executive compensation arrangements, it is not the sole or primary factor considered. We continue to retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” required by SEC regulations. Based on its review and discussions, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment.

Christopher Fralic (Chair)
Jean Clifton
Members of the Compensation Committee

Compensation Tables

The following tables set forth the compensation paid to our Chief Executive Officer and our Chief Financial Officer during 2019 and our two next most highly-compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, and who we refer to as our Named Executive Officers for 2019:

Summary Compensation Table

The following table sets forth the total compensation earned by or granted to our Named Executive Officers in 2019, 2018 and 2017:

Name of Principal Position (a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)		Option Awards ($)(f)(2)		Non-equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)(20)	Total ($)(j)
Geoffrey Cook	2019	384,826	2,310,525	(3)	—		366,929	(17)	28,457	3,090,737
Chief Executive Officer	2018	357,978	1,206,869	(4)	—		572,765	(18)	32,907	2,170,519
	2017	354,509	474,374	(5)	829,764	(13)	190,421	(19)	31,527	1,880,595

James Bugden	2019	364,950	729,300	(6)	—		208,786	(17)	21,546	1,324,582
Chief Financial Officer	2018	339,488	602,464	(7)	—		339,488	(18)	22,273	1,303,713
	2017	301,351	950,974	(8)	867,375	(14)	155,409	(19)	20,573	2,295,682

Frederic Beckley	2019	364,950	729,300	(6)	—		208,786	(17)	21,075	1,324,111
General Counsel and Executive Vice President, Business Affairs	2018	339,488	602,464	(7)	—		339,488	(18)	20,467	1,301,907
	2017	323,618	440,597	(9)	391,496	(15)	112,866	(19)	20,729	1,289,306

Michael Johnson	2019	225,750	201,960	(10)	—		112,520	(17)	26,922	567,152
Senior Vice President, Strategic Planning and Treasury	2018	210,000	171,024	(11)	—		210,000	(18)	29,281	620,305
	2017	192,577	177,829	(12)	74,699	(16)	61,887	(19)	27,807	534,799

(1)	Represents cash compensation for salary.

(2)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) and the recently-revised SEC disclosure rules. The amounts in the column titled “Option Awards” represent awards that were paid in the form of stock options and do not reflect the actual amount that may be realized by the Named Executives Officers.

(3)
Includes a restricted stock award of 202,500 shares of Company common stock, which vests in equal increments on April 4, 2020, 2021 and 2022. Includes a performance-based stock unit award of 202,500 shares, with a grant date fair value of $6.18 per share, of Company common stock with share payouts ranging from 0 to 344,250 shares of Company common stock. The performance-based stock unit award vests on April 4, 2022.

(4)
Includes a restricted stock award of 163,000 shares of Company common stock, which vests in equal increments on June 13, 2018, 2019 and 2020. Includes a performance-based stock unit award of 178,000 shares, with a grant date fair value of $2.94 per share, of Company common stock with share payouts ranging from 0 to 302,600 shares of Company common stock. The performance-based stock unit award vests on April 9, 2021.

(5)	Includes a restricted stock award of 91,578 shares of Company common stock, which vests in equal increments on May 9, 2018, 2019 and 2020.

(6)
Includes a restricted stock award of 78,000 shares of Company common stock, which vests in equal increments on April 4, 2020, 2021 and 2022. Includes a performance-based stock unit award of 52,000 shares, with a grant date fair value of $6.18 per share, of Company common stock with share payouts ranging from 0 to 88,400 shares of Company common stock. The performance-based stock unit award vests on April 4, 2022.

(7)
Includes a restricted stock award of 76,000 shares of Company common stock, which vests in equal increments on June 13, 2018, 2019 and 2020. Includes a performance-based stock unit award of 96,500 shares, with a grant date fair value of $2.94 per share, of Company common stock with share payouts ranging from 0 to 164,050 shares of Company common stock. The performance-based stock unit award vests on April 9, 2021.

(8)
Includes a restricted stock award of 150,000 shares of Company common stock, which vests in equal increments on February 1, 2018, 2019 and 2020, a restricted stock award of 20,870 shares of Company common stock, which vests on April 20, 2018 and a restricted stock award of 47,072 shares of Company common stock, which vests on December 13, 2018.

(9)
Includes a restricted stock award of 20,870 shares of Company common stock, which vests on April 20, 2018, a restricted stock award of 41,626 shares of Company common stock, which vests in equal increments on May 9, 2018, 2019 and 2020 and a restricted stock award of 47,072 shares of Company common stock, which vests on December 13, 2018.

(10)
Includes a restricted stock award of 21,600 shares of Company common stock, which vests in equal increments on April 4, 2020, 2021 and 2022. Includes a performance-based stock unit award of 14,400 shares, with a grant date fair value of $6.18 per share, of Company common stock with share payouts ranging from 0 to 24,480 shares of Company common stock. The performance-based stock unit award vests on April 4, 2022.

(11)
Includes a restricted stock award of 21,500 shares of Company common stock, which vests in equal increments on June 13, 2018, 2019 and 2020. Includes a performance-based stock unit award of 27,500 shares, with a grant date fair value of $2.94 per share, of Company common stock with share payouts ranging from 0 to 46,750 shares of Company common stock. The performance-based stock unit award vests on April 9, 2021.

(12)
Includes a restricted stock award of 10,435 shares of Company common stock, which vests on April 20, 2018, a restricted stock award of 17,600 shares of Company common stock, which vests in equal increments on May 19, 2018, 2019 and 2020, a restricted stock award of 7,500 shares of Company common stock, which vests in equal increments on November 13, 2018, 2019 and 2020 and a restricted stock award of 8,559 shares of Company common stock, which vests on December 13, 2018.

(13)
Includes 226,885 10-year stock options exercisable at $5.18 per share, which vests as to one-third on May 9, 2018, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 9, 2018.

(14)
Includes 250,000 10-year stock options exercisable at $4.84 per share, which vests as to one-third on February 1, 2018, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being March 1, 2018.

(15)
Includes 107,048 10-year stock options exercisable at $5.18 per share, which vests as to one-third on May 9, 2018, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 9, 2018.

(16)
Includes 17,000 10-year stock options exercisable at $4.66 per share, which vests in equal increments on May 19, 2018, 2019 and 2020 and 12,500 10-year stock options exercisable at $2.23 per share, which vests in equal increments on November 13, 2018, 2019 and 2020.

(17)	Represents bonus amounts earned for services performed in 2019, pursuant to the Bonus Plan, as described under “Performance-based Bonuses” in the “Compensation Discussion and Analysis.”

(18)	Represents bonus amounts earned for services performed in 2018 pursuant to the 2018 Bonus Plan.

(19)	Represents bonus amounts earned for services performed in 2017 pursuant to the 2017 Bonus Plan.

(20)
The amounts in this column include company matching contributions under the Company’s 401(k) Plan, and Company-paid health, dental, life and disability insurance premiums. Such amounts for 2019, 2018 and 2017 are set forth in the following table:

Named Executive Officer	Year	401(k) Plan Company Match ($)	Health and Dental Insurance Premiums ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Geoffrey Cook	2019	11,000	11,002	78	6,377
	2018	11,000	15,116	84	6,707
	2017	10,800	13,942	78	6,707

James Bugden	2019	11,200	4,411	78	5,857
	2018	10,800	5,202	84	6,187
	2017	10,800	4,030	72	5,671

Frederic Beckley	2019	12,379	—	78	8,618
	2018	11,435	—	84	8,948
	2017	11,704	—	78	8,948

Michael Johnson	2019	11,195	11,002	78	4,647
	2018	11,000	15,116	84	3,081
	2017	10,800	13,942	90	2,975

Grants of Plan Based Awards in 2019

The following table sets forth details regarding plan-based awards granted to our Named Executive Officers in 2019:

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-equity Incentive Plan Awards Target ($)(d)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(i)(2)	Grant Date Fair Value of Stock Awards ($)(l)(3)
Geoffrey Cook	4/4/2019	393,776	202,500	1,251,450
	4/4/2019		202,500	1,059,075

James Bugden	4/4/2019	224,062	52,000	321,360
	4/4/2019		78,000	407,940

Frederic Beckley	4/4/2019	224,062	52,000	321,360
	4/4/2019		78,000	407,940

Michael Johnson	4/4/2019	120,753	14,400	88,992
	4/4/2019		21,600	112,968

(1)
These amounts for Messrs. Cook, Bugden, Beckley and Johnson represent target cash-based incentive awards made to the Named Executive Officers as approved by the Compensation Committee on April 4, 2019 under the Bonus Plan. Each bonus award represented a target payout based on performance percentages if certain Revenue and Adjusted EBITDA goals were met, as described in more detail in the discussion under “Performance-based Bonuses” above. The Bonus Plan provides for a maximum of 200% of the target bonus for performance under the plan. The amounts in the target column (d) represent 100% of Mr. Cook’s 2019 base salary, 60% of Messrs. Bugden’s and Beckley’s 2019 base salary and 52% of Mr. Johnson’s 2019 base salary, which amounts would be earned based on 100% achievement of the performance goals. To the extent earned, the bonuses under the Bonus Plan are reported in the Non-equity Incentive Plan Awards column (g) in the “Summary Compensation Table.”

(2)
The performance-based stock unit awards were granted to all Named Executive Officers on April 4, 2019 and vest on April 4, 2022. The performance-based stock unit awards were granted under the 2018 Plan with a grant date fair value of $6.18 per share. The restricted stock awards were granted to all Named Executive Officers on April 4, 2019 and vest in three equal increments on April 4 of 2020, 2021 and 2022. The restricted stock awards were granted under the 2018 Plan.

(3)
The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently-revised SEC disclosure rules. These amounts represent equity-based awards that are in the form of shares or options to purchase shares of Company common stock and do not reflect the actual amount that may be realized by the Named Executives Officers.

Outstanding Equity Awards at 2019 Fiscal Year End

Listed below is information with respect to unexercised options and restricted stock awards that have not vested with respect to equity incentive awards granted to each of our Named Executive Officers as of December 31, 2019. All equity incentive awards granted prior to June 1, 2018 were granted under the 2012 Omnibus Incentive Plan. All equity incentive awards granted after June 1, 2018 were granted under the 2018 Plan. Such information as of December 31, 2019 is set forth in the following table:

		Option Awards					Stock Awards
Name (a)	Grant Date	No. of Securities Underlying Unexercised Options Exercisable (#)(b)	No. of Securities Underlying Unexercised Options Unexercisable (#)(c)		Option Exercise Price ($)(e)	Option Expiration Date (f)	No. of Shares or Units of Stock that have not Vested (#)(g)		Market Value of Shares or Units of Stock that have not Vested ($)(h)
Geoffrey Cook	11/10/2011	450,000	—		4.24	11/10/2021	—		—
	5/7/2014	149,100	—		3.09	5/7/2024	—		—
	4/17/2015	420,000	—		1.76	4/17/2025	—		—
	4/26/2016	246,000	—	(1)	3.28	4/26/2026	—		—
	5/9/2017	195,373	31,512	(2)	5.18	5/9/2027	—		—
	5/9/2017	—	—		—	N/A	30,526	(7)	152,935
	4/9/2018	—	—		—	N/A	178,000	(8)	1,516,026
	6/13/2018	—	—		—	N/A	108,667	(9)	544,422
	4/4/2019	—	—		—	N/A	202,500	(10)	273,922
	4/4/2019	—	—		—	N/A	202,500	(11)	1,014,525

James Bugden	2/1/2017	166,667	83,333	(3)	4.84	2/1/2027	—		—
	2/1/2017	—	—		—	N/A	50,000	(12)	250,500
	4/9/2018	—	—		—	N/A	96,500	(8)	821,891
	6/13/2018	—	—		—	N/A	50,667	(9)	253,842
	4/4/2019	—	—		—	N/A	52,000	(10)	70,340
	4/4/2019	—	—		—	N/A	78,000	(11)	390,780

Frederic Beckley	1/1/2012	130,000	—		3.32	1/1/2022	—		—
	5/7/2014	13,055	—		3.09	5/7/2024	—		—
	4/17/2015	77,291	—		1.76	4/17/2025	—		—
	4/26/2016	79,200	—	(1)	3.28	4/26/2026	—		—
	5/9/2017	92,180	14,868	(2)	5.18	5/9/2017	—		—
	5/9/2017	—	—		—	N/A	13,875	(7)	69,514
	4/9/2018	—	—		—	N/A	96,500	(8)	821,891
	6/13/2018	—	—		—	N/A	50,667	(9)	253,842
	4/4/2019	—	—		—	N/A	52,000	(10)	70,340
	4/4/2019	—	—		—	N/A	78,000	(11)	390,780

Michael Johnson	5/21/2014	11,667	—		1.90	5/21/2024	—		—
	5/6/2015	25,833	—		1.64	5/6/2025	—		—
	4/26/2016	20,700	—	(4)	3.28	4/26/2026	—		—
	5/19/2017	11,333	5,667	(5)	4.66	5/19/2027	5,867	(13)	29,394
	11/13/2017	8,333	4,167	(6)	2.23	11/13/2027	2,500	(14)	12,525
	4/9/2018	—	—		—	N/A	27,500	(8)	234,218
	6/13/2018	—	—		—	N/A	14,333	(9)	71,808
	4/4/2019	—	—		—	N/A	14,400	(10)	19,479
	4/4/2019	—	—		—	N/A	21,600	(11)	108,216

(1)	The option awards vest as to one-third on April 26, 2017, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being May 26, 2017.

(2)	The option awards vest as to one-third on May 9, 2018, and the balance vests over a two-year period in equal monthly increments with the first monthly vesting date being June 9, 2018.

(3)	The option awards vest in equal increments on February 1, 2018, 2019 and 2020.

(4)	The option awards vest in equal increments on April 26, 2017, 2018 and 2019.

(5)	The option awards vest in equal increments on May 19, 2018, 2019 and 2020.

(6)	The option awards vest in equal increments on November 13, 2018, 2019 and 2020.

(7)	The restricted stock awards vest in equal increments on May 9, 2018, 2019 and 2020.

(8)	The performance-based stock unit awards vest on April 9, 2021.

(9)	The restricted stock awards vest in equal increments on June 13, 2019, 2020 and 2021.

(10)	The performance-based stock unit awards vest on April 4, 2022.

(11)	The restricted stock awards vest in equal increments on April 4, 2020, 2021 and 2022.

(12)	The restricted stock awards vest in equal increments on February 1, 2018, 2019 and 2020.

(13)	The restricted stock awards vest in equal increments on May 19, 2018, 2019 and 2020.

(14)	The restricted stock awards vest in equal increments on November 13, 2018, 2019 and 2020.

Option Exercises and Stock Vested in 2019

The following table sets forth information regarding option exercises and stock award vesting for our Named Executive Officers in 2019:

	Option Awards		Stock Awards
Named Executive Officer (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise (c)	Number of Shares Acquired on Vesting (#)(d)(1)		Value Realized on Vesting ($)(e)
Geoffrey Cook	—	—	117,859	(1)	500,547
James Bugden	—	—	75,333	(2)	372,132
Frederic Beckley	—	—	49,209	(3)	202,187
Michael Johnson	—	—	22,433	(4)	99,404

(1)
Includes a restricted stock award of 99,000 shares that vested as to one-third on April 26, 2019, representing 33,000 shares vesting on April 26, 2019. Includes a restricted stock award of 91,578 shares that vested as to one-third on May 9, 2019, representing 30,526 shares vesting on May 9, 2019, with the balance vesting on May 9, 2020. Includes a restricted stock award of 163,000 shares that vested as to one-third on June 13, 2019, representing 54,333 shares vesting on June 13, 2019, with the balance vesting on June 13, 2020 and June 13, 2021.

(2)
Includes a restricted stock award of 150,000 shares that vested as to one-third on February 1, 2019, representing 50,000 shares vesting on February 1, 2019, with the balance vesting on February 1, 2020. Includes a restricted stock award of 76,000 shares that vested as to one-third on June 13, 2019, representing 25,333 shares vesting on June 13, 2019, with the balance vesting on June 13, 2020 and June 13, 2021.

(3)
Includes a restricted stock award of 30,000 shares that vested as to one-third on April 26, 2019, representing 10,000 shares vesting on April 26, 2019. Includes a restricted stock award of 41,626 shares that vested as to one-third on May 9, 2019, representing 13,875 shares vesting on May 9, 2019, with the balance vesting on May 9, 2020. Includes a restricted stock award of 76,000 shares that vested as to one-third on June 13, 2019, representing 25,333 shares vesting on June 13, 2019, with the balance vesting on and June 13, 2020 and June 13, 2021.

(4)
Includes a restricted stock award of 20,700 shares that vested as to one-third on April 26, 2019, representing 6,900 shares vesting on April 26, 2019. Includes a restricted stock award of 17,600 shares that vested as to one-third on May 19, 2019, representing 5,866 shares vesting on May 19, 2019, with the balance vesting on May 19, 2020. Includes a restricted stock award of 7,500 shares that vested as to one-third on November 13, 2019, representing 2,500 shares vesting on November 13, 2019, with the balance vesting on November 13, 2020. Includes a restricted stock award of 21,500 shares that vested as to one-third on June 13, 2019, representing 7,167 shares vesting on June 13, 2019, with the balance vesting on June 13, 2020 and June 13, 2021.

Chief Executive Officer Pay Ratio

Item 402(u) of Regulation S-K requires us to disclose the annual total compensation of Geoffrey Cook, our Chief Executive Officer, the annual total compensation of a median employee, and their ratio to each other (i.e., our Chief Executive Officer pay ratio). For our 2019 fiscal year, we estimate that these amounts were as follows:

•	Mr. Cook’s annual total compensation - $3,062,280;

•	our median employee’s annual total compensation - $76,267; and

•	ratio of Mr. Cook’s annual total compensation to our median employee’s annual total compensation - 40:1.

For purposes of this calculation, Mr. Cook’s annual total compensation is the total of salary, stock awards, option awards and non-incentive plan compensation as shown in the Summary Compensation Table and the annual total compensation of our median employee was determined in the same manner. To determine our median employee, we took into account the following compensation elements, which we determined are the most commonly used elements of compensation for our employees worldwide:

•	annualized salary as of December 31, 2019;

•	cash bonus earned in fiscal year 2019 and paid in 2020; and

•	grant date fair value of equity awards granted in fiscal year 2019.

Our calculation of the median employee included all employees, including full-time, part-time, and foreign employees, employed by us and our subsidiaries as of December 31, 2019. The compensation of permanent employees who were not employed for the entire year, such as new hires, was annualized. We applied a currency exchange rate for employees not paid in U.S. dollars using a 12-month average. We determined the compensation of our median employee by (i) calculating the annual compensation described above for each of our employees and (ii) ranking the annual compensation of all employees except for the Chief Executive Officer from lowest to highest.

Pension Benefits

The Company does not provide pension benefits.

Non-qualified Deferred Compensation

The Company does not have non-qualified deferred compensation plans in which our Named Executive Officers participate.

Potential Payments upon Termination or Change of Control

Material Terms of Named Executive Officer Employment Agreements and Post-employment Considerations

We have employment agreements with each of our Named Executive Officers, each of which provides for severance and other benefits upon certain types of employment termination events. We enter into employment agreements with our key executives, including the Named Executive Officers, as part of a competitive compensation and retention package. The employment agreements are more fully explained below under each Named Executive Officers’ employment agreement.

Geoffrey Cook’s Employment Agreement

Effective as of July 19, 2011, we entered into an employment agreement with our then Chief Operating Officer and President of the Consumer Internet Division, Geoffrey Cook. The employment agreement was amended effective March 6, 2013, effective August 8, 2013, and again effective November 11, 2016. In connection with the transactions contemplated by the Merger Agreement, and subject to the consummation of such transactions, the employment agreement was further amended in March 2020 as described below. Mr. Cook was promoted to Chief Executive Officer of the Company, effective March 11, 2013.

In addition to the base salary and performance-based bonus described above in the “Compensation Discussion and Analysis,” during the term of the employment agreement, Mr. Cook is entitled to participate in all health, life, disability, insurance and other benefit programs that the Company may offer to other key executives of the Company from time to time. Mr. Cook is entitled to six weeks of paid time off per calendar year (in addition to holidays), provided that no more than two weeks of paid time off can be used in any calendar month.

The employment agreement provides that in the event that the Company terminates Mr. Cook’s employment without cause (other than on account of death, disability or retirement) or Mr. Cook terminates his employment for good reason, in either case, whether before or after a change of control, then the Company is obligated to pay or provide Mr. Cook (i) a lump sum amount equal to all compensation payable for services rendered to the Company, including unused vacation time and earned bonus, that was accrued and unpaid as of the date of termination of employment, (ii) a lump sum amount equal to two times Mr. Cook’s base salary, plus two times his target bonus, as each is in effect as of the date of termination, (iii) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights or other share-based awards granted to Mr. Cook by the Company, which such exercisable awards shall remain exercisable for two years following such termination and (iv) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment (or, if not permitted under the applicable plans, or if the benefits under the applicable plans are materially reduced, six months of substantially similar benefits for Mr. Cook and his dependents), provided that such continued benefits will cease if Mr. Cook becomes eligible for benefits with a subsequent employer. The employment agreement provides that if the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the IRC, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the IRC, if such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction; if not, then no reduction applies.

If Mr. Cook’s employment is terminated by the Company without cause or by Mr. Cook for good reason, then Mr. Cook will be subject to non-competition and non-solicitation of customers and employees covenants for six months following termination. In connection with the transactions contemplated by the Merger Agreement and subject to their consummation, Mr. Cook’s employment agreement was amended to provide that in the event Mr. Cook’s employment is terminated by the Company without cause or by Mr. Cook for good reason following the consummation of the transactions, Mr. Cook will be subject to non-competition and non-solicitation covenants for 18 months following such termination. In the event Mr. Cook violates such covenants and does not cure any such violation, all severance payments under the employment agreement will cease and Mr. Cook will be required to repay any severance already paid to him.

The employment agreement provides that in the event that Mr. Cook’s employment is terminated on account of death, the Company is obligated to pay or provide Mr. Cook’s estate (a) a lump sum amount equal to the sum of all earned but unpaid base salary, three months of Mr. Cook’s base salary and bonus payments and a pro-rata portion of his target bonus as in effect immediately prior to termination, (b) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights or other share-based awards granted to Mr. Cook by the Company, which exercisable awards shall remain exercisable for two years following such termination and (c) three months of continued benefits under the Company’s health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment for Mr. Cook’s eligible dependents. If Mr. Cook’s employment is terminated on account of Mr. Cook’s disability, the Company is obligated to pay or provide Mr. Cook with (1) a lump sum amount equal to the sum of all earned but unpaid base salary, (2) full vesting and exercisability of all stock options, restricted stock awards, restricted stock units, stock appreciation rights or other share-based awards granted to Mr. Cook by the Company, which exercisable awards shall remain exercisable for two years following such termination and (3) 12 months of continued benefits for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, if permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment. Mr. Cook will be subject to the Company’s non-competition and non-solicitation of employees and customers policies under the employment agreement for a period of 12 months following termination on account of disability.

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

For purposes of the employment agreement for Mr. Cook, “cause” generally means the executive’s (i) willful misconduct or gross negligence that is not cured within 60 days following notice, (ii) conviction of a felony involving moral turpitude or (iii) a material act of dishonesty or breach of trust resulting or intended to result directly or indirectly in personal gain or enrichment at the expense of the Company, and “good reason” generally means (a) the Company materially breaches the employment agreement, (b) a material diminution in base compensation (other than an across-the-board reduction), (c) a material diminution in executive’s authority, duties or responsibilities or (d) the Company requires the executive, without his consent, to relocate his office more than 75 miles from the current location.

In connection with the transactions contemplated by the Merger Agreement and subject to their consummation, Mr. Cook’s employment agreement was further amended to clarify that good reason shall not include the fact of the Company’s equity ceasing to be publicly traded following the consummation of the transactions or any attendant changes to the Mr. Cook’s duties or responsibilities solely and directly resulting from the Company ceasing to be a publicly-traded company. Additionally, the definition of good reason in Mr. Cook’s employment agreement was amended to provide that good reason shall not include the fact of Mr. Cook reporting to the board of directors of an entity other than the Buyer as set forth in the Merger Agreement.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2019 for Mr. Cook under the terms of his amended employment agreement and applicable equity award agreements, assuming that the Company does not pay severance to enforce the restrictive covenants following a termination for cause or without good reason:

Termination	Salary ($)(1)	Bonus ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	787,552	787,552	—	3,501,830	11,002	5,087,936
Termination for good reason	787,552	787,552	—	3,501,830	11,002	5,087,936
Termination by death	98,444	98,444	393,776	3,618,187	2,751	4,211,602
Termination by disability	—	—	—	3,618,187	11,002	3,629,189
Termination in connection with a change of control	787,552	787,552	—	3,501,830	11,002	5,087,936
Change of control (5)	—	—	—	3,501,830	—	3,501,830

(1)
Represents 24 months of base salary and target bonus, payable in a lump sum. With respect to the base salary payable upon termination due to death, the amount represents three months of base salary. The bonus calculation for termination by death represents the annual bonus target, prorated for three months.

(2)	Represents a pro-rated target bonus based on the number of days Mr. Cook was employed with the Company in 2019 (365 days), payable in a lump sum.

(3)
The amount represents the value of full acceleration of Mr. Cook’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards, which vest in full upon a termination of Mr. Cook’s employment without cause, for good reason or on account of death or disability. The amount also includes the value of full acceleration of Mr. Cook’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, upon a termination of employment without cause or for good reason, the performance-based stock unit awards will vest based on actual performance as of the termination date and, upon a termination of employment on account of death or disability, the performance-based stock unit awards will vest in full based on target performance.

(4)
The amount represents the value of continued benefits for 12 months for Mr. Cook and his dependents under the Company’s life, health, accident and disability plans, assuming permitted under those plans, on the same cost-sharing basis as was applicable immediately before termination of employment. Upon termination due to death, amount includes the value of continued benefits for Mr. Cook’s eligible dependents for three months.

(5)
Pursuant to the employment agreement and Mr. Cook’s stock option agreements, Mr. Cook’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, if Mr. Cook’s restricted stock awards are not assumed or substituted in connection with a change of control, the restricted stock awards will become fully vested upon the change of control, and the values set forth above assume the buyer has not assumed or substituted the restricted stock awards in connection with a change of control. In connection with the transactions contemplated by the Merger Agreement, the Compensation Committee approved that all restricted stock awards will become fully vested upon the change of control. The terms of Mr. Cook’s performance-based stock unit awards provide for full vesting on a change of control, based on actual performance. As with our other Named Executive Officers, Mr. Cook is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the IRC apply to any payments or benefits he would receive. If the payments and benefits otherwise payable to Mr. Cook would constitute excess parachute payments within the meaning of Section 280G of the IRC, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the IRC, provided that such reduction would provide Mr. Cook with a greater net after-tax benefit than would no reduction.

James Bugden’s Employment Agreement

Effective March 2, 2018, we entered into an employment agreement with Mr. Bugden as our Chief Financial Officer. The employment agreement has a three-year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.
In addition to the base salary and performance-based bonus described above in the “Compensation Discussion and Analysis,” Mr. Bugden is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior-level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Bugden’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Bugden terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro-rata amount of the target bonus based on the number of days Mr. Bugden was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Bugden would have paid for continued medical and dental coverage as an active employee, for a 12-month period following termination, provided that such reimbursements will cease if Mr. Bugden fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Bugden’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Bugden remained employed through such vesting date. A failure by the Company to renew Mr. Bugden’s employment agreement (for a reason other than cause, death or disability or Mr. Bugden’s resignation without good reason) will be treated as termination of Mr. Bugden’s employment entitling him to the severance benefits described above.
The employment agreement provides that in the event that Mr. Bugden’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Bugden or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro-rata portion of Mr. Bugden’s target bonus, based on the number of days Mr. Bugden was employed during the year of termination, paid in a lump sum.
Mr. Bugden is a party to the Company’s standard Confidential Information and Invention Assignment Agreement, which provides, among standard confidentially and invention assignment restrictions, a 12-month non-solicitation of employees and customers covenant. Mr. Bugden is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Bugden’s termination of employment for any reason.

For purposes of the employment agreements for Messrs. Bugden, Beckley and Johnson (for each of Beckley’s and Johnson’s, as summarized below), “cause” generally means, after having an opportunity to cure, the executive’s (i) commission of a felony, (ii) repeated failure, refusal or neglect to perform his duties to the Company for reasons other than incapacity due to physical or mental illness, (iii) breach of any restrictive covenants or code of business conduct and ethics or (iv) material act of dishonesty or breach of trust or other misconduct, and “good reason” generally means the Company (a) materially breaches the employment agreement, (b) reduces the executive’s base salary, (c) materially diminishes the executive’s authority, duties or responsibilities or the authority, duties or responsibilities of the supervisor to whom the executive is required to report or (d) materially changes the geographic location at which the executive is required to perform services for the Company. In connection with the transactions contemplated by the Merger Agreement and subject to their consummation, Messrs. Bugden’s and Johnson’s employment agreements were amended to clarify that good reason shall not include the fact of the Company’s equity ceasing to be publicly traded following the consummation of the transactions or any attendant changes to the employee’s duties or responsibilities solely and directly resulting from the Company ceasing to be a publicly-traded company.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2019 for Mr. Bugden under the terms of his employment agreement, the Vesting Agreement and applicable equity award agreements:

Termination	Salary ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	373,437	224,062	1,414,078	4,411	2,015,988
Termination for good reason	373,437	224,062	1,414,078	4,411	2,015,988
Termination by death	—	224,062	743,985	—	968,047
Termination by disability	—	224,062	743,985	—	968,047
Termination due to non-renewal	373,437	224,062	1,414,078	4,411	2,015,988
Termination in connection with a change of control (5)	373,437	224,062	1,801,519	4,411	2,403,429
Change of control (6)	—	—	1,801,519	—	1,801,519

(1)	Represents 12 months of base salary, paid in periodic installments in accordance with the Company’s payroll practices.

(2)	Represents Mr. Bugden’s pro-rated target bonus, based on the number of days Mr. Bugden was employed with the Company in 2019 (365 days), payable in a lump sum.

(3)
The amount represents the value of acceleration of Mr. Bugden’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Bugden’s employment agreement, upon a termination of employment without cause, for good reason or on account of non-renewal of the employment agreement, the vesting of Mr. Bugden’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Bugden remained employed through such date. The amount also includes the value of full acceleration of Mr. Bugden’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, upon a termination of employment without cause or for good reason, the performance-based stock unit awards will vest based on actual performance as of such date and, upon a termination of employment on account of death or disability, the performance-based stock unit awards will vest in full based on target performance.

(4)	The amount represents the value of continued medical and dental benefits pursuant to COBRA for 12 months.

(5)
The amount represents the value of full acceleration of Mr. Bugden’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Bugden’s stock option agreements, Mr. Bugden’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, Mr. Bugden’s outstanding restricted stock awards (and all other awards) vest in full if either (i) restricted stock awards are assumed or substituted by the successor company and Mr. Bugden’s employment is terminated upon or within 24 months following a change of control or (ii) restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control. The amount also includes the value of full acceleration of Mr. Bugden’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, the performance-based stock unit awards vest in full upon a change of control or upon a termination of employment without cause or for good reason, in each case, based on actual performance as of the termination date. Pursuant to the Vesting Agreement, if Mr. Bugden incurs a Qualifying Termination during the Vesting Period, Mr. Bugden’s stock options, restricted stock awards and performance-based stock unit awards will vest in full upon such termination of employment. In certain circumstances, Mr. Bugden may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described below under “Vesting Agreements.”

(6)
Pursuant to Mr. Bugden’s stock option agreements, Mr. Bugden’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, if Mr. Bugden’s restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, the restricted stock awards (and all other awards) will become fully vested upon the change of control. In 2020, the Compensation Committee approved that in connection with the transactions contemplated by the Merger Agreement, all restricted stock awards will become fully vested upon the change of control. The terms of Mr. Bugden’s performance-based stock unit awards provide for full vesting on a change of control, based on actual performance. As with our other Named Executive Officers, Mr. Bugden is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the IRC apply to any payments or benefits he would receive.

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
In addition to the base salary and performance-based bonus described above in the “Compensation Discussion and Analysis,” Mr. Beckley is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior-level executives as a group.

The employment agreement provides that in the event that the Company terminates Mr. Beckley’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Beckley terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro-rata amount of the target bonus based on the number of days Mr. Beckley was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Beckley would have paid for continued medical and dental coverage as an active employee, for a 12-month period following termination, provided that such reimbursements will cease if Mr. Beckley fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Beckley’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Beckley remained employed through such vesting date. A failure by the Company to renew Mr. Beckley’s employment agreement (for a reason other than cause, death or disability or Mr. Beckley’s resignation without good reason) will be treated as termination of Mr. Beckley’s employment entitling him to the severance benefits described above.
The employment agreement provides that in the event that Mr. Beckley’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Beckley or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro-rata portion of Mr. Beckley’s target bonus, based on the number of days Mr. Beckley was employed during the year of termination, paid in a lump sum.
Mr. Beckley is a party to the Company’s standard Confidential Information and Invention Assignment Agreement, which provides, among standard confidentially and invention assignment restrictions, a 12-month non-solicitation of employees and customers covenant. Mr. Beckley is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Beckley’s termination of employment for any reason.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2019 for Mr. Beckley under the terms of his employment agreement, the Vesting Agreement and applicable equity award agreements:

Termination	Salary ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	373,437	224,062	1,218,925	—	1,816,424
Termination for good reason	373,437	224,062	1,218,925	—	1,816,424
Termination by death	—	224,062	743,985	—	968,047
Termination by disability	—	224,062	743,985	—	968,047
Termination due to non-renewal	373,437	224,062	1,218,925	—	1,816,424
Termination in connection with a change of control (5)	373,437	224,062	1,606,366	—	2,203,865
Change of control (6)	—	—	1,606,366	—	1,606,366

(1)	Represents 12 months of base salary, paid in periodic installments in accordance with the Company’s payroll practices.

(2)	Represents Mr. Beckley’s pro-rated target bonus, based on the number of days Mr. Beckley was employed with the Company in 2019 (365 days), payable in a lump sum.

(3)
The amount represents the value of acceleration of Mr. Beckley’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Beckley’s employment agreement, upon a termination of employment without cause, for good reason or on account of non-renewal of the employment agreement, the vesting of Mr. Beckley’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Beckley remained employed through such date. The amount also includes the value of full acceleration of Mr. Beckley’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, upon a termination of employment without cause or for good reason, the performance-based stock unit awards will vest based on actual performance as of the termination date and, upon a termination of employment on account of death or disability, the performance-based stock unit awards will vest in full based on target performance.

(4)	Mr. Beckley does not participate in the Company’s medical and dental plans.

(5)
The amount represents the value of full acceleration of Mr. Beckley’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Beckley’s stock option agreements, Mr. Beckley’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, Mr. Beckley’s outstanding restricted stock awards (and all other awards) vest in full if either (i) restricted stock awards are assumed or substituted by the successor company and Mr. Beckley’s employment is terminated upon or within 24 months following a change of control or (ii) restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control. The amount also includes the value of full acceleration of Mr. Beckley’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, the performance-based stock unit awards vest in full upon a change of control or upon a termination of employment without cause or for good reason, in each case, based on actual performance as of such date. Pursuant to the Vesting Agreement, if Mr. Beckley incurs a Qualifying Termination during the Vesting Period, Mr. Beckley’s stock options, restricted stock awards and performance-based stock unit awards will vest in full upon such termination of employment. In certain circumstances, Mr. Beckley may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described below under “Vesting Agreements.”

(6)
Pursuant to Mr. Beckley’s stock option agreements, Mr. Beckley’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, if Mr. Beckley’s restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, the restricted stock awards (and all other awards) will become fully vested upon the change of control. In 2020, the Compensation Committee approved that in connection with the transactions contemplated by the Merger Agreement, all restricted stock awards will become fully vested upon the change of control. The terms of Mr. Beckley’s performance-based stock unit awards provide for full vesting on a change of control, based on actual performance. As with our other Named Executive Officers, Mr. Beckley is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the IRC apply to any payments or benefits he would receive.

Michael Johnson’s Employment Agreement

Effective as of March 2, 2018, we entered into an employment agreement with Mr. Johnson as our Chief Accounting Officer. As noted above, Mr. Johnson is now our Senior Vice President, Strategic Planning and Treasury and is no longer serving as our Chief Accounting Officer. The employment agreement has a three-year term that automatically renews unless either party terminates the agreement upon 60 days’ notice.
In addition to the base salary and performance-based bonus described above in the “Compensation Discussion and Analysis,” Mr. Johnson is eligible to participate in the employee retirement and welfare benefit plans and programs made available to the Company’s senior-level executives as a group.
The employment agreement provides that in the event that the Company terminates Mr. Johnson’s employment with the Company at any time without cause (as defined in the employment agreement and summarized below), or Mr. Johnson terminates his employment for good reason (as defined in the employment agreement and summarized below), whether before or after a change of control, and provided he executes and does not revoke a release and waiver of claims, he will be entitled to (i) one year’s base salary, paid in installments, (ii) a pro-rata amount of the target bonus based on the number of days Mr. Johnson was employed during the year of termination, paid in a lump sum, (iii) monthly reimbursement for the monthly COBRA costs, less the amount Mr. Johnson would have paid for continued medical and dental coverage as an active employee, for a 12-month period following termination, provided that such reimbursements will cease if Mr. Johnson fails to pay the monthly COBRA costs or he becomes eligible for substantially similar coverage with a subsequent employer, whichever occurs first and (iv) accelerated vesting of time-based equity awards outstanding on Mr. Johnson’s termination date so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Johnson remained employed through such vesting date. A failure by the Company to renew Mr. Johnson’s employment agreement (for a reason other than cause, death or disability or Mr. Johnson’s resignation without good reason) will be treated as termination of Mr. Johnson’s employment entitling him to the severance benefits described above.
The employment agreement provides that in the event that Mr. Johnson’s employment is terminated on account of disability or death, the Company is obligated to pay or provide Mr. Johnson or his executor, legal representative, administrator or designated beneficiary, as applicable, a pro-rata portion of Mr. Johnson’s target bonus, based on the number of days Mr. Johnson was employed during the year of termination, paid in a lump sum.
Mr. Johnson is a party to the Company’s standard Confidential Information and Invention Assignment Agreement, which provides, among standard confidentially and invention assignment restrictions, a 12-month non-solicitation of employees and customers covenant. Mr. Johnson is also subject to a non-competition covenant during his employment with the Company and for the period of 12 months after Mr. Johnson’s termination of employment for any reason.

The following table sets forth information regarding potential payments upon termination of employment or a change of control estimated as of December 31, 2019 for Mr. Johnson under the terms of his employment agreement, the Vesting Agreement and applicable equity award agreements:

Termination	Salary ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	231,000	120,753	381,159	11,002	743,914
Termination for good reason	231,000	120,753	381,159	11,002	743,914
Termination by death	—	120,753	209,919	—	330,672
Termination by disability	—	120,753	209,919	—	330,672
Termination due to non-renewal	231,000	120,753	381,159	11,002	743,914
Termination in connection with a change of control (5)	231,000	120,753	489,207	11,002	851,962
Change of control (6)	—	—	489,207	—	489,207

(1)	Represents 12 months of base salary, paid in periodic installments in accordance with the Company’s payroll practices.

(2)	Represents Mr. Johnson’s pro-rated target bonus, based on the number of days Mr. Johnson was employed with the Company in 2019 (365 days), payable in a lump sum.

(3)
The amount represents the value of acceleration of Mr. Johnson’s outstanding stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Johnson’s employment agreement, upon a termination of employment without cause, for good reason or on account of nonrenewal of the employment agreement, the vesting of Mr. Johnson’s stock options and restricted stock awards will accelerate so that such awards will be vested to the extent such awards would have been vested on the next annual vesting date had Mr. Johnson remained employed through such date. The amount also includes the value of full acceleration of Mr. Johnson’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, upon a termination of employment without cause or for good reason, the performance-based stock unit awards will vest based on actual performance as of the termination date and, upon a termination of employment on account of death or disability, the performance-based stock unit awards will vest in full based on target performance.

(4)	The amount represents the value of continued medical and dental benefits pursuant to COBRA for 12 months.

(5)
The amount represents the value of full acceleration of Mr. Johnson’s stock options (based on the spread between the exercise price and the closing price as of December 31, 2019) and restricted stock awards. Pursuant to Mr. Johnson’s stock option agreements, Mr. Johnson’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, Mr. Johnson’s outstanding restricted stock awards (and all other awards) vest in full if either (i) restricted stock awards are assumed or substituted by the successor company and Mr. Johnson’s employment is terminated upon or within 24 months following a change of control or (ii) restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, in which case the restricted stock awards will become fully vested upon the change of control. The amount also includes the value of full acceleration of Mr. Johnson’s outstanding performance-based stock unit awards. Pursuant to the terms of such performance-based stock unit awards, the performance-based stock unit awards vest in full upon a change of control or upon a termination of employment without cause or for good reason, in each case, based on actual performance as of such date. Pursuant to the Vesting Agreement, if Mr. Johnson incurs a Qualifying Termination during the Vesting Period, Mr. Johnson’s stock options, restricted stock awards and performance-based stock unit awards will vest in full upon such termination of employment. In certain circumstances, Mr. Johnson may be entitled to a cash payment pursuant to the terms of the Vesting Agreement, as more fully described below under “Vesting Agreements.”

(6)
Pursuant to Mr. Johnson’s stock option agreements, Mr. Johnson’s options accelerate in full on a change of control. In addition, pursuant the terms of the 2012 Omnibus Incentive Plan and 2018 Plan, if Mr. Johnson’s restricted stock awards (and all other awards) are not assumed or substituted in connection with a change of control, the restricted stock awards (and all other awards) will become fully vested upon the change of control. In 2020, the Compensation Committee approved that in connection with the transactions contemplated by the Merger Agreement, all restricted stock awards will become fully vested upon the change of control. The terms of Mr. Johnson’s performance-based stock unit awards provide for full vesting on a change of control, based on actual performance. As with our other Named Executive Officers, Mr. Johnson is not eligible to receive a tax gross-up to the extent Sections 280G and 4999 of the IRC apply to any payments or benefits he would receive.

Vesting Agreements

Each of our Named Executive Officers, other than Mr. Cook, is a party to a vesting agreement that was implemented in 2016 and provides enhanced vesting terms for cash and equity awards (“Vesting Agreement”). With the exception of the performance-based stock unit awards granted in 2018 and 2019, the terms of the Vesting Agreement supersede any contrary provisions less favorable to the executive contained in any compensation or benefit plan, grant agreement relating to the equity-based awards and cash-based awards or other agreement between the executive and the Company or its successor. The Compensation Committee believes that the Vesting Agreement is in the best interest of the Company and its stockholders and it was implemented in order to incentivize the Named Executive Officers to continue providing services in the event of a change of control or anticipated change of control of the Company.

The Vesting Agreement provides that if, during the period beginning on the first to occur of (i) six months prior to the consummation of a change of control or (ii) the date upon which a change of control was initiated (as evidenced by a written letter of intent (whether or not binding) or other understanding), and ending on the first to occur of (x) formal cessation of interactions with respect to the anticipated change of control (which may result from failure to achieve the closing of the change of control) or (y) the second anniversary of the consummation of the change of control (such period, the “Vesting Period”), the executive’s employment is terminated by the Company or its successor other than on account of death, disability or cause (as defined in the Vesting Agreement) or by the executive for good reason (as defined in the Vesting Agreement) (such termination of employment, a “Qualifying Termination”), then all outstanding equity-based and cash-based awards held by the executive shall accelerate and become fully vested. The executive will have the right to exercise any options or other exercisable rights for one year following the employment termination date, but not longer than the original term of the option or other exercisable right. Any equity-based and cash-based awards that vest as described above will be paid at the date specified in the applicable award agreement.

If an executive incurs a Qualifying Termination during the Vesting Period and within two years prior to the consummation of the change of control, and if any equity-based awards that are outstanding on the date of termination of employment terminate before the consummation of the change of control on account of the Qualifying Termination, the Company or its successors will pay to the executive a lump sum payment equal to the cash value of the awards that terminated during the Vesting Period prior to the consummation of the change of control by reason of such Qualifying Termination. The lump sum payment will be paid within 30 days following the consummation of the change of control, consistent with the requirements of Section 409A of the IRC or an exception.

In the event a change of control occurs in which some or all of an executive’s equity-based awards are assumed by the acquirer or an affiliate of the acquiror, and the executive subsequently has a Qualifying Termination during the Vesting Period, the executive shall be paid an amount in cash equal to the following for each assumed equity-based award that the executive holds at the date of the Qualifying Termination the excess (if any) of (1) the cash value of the equity-based award at the consummation of the change of control, minus (2) the value of the equity-based award on the executive’s termination date. The cash amount shall be paid in a lump sum payment within 60 days following the executive’s termination date, consistent with the requirements of Section 409A of the IRC or an exception. The cash amount shall be paid in addition to any severance benefit to which executive may be entitled under any employment or severance agreement or plan.

For purposes of the Vesting Agreement:

•
the “cash value of the equity-based award at the consummation of the change of control” means: (i) as to options (or other appreciation rights), the excess of (x) the value of the relevant shares subject to the option, as determined in the change of control, minus (y) the option’s aggregate exercise price (or other measurement base amount) or (ii) as to full value equity-based awards, the full value of such underlying shares as determined in the change of control transaction;

•
the “value of the equity-based award on the executive’s termination date” shall be determined as follows: (x) in the case of an option (or other appreciation right), the amount by which the fair market value of the shares underlying the option as of the termination date exceeds the option’s aggregate exercise price (or other measurement base amount) and (y) in the case of full value equity-based awards, the fair market value of the shares underlying the award as of the executive’s termination date; and

•
“change of control” generally means: (i) any sale, lease, exchange, or other transfer of all or substantially all of the assets of the Company to any other person or entity other than a wholly-owned subsidiary of the Company (in one transaction or a series of related transactions); (ii) dissolution or liquidation of the Company; (iii) when any person or entity acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of the Company’s voting securities (based upon voting power); or (iv) any reorganization, merger, consolidation, acquisition or similar transaction or series of transactions that results in the (a) record holders of the voting stock of the target immediately prior to such transaction or series of transactions holding immediately following such transaction or series of transactions less than 50% of the outstanding shares of any of the voting securities (based upon voting power) of any one of the following: (1) the target, (2) any entity which owns (directly or indirectly) the stock of the Company, (3) any entity with which the Company has merged or (4) any entity that owns an entity with which the Company has merged; and/or (b) Qualifying Termination of the executive.

Director Compensation

In April 2019, the Board commissioned F. W. Cook to conduct a non-employee director compensation review based on our peer group (as identified below in the section on “Executive Compensation” under “Determination of Compensation Elements”). The study concluded that the additional compensation paid to the Board chair is competitive, the use of restricted stock awards with a short vesting period aligns with market practice and avoids entrenchment and our Board stock ownership guideline set at four times the Board’s annual cash retainer supports shareholder alignment. F. W. Cook suggested we keep Board cash compensation as-is and increase the annual equity award value from $90,000 to $110,000, which still results in below-median non-employee director total compensation among our peer group. F.W. Cook also suggested increasing the Audit Committee and Governance Committee chairperson retainers from $6,000 to $10,000 and from $2,000 to $5,000, respectively, to be in-line with the median of our peer group.

Acting on F. W. Cook’s recommendation, in 2019 our Board adopted the following director compensation program for our non-employee directors, which consists of the following elements:

•	annual cash retainer of $35,000 and an additional $35,000 annual cash retainer for the Board chair;

•
committee chairpersons – additional retainer fees of $10,000 for the Audit Committee chairperson, $5,000 for the Compensation Committee chairperson, $5,000 for the Investor Relations Committee chairperson and $5,000 for the Governance Committee chairperson;

•
committee membership – additional retainer fees of $7,500 for the Audit Committee, $6,500 for the Compensation Committee, $6,500 for the Investor Relations Committee and $2,500 for the Governance Committee;

•	annual equity compensation consisting of a restricted stock award for stock valued at $110,000, which vests on the first anniversary of the date of grant; and

•
if a non-employee director is appointed to the Board in between annual stockholder meetings, the annual compensation payable to that director will be pro-rated for the remaining portion of the term in which the director is appointed to the Board, and the equity compensation payable to that director will vest over one year.

We do not provide our non-employee directors with initial inducement awards when they first join the board other than the regular annual equity award granted to our existing directors.

2019 Director Compensation

The following table sets forth the total compensation for each non-employee director in 2019, including expense reimbursement of travel expenses related to attending Board and Committee meetings.

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)	Expense Reimbursement ($)
Jean Clifton	57,000	78,540	135,540	—
Christopher Fralic	46,500	78,540	125,040	—
Spencer Grimes (3)	29,050	—	29,050	363
Spencer Rhodes	82,500	78,540	161,040	21,174
Keith Richman (4)	—	117,260	117,260	—
Bedi Singh	54,000	78,540	132,540	14,431
Jason Whitt	45,000	78,540	123,540	—

(1)
The amounts in this column were determined by pro-rating the fees for 2019 based on the non-employee director compensation policy prior June 12, 2019 and the fees based on the updated 2019 non-employee director compensation policy adopted on June 12, 2019.

(2)
On June 12, 2019, Mr. Rhodes, Ms. Clifton, Mr. Fralic, Mr. Singh and Mr. Whitt, received restricted stock awards of 22,000 shares for service as a director. All of the restrictions on the restricted stock awards will lapse on the first anniversary of the grant date. The amounts in this column represent the aggregate date fair value of the stock awards as of the grant date as computed in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in restricted stock and do not reflect the actual amounts that may be realized by the directors.

(3)	Mr. Grimes resigned from the Board effective June 12, 2019.

(4)
Mr. Richman appointed to the Board on December 16, 2019. Mr. Richman received restricted stock awards of 22,000 shares for service as a director. All of the restrictions on the restricted stock awards will lapse on the first anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the last completed fiscal year are Christopher Fralic and Jean Clifton. Neither of these individuals has ever been an officer or employee of the Company or any of its subsidiaries.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses, as of December 31, 2019, the number of outstanding options and other rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by stockholders.

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)(c)
Equity compensation plans approved by security holders:
	2018	4,059,750	5.03	4,162,781
	2012	3,181,710	3.29	—
	2006	1,042,147	4.00	—
	Total	8,283,607	4.13	4,162,781
Equity compensation plans not approved by security holders:	2016	519,036	4.79	—
	Total	8,802,643		4,162,781

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of Company common stock as of April 24, 2020, by:

•	each person or entity known by us to beneficially own more than 5% of Company common stock;

•	each of the Named Executive Officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The addresses of those listed below are the same as that of the Company unless otherwise provided.

Name of Beneficial Owner	Amount of Beneficial Ownership (#)(1)	Percent Beneficially Owned (%)(1)
Frederic Beckley (2)	560,694	*
James Bugden (3)	401,849	*
Jean Clifton (4)	135,402	*
Geoffrey Cook (5)	2,198,977	3.0
Christopher Fralic (6)	27,152	*
Michael Johnson (7)	102,525	*
Spencer Rhodes (8)	102,466	*
Keith Richman (9)	—
Bedi Singh (10)	48,353	*
Jason Whitt (11)	85,731	*
All directors and executive officers as a group (10 persons) (12)	3,663,149	5.1

Luxor Capital Group (13)	8,354,433	11.7
Dimensional Fund Advisors LP (14)	5,825,407	8.1
BlackRock Inc. (15)	5,058,478	7.1
Rosen (Lawrence A.) (16)	4,224,448	5.9
Vanguard Group, Inc. (17)	3,568,098	5.0
* Less than 1%

(1)
Applicable percentages are based on 71,493,958 shares of Company common stock outstanding as of April 24, 2020, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, The Meet Group believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2)	Mr. Beckley is an executive officer. Includes 406,594 shares issuable upon the exercise of vested stock options.

(3)	Mr. Bugden is an executive officer. Includes 250,000 shares issuable upon the exercise of vested stock options.

(4)	Ms. Clifton is a director. Includes 62,000 shares issuable upon the exercise of vested stock options.

(5)	Mr. Cook is a director and executive officer. Includes 1,491,985 shares issuable upon the exercise of vested stock options.

(6)	Mr. Fralic is a director.

(7)	Mr. Johnson is an executive officer. Includes 45,223 shares issuable upon the exercise of vested stock options.

(8)	Mr. Rhodes is a director.

(9)	Mr. Richman is a director.

(10)	Mr. Singh is a director.

(11)	Mr. Whitt is a director. Includes 25,000 shares issuable upon the exercise of vested stock options.

(12)	Includes all executive officers and directors of The Meet Group, Inc.

(13)
This information is based solely on a review of a Schedule 13G filed with the SEC on March 11, 2020 by Luxor Management, LLC, which beneficially owned 8,354,433 shares, and had shared voting power and shared dispositive power of 8,354,433 shares, respectively. The address of Luxor Management, LLC is 1114 Avenue of the Americas, 28th Floor, New York, New York 10036.

(14)
This information is based solely on a review of a Schedule 13G filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP, which beneficially owned 5,825,407 shares, and had sole voting power over 5,599,700 shares and had sole dispositive power over 5,825,407 shares. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(15)
This information is based solely on a review of a Schedule 13G filed with the SEC on February 6, 2020 by BlackRock, Inc., which beneficially owned 5,058,478 shares, and had sole voting power over 4,961,506 shares and sole dispositive power over 5,058,478 shares. The address of BlackRock, Inc. 55 East 52nd Street, New York, NY 10055.

(16)
This information is based solely on a review of a Schedule 13G filed with the SEC on February 7, 2020 by Lawrence I. Rosen, which beneficially owned 4,224,448 shares, and had sole voting power and sole dispositive power of 4,224,448 shares, respectively. The address of Lawrence I. Rosen is 1578 Sussex Turnpike (Bldg. 5), Randolph, NJ 07869.

(17)
This information is based solely on a review of a Form 13F filed with the SEC on February 14, 2020 by Vanguard Group, Inc., which beneficially owned 3,568,098 shares, and had sole voting power over 110,181 shares and sole dispositive power over 3,460,412 shares. The address of Vanguard Group, Inc. is PO Box 2600 V26, Valley Forge, Pennsylvania 19482.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

We have engaged in certain transactions in which some of our directors, executive officers and 5% stockholders had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (not including employment agreements with our management). These transactions are described below. On January 29, 2007, our management adopted the Related Party Transactions Policy. The Related Party Transactions Policy applies to certain transactions between our Company and a “related party.” Under the Related Party Transaction Policy, management must present to the Audit Committee any such related party transactions that it is proposing to enter into. Any such transactions must be on terms comparable to those obtainable in arm’s length dealing with unrelated third parties and must be approved by the Audit Committee. Under the Related Party Transactions Policy, we must include disclosure of such transactions in its applicable filings made with the SEC.

The following table sets forth our related party transactions for the year ended December 31, 2019:

	Salary ($)	Management Incentive Bonus ($)	Restricted Stock Awards Granted ($)	Total ($)
Related Party
Matthew Eustice, Vice President, Quality Assurance (1)	167,340	32,161	167,100	366,601
Catherine Connelly, Vice President, Brand Strategy (2)	161,250	30,750	167,100	359,100
Andrew Connelly, Design Lead (3)	120,750	—	38,433	159,183

(1)	Mr. Eustice is the brother-in-law of Geoffrey Cook, the Company’s Chief Executive Officer.

(2)	Ms. Connelly is the sister of Mr. Cook.

(3)	Mr. Connelly is the brother-in-law of Mr. Cook.

Board Independence

The information included under “Board Independence” in “Part III, Item 10 — Directors, Executive Officers and Corporate Governance” of this Part III is incorporated herein by reference.

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

Principal Accounting Fees and Services

All of the services provided and fees charged by RSM US LLP and affiliated entities, our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018, were approved by our Audit Committee. The following table shows the fees paid to RSM US LLP and affiliated entities.

	Year Ended December 31,
	2019	2018
	($)	($)
Audit fees (1)	663,092	591,167
All other fees (2)	24,500	38,838

(1)	These fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	These fees relate to procedures performed in connection with other regulatory filings.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules:

(1) Financial Statements.

See “Part II, Item 8 — Financial Statements and Supplementary Data” included in the Original Filing.

(2) Financial Statement Schedules.

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the “Consolidated Financial Statements” or the related notes thereto included in the Original Filing.

(3) Item 601 Exhibits.

See list of exhibits below.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Amendment and those incorporated by reference to other filings.

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger among MeetMe, Inc., MeetMe Sub I, Inc., MeetMe Sub II, LLC, Skout, Inc. and Shareholder Representative Services LLC dated June 27, 2016†	8-K	6/28/2016	2.1
2.2	Agreement and Plan of Merger, dated as of March 3, 2017, by and among MeetMe, Inc. Two Sub One, Inc., Ifwe Inc. and Shareholder Representative Services LLC†	8-K	3/6/2017	2.1
2.3	Share Purchase Agreement, dated as of September 18, 2017, by and among The Meet Group, Inc., TMG Holding Germany Gmbh, Bawogo Ventures Gmbh & Co. KG and the Shareholder guarantors set forth therein†	8-K	9/20/2017	2.1
2.4	Agreement and Plan of Merger, dated as of March 5, 2020, by and among The Meet Group, Inc., a Delaware corporation, eHarmony Holding, Inc., a Delaware corporation, Holly Merger Sub, Inc., a Delaware corporation and direct, wholly owned Subsidiary of Buyer and NCG NuCom Group SE, a European stock corporation†	8-K	3/5/2020	2.1
3.1	Certificate of Incorporation	8-K	12/8/2011	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation – Name Change	10-Q	8/9/2012	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation – Name Change	8-K	4/3/2017	3.1
3.4	Amended and Restated Bylaws	8-K	11/7/2018	3.1
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	10/4/2019	3.1
4.1	Description of Securities of the Registrant*	10-K	3/12/2020	4.1
4.2	Section 382 Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent	8-K	10/4/2019	4.1

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
4.3	Amendment No. 1, dated as of March 5, 2020, to the Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent	8-K	3/5/2020	4.1
10.1	Amended and Restated 2006 Stock Incentive Plan#	10-Q	8/9/2010	10.1
10.2	Amendment to the Amended and Restated 2006 Stock Incentive Plan#	S-8	7/1/2011	4.1
10.3	Amended and Restated 2012 Omnibus Incentive Plan#	10-K	3/9/2017	10.3
10.4	2012 Management Bonus Plan#	8-K	8/21/2012	10.1
10.5	2018 Omnibus Incentive Plan#	S-8	6/7/2018	99.1
10.6	Form of Director Restricted Stock Award Agreement#	10-Q	11/8/2018	10.1
10.7	Form of Employee Restricted Stock Award Agreement#	10-Q	11/8/2018	10.2
10.8	Form of Employee Restricted Stock Award Agreement — LOVOO Employee#	10-Q	11/8/2018	10.3
10.9	Employee Performance Share Award Agreement#	10-Q	8/2/2018	10.1
10.10	Geoffrey Cook Employment Agreement#	8-K	7/20/2011	10.5
10.11	Cook Employment Agreement Amendment No. 1#	10-Q	5/10/2013	10.2
10.12	Cook Employment Agreement Amendment No. 2#	10-Q	8/9/2013	10.1
10.13	Form of Amended and Restated Employment Agreement (William Alena and Frederic Beckley)#	10-Q	11/9/2016	10.2
10.14	Niklas Lindstrom Offer Letter#	10-K	3/16/2018	10.19
10.15	Form of Employee Option Agreement#	10-K	3/14/2012	10.22
10.16	Form of Director Option Agreement#	10-K	3/14/2013	10.27
10.17	Form of Indemnification Agreement	S-4	8/11/2011	10.29
10.18	Form of Indemnification Agreement – Lewis	S-4	8/11/2011	10.30
10.19	Form of Indemnification Agreement	8-K	12/6/2013	10.1
10.20	Credit Agreement, dated as of August 29, 2019, with several banks and other financial institutions party thereto and Bank of America, N.A., as administrative agent.	8-K	9/4/2019	10.1
10.21	Credit Agreement, dated as of March 3, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/6/2017	10.1
10.22	Amended and Restated Credit Agreement, dated as of September 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	9/20/2017	10.1
10.23	First Amendment to Amended and Restated Credit Agreement, dated as of October 18, 2017, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10/20/2017	10.1
10.24	Second Amendment to Amended and Restated Credit Agreement, dated as of March 7, 2018, with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	3/8/2018	10.1
10.25	Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of July 27, 2018 with the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	8/1/2018	10.1

					Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.26	Cooperation Agreement dated June 27, 2017 by and among The Meet Group, Inc. and Harvest Small Cap Partners Master Ltd., Harvest Small Cap Partners, LP, Harvest Small Cap Partners GP, LLC, Harvest Capital Strategies LLC, and Jeffrey B. Osher.	8-K	6/29/2017	10.1
10.27	Cooperation Agreement dated January 5, 2018 by and among The Meet Group, Inc. and Kanen Wealth Management LLC and David L. Kanen	8-K	1/9/2018	10.1
10.28	Form of Transaction Bonus Agreement#	8-K	3/5/2020	10.1
10.29	Amendment to Employee Performance Share Award Agreements, effective as of the date immediately prior to the consummation of the Contemplated Transactions, amending the Employee Performance Share Award Agreements, dated as of April 9, 2018 and April 4, 2019, by and between The Meet Group, Inc. and Geoff Cook#	8-K	3/5/2020	10.2
10.30	Amendment No. 4 to Employment Agreement, amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook#	8-K	3/5/2020	10.3
10.31	Amendment No. 5 to Employment Agreement amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook#	8-K	3/5/2020	10.4
10.32	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and James Bugden#	8-K	3/5/2020	10.5
10.33	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and Michael Johnson#	8-K	3/5/2020	10.6
21.1	List of Subsidiaries*	10-K	3/12/2020	21.1
23.1	Consent of RSM US LLP*	10-K	3/12/2020	23.1
31.1	Certification of Principal Executive Officer (Section 302)*	10-K	3/12/2020	31.1
31.2	Certification of Principal Financial Officer (Section 302)*	10-K	3/12/2020	31.2
31.3	Certification of Principal Executive Officer (Section 302)				Filed
31.4	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906)**	10-K	3/12/2020	32.1
32.2	Certification of Principal Financial Officer (Section 906)**	10-K	3/12/2020	32.2
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

*	This exhibit was filed with the Original Filing.

**	This exhibit was deemed to be furnished within the Original Filing, and not filed.

APPENDIX

FORWARD-LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES

Forward-looking Statements

Certain statements in this Amendment No. 1 on Form 10-K/A are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained herein are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “project,” “outlook,” “is likely,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Important factors that could cause actual results to differ from those in the forward-looking statements include the risk that our applications will not function easily or otherwise as anticipated, the risk that we will not launch additional features and upgrades as anticipated, the risk that unanticipated events affect the functionality of our applications with popular mobile operating systems, any changes in such operating systems that degrade our mobile applications’ functionality and other unexpected issues which could adversely affect usage on mobile devices. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020. Any forward-looking statement made by us herein speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Regulation G – Non-GAAP Financial Measures

The Company uses Adjusted EBITDA, Non-GAAP Net Income and Free Cash Flow, which are not calculated and presented in accordance with GAAP. The Company uses these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. The Company presents these non-GAAP financial measures because it believes them to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We refer you to the reconciliations below for these historical non-GAAP financial measures to their directly comparable GAAP financial measures.

The Company defines Adjusted EBITDA as net income (or loss) before interest expense, benefit from or provision for income taxes, depreciation and amortization expense, stock-based compensation expense, non-recurring acquisition, restructuring or other expenses, gain or loss on foreign currency transactions, gain or loss on sale or disposal of assets, bad debt expense outside the normal range and goodwill and long-lived asset impairment charges. The Company excludes stock-based compensation expense because it is non-cash in nature. The Company defines Non-GAAP Net Income as net income (or loss) before benefit from or provision for income taxes, amortization on intangibles, non-recurring acquisition, restructuring and other expenses, goodwill and long-lived asset impairment charges and non-cash stock-based compensation expense. The Company defines Free Cash Flow as net cash provided by or used in its operating activities, minus purchases of property and equipment, as shown in the consolidated statements of cash flows.

Non-GAAP financial measures should not be considered as an alternative to net income, operating income, cash flow from operating activities, as a measure of liquidity or any other financial measure. They may not be indicative of the historical operating results of the Company nor is it intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as a substitute for performance measures calculated in accordance with GAAP.

The following table sets forth a reconciliation (unaudited) of net income, a GAAP financial measure, to Adjusted EBITDA:

(in thousands)	Year Ended December 31,
	2019	2018
Net income	$11,334	$1,143
Interest expense	1,301	2,322
Income tax expense	4,929	467
Depreciation and amortization expense	13,131	13,776
Stock-based compensation expense	11,107	9,286
Acquisition, restructuring and other	414	5,038
(Gain) loss on disposal of assets	(41)	95
Loss (gain) on foreign currency transactions	51	(97)
Adjusted EBITDA	$42,226	$32,030

The following table sets forth a reconciliation (unaudited) of net income, a GAAP financial measure, to Non-GAAP Net Income:

(in thousands, except share and per share data)	Year Ended December 31,
	2019	2018
Net income	$11,334	$1,143
Stock-based compensation expense	11,107	9,286
Amortization of intangibles	10,533	11,520
Income tax expense	4,929	467
Acquisition, restructuring and other	414	5,038
Non-GAAP Net Income	$38,317	$27,454

GAAP basic net income per share	$0.15	$0.02
GAAP diluted net income per share	$0.15	$0.02
Basic Non-GAAP Net Income per share	$0.52	$0.38
Diluted Non-GAAP Net Income per share	$0.50	$0.36

Weighted-average shares outstanding:
Basic	74,118,035	73,085,542
Diluted	76,921,420	75,616,439

The following table sets forth a reconciliation (unaudited) of net cash provided by operating activities, a GAAP financial measure, to Free Cash Flow:

(in thousands)	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$37,616	$28,597
Less: Purchases of property and equipment	(1,515)	(2,507)
Free Cash Flow	$36,101	$26,090

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2020.

THE MEET GROUP, INC.

By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer