Form 10-Q
period 2020-03-31
Meet Group, Inc.
filed 2020-05-06
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Securities registered pursuant to Section 12(b) of the Exchange Act
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

Class	Outstanding as of May 1, 2020
Common Stock, $0.001 par value per share	71,803,638 shares

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$32,110	$27,241
Accounts receivable, net	23,966	25,234
Prepaid expenses and other current assets	5,820	6,062
Total current assets	61,896	58,537
Deferred tax assets	16,211	16,233
Property and equipment, net	3,047	3,625
Operating lease right-of-use assets	7,138	7,034
Intangible assets, net	26,945	29,305
Goodwill	155,693	156,687
Other assets	850	1,300
Total assets	$271,780	$272,721
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$7,518	$5,346
Accrued liabilities	18,915	20,090
Current portion of long-term debt	3,500	3,500
Current portion of operating lease liabilities	2,527	2,081
Current portion of finance lease obligations	9	10
Deferred revenue	3,563	3,884
Total current liabilities	36,032	34,911
Long-term debt, net	29,523	30,375
Long-term operating lease liabilities	4,723	5,024
Long-term finance lease obligations	48	53
Long-term derivative liabilities	477	1,451
Deferred tax liabilities	2,888	2,773
Other liabilities	—	894
Total liabilities	73,691	75,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Series A junior participating preferred stock, $0.001 par value; authorized - 200,000 shares; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized - 100,000,000 shares; 71,185,492 and 70,756,013 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	71	71
Additional paid-in capital	434,622	430,959
Accumulated deficit	(234,073)	(231,441)
Accumulated other comprehensive loss	(2,531)	(2,349)
Total stockholders’ equity	198,089	197,240
Total liabilities and stockholders’ equity	$271,780	$272,721

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$55,066	$49,513
Operating costs and expenses:
Sales and marketing	7,714	7,841
Product development and content	37,671	31,123
General and administrative	5,030	4,928
Depreciation and amortization	2,820	3,198
Acquisition, restructuring and other	3,370	479
Total operating costs and expenses	56,605	47,569
(Loss) income from operations	(1,539)	1,944
Other income (expense):
Interest income	13	32
Interest expense	(396)	(403)
Loss on foreign currency transactions	(7)	(65)
Loss on disposal of assets	(108)	—
Other items of income, net	2	4
Total other expense	(496)	(432)
(Loss) income before income tax expense	(2,035)	1,512
Income tax expense	(373)	(254)
Net (loss) income	$(2,408)	$1,258

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(0.03)	$0.02
Diluted net (loss) income per share	$(0.03)	$0.02

Weighted-average shares outstanding:
Basic	71,001,906	74,848,080
Diluted	71,001,906	78,799,248

Comprehensive (loss) income:
Net (loss) income	$(2,408)	$1,258
Other comprehensive loss:
Reclassification of gains on derivative financial instruments, net of tax of $274 and $346, respectively	(597)	(776)
Unrealized gains on derivative financial instruments, net of tax of $454 and $386, respectively	822	828
Foreign currency translation adjustment	(407)	(321)
Other comprehensive loss	(182)	(269)
Comprehensive (loss) income	$(2,590)	$989

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2020	70,756,013	$71	$430,959	$(231,441)	$(2,349)	$197,240
Accounting Standards Update No. 2016-13	—	—	—	(159)	—	(159)
Stock-based compensation expense	—	—	3,185	—	—	3,185
Exercise of stock options	162,841	—	564	—	—	564
Issuance of common stock for vested restricted stock awards	279,573	—	—	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(86)	—	—	(86)
Repurchase and retirement of common stock	(12,935)	—	—	(65)	—	(65)
Other comprehensive loss	—	—	—	—	(182)	(182)
Net loss	—	—	—	(2,408)	—	(2,408)
Balance as of March 31, 2020	71,185,492	$71	$434,622	$(234,073)	$(2,531)	$198,089

Balance as of January 1, 2019	74,697,526	$75	$419,456	$(220,276)	$(2,034)	$197,221
Stock-based compensation expense	—	—	2,425	—	—	2,425
Exercise of stock options	151,737	—	681	—	—	681
Issuance of common stock for vested restricted stock awards	420,772	1	(1)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(89)	—	—	(89)
Other comprehensive loss	—	—	—	—	(269)	(269)
Net income	—	—	—	1,258	—	1,258
Balance as of March 31, 2019	75,270,035	$76	$422,472	$(219,018)	$(2,303)	$201,227

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,408)	$1,258
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,820	3,198
Amortization of right-of-use assets	635	695
Stock-based compensation expense	3,185	2,425
Deferred tax expense (benefit)	9	(147)
Loss on disposal of assets	108	—
Loss on foreign currency transactions	7	65
Provision for expected credit losses	82	325
Non-cash interest expense	120	38
Changes in derivative financial instruments	171	—
Changes in contingent consideration obligations	23	16
Changes in operating assets and liabilities:
Accounts receivable	944	1,187
Prepaid expenses, other current assets and other assets	768	(774)
Accounts payable and accrued liabilities	(638)	(5,009)
Deferred revenue	(275)	85
Net cash provided by operating activities	5,551	3,362
Cash flows from investing activities:
Purchases of property and equipment	(87)	(283)
Acquisition of business, net of cash acquired	—	(11,808)
Net cash used in investing activities	(87)	(12,091)
Cash flows from financing activities:
Proceeds from exercise of stock options	564	681
Repurchases of common stock	(65)	—
Payments of finance leases	(5)	(41)
Proceeds from revolving loan	—	7,000
Payments for restricted stock awards withheld for taxes	(86)	(89)
Payments of term loan	(875)	(7,317)
Net cash (used in) provided by financing activities	(467)	234
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	4,997	(8,495)
Effect of foreign currency exchange rate	(128)	(60)
Net increase (decrease) in cash and cash equivalents	4,869	(8,555)
Cash and cash equivalents as of beginning of period	27,241	28,366
Cash and cash equivalents as of end of period	$32,110	$19,811
Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$361
Cash paid for income taxes	$973	$297

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The Meet Group, Inc. (“Company,” or “The Meet Group”) is a leading provider of interactive live-streaming solutions. The Company leverages a powerful live video platform (“Live”), empowering its global community to forge meaningful connections. The Company’s primary applications (“apps”) are MeetMe®, Skout®, Tagged®, LOVOO® and Growlr®.

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included therein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020.

Merger Agreement

On March 5, 2020, the Company entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s and General Atlantic Coöperatief U.A.’s joint company, NCG – NUCOM GROUP SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), by and among the Company, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement, Merger Sub shall merge with and into the Company (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer. The Company recorded $3.1 million of acquisition, restructuring and other expenses related to the Merger Agreement during the three months ended March 31, 2020.

The Company expects the Merger to close in the second half of 2020, subject to the satisfaction of all closing conditions.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of business combinations and contingent consideration arrangements, income taxes, the valuation of long-lived assets, including property and equipment, definite-lived intangible assets and goodwill and accounting for contingencies. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates are often based on complex judgments, probabilities and assumptions that it believes are reasonable but are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Recently-issued Accounting Standards

Recently-adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted.

The Company adopted ASU No. 2016-13 on January 1, 2020, which resulted in an increase of $0.2 million to its allowance for credit losses that was recognized as a cumulative effect adjustment to its accumulated deficit under a modified retrospective transition method. The new standard did not materially impact the Company’s results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). This standard removes, modifies and makes certain additions to the disclosure requirements for fair value measurement. The amendments in ASU No. 2018-13 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU No. 2018-13 on January 1, 2020, and it did not have a material impact to its consolidated financial statement disclosures.

Accounting Standards Issued and Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740, Income Taxes, and clarifies and amends certain existing guidance. The amendments in ASU No. 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its financial position, results of operations and cash flows.

Impact of the 2019 Novel Coronavirus

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”) on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the U.S. President declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has had minimal impact on the Company’s operations and financial results to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact the Company’s results of operations, cash flows and financial position as well as its vendors, advertising partners and users.

Note 2 — Credit Risk and Allowance for Credit Losses

The Company is exposed to significant concentrations of credit risk for certain of its financial assets, including cash, cash equivalents and accounts receivable.

Cash and Cash Equivalents

Cash is carried on the Company’s consolidated balance sheets at amortized cost and consists primarily of U.S. dollars and euros held in insured depository accounts with major U.S. and international banks and financial institutions. The Company believes its risk of credit losses for cash is remote, and, accordingly, its allowance for credit losses was insignificant as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, $25.4 million and $19.7 million of cash exceeded depository insurance limits, respectively.

The Company invests certain of its cash in cash equivalents that are high-quality, liquid money market funds maintained by major U.S. and international banks and financial institutions, and it does not have a history of any losses on its cash and/or cash equivalents. The Company’s cash equivalents are measured at fair value on its consolidated balance sheets using Level 1 inputs of the fair value hierarchy.

Accounts Receivable, Net

Accounts receivable are carried on the Company’s consolidated balance sheets at amortized cost, net of an allowance for expected credit losses. The Company extends credit in the normal course of business to both U.S. and international customers on a non-collateralized basis under payment terms that typically range from 30 to 120 days. Accounts receivable are written-off in the period that management determines they are uncollectible.

The following table sets forth the composition of accounts receivable, net as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable	$24,476	$25,503
Less: Allowance for credit losses	(510)	(269)
Accounts receivable, net	$23,966	$25,234

The Company estimates an allowance for credit losses on its accounts receivable using historical information, current events and reasonable and supportable forecasts of future events. Such information includes, but is not limited to, the Company’s historical collections trends, its customers’ credit histories and other financial information, customer type, customer-specific circumstances, industry, peer and economic data. To estimate the allowance for credit losses, the Company uses an aging method that assigns a provision for expected credit losses to each aging category of accounts receivable, including current accounts, which increases as accounts age and/or extend past their due dates. The Company does not have a significant history of material losses from uncollectible accounts.

The following table sets forth a summary of the changes in the Company’s allowance for credit losses related to accounts receivable for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance as of January 1	$428	$384
Provision for expected credit losses	82	325
Balance as of March 31	$510	$709

Concentration of Credit Risk

Three customers, which were advertising aggregators or payment processors representing thousands of advertisers, comprised 63% and 42% of the Company’s accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

Note 3 — Prepaid Expenses and Other Current Assets

The following table sets forth the composition of prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Value-added tax and income tax receivables	$1,786	$1,312
Fair value of derivative assets	655	583
Prepaid insurance	402	659
Prepaid support contracts	555	443
Prepaid service providers	1,606	1,765
Prepaid advertising	404	680
Other prepaid expenses and other current assets	412	620
Total prepaid expenses and other current assets	$5,820	$6,062

Note 4 — Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment, net as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Servers, computer equipment and software	$14,930	$14,901
Office furniture and equipment	879	863
Leasehold improvements	677	671
Total property and equipment	16,486	16,435
Less: Accumulated depreciation	(13,439)	(12,810)
Total property and equipment, net	$3,047	$3,625

Depreciation expense was $0.6 million for each of the three months ended March 31, 2020 and 2019.

Note 5 — Leases

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

The following table sets forth the Company’s lease costs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Lease costs:
Operating lease cost(1)	$723	$725

Finance lease cost:
Depreciation expense	$5	$2
Interest on lease liabilities	1	2
Total finance lease cost	$6	$4
(1) Short-term lease costs were immaterial.

The following table sets forth the supplemental cash flow information for the Company’s leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$683	$738
Operating cash flows for finance leases	$1	$2
Financing cash flows for finance leases	$5	$41

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$794	$4,070

The following table sets forth the Company’s aggregate future lease payments for operating and finance leases as of March 31, 2020:

(in thousands)
Years Ending December 31,	Operating Leases	Finance Leases
Remaining in 2020	$2,167	$9
2021	2,459	12
2022	1,109	12
2023	585	12
2024	549	12
Thereafter	1,163	9
Total minimum lease payments	8,032	66
Less: Amount representing interest	782	9
Present value of minimum lease payments	7,250	57
Less: Current portion	2,527	9
Long-term portion	$4,723	$48

The following table sets forth the Company’s weighted-average remaining lease terms and discount rates as of March 31, 2020:

Weighted-average Remaining Lease Terms and Discount Rates
Weighted-average remaining lease terms (years):
Operating leases	4.27
Finance leases	5.50

Weighted-average discount rates:
Operating leases	4.41%
Finance leases	3.06%

Note 6 — Intangible Assets, Net

The following table sets forth the composition of the Company’s intangible assets, net as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,381	$(18,266)	$17,115
Customer relationships	15,183	(10,621)	4,562
Software	19,537	(14,269)	5,268
Total intangible assets, net	$70,101	$(43,156)	$26,945

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,602	$(17,423)	$18,179
Customer relationships	15,248	(10,081)	5,167
Software	19,561	(13,602)	5,959
Total intangible assets, net	$70,411	$(41,106)	$29,305

Amortization expense was $2.2 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the Company’s annual future amortization expense on intangible assets for the next five years and thereafter as of March 31, 2020:

(in thousands)	Amortization
Years Ending December 31,	Expense
Remaining in 2020	$6,349
2021	7,058
2022	4,120
2023	2,723
2024	2,160
Thereafter	4,535
Total amortization expense	$26,945

Note 7 — Goodwill

The following table sets forth the change in the carrying amount of the Company’s goodwill for the three months ended March 31, 2020:

(in thousands)	Goodwill
Balance as of January 1, 2020	$156,687
Foreign currency translation adjustment	(994)
Balance as of March 31, 2020	$155,693

Note 8 — Accrued Liabilities

The following table sets forth the composition of the Company’s accrued liabilities as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Accrued broadcaster fees, net of breakage	$5,994	$5,350
Accrued professional fees	2,551	1,889
Accrued employee-related costs	2,710	4,803
Accrued service providers	337	940
Accrued advertising	1,472	2,315
Accrued current tax payable	717	1,209
Accrued value-added, sales, use and other taxes	1,691	1,472
Contingent consideration	917	—
Other accrued expenses	2,526	2,112
Total accrued liabilities	$18,915	$20,090

Note 9 — Debt

The following table sets forth the composition of the Company’s debt as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Term loan facility	$33,250	$34,125
Less: Debt discount, net	(174)	(192)
Less: Debt issuance costs, net	(53)	(58)
Net carrying amount	33,023	33,875
Less: Current portion	3,500	3,500
Long-term debt, net	$29,523	$30,375

Credit Facilities

For the three months ended March 31, 2020, the weighted-average interest rate on the Company’s term loan facility amounted to 3.69%, and the unused commitment fee on the Company’s revolving credit facility was 0.25% per annum. There were no outstanding borrowings under the Company’s revolving credit facility as of March 31, 2020.

The Company was in compliance with its debt covenants as of March 31, 2020.

Scheduled Principal Payments

The following table sets forth the Company’s minimum future principal payments under the credit facilities as of March 31, 2020:

(in thousands)	Minimum
Years Ending December 31,	Principal Payments
Remaining in 2020	$2,625
2021	3,500
2022	27,125
Total minimum principal payments	$33,250

Note 10— Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021, and a majority of its user and business data in the Google Cloud Platform in Germany under a non-cancelable minimum commitment agreement that expires in 2023.

The following table sets forth the minimum future commitment payments under cloud data storage contracts as of March 31, 2020:

Minimum Commitment Payments
(in thousands)
Years Ending December 31,
Remaining in 2020	$3,814
2021	6,862
2022	1,023
2023	1,125
Total minimum commitment payments	$12,824

Litigation

From time to time, the Company is party to certain legal proceedings that arise in the ordinary course of, and are incidental to, its business. The Company operates its business online, which is subject to extensive regulation by U.S. federal and state and foreign governments. Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Note 11— Stockholders’ Equity

Tax Benefits Preservation Plan

In connection with the execution of the Merger Agreement, the Company entered into an amendment to its Tax Benefits Preservation Plan to render it inapplicable to the Merger Agreement, the execution thereof and the performance or consummation of the transactions contemplated thereby, including, without limitation, the Merger.

Stock-based Compensation Expense

The following table sets forth the allocation of stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Sales and marketing	$124	$70
Product development and content	1,928	1,500
General and administrative	1,133	855
Total stock-based compensation expense	$3,185	$2,425

As of March 31, 2020, there was $0.1 million, $14.0 million and $3.0 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average vesting period of 0.3 years, 1.4 years and 1.9 years for the Company’s stock options, restricted stock awards (“RSAs”) and performance share units (“PSUs”), respectively.

Stock Options

Stock-based compensation expense for stock options was estimated on the date of grant and amortized on a straight-line basis over the requisite service period based on their fair value. The fair value of stock options was estimated on the grant date using the Black-Scholes option pricing model, based on weighted-average assumptions. Stock options generally vest over a three-year period with 33% vesting at the end of year one and the remaining vesting annually thereafter. The Company has not awarded any stock options since November 2017.

The following table sets forth the Company’s stock options activity for the three months ended March 31, 2020:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
(in thousands, except share and per share data) Stock Options
Outstanding as of January 1, 2020	3,680,146	$3.60
Exercised	(162,841)	3.47
Forfeited or expired	(85,000)	3.65
Outstanding as of March 31, 2020	3,432,305	$3.61	4.8	$7,791
Exercisable as of March 31, 2020	3,333,817	$3.60	4.7	$7,607

The total intrinsic values of stock options exercised during the three months ended March 31, 2020 and 2019 were $0.4 million and $0.2 million, respectively. The Company recorded stock-based compensation expense related to its stock options of $0.2 million and $0.4 million and for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Awards

Stock-based compensation expense for RSAs is recognized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of year one and the remaining vesting annually thereafter.

The following table sets forth the Company’s RSA activity for the three months ended March 31, 2020:

	Number of
	Restricted Stock	Weighted-average
Restricted Stock Awards	Awards	Stock Price
Outstanding as of January 1, 2020	4,036,398	$4.85
Granted	620,277	5.51
Vested	(295,389)	5.18
Forfeited or expired	(112,723)	5.57
Outstanding as of March 31, 2020	4,248,563	$4.90

Shares are forfeited if not vested within three years from the date of grant. The Company recorded stock-based compensation expense related to its RSAs of $2.5 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table sets forth the Company’s PSU activity for the three months ended March 31, 2020:

	Number of
	Performance Share	Weighted-average
Performance Share Units	Units	Stock Price
Outstanding as of January 1, 2020	1,086,100	$4.34
Granted	60,000	6.61
Outstanding as of March 31, 2020	1,146,100	$4.46

The Company recorded stock-based compensation expense related to its PSUs of $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 12— Derivatives and Hedging Activities

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

Certain of the Company’s foreign operations expose it to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain liabilities in terms of its functional currency, the U.S. dollar.

Interest Rate Risk Management

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. During 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with the Company’s existing variable-rate debt.

Prior to March 5, 2020, the Company’s interest rate derivatives were designated and qualified as cash flow hedges of interest rate risk, where the gain or loss on the derivative was recorded in accumulated other comprehensive income or loss and subsequently reclassified into interest expense in the same period that the hedged transaction affected earnings. Gains and losses on the derivative that represented hedge components excluded from the assessment of effectiveness were recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components was presented in interest expense. Amounts reported in accumulated other comprehensive income or loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

On March 5, 2020, given the potential for changes in the Company’s future expected interest payments that were hedged by these interest rate derivatives as a result of the Merger Agreement, such derivatives no longer qualified as cash flow hedges and were dedesignated as such. Following this dedesignation, all changes in the fair values of the Company’s interest rate derivatives are recognized as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income. The cumulative remaining unrealized gains at the dedesignation date that were previously recognized in accumulated other comprehensive loss will be amortized to interest expense in the consolidated statements of operations and comprehensive (loss) income over the remaining contractual terms for the Company’s interest rate derivatives.

The following table sets forth the Company’s outstanding interest rate derivatives that were not designated as a hedging instrument of interest rate risk as of March 31, 2020:

(in thousands)	Number of Instruments	At Inception Notional	As of March 31, 2020 Notional	Weighted-average Maturity Date (Years)
Interest Rate Derivatives
Interest rate swaps	2	$57,185	$22,560	1.76
Interest rate cap	1	$15,000	$10,690	0.47

Foreign Exchange Risk Management

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

For derivatives that are designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in other comprehensive income (loss) and subsequently reclassified in the period that the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $0.6 million will be reclassified as a decrease to interest expense.

The following table sets forth the Company’s outstanding foreign currency derivatives that were designated as cash flow hedges of foreign exchange risk as of March 31, 2020:

(in thousands)	Number of Instruments	At Inception Notional	As of March 31, 2020 Notional	Weighted-average Maturity Date (Years)
Foreign Currency Derivative
Cross-currency swap	1	€35,963	$39,750	2.41
		(amortizing to €35,058 as of March 31, 2020)	(amortizing to $38,750 as of March 31, 2020)

The following table sets forth the effect of the Company’s cash flow hedge accounting on its other comprehensive loss for the three months ended March 31, 2020 and 2019:

(in thousands)
Location of Loss (Gain) Reclassified from Other Comprehensive Loss into Income or Loss	Amount of Loss (Gain) Reclassified from Other Comprehensive Loss into Income or Loss

	Three Months Ended March 31,
	2020	2019
Interest expense	$14	$(53)
Interest expense on foreign currency transactions	(122)	(203)
Foreign currency transactions	(763)	(866)
Total gain reclassified	$(871)	$(1,122)

(in thousands)	Amount of (Loss) Gain Recognized in Other Comprehensive Loss from Derivatives
Derivatives in Cash Flow Hedging Relationships
	Three Months Ended March 31,
	2020	2019
Interest rate products	$(583)	$(61)
Cross-currency swap	1,859	1,275
Total unrealized gain	$1,276	$1,214

The following table sets forth the effect of the Company’s derivative financial instruments on its consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Interest Expense
	Three Months Ended March 31,
(in thousands)	2020	2019
Total amounts of interest expense presented in the consolidated statements of operations	$(396)	$(403)
Loss on derivatives not designated as a hedging instrument:
Amount of loss related to changes in fair values of interest rate derivatives not designated as a hedging instrument	$(171)	$—

Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive loss into income or loss	$(125)	$(256)
Amount of loss reclassified from accumulated other comprehensive loss into income or loss as a result of a forecasted transaction being no longer probable of occurring	$17	$—

	Foreign Currency Transactions
	Three Months Ended March 31,
(in thousands)	2020	2019
Total amounts of loss on foreign currency transactions presented in the consolidated statements of operations	$(7)	$(65)
Gain on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive loss into income or loss	$(763)	$(867)

Fair Value of Derivative Financial Instruments

The following table sets forth the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2020 and December 31, 2019:

		Fair Value of Derivative Financial Instruments
		Asset Derivatives		Liability Derivatives
		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(in thousands)	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Accrued liabilities	$—	$—	$(288)	$—
Interest rate products	Long-term derivative liabilities	—	—	(477)	—

Derivatives designated as hedging instruments:
Interest rate products	Prepaid expenses and other current assets / Accrued liabilities	—	15	—	(12)
Interest rate products	Long-term derivative liabilities	—	—	—	(9)
Cross-currency swap	Prepaid expenses and other current assets	655	568	—	—
Cross-currency swap	Other assets / Long-term derivative liabilities	162	—	—	(1,442)
Total derivative financial instruments		$817	$583	$(765)	$(1,463)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of March 31, 2020 and 2019 were classified as Level 2 within the fair value hierarchy.

As of March 31, 2020, the fair value of the Company’s derivatives was in a net liability position of $0.8 million for its contracts, which included accrued interest but excluded any adjustment for non-performance risk. As of March 31, 2020, the Company had not posted any collateral related to these contracts. If the Company had breached any credit-risk related provisions as of March 31, 2020, it could have been required to settle its obligations under the contracts at their termination value of $0.8 million.
Note 13— Revenue

Disaggregation of Revenue

The following table sets forth the Company’s revenue disaggregated by revenue source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in thousands)	$	%	$	%
User pay revenue:
Video	$28,633	52.0%	$20,229	40.9%
Subscription and other in-app products	14,395	26.1%	15,596	31.5%
Total user pay revenue	43,028	78.1%	35,825	72.4%
Advertising revenue	12,038	21.9%	13,688	27.6%
Total revenue	$55,066	100.0%	$49,513	100.0%

Significant Customers

During the three months ended March 31, 2020 and 2019, three customers, all of which were advertising aggregators or payment processors representing thousands of advertisers, comprised 73% and 61% of total revenue, respectively.

Contract Assets and Contract Liabilities

The following table sets forth the composition of the Company’s contract assets and liabilities as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Assets:
Accounts receivable	$24,476	$25,503
Total contract assets	$24,476	$25,503
Liabilities:
Deferred revenue	$3,563	$3,884
Total contract liabilities	$3,563	$3,884

The Company’s deferred revenue balance for the three months ended March 31, 2020 increased by $42.5 million due to consideration received in advance of providing services to subscription and in-app purchases’ customers, including in-app purchases related to video. This amount was offset by $42.8 million of revenue recognized from deferred revenue due to performance obligations satisfied during the three months ended March 31, 2020.

Note 14 — Net (Loss) Income per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Numerator:
Net (loss) income	$(2,408)	$1,258
Denominator:
Weighted-average shares outstanding — basic	71,001,906	74,848,080
Effect of dilutive securities	—	3,951,168
Weighted-average shares outstanding — diluted	71,001,906	78,799,248
Basic net (loss) income per share	$(0.03)	$0.02
Diluted net (loss) income per share	$(0.03)	$0.02

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares and common stock equivalents outstanding, calculated using the treasury stock method for options, RSAs and unvested in-the-money PSUs using the average market price during the period.

For the three months ended March 31, 2020, all of the stock-based compensation awards were excluded from the calculation of net loss per share because their inclusion would have an anti-dilutive effect. For the three months ended March 31, 2019, 1.1 million shares of the Company’s stock-based compensation awards that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive.

Note 15 — Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (“401(k) Plan”), which is a savings and investment plan intended to be qualified under of the Internal Revenue Code. The 401(k) Plan covers the majority of the employees of the Company. In January 2014, the Company began providing employer-matching contributions to the 401(k) Plan based on a participant’s contribution. The Company’s employer-matching contributions expense totaled $0.2 million for each of the three months ended March 31, 2020 and 2019. This expense is included in sales and marketing expenses, product development and content expenses and general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Note 16 — Income Taxes

Income tax expense was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the Company’s effective tax rate (“ETR”) was (18.3)%, compared with an ETR of 16.8% for the three months ended March 31, 2019. The increase in the Company’s income tax expense and ETR for the three months ended March 31, 2020 were primarily attributable to certain non-deductible transaction costs incurred in connection with the Merger Agreement, the geographic mix of earnings between the U.S. and Germany, which has a higher statutory tax rate, and a decrease in windfall tax benefits on stock-based compensation. These increases were partially offset by the discrete impact of certain deductible transaction costs incurred in connection with the Merger Agreement.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets, primarily U.S. federal and state net operating loss carryforwards (“NOLs”). As of March 31, 2020 and December 31, 2019, the Company had a partial valuation allowance related to certain acquired state NOLs that it believes are more-likely-than-not to remain unutilized.

During each of the three months ended March 31, 2020 and 2019, the Company had no material changes in uncertain tax positions.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act made significant changes to U.S. federal tax law, including a five-year carryback of NOLs for the 2018, 2019 and 2020 tax years, and a temporary increase in the limitation of interest deductibility for the 2019 and 2020 tax years. Due to the Company's historical NOLs and limited interest deductibility, the provisions of the CARES Act are not expected to have a material impact to its financial position, results of operations or cash flows.

Note 17— Fair Value Measurements

The carrying amounts of the Company’s financial instruments of cash and certain cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate their fair values due to their short maturities. The Company has evaluated the estimated fair values of these financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

The outstanding balance of the Company’s term loan facility as of March 31, 2020 and December 31, 2019 approximates fair value due to its variable market interest rate and relative short maturity.

Items measured at fair value on a recurring basis include the Company’s money market funds, derivative assets and liabilities and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs of the fair value hierarchy.

The following table sets forth the fair value hierarchy information for each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Assets:
Money market funds	$12,090	$—	$—	$12,090
Derivative assets	—	817	—	817
Total assets	$12,090	$817	$—	$12,907
Liabilities:
Contingent consideration	$—	$—	$(917)	$(917)
Derivative liabilities	—	(765)	—	(765)
Total liabilities	$—	$(765)	$(917)	$(1,682)
December 31, 2019
Assets:
Money market funds	$7,108	$—	$—	$7,108
Derivative assets	—	583	—	583
Total assets	$7,108	$583	$—	$7,691
Liabilities:
Contingent consideration	$—	$—	$(894)	$(894)
Derivative liabilities	—	(1,463)	—	(1,463)
Total liabilities	$—	$(1,463)	$(894)	$(2,357)

Fair Value of Contingent Consideration

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability for the acquisition of Initech, LLC as of March 31, 2020:

(in thousands)	Contingent Consideration
Balance as of December 31, 2019	$894
Accretion	23
Balance as of December 31, 2020	$917

The Company’s contingent consideration liability represents its contingent performance obligations related to the acquisition of Initech, LLC on March 5, 2019 and is measured at fair value using the income approach with assumed discount rates and payment probabilities. These assumptions are based on unobservable inputs in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of the Company’s contingent consideration liability is recognized on its consolidated balance sheets within accrued liabilities as of March 31, 2020 and within other liabilities as of December 31, 2019 and any changes therein are recognized within acquisition, restructuring and other expenses in the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2020 and 2019.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

The Meet Group, Inc. (“Company,” “The Meet Group,” “us” or “we”) is a leading provider of interactive live-streaming solutions.  We leverage a powerful live video platform (“Live”), empowering our global community to forge meaningful connections. Our primary applications (“apps”) are MeetMe®, Skout®, Tagged®, LOVOO® and Growlr®.

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

We began developing Live in 2016 with the belief that we could successfully pair live streaming and dating — a model that we had seen work effectively for Asian dating app providers. We first launched Live on the MeetMe app in early 2017, and, in October 2017, we began to monetize the feature by enabling virtual gifting within live video broadcasts. During this time period, we also executed on our strategy of acquiring other properties — Skout, Inc. (“Skout”), Ifwe, Inc. (“if(we)”) and LOVOO GmbH (“LOVOO”) — where we believed Live would fit naturally. We launched the monetized version of Live on the Skout app in the fourth quarter of 2017, and the Tagged and LOVOO apps in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization across all of our apps, and we recently launched and intend to monetize Live on the Growlr app — which we acquired in 2019 as part of our acquisition of Initech LLC (“Initech”) — in 2020. Live has become the fastest-growing revenue product in our history.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the rest of this Quarterly Report on Form 10-Q (“Quarterly Report”) may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.

In particular, these forward-looking statements include, among others, statements about:

•	liquidity;

•	capital expenditures;

•	opportunities for our business;

•	growth of our business;

•	anticipations and expectations regarding mobile usage and monetization.

•	the closing of the transactions contemplated by the Merger Agreement (defined below), including the Merger (defined below); and

•	the potential impact of the 2019 novel coronavirus (“COVID-19”).

All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our app upgrades and new features, the risk that unanticipated events affect the functionality of our apps with popular mobile operating systems, any changes in such operating systems that degrade our apps’ functionality and other unexpected issues which could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold, Icebreakers, Flash! and Shout!. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

One should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019. Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

This MD&A is provided as a supplement to, and should be read in conjunction with, our audited “Consolidated Financial Statements” and the related notes thereto and the MD&A included in our Annual Report for the year ended December 31, 2019, as well as our unaudited “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Quarterly Report.

Merger Agreement

On March 5, 2020, we announced that we entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s and General Atlantic Coöperatief U.A.’s joint company, NCG – NUCOM GROUP SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of March 5, 2020, by and among us, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement as set forth therein, and upon the terms and subject to the conditions thereof and in accordance with Section 251 of the General Corporation Law of the State of Delaware, Merger Sub shall merge with and into us (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, we shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer. Pursuant to the Merger Agreement, we filed a definitive proxy statement and notice of a special meeting to solicit stockholder approval of the Merger Agreement with the U.S. Securities and Exchange Commission (“SEC”) on April 22, 2020.

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

Impact of the 2019 Novel Coronavirus

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, temporarily closing our offices in the U.S. and Germany and requiring all employees to work remotely.

In March 2020, we experienced an increase in demand for our services as more people around the world practiced social distancing. We saw an increase in the demand for Live, which was partially offset by a slight decrease in demand for our dating products. As a result of these shifts in users’ behavior, video daily active users (“vDAU”) and average daily video revenue per video daily active user (“vARPDAU”) increased, yielding an increase in video revenue.

Starting in March 2020, we also saw lower industry demand for advertising, which we attribute to the global macroeconomic effects of the COVID-19 pandemic. As a result of this lower demand for advertising, advertising rates within the industry declined for the three months ended March 31, 2020, and we saw a decrease in our advertising revenue. Our advertising products yield a higher margin when compared to Live and our dating products. Given the differential in margin, if this increased customer demand for Live and lower advertising rates continues, we expect our margins may be negatively impacted for the duration of 2020 or longer unless offset by rising Live revenue and we are unable to predict the duration or degree of such impact with any certainty.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. One should review “Part II, Item 1A —Risk Factors” in this Quarterly Report for a description of the material risks that we currently face in connection with COVID-19.

Operating Metrics

We measure website and app activity in terms of monthly active users (“MAUs”) and daily active users (“DAUs”). We define an MAU as a registered user of one of our platforms who has logged in and visited within the last month of measurement. We define a DAU as a registered user of one of our platforms who has logged in and visited within the day of measurement. We define a vDAU as a registered user of one of our platforms who has logged in and visited Live, either as a broadcaster or a viewer, on the day of measurement. For the three months ended March 31, 2020 and 2019, total MAUs were 18.63 million and 17.59 million, total DAUs were 4.75 million and 4.93 million and total vDAUs were 0.95 million and 0.88 million, respectively.

The following table sets forth our average MAU, DAU and vDAU for the three months ended March 31, 2020 and 2019:

	Average for the
	Three Months Ended March 31,
(in thousands)	2020	2019
MAU	18,628	17,585
DAU	4,749	4,931
vDAU	954	876

First Quarter of 2020 Highlights

•	Revenue: Our revenue was $55.1 million for the three months ended March 31, 2020, up 11.2% from $49.5 million for the three months ended March 31, 2019.

•
Net Loss: We incurred a net loss of $2.4 million for the three months ended March 31, 2020, which was primarily attributable to $3.1 million of acquisition, restructuring and other expenses related to the Merger Agreement and the aforementioned impacts of the COVID-19 pandemic. Our comparative net income for the three months ended March 31, 2019 was $1.3 million.

•
Adjusted EBITDA: Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $7.9 million for the three months ended March 31, 2020, down 2.9% from $8.1 million for the three months ended March 31, 2019. For the definition of Adjusted EBITDA, please refer to the heading “Non-GAAP Financial Measure” included in this MD&A.

•	Cash and Cash Equivalents: We had cash and cash equivalents of $32.1 million as of March 31, 2020.

Trends in Our Metrics

In addition to MAUs and DAUs, we measure activity on our apps in terms of average revenue per user (“ARPU”), average daily revenue per daily active user (“ARPDAU”) and vARPDAU. We define ARPU as the quarterly revenue per average MAU. We define ARPDAU as the average daily revenue per DAU. We define vARPDAU as the average daily video revenue per vDAU. We define a mobile MAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the day of measurement.

For the three months ended March 31, 2020, we averaged 16.63 million mobile MAUs and 18.63 million total MAUs, compared with 15.18 million mobile MAUs and 17.59 million total MAUs on average for the three months ended March 31, 2019, which amounted to an increase of 1.45 million, or 9.6%, for mobile MAUs, and an increase of 1.04 million, or 5.9%, for total MAUs. Mobile DAUs averaged 4.25 million for the three months ended March 31, 2020, compared with average mobile DAUs of 4.35 million for the three months ended March 31, 2019, which amounted to a decrease of 0.10 million, or 2.3%, for mobile DAUs. In the three months ended March 31, 2020, we averaged 4.75 million total DAUs, compared with 4.93 million total DAUs on average in the three months ended March 31, 2019, which amounted to a decrease of 0.18 million, or 3.7%, for total DAUs. In the three months ended March 31, 2020, we averaged 0.95 million vDAUs, compared with 0.88 million vDAUs on average in the three months ended March 31, 2019, which amounted to an increase of 0.08 million, or 8.9%, for vDAUs.

The following graphs set forth our average DAU, mobile DAU, MAU, mobile MAU and vDAU by quarter from the three months ended March 31, 2019 to the three months ended March 31, 2020:

In the three months ended March 31, 2020, we earned ARPU of $1.21 on the web and APRU of $3.04 on our mobile apps, compared with ARPU of $1.45 on the web and ARPU of $2.89 on our mobile apps for the three months ended March 31, 2019, which amounted to a decrease of $0.24, or 16.6%, on the web and an increase of $0.15, or 5.2%, on our mobile apps. In the three months ended March 31, 2020, we earned ARPDAU of $0.07 on the web and ARPDAU of $0.13 on our mobile apps, compared with APRDAU of $0.08 on the web and ARPDAU of $0.11 on our mobile apps for the three months ended March 31, 2019, which amounted to a decrease of $0.01, or 12.5%, on the web and an increase of $0.02, or 18.2%, on our mobile apps. In the three months ended March 31, 2020, we earned vARPDAU of $0.33, compared with vARPDAU of $0.26 for the three months ended March 31, 2019, which amounted to an increase of $0.07, or 26.9%.

The following graphs set forth our web ARPU, mobile ARPU, web ARPDAU, mobile ARPDAU and vARPDAU by quarter from the three months ended March 31, 2019 to the three months ended March 31, 2020:

As our business continues to evolve and as subscription and in-app purchases contribute to a larger portion of revenue, we may choose to report new or additional metrics that are more closely tied to key business drivers or stop reporting metrics that are no longer relevant.

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

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the cost per thousand advertising impressions could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected our revenue. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. In 2019, we saw continued stabilization in advertising rates and another year of typical seasonality. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

•
The Merger: Failure to complete the previously announced Merger could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as other risks associated with the Merger, are identified further in “Part I, Item 1A — Risk Factors” included in our Annual Report for the year ended December 31, 2019.

•
COVID-19: While the COVID-19 pandemic has had a minimal impact on our operations and financial results to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position as well as our vendors, advertising partners and users. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” in this Quarterly Report for a description of the material risks that the Company currently faces in connection with COVID-19. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in “Part I, Item 1A — Risk Factors” included in the Company’s Annual Report for the year ended December 31, 2019.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in the MD&A included in our Annual Report for the year ended December 31, 2019. We believe there have been no new critical accounting policies, or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2020.

Recent Accounting Pronouncements

For detailed information regarding recently-adopted and recently-issued accounting pronouncements and their actual or expected impacts to our unaudited consolidated financial statements, see “Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Quarterly Report.

Comparison of Our Operating Results for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our unaudited consolidated statements of operations for the three months ended March 31, 2020 and 2019, and is used in the following discussions of our results of operations:

	Three Months Ended March 31,		Change From Prior Year
(in thousands)	2020	2019	($)%
Revenue	$55,066	$49,513	$5,553	11.2%
Operating costs and expenses:
Sales and marketing	7,714	7,841	(127)	(1.6)%
Product development and content	37,671	31,123	6,548	21.0%
General and administrative	5,030	4,928	102	2.1%
Depreciation and amortization	2,820	3,198	(378)	(11.8)%
Acquisition, restructuring and other	3,370	479	2,891	603.5%
Total operating costs and expenses	56,605	47,569	9,036	19.0%
(Loss) income from operations	(1,539)	1,944	(3,483)	(179.2)%
Other income (expense):
Interest income	13	32	(19)	(59.4)%
Interest expense	(396)	(403)	7	(1.7)%
Loss on foreign currency transactions	(7)	(65)	58	(89.2)%
Loss on disposal of assets	(108)	—	(108)	(100.0)%
Other items of income, net	2	4	(2)	(50.0)%
Total other expense	(496)	(432)	(64)	14.8%
(Loss) income before income tax expense	(2,035)	1,512	(3,547)	(234.6)%
Income tax expense	(373)	(254)	(119)	46.9%
Net (loss) income	$(2,408)	$1,258	$(3,666)	(291.4)%

Revenue

Our revenue was $55.1 million for the three months ended March 31, 2020, which represented an increase of $5.6 million, or 11.2%, compared with revenue of $49.5 million for the three months ended March 31, 2019.

The following table sets forth our revenue disaggregated by revenue source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(in thousands)	$	%	$	%
User pay revenue:
Video	$28,633	52.0%	$20,229	40.9%
Subscription and other in-app products	14,395	26.1%	15,596	31.5%
Total user pay revenue	43,028	78.1%	35,825	72.4%
Advertising revenue	12,038	21.9%	13,688	27.6%
Total revenue	$55,066	100.0%	$49,513	100.0%

The increase in revenue for the three months ended March 31, 2020 was primarily attributable to a $7.2 million increase in user pay revenue, which was partially offset by a $1.7 million decrease in advertising revenue. The increase in user pay revenue was primarily attributable to the continued growth and improved monetization of users on Live across all of our apps, as well as the increase in demand for our services as more people around the world practiced social distancing in response to the COVID-19 pandemic. The decrease in advertising revenue was primarily attributable to lower advertising rates for the three months ended March 31, 2020, and lower industry demand for advertising starting in March 2020, which were both negatively impacted by the global macroeconomic effects of the COVID-19 pandemic.

Operating Costs and Expenses

•
Sales and Marketing: Sales and marketing expenses decreased $0.1 million, or 1.6%, to $7.7 million for the three months ended March 31, 2020, compared with sales and marketing expenses of $7.8 million for the three months ended March 31, 2019. The decrease in sales and marketing expenses for the three months ended March 31, 2020 was primarily attributable to a $0.4 million decrease in user acquisition expense and a $0.2 million decrease in employee-related expense, which were partially offset by a $0.4 million increase in other sales and marketing expense and a $0.1 million increase in stock-based compensation expense.

•
Product Development and Content: Product development and content expenses increased $6.5 million, or 21.0%, to $37.7 million for the three months ended March 31, 2020, compared with product development and content expenses of $31.1 million for the three months ended March 31, 2019. The increase in product development and content expenses for the three months ended March 31, 2020 was primarily attributable to an increase in variable mobile content costs, net of broadcaster rewards breakage, of $3.8 million due to increased revenue from Live, a $0.9 million increase in safety moderation expense, a $0.7 million increase in employee-related expense, a $0.6 million increase in technical operations expense, a $0.4 million increase in stock-based compensation expense and a $0.1 million increase in other product development and content expense.

•
General and Administrative: General and administrative expenses were largely unchanged at $5.0 million for the three months ended March 31, 2020, compared with general and administrative expenses of $4.9 million for the three months ended March 31, 2019. The slight increase in general and administrative expenses for the three months ended March 31, 2020 was primarily attributable to a $0.3 million increase in stock-based compensation expense, which was partially offset by a $0.2 million decrease in the provision for expected credit losses.

•
Depreciation and Amortization: Depreciation and amortization expense decreased $0.4 million, or 11.8%, to $2.8 million for the three months ended March 31, 2020, compared with depreciation and amortization expense of $3.2 million for the three months ended March 31, 2019. The decrease in depreciation and amortization expense for the three months ended March 31, 2020 was primarily attributable to lower amortization expense for certain intangible assets acquired in our acquisitions of if(we) and LOVOO, which was partially offset by higher amortization expense for the intangible assets acquired in our acquisition of Initech.

•
Acquisition, Restructuring and Other: Acquisition, restructuring and other expenses amounted to $3.4 million for the three months ended March 31, 2020, compared with acquisition, restructuring and other expenses of $0.5 million for the three months ended March 31, 2019. Acquisition, restructuring and other expenses for the three months ended March 31, 2020 were primarily attributable to investment banking, legal, professional service and other transaction-related costs incurred in connection with the Merger Agreement. Further, we expect to continue to incur Merger-related costs, and acquisition, restructuring and other expenses could increase if we incur litigation-related expenses associated with our defense against legal claims related to the Merger. Acquisition, restructuring and other expenses for the three months ended March 31, 2019 were primarily attributable to legal, professional service and other transaction-related costs incurred in connection with our acquisition of Initech.

Interest Expense

Interest expense was largely unchanged at $0.4 million for the three months ended March 31, 2020 and 2019. Interest expense for the three months ended March 31, 2020 was primarily attributable to $0.3 million in interest charges for our credit facilities, a $0.2 million unrealized loss for the changes in the fair values of our dedesignated interest rate derivatives and $0.1 million in other non-cash interest expense, which were partially offset by $0.2 million in counterparty receipts from our cross-currency swap. Interest expense for the three months ended March 31, 2019 was primarily attributable to $0.6 million in interest charges for our prior credit facilities, which was partially offset by $0.2 million in counterparty receipts from our cross-currency swap.

Income Tax Expense

Income tax expense was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, our effective tax rate (“ETR”) was (18.3)%, compared with an ETR of 16.8% for the three months ended March 31, 2019. The increase in our income tax expense and ETR for the three months ended March 31, 2020 were primarily attributable to certain non-deductible transaction costs incurred in connection with the Merger Agreement, the geographic mix of earnings between the U.S. and Germany, which has a higher statutory tax rate, and a decrease in windfall tax benefits on stock-based compensation. These increases were partially offset by the discrete impact of certain deductible transaction costs incurred in connection with the Merger Agreement.

Comparison of Our Stock-based Compensation Expense for the Three Months Ended March 31, 2020 and 2019

Stock-based compensation expense, included in our operating costs and expenses by category, increased $0.8 million, or 31.3%, to $3.2 million for the three months ended March 31, 2020, compared with stock-based compensation expense of $2.4 million for the three months ended March 31, 2019. Stock-based compensation expense represented 5.6% and 5.1% of operating costs and expenses for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the allocation of stock-based compensation expense in our unaudited consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change from Prior Year
(in thousands)	2020	2019	($)
Sales and marketing	$124	$70	$54
Product development and content	1,928	1,500	428
General and administrative	1,133	855	278
Total stock-based compensation expense	$3,185	$2,425	$760

Liquidity and Capital Resources

Cash Flows

The following table sets forth the changes in our cash and cash equivalents for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$5,551	$3,362
Net cash used in investing activities	(87)	(12,091)
Net cash (used in) provided by financing activities	(467)	234
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	$4,997	$(8,495)

Operating Activities

We received $5.6 million and $3.4 million in cash flows from our operating activities for the three months ended March 31, 2020 and 2019, respectively. The increase in our operating cash flows for the three months ended March 31, 2020 was primarily attributable to a $5.3 million increase in working capital inflows, which was partially offset by a $3.7 million decrease in net income.

Investing Activities

We used $0.1 million and $12.1 million in cash flows for our investing activities for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, our cash used for investing activities was fully attributable to $0.1 million in purchases of property and equipment. For the three months ended March 31, 2019, our cash used for investing activities was fully attributable to cash consideration payments of $11.8 million for our acquisition of Initech, and $0.3 million in purchases of property and equipment.

Financing Activities

We used $0.5 million in cash flows for our financing activities for the three months ended March 31, 2020 and received $0.2 million in cash flows from our financing activities for the three months ended March 31, 2019. For the three months ended March 31, 2020, our cash used for financing activities was primarily attributable to payments of $0.9 million on our term loan facility, which was partially offset by $0.6 million in proceeds received from the exercise of employee stock options. For the three months ended March 31, 2019, our cash received from financing activities was primarily attributable to a $7.0 million draw on our prior revolving credit facility to finance a portion of our acquisition of Initech and $0.7 million in proceeds received from the exercise of employee stock options, which were partially offset by payments of $7.3 million on our prior term loan facility.

Cash and Cash Equivalents

The following table sets forth our cash and cash equivalents as a percentage of our total assets as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$32,110	$27,241
Total assets	$271,780	$272,721
Percentage of total assets	11.8%	10.0%

Our cash and cash equivalents are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in two large financial institutions.

As of March 31, 2020 and December 31, 2019, we had positive working capital of $25.9 million and $23.6 million, respectively. We define working capital as total current assets less total current liabilities as shown on our consolidated balance sheets.

Sources of Liquidity

Our primary sources of liquidity are cash generated from operations, available cash, accounts receivable and borrowings under our credit facilities, which are described in further detail in “Note 9 — Debt” to the “Consolidated Financial Statements” included in our Annual Report for the year ended December 31, 2019. We believe these sources are sufficient to fund our planned operations and to meet our contractual obligations. As of March 31, 2020, we had an outstanding balance of $33.3 million on our term loan facility. The weighted-average interest rate as of March 31, 2020 was 3.69%. We also have a revolving credit facility with a borrowing capacity of $25.0 million, of which, there were no outstanding borrowings as of March 31, 2020. Unused commitment fees on our revolving credit facility were 0.25% per annum as of March 31, 2020.

Capital Expenditures

We have budgeted capital expenditures of $3.5 million for the remainder of 2020, which we believe will support the growth of our domestic and international business through increased capacity, performance improvement and expanded content.

Off Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off balance sheet arrangements or other contractually-narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Non-GAAP Financial Measure

The following discussion and analysis includes both financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”), as well as Adjusted EBITDA (defined below), which is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to, net income, operating income and cash flows from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that both management and stockholders benefit from referring to Adjusted EBITDA (defined below) in planning, forecasting and analyzing future periods. We use this non-GAAP financial measure in evaluating our financial and operational decision-making and as a means to evaluate period to period comparison.

We define Adjusted EBITDA as net income (or loss) before interest expense, benefit from or provision for income taxes, depreciation and amortization expense, stock-based compensation expense, non-recurring acquisition, restructuring or other expenses, gain or loss on foreign currency transactions, gain or loss on sale or disposal of assets, provision for expected credit losses outside the normal range and goodwill and long-lived asset impairment charges. We exclude stock-based compensation expense because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition-related costs, and other items of a non-operational nature that affect comparability. We recognize Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our net (loss) income, which is the most comparable financial measure calculated in accordance with GAAP to Adjusted EBITDA. We believe providing this non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table sets forth a reconciliation of net (loss) income, a GAAP financial measure, to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(2,408)	$1,258
Interest expense	396	403
Income tax expense	373	254
Depreciation and amortization expense	2,820	3,198
Stock-based compensation expense	3,185	2,425
Acquisition, restructuring and other	3,370	479
Loss on disposal of assets	108	—
Loss on foreign currency transactions	7	65
Adjusted EBITDA	$7,851	$8,082

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates on our term loan facility are variable in nature; however, we are party to two fixed-pay amortizing interest rate swaps having a combined remaining notional amount of $22.6 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. If interest rates were to remain at the March 31, 2020 level, we would make interest payments of $0.1 million in 2020, $0.2 million in 2021 and $0.1 million in 2022 for net settlements on the fixed-pay amortizing interest rate swaps and non-amortizing interest rate cap.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Limitations on the Effectiveness of Controls and Procedures and Internal Controls over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. In addition, the design of disclosure controls and procedures and internal controls over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.

Since April 6, 2020, three putative class actions, (i) Post v. The Meet Group, Inc., et al., No. 1:20-cv-00479-LPS, (ii) Paskowitz v. The Meet Group, Inc., et al., No. 1:20-cv-00481-LPS and (iii) Mowry v. The Meet Group, Inc. et al., No. 2:20-cv-02092, and seven individual actions, (i) Wang v. The Meet Group, Inc., et al., No. 1:20-cv-00475-LPS, (ii) Bayer v. The Meet Group, Inc., et al., No. 1:20-cv-02873-AKH, (iii) Gurian v. The Meet Group, Inc., et al., No. 1:20-cv-02855-AKH, (iv) Cole v. The Meet Group, Inc., et al., No. 1:20-cv-02987, (v) Justus v. The Meet Group, Inc., et al., No 2:20-cv-04314, (vi) Respler v. The Meet Group, Inc., et al., No. 3:20-cv-02841-JSC and (vii) Miles v. The Meet Group, et al., No. 1:20-cv-03301 were filed by purported stockholders of the Company against us and the members of the Board of the Directors (“Board”). Post, Paskowitz and Wang were filed in the U.S. District Court for the District of Delaware; Bayer, Gurian, Cole, and Miles were filed in the U.S. District Court for the Southern District of New York; Justus was filed in the U.S. District Court for the District of New Jersey; Respler was filed in the U.S. District Court for the Northern District of California; and Mowry was filed in U.S. District Court for the Eastern District of Pennsylvania. The complaints generally allege that our preliminary proxy statement filed with the SEC on April 2, 2020 or definitive proxy statement filed with the SEC on April 22, 2020 (collectively, “Proxy Statement”) contained false or misleading statements regarding the Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and that the Board breached its fiduciary duty of candor/disclosure. The specific allegations include that the Proxy Statement misstated or omitted material information regarding our financial projections, certain confidentiality agreements between us and potential acquirers, potential conflicts of interest, analyses performed by our financial advisor and the fee payable to our financial advisor in connection with the Merger. The actions seek, among other things, to (i) enjoin us and the Board from proceeding with obtaining the stockholder approval for the Merger Agreement and the Merger at the special meeting or consummating the transactions contemplated by the Merger Agreement, including the Merger; (ii) cause us and the Board to disseminate revised disclosures; (iii) rescind, to the extent already implemented, the Merger Agreement; and (iv) recover any damages suffered by the plaintiffs as a result of the false or misleading statements or the consummation of the transactions contemplated by the Merger Agreement, including the Merger. We believe that the claims are without merit and intend to vigorously defend against them.

On December 5, 2019, Blanca Yolanda Vargas served a complaint on us that she filed on November 27, 2019 in Kern County Superior Court, California accusing us of the wrongful death of her son at the hand of someone he allegedly first met on the MeetMe app. We filed a Demurrer on February 25, 2020, which is scheduled for a hearing on June 1, 2020. It is not possible at this time to reasonably assess the outcome of this litigation or to estimate a loss or range of loss, if any, due to the fact that we believe the plaintiff’s allegations are without merit and we intend to defend against them vigorously.

On January 30, 2020, we received a letter from Representative Raja Krishnamoorthi, Chairman of the U.S. House of Representatives Subcommittee on Economic and Consumer Policy (“Subcommittee”), requesting that we produce certain documents and information from the period January 2018 to the present to assist the Subcommittee in its investigation of underage use of dating apps across the industry. We responded with the requested documents and information on February 13, 2020, and we expect to file additional documents and information as the investigation proceeds.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods. See “Note 10— Commitments and Contingencies” to the unaudited “Consolidated Financial Statements” included elsewhere in this Quarterly Report for information on specific matters, if any.

ITEM 1A.    RISK FACTORS

Our Annual Report for the year ended December 31, 2019 filed with the SEC on March 12, 2020 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. — Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report for the year ended December 31, 2019, which we are including in this Quarterly Report. One should carefully consider the risk factors discussed in our Annual Report for the year ended December 31, 2019 and those set forth below, as well as the other information in this Quarterly Report, which could materially harm our business, financial condition, results of operations and/or the value of our common shares.

Our business, operations and financial results are subject to interruptions, delays or failures resulting from global or national health epidemics or concerns.

Our business, operations and financial results could be negatively impacted by global or national health epidemics or concerns, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our employees, vendors, advertising partners and users operate. In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the U.S. and Germany.

The ongoing global COVID-19 pandemic has impacted, and may continue to impact, our business and the businesses of our vendors and advertising partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. Starting in March 2020, we have seen lower industry demands for advertising and lower advertising rates, which we attribute to the global macroeconomic effects of the COVID-19 pandemic. Lower demands for advertising and lower advertising rates now and in the future could result in decrease in our advertising revenue, which could harm our margins and business.

In response to the COVID-19 pandemic, many U.S. state and local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our vendors, advertising partners and users of the apps. We have implemented a work-from-home policy for substantially all of our employees in the U.S. and Germany, and we may take further actions that alter our operations as may be required by U.S. federal, state, local or foreign authorities, or which we determine are in our best interests. In addition, much of our content moderation services are performed in India, where technical infrastructure lags behind that of the U.S and Germany. Both of our moderation centers in Delhi and Bangalore have closed in response to state and local business closures, forcing employees there to work from their homes. Such disruptions could negatively impact our ability to run our apps, which could harm our business.

While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could affect our results due to our inability to meet in person with vendors, other service providers and advertising partners, delays in responsiveness, or other impacts on productivity that could harm our business.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, financial results or the global economy as a whole, and the effects of COVID-19 may not be fully reflected in our financial results until future periods. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of our issued and outstanding common stock during each month of the quarter ended March 31, 2020:

			Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (3)
(in thousands, except per share data)	Total Number of Shares Repurchased (1)(2)	Average Price Paid per Share (3)

Period
January 1-31, 2020	12,935	$5.00	12,935	$7,604
February 1-29, 2020	—	$—	—	$—
March 1-31, 2020	—	$—	—	$—
Total	12,935	$5.00	12,935	$7,604

(1)
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit No.	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of March 5, 2020, by and among The Meet Group, Inc., a Delaware corporation, eHarmony Holding, Inc., a Delaware corporation, Holly Merger Sub, Inc., a Delaware corporation and direct, wholly owned Subsidiary of Buyer and NCG NuCom Group SE, a European stock corporation. †	8-K	3/5/2020	2.1
4.1	Amendment No. 1, dated as of March 5, 2020, to the Tax Benefits Preservation Plan, dated as of October 4, 2019, by and between The Meet Group, Inc. and Action Stock Transfer Corporation, as Rights Agent.	8-K	3/5/2020	4.1
10.1	Form of Transaction Bonus Agreement.	8-K	3/5/2020	10.1
10.2	Amendment to Employee Performance Share Award Agreements, effective as of the date immediately prior to the consummation of the Contemplated Transactions, amending the Employee Performance Share Award Agreements, dated as of April 9, 2018 and April 4, 2019, by and between The Meet Group, Inc. and Geoff Cook.	8-K	3/5/2020	10.2
10.3	Amendment No. 4 to Employment Agreement, amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook.	8-K	3/5/2020	10.3
10.4	Amendment No. 5 to Employment Agreement amending the Employment Agreement between The Meet Group, Inc. and Geoff Cook.	8-K	3/5/2020	10.4
10.5	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and James Bugden.	8-K	3/5/2020	10.5
10.6	Amendment No. 1 to Employment Agreement, dated as of March 2, 2018, by and between The Meet Group, Inc. and Michael Johnson.	8-K	3/5/2020	10.6
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101
The following materials from The Meet Group, Inc. on Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
					**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				**

† Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

THE MEET GROUP, INC.

May 6, 2020	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

May 6, 2020	By:	/s/James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)