Form 10-Q
period 2020-06-30
Meet Group, Inc.
filed 2020-08-07
CIK 1078099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☑ No

Class	Outstanding as of August 3, 2020
Common Stock, $0.001 par value per share	72,854,749

THE MEET GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$47,644	$27,241
Accounts receivable, net	33,230	25,234
Prepaid expenses and other current assets	6,464	6,062
Total current assets	87,338	58,537
Deferred tax assets	13,616	16,233
Property and equipment, net	2,701	3,625
Operating lease right-of-use assets	6,550	7,034
Intangible assets, net	24,947	29,305
Goodwill	156,749	156,687
Other assets	700	1,300
Total assets	$292,601	$272,721
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,610	$5,346
Accrued liabilities	24,806	20,090
Current portion of long-term debt	3,500	3,500
Current portion of operating lease liabilities	2,464	2,081
Current portion of finance lease obligations	9	10
Deferred revenue	3,720	3,884
Total current liabilities	43,109	34,911
Long-term debt, net	28,672	30,375
Long-term operating lease liabilities	4,204	5,024
Long-term finance lease obligations	46	53
Long-term derivative liabilities	913	1,451
Deferred tax liabilities	2,616	2,773
Other liabilities	—	894
Total liabilities	79,560	75,481
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; authorized - 5,000,000 shares; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Series A junior participating preferred stock, $0.001 par value; authorized - 200,000 shares; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized - 100,000,000 shares; 72,792,571 and 70,756,013 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	73	71
Additional paid-in capital	438,345	430,959
Accumulated deficit	(223,694)	(231,441)
Accumulated other comprehensive loss	(1,683)	(2,349)
Total stockholders’ equity	213,041	197,240
Total liabilities and stockholders’ equity	$292,601	$272,721

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$90,332	$52,000	$145,398	$101,513
Operating costs and expenses:
Sales and marketing	8,089	9,060	15,803	16,900
Product development and content	57,627	30,151	95,298	61,273
General and administrative	6,663	5,892	11,693	10,820
Depreciation and amortization	2,689	3,430	5,509	6,628
Acquisition, restructuring and other	1,335	25	4,705	504
Total operating costs and expenses	76,403	48,558	133,008	96,125
Income from operations	13,929	3,442	12,390	5,388
Other income (expense):
Interest income	7	28	20	60
Interest expense	(554)	(328)	(950)	(731)
Gain (loss) on foreign currency transactions	3	(2)	(4)	(68)
Loss on disposal of assets	—	—	(108)	—
Other items of (expense) income, net	—	(1)	2	3
Total other expense	(544)	(303)	(1,040)	(736)
Income before income tax expense	13,385	3,139	11,350	4,652
Income tax expense	(3,006)	(935)	(3,379)	(1,190)
Net income	$10,379	$2,204	$7,971	$3,462

Basic and diluted net income per share:
Basic net income per share	$0.14	$0.03	$0.11	$0.05
Diluted net income per share	$0.14	$0.03	$0.10	$0.04

Weighted-average shares outstanding:
Basic	72,030,143	75,648,621	71,516,532	75,250,562
Diluted	76,225,180	78,508,559	76,073,893	78,656,115

Comprehensive income:
Net income	$10,379	$2,204	$7,971	$3,462
Other comprehensive income:
Reclassification of loss (gain) on derivatives, net of tax of $227, $106, $46 and $240, respectively	813	232	216	(544)
Unrealized (loss) gain on derivatives, net of tax of $183, $50, $272 and $336, respectively	(401)	(131)	421	697
Foreign currency translation adjustment	436	263	29	(58)
Other comprehensive income	848	364	666	95
Comprehensive income	$11,227	$2,568	$8,637	$3,557

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2020	71,185,492	$71	$434,622	$(234,073)	$(2,531)	$198,089
Stock-based compensation expense	—	—	2,850	—	—	2,850
Exercise of stock options	343,264	—	1,423	—	—	1,423
Issuance of common stock for vested restricted stock awards	1,263,815	2	—	—	—	2
Restricted stock awards withheld to cover taxes	—	—	(550)	—	—	(550)
Other comprehensive income	—	—	—	—	848	848
Net income	—	—	—	10,379	—	10,379
Balance as of June 30, 2020	72,792,571	$73	$438,345	$(223,694)	$(1,683)	$213,041

Balance as of January 1, 2020	70,756,013	$71	$430,959	$(231,441)	$(2,349)	$197,240
Accounting Standards Update No. 2016-13	—	—	—	(159)	—	(159)
Stock-based compensation expense	—	—	6,035	—	—	6,035
Exercise of stock options	506,105	—	1,987	—	—	1,987
Issuance of common stock for vested restricted stock awards	1,543,388	2	—	—	—	2
Restricted stock awards withheld to cover taxes	—	—	(636)	—	—	(636)
Repurchase and retirement of common stock	(12,935)	—	—	(65)	—	(65)
Other comprehensive income	—	—	—	—	666	666
Net income	—	—	—	7,971	—	7,971
Balance as of June 30, 2020	72,792,571	$73	$438,345	$(223,694)	$(1,683)	$213,041

Balance as of April 1, 2019	75,270,035	$76	$422,472	$(219,018)	$(2,303)	$201,227
Stock-based compensation expense	—	—	2,865	—	—	2,865
Exercise of stock options	5,597	—	23	—	—	23
Issuance of common stock for vested restricted stock awards	951,951	1	(1)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(283)	—	—	(283)
Other comprehensive income	—	—	—	—	364	364
Net income	—	—	—	2,204	—	2,204
Balance as of June 30, 2019	76,227,583	$77	$425,076	$(216,814)	$(1,939)	$206,400

Balance as of January 1, 2019	74,697,526	$75	$419,456	$(220,276)	$(2,034)	$197,221
Stock-based compensation expense	—	—	5,290	—	—	5,290
Exercise of stock options	157,334	—	703	—	—	703
Issuance of common stock for vested restricted stock awards	1,372,723	2	(2)	—	—	—
Restricted stock awards withheld to cover taxes	—	—	(371)	—	—	(371)
Other comprehensive income	—	—	—	—	95	95
Net income	—	—	—	3,462	—	3,462
Balance as of June 30, 2019	76,227,583	$77	$425,076	$(216,814)	$(1,939)	$206,400

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,971	$3,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,509	6,628
Amortization of right-of-use assets	1,284	1,294
Stock-based compensation expense	6,035	5,290
Deferred tax expense	2,317	268
Loss on disposal of assets	108	—
Loss on foreign currency transactions	4	68
Provision for expected credit losses	989	909
Non-cash interest expense	452	94
Changes in derivatives	246	—
Changes in contingent consideration obligations	45	64
Changes in operating assets and liabilities:
Accounts receivable	(9,137)	2,414
Prepaid expenses, other current assets and other assets	47	(484)
Accounts payable and accrued liabilities	5,399	(6,021)
Deferred revenue	(164)	(19)
Net cash provided by operating activities	21,105	13,967
Cash flows from investing activities:
Purchases of property and equipment	(233)	(688)
Acquisition of business, net of cash acquired	—	(11,808)
Net cash used in investing activities	(233)	(12,496)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,987	703
Repurchases of common stock	(65)	—
Payments of finance leases	(7)	(78)
Proceeds from revolving loan	—	7,000
Payments for restricted stock awards withheld for taxes	(636)	(371)
Payments of term loan	(1,750)	(11,067)
Net cash used in financing activities	(471)	(3,813)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	20,401	(2,342)
Effect of foreign currency exchange rate	2	29
Net increase (decrease) in cash and cash equivalents	20,403	(2,313)
Cash and cash equivalents as of beginning of period	27,241	28,366
Cash and cash equivalents as of end of period	$47,644	$26,053
Supplemental disclosure of cash flow information:
Cash paid for interest	$245	$630
Cash paid for income taxes	$1,375	$1,320

See notes to consolidated financial statements.

THE MEET GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The Meet Group, Inc. (“Company,” or “The Meet Group”) is a leading provider of interactive dating solutions designed to meet the universal need for human connection. The Company leverages a powerful live video platform (“Live”), empowering its global community to forge meaningful connections. The Company’s primary applications (“apps”) are MeetMe®, Skout®, Tagged®, LOVOO® and Growlr®.

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

Unaudited Interim Financial Information

The unaudited consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included therein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020.

Merger Agreement

On March 5, 2020, the Company entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s and General Atlantic Coöperatief U.A.’s joint company, NCG – NUCOM GROUP SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), by and among the Company, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement, Merger Sub shall merge with and into the Company (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer. The Company recorded $1.2 million and $4.3 million of acquisition, restructuring and other expenses related to the Merger Agreement during the three and six months ended June 30, 2020, respectively.

The Company expects the Merger to close by the end of 2020, subject to the satisfaction of all closing conditions.

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

Impact of the 2019 Novel Coronavirus

The Company is closely monitoring the impact of the 2019 novel coronavirus (“COVID-19”) on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the U.S. President declared the COVID-19 outbreak a national emergency. While the Company’s total revenue increased significantly during the second quarter of 2020, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact the Company’s results of operations, cash flows and financial position as well as its vendors, advertising partners and users.

Note 2 — Credit Risk and Allowance for Credit Losses

The Company is exposed to significant concentrations of credit risk for certain of its financial assets, including cash, cash equivalents and accounts receivable.

Cash and Cash Equivalents

Cash is carried on the Company’s consolidated balance sheets at amortized cost and consists primarily of U.S. dollars and euros held in insured depository accounts with major U.S. and international banks and financial institutions. The Company believes its risk of credit losses for cash is remote and, accordingly, its allowance for credit losses was insignificant as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, $40.7 million and $19.7 million of cash exceeded depository insurance limits, respectively.

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

Accounts Receivable, Net

Accounts receivable are carried on the Company’s consolidated balance sheets at amortized cost, net of an allowance for credit losses. The Company extends credit in the normal course of business to both U.S. and international customers on a non-collateralized basis under payment terms that typically range from 30 to 120 days. Accounts receivable are written-off in the period that management determines they are uncollectible.

The following table sets forth the composition of the Company’s accounts receivable, net as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$34,349	$25,503
Less: Allowance for credit losses	(1,119)	(269)
Accounts receivable, net	$33,230	$25,234

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

The following table sets forth a summary of the changes in the Company’s allowance for credit losses related to accounts receivable for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Balance as of January 1	$428	$384
Provision for expected credit losses	989	909
(Write-offs) recoveries of accounts receivable	(298)	70
Balance as of June 30	$1,119	$1,363

Concentration of Credit Risk

Three customers, which were advertising aggregators or payment processors representing thousands of customers, comprised 73% and 42% of the Company’s accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

Note 3 — Prepaid Expenses and Other Current Assets

The following table sets forth the composition of the Company’s prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Value-added tax and income tax receivables	$1,702	$1,312
Fair value of derivative assets	566	583
Prepaid insurance	892	659
Prepaid support contracts	534	443
Prepaid service providers	1,384	1,765
Prepaid advertising	569	680
Other prepaid expenses and other current assets	817	620
Total prepaid expenses and other current assets	$6,464	$6,062

Note 4 — Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment, net as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Servers, computer equipment and software	$15,014	$14,901
Office furniture and equipment	889	863
Leasehold improvements	770	671
Total property and equipment	16,673	16,435
Less: Accumulated depreciation	(13,972)	(12,810)
Total property and equipment, net	$2,701	$3,625

Depreciation expense was $0.5 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

Note 5 — Leases

The Company has operating leases for its operating facilities, data center storage facilities and certain data storage equipment in the U.S. and Germany, and finance leases for printers in its German offices. The Company's lease terms include options to extend or terminate the lease and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

The following table sets forth the Company’s lease costs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Lease costs:
Operating lease cost(1)	$724	$655	$1,447	$1,380

Finance lease cost:
Depreciation expense	$5	$—	$10	$2
Interest on lease liabilities	1	2	2	4
Total finance lease cost	$6	$2	$12	$6
(1) Short-term lease costs were immaterial.

The following table sets forth the supplemental cash flow information for the Company’s leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,402	$1,373
Operating cash flows for finance leases	$2	$4
Financing cash flows for finance leases	$7	$78

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$800	$6,440

The following table sets forth the Company’s aggregate future lease payments for operating and finance leases as of June 30, 2020:

(in thousands)	Lease Payments
Years Ending December 31,	Operating Leases	Finance Leases
Remaining in 2020	$1,453	$6
2021	2,469	12
2022	1,119	12
2023	595	12
2024	559	12
Thereafter	1,184	9
Total minimum lease payments	7,379	63
Less: Amount representing interest	711	8
Present value of minimum lease payments	6,668	55
Less: Current portion	2,464	9
Long-term portion	$4,204	$46

The following table sets forth the Company’s weighted-average remaining lease terms and discount rates as of June 30, 2020:

Weighted-average Remaining Lease Terms and Discount Rates
Weighted-average remaining lease terms (years):
Operating leases	3.88
Finance leases	5.25

Weighted-average discount rates:
Operating leases	4.23%
Finance leases	3.06%

Note 6 — Intangible Assets, Net

The following table sets forth the composition of the Company’s intangible assets, net as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,615	$(19,248)	$16,367
Customer relationships	15,251	(11,249)	4,002
Software	19,563	(14,985)	4,578
Total intangible assets, net	$70,429	$(45,482)	$24,947

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and domain names	$35,602	$(17,423)	$18,179
Customer relationships	15,248	(10,081)	5,167
Software	19,561	(13,602)	5,959
Total intangible assets, net	$70,411	$(41,106)	$29,305

Amortization expense was $2.2 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively.

The following table sets forth the Company’s annual future amortization expense on intangible assets for the next five years and thereafter as of June 30, 2020:

(in thousands)	Amortization
Years Ending December 31,	Expense
Remaining in 2020	$4,191
2021	7,089
2022	4,148
2023	2,748
2024	2,182
Thereafter	4,589
Total amortization expense	$24,947

Note 7 — Goodwill

The following table sets forth the change in the carrying amount of the Company’s goodwill for the six months ended June 30, 2020:

(in thousands)	Goodwill
Balance as of January 1, 2020	$156,687
Foreign currency translation adjustment	62
Balance as of June 30, 2020	$156,749

Note 8 — Accrued Liabilities

The following table sets forth the composition of the Company’s accrued liabilities as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Accrued broadcaster fees, net of breakage	$8,730	$5,350
Accrued professional fees	1,416	1,889
Accrued employee-related costs	5,501	4,803
Accrued service providers	1,007	940
Accrued advertising	1,955	2,315
Accrued current tax payable	755	1,209
Accrued value-added, sales, use and other taxes	2,395	1,472
Contingent consideration	939	—
Other accrued expenses	2,108	2,112
Total accrued liabilities	$24,806	$20,090

Note 9 — Debt

The following table sets forth the composition of the Company’s debt as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Term loan facility	$32,375	$34,125
Less: Debt discount, net	(156)	(192)
Less: Debt issuance costs, net	(47)	(58)
Net carrying amount of debt	32,172	33,875
Less: Current portion of long-term debt	3,500	3,500
Long-term debt, net	$28,672	$30,375

Credit Facilities

As of June 30, 2020, the weighted-average interest rate on the Company’s term loan facility was 3.45%, and the unused commitment fee on its revolving credit facility was 0.25% per annum. There were no outstanding borrowings under the Company’s revolving credit facility as of June 30, 2020 and December 31, 2019.

The Company was in compliance with its debt covenants as of June 30, 2020.

Scheduled Principal Payments

The following table sets forth the Company’s minimum future principal payments under the credit facilities as of June 30, 2020:

(in thousands)	Principal
Years Ending December 31,	Payments
Remaining in 2020	$1,750
2021	3,500
2022	27,125
Total minimum principal payments	$32,375

Note 10— Commitments and Contingencies

Cloud Data Storage

The Company stores a portion of its user and business data using Amazon Web Services in the U.S. with a minimum commitment agreement that expires in 2021, and a majority of its user and business data in the Google Cloud Platform in Germany under a non-cancelable minimum commitment agreement that expires in 2023.

The following table sets forth the Company’s minimum future commitment payments under cloud data storage contracts as of June 30, 2020:

Commitment Payments
(in thousands)
Years Ending December 31,
Remaining in 2020	$1,874
2021	6,883
2022	1,044
2023	1,149
Total minimum commitment payments	$10,950

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

Stock-based Compensation Expense

The following table sets forth the allocation of the Company’s stock-based compensation expense in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Sales and marketing	$129	$106	$253	$177
Product development and content	1,741	1,643	3,669	3,142
General and administrative	980	1,116	2,113	1,971
Total stock-based compensation expense	$2,850	$2,865	$6,035	$5,290

As of June 30, 2020, there was $11.6 million and $2.5 million of total unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average vesting period of 1.8 years and 1.7 years for the Company’s restricted stock awards (“RSAs”) and performance share units (“PSUs”), respectively. The Company has recognized substantially all stock-based compensation expense for its stock options as of June 30, 2020.

Stock Options

Stock-based compensation expense for stock options was estimated on the grant date using the Black-Scholes option pricing model and weighted-average assumptions, and is amortized on a straight-line basis over the requisite service period based on their fair value. Stock options generally vest over a three-year period with 33% vesting at the end of year one and the remaining vesting annually thereafter. The Company has not awarded any stock options since November 2017, and all remaining outstanding stock options grants are expected to vest by November 2020.

The following table sets forth the Company’s stock options activity for the six months ended June 30, 2020:

(in thousands, except share and per share data) Stock Options	Number of Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2020	3,680,146	$3.60
Exercised	(506,105)	3.98
Forfeited or expired	(85,000)	3.65
Outstanding as of June 30, 2020	3,089,041	$3.54	4.4	$8,257
Exercisable as of June 30, 2020	3,053,207	$3.55	4.4	$8,125

The total intrinsic values of stock options exercised during the six months ended June 30, 2020 and 2019 were $0.9 million and $0.2 million, respectively. The Company recorded stock-based compensation expense related to its stock options of $0.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Awards

Stock-based compensation expense for RSAs was estimated on the grant date using the fair value of the Company’s stock, and is amortized on a straight-line basis over the requisite service period. RSAs generally vest over a three-year period with 33% vesting at the end of year one and the remaining vesting annually thereafter.

The following table sets forth the Company’s RSAs activity for the six months ended June 30, 2020:

	Number of
	Restricted Stock	Weighted-average
Restricted Stock Awards	Awards	Stock Price
Outstanding as of January 1, 2020	4,036,398	$4.85
Granted	620,277	5.51
Vested	(1,648,692)	4.85
Forfeited or expired	(120,137)	5.54
Outstanding as of June 30, 2020	2,887,846	$4.95

Shares are forfeited if not vested within three years from the date of grant. The Company recorded stock-based compensation expense related to its RSAs of $2.3 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.8 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

Performance Share Units

The Company began granting PSUs to certain employees in April 2018. PSUs are based on a relative total shareholder return (“TSR”) metric over a performance period spanning three years from the grant date of the PSUs. PSUs will vest at the end of the performance period and will be paid immediately in shares of common stock. Stock-based compensation expense for PSUs is estimated on the grant date using a Monte-Carlo simulation model that utilizes several key assumptions including, but not limited to, expected Company and Russell 2000 peer group share price volatility, correlation coefficients between peers, the risk-free rate of return, the expected dividend yield and other award design features, and is amortized on a straight-line basis over the performance period. PSUs are forfeited if the participant is no longer employed on the third anniversary of the grant date, except in the event of an involuntary termination, death, disability or change in control, as defined. PSUs share payouts range from a threshold of 33% to a maximum of 170% based on the relative ranking of the Company’s TSR as compared to the TSR of the companies in the Russell 2000 peer group. The PSUs awards stipulate certain limitations to the payout in the event the payout reaches a defined ceiling level or the Company’s TSR is negative.

The following table sets forth the Company’s PSUs activity for the six months ended June 30, 2020:

	Number of
	Performance Share	Weighted-average
Performance Share Units	Units	Stock Price
Outstanding as of January 1, 2020	1,086,100	$4.34
Granted	60,000	6.61
Outstanding as of June 30, 2020	1,146,100	$4.46

The Company recorded stock-based compensation expense related to its PSUs of $0.4 million for each of the three months ended June 30, 2020 and 2019, and $0.8 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Note 12— Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivatives. Specifically, the Company enters into derivatives to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s interest rate derivatives are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. Certain of the Company’s foreign operations also expose it to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency. The Company enters into foreign currency derivatives to protect the value or fix the amount of certain liabilities in terms of its functional currency, the U.S. dollar.

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

Prior to March 5, 2020, the Company’s interest rate derivatives were designated and qualified as cash flow hedges of interest rate risk, where the gains or losses for changes in the fair values of these derivatives were recorded in accumulated other comprehensive income or loss and subsequently reclassified into interest expense in the same period that the hedged transactions affected earnings. Gains or losses for changes in the fair values of these derivatives that represented hedge components excluded from the assessment of effectiveness were recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components, if any, were presented in interest expense. Amounts reported in accumulated other comprehensive income or loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

On March 5, 2020, given the potential for changes in the Company’s future expected interest payments that are hedged by these interest rate derivatives as a result of the Merger Agreement, such derivatives no longer qualified as cash flow hedges of interest rate risk and were dedesignated as such. Following this dedesignation, all gains or losses for changes in the fair values of the Company’s interest rate derivatives are recognized in interest expense. The cumulative remaining unrealized losses at the dedesignation date that were previously recognized in accumulated other comprehensive loss were amortized to interest expense over the remaining contractual terms for the Company’s interest rate derivatives from March 5, 2020 to June 30, 2020. On June 30, 2020, the Company updated its probability assessment for the potential changes in its future expected interest payments that are hedged by these interest rate derivatives due to the progression of the Merger, and all cumulative remaining unrealized losses, net of tax, that were previously recognized in accumulated other comprehensive loss were reclassified to interest expense. Interest expense for the three and six months ended June 30, 2020 includes unrealized losses of $0.1 million and $0.3 million for changes in the fair values of the Company’s interest rate derivatives, respectively, and $0.4 million of cumulative remaining unrealized losses were reclassified from accumulated other comprehensive loss to interest expense on June 30, 2020.

The following table sets forth the Company’s outstanding interest rate derivatives that were not designated as hedging instruments of interest rate risk as of June 30, 2020:

(in thousands)	Number of Instruments	At Inception Notional	As of June 30, 2020 Notional	Weighted-average Maturity Date (Years)
Interest Rate Derivatives
Interest rate swaps	2	$57,185	$21,685	1.82
Interest rate cap	1	$15,000	$10,690	0.22

Foreign Exchange Risk Management

The Company uses foreign currency derivatives, including cross-currency swaps, to manage its exposure to fluctuations in the U.S. dollar-to-euro exchange rate. Cross-currency swaps involve exchanging fixed-rate interest payments for fixed-rate interest receipts, both of which will occur at the U.S. dollar-to-euro forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives that were designated and qualified as cash flow hedges of foreign exchange risk, the gains or losses for changes in the fair values of these derivatives were recorded in accumulated other comprehensive income or loss and subsequently reclassified in the period that the hedged transaction affected earnings within the same income statement line item as the earnings effect of the hedged transaction. On June 30, 2020, given the potential for changes in the Company’s future expected foreign currency exchanges that are hedged by the cross-currency swap due to the progression of the Merger, this derivative no longer qualified as a cash flow hedge of foreign exchange risk and was dedesignated as such. Following this dedesignation, all gains or losses for changes in the fair value of the Company’s cross-currency swap will be recognized in interest expense. In addition, $0.1 million of cumulative remaining unrealized gains, net of tax, that were previously recognized in accumulated other comprehensive loss were reclassified to interest expense on June 30, 2020.

The following table sets forth the Company’s outstanding foreign currency derivative that is not designated as a cash flow hedge of foreign exchange risk as of June 30, 2020:

(in thousands)	Number of Instruments	Pay Fixed Notional	Receive Fixed Notional	Weighted-average Maturity Date (Years)
Foreign Currency Derivative
Cross-currency swap	1	€35,058	$38,750	2.16
		(amortizing to €34,154 as of June 30, 2020)	(amortizing to $37,750 as of June 30, 2020)

The following tables set forth the effect of the Company’s cash flow hedge accounting on its other comprehensive income for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Amount of Loss (Gain) Reclassified from Other Comprehensive Income into Income or Loss
Location of Loss (Gain) Reclassified from Other Comprehensive Income into Income or Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$467	$(31)	$481	$(83)
Interest expense on foreign currency transactions	(233)	(200)	(355)	(403)
Foreign currency transactions	806	569	44	(298)
Total loss (gain) reclassified	$1,040	$338	$170	$(784)

(in thousands)	Amount of (Loss) Gain Recognized in Other Comprehensive Income from Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate products	$—	$(70)	$(583)	$(130)
Cross-currency swap	(584)	(111)	1,276	1,163
Total unrealized (loss) gain	$(584)	$(181)	$693	$1,033

The following tables set forth the effects of the Company’s derivatives on its consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total amounts of interest expense presented in the consolidated statements of operations	$(554)	$(328)	$(950)	$(731)
Loss on derivatives not designated as a hedging instrument:
Amount of loss related to changes in fair values of interest rate derivatives not designated as a hedging instrument	$(94)	$—	$(263)	$—

Gain (loss) on cash flow hedging relationships:
Amount of gain reclassified from accumulated other comprehensive loss into income or loss	$118	$231	$243	$486
Amount of loss reclassified from accumulated other comprehensive loss into income or loss as a result of a forecasted transaction being no longer probable of occurring	$(352)	$—	$(369)	$—

	Foreign Currency Transactions
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total amounts of gain (loss) on foreign currency transactions presented in the consolidated statements of operations	$3	$(2)	$(4)	$(68)
(Loss) gain on cash flow hedging relationships:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income or loss	$(806)	$(569)	$(44)	$298

Fair Value of Derivatives

The following table sets forth the fair values of the Company’s derivatives, as well as their classification on the consolidated balance sheets, as of June 30, 2020 and December 31, 2019:

		Fair Value of Derivatives
		Asset Derivatives		Liability Derivatives
		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(in thousands)	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Accrued liabilities	$—	$—	$(401)	$—
Interest rate products	Long-term derivative liabilities	—	—	(438)	—
Cross-currency swap	Prepaid expenses and other current assets	566	—	—	—
Cross-currency swap	Long-term derivative liabilities	—	—	(475)	—

Derivatives designated as hedging instruments:
Interest rate products	Prepaid expenses and other current assets	—	15	—	—
Interest rate products	Accrued liabilities	—	—	—	(12)
Interest rate products	Long-term derivative liabilities	—	—	—	(9)
Cross-currency swap	Prepaid expenses and other current assets	—	568	—	—
Cross-currency swap	Long-term derivative liabilities	—	—	—	(1,442)
Total derivatives		$566	$583	$(1,314)	$(1,463)

The fair values of the Company’s derivatives are determined using widely-accepted valuation techniques, including a discounted cash flows analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the periods to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swaps and the cross-currency swap are determined using the market-standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The Company incorporates credit valuation adjustments to appropriately reflect both its non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company made an accounting policy election to measure the credit risk of its derivatives that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2020 and 2019 were classified as Level 2 within the fair value hierarchy.

As of June 30, 2020, the fair values of the Company’s derivatives were in a net liability position of $0.7 million for the aggregate of its contracts, which included accrued interest but excluded any adjustment for non-performance risk. As of June 30, 2020, the Company had not posted any collateral related to these contracts. If the Company had breached any credit-risk related provisions as of June 30, 2020, it could have been required to settle its obligations under the contracts at their termination value of $0.7 million.
Note 13— Revenue

Disaggregation of Revenue

The following table sets forth the Company’s revenue disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(in thousands)	$	%	$	%	$	%	$	%
User pay revenue:
Video	$61,350	67.9%	$21,279	40.9%	$89,983	61.9%	$41,508	40.9%
Subscription and other in-app products	20,031	22.2%	15,642	30.1%	34,426	23.7%	31,238	30.8%
Total user pay revenue	81,381	90.1%	36,921	71.0%	124,409	85.6%	72,746	71.7%
Advertising revenue	8,951	9.9%	15,079	29.0%	20,989	14.4%	28,767	28.3%
Total revenue	$90,332	100.0%	$52,000	100.0%	$145,398	100.0%	$101,513	100.0%

Significant Customers

During the six months ended June 30, 2020 and 2019, three and two customers, all of which were advertising aggregators or payment processors representing thousands of customers, comprised 76% and 61% of total revenue, respectively.

Contract Assets and Contract Liabilities

The following table sets forth the composition of the Company’s contract assets and liabilities as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Assets:
Accounts receivable	$34,528	$25,503
Total contract assets	$34,528	$25,503
Liabilities:
Deferred revenue	$3,720	$3,884
Total contract liabilities	$3,720	$3,884

The Company’s deferred revenue balance for the six months ended June 30, 2020 increased by $118.9 million due to consideration received in advance of providing services to subscription and in-app purchases’ customers, including in-app purchases related to video. This amount was offset by $119.0 million of revenue recognized from deferred revenue due to performance obligations satisfied during the six months ended June 30, 2020.

Note 14 — Net Income per Share

The following table sets forth the computation of the Company’s basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$10,379	$2,204	$7,971	$3,462
Denominator:
Weighted-average shares outstanding — basic	72,030,143	75,648,621	71,516,532	75,250,562
Effect of dilutive securities	4,195,037	2,859,938	4,557,361	3,405,553
Weighted-average shares outstanding — diluted	76,225,180	78,508,559	76,073,893	78,656,115
Basic net income per share	$0.14	$0.03	$0.11	$0.05
Diluted net income per share	$0.14	$0.03	$0.10	$0.04

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding, calculated using the treasury stock method for in-the-money stock options, unvested RSAs and unvested PSUs using the average market price during the period.

For the three months ended June 30, 2020 and 2019, less than 0.1 million and 2.2 million shares, respectively, and for the six months ended June 30, 2020 and 2019, 0.1 million and 1.6 million shares, respectively, of the Company’s stock-based compensation awards that could potentially dilute basic net income per share in the future were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive.

Note 15 — Retirement Plan

The Company maintains The Meet Group, Inc. 401(k) Retirement Plan (“401(k) Plan”), which is a savings and investment plan intended to be qualified under of the Internal Revenue Code. The 401(k) Plan covers the majority of the employees of the Company. In January 2014, the Company began providing employer-matching contributions to the 401(k) Plan based on a participant’s contributions. The Company’s employer-matching contributions expense totaled $0.2 million for each of the three months ended June 30, 2020 and 2019, and $0.4 million for each of the six months ended June 30, 2020 and 2019. This expense is included in sales and marketing expenses, product development and content expenses and general and administrative expenses in the consolidated statements of operations and comprehensive income.

Note 16 — Income Taxes

Income tax expense was $3.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in income tax expense and the decrease in the effective tax rate to 22.5% from 29.8% for the three months ended June 30, 2020 and 2019, respectively, were primarily attributable to increased earnings and the geographic mix of earnings between the U.S. and Germany. The increases in income tax expense and the effective tax rate to 29.8%, from 25.6% for the six months ended June 30, 2020 and 2019, respectively, were primarily attributable to increased earnings, certain non-deductible transaction costs incurred in connection with the Merger Agreement and the geographic mix of earnings between the U.S. and Germany.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets, primarily U.S. federal and state net operating loss carryforwards (“NOLs”). As of June 30, 2020 and December 31, 2019, the Company had a partial valuation allowance related to certain acquired state NOLs that it believes are more-likely-than-not to remain unutilized.

During each of the three and six months ended June 30, 2020 and 2019, the Company had no material changes in its uncertain tax positions.

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

The outstanding balance of the Company’s term loan facility as of June 30, 2020 and December 31, 2019 approximates fair value due to its variable market interest rate and relative short maturity.

Items measured at fair value on a recurring basis include the Company’s money market funds, derivative assets and liabilities and contingent consideration. During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs of the fair value hierarchy.

The following table sets forth the fair value hierarchy information for each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

(in thousands)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Assets:
Money market funds	$20,296	$—	$—	$20,296
Derivative assets	—	566	—	566
Total assets	$20,296	$566	$—	$20,862
Liabilities:
Contingent consideration	$—	$—	$(939)	$(939)
Derivative liabilities	—	(1,314)	—	(1,314)
Total liabilities	$—	$(1,314)	$(939)	$(2,253)
December 31, 2019
Assets:
Money market funds	$7,108	$—	$—	$7,108
Derivative assets	—	583	—	583
Total assets	$7,108	$583	$—	$7,691
Liabilities:
Contingent consideration	$—	$—	$(894)	$(894)
Derivative liabilities	—	(1,463)	—	(1,463)
Total liabilities	$—	$(1,463)	$(894)	$(2,357)

Fair Value of Contingent Consideration

The following table sets forth a summary of changes in the fair value of the Company’s contingent consideration liability as of June 30, 2020:

(in thousands)	Contingent Consideration
Balance as of January 1, 2020	$894
Accretion	45
Balance as of June 30, 2020	$939

The Company’s contingent consideration liability represents its contingent performance obligations related to the acquisition of Initech, LLC on March 5, 2019 and is measured at fair value using the income approach with assumed discount rates and payment probabilities. These assumptions are based on unobservable inputs in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of the Company’s contingent consideration liability is recognized on its consolidated balance sheets within accrued liabilities as of June 30, 2020 and within other liabilities as of December 31, 2019 and any changes therein are recognized within acquisition, restructuring and other expenses in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

The Meet Group, Inc. (“Company,” “The Meet Group,” “us” or “we”) is a leading provider of interactive dating solutions designed to meet the universal need for human connection.  We leverage a powerful live video platform (“Live”), empowering our global community to forge meaningful connections. Our primary applications (“apps”) are MeetMe®, Skout®, Tagged®, LOVOO® and Growlr®.

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

We began developing Live in 2016 with the belief that we could successfully pair live streaming and dating — a model that we had seen work effectively for Asian dating app providers. We first launched Live on the MeetMe app in early 2017 and, in October 2017, we began to monetize the feature by enabling virtual gifting within live video broadcasts. During this time period, we also executed on our strategy of acquiring other properties — Skout, Inc. (“Skout”), Ifwe, Inc. (“if(we)”) and LOVOO GmbH (“LOVOO”) — where we believed Live would fit naturally. We launched the monetized version of Live on the Skout app in the fourth quarter of 2017, and the Tagged and LOVOO apps in the second quarter of 2018. We have also continued to add features and enhancements intended to drive video engagement and increase monetization across all of our apps, and, we recently launched and monetized Live on the Growlr app, which we acquired in 2019 as part of our acquisition of Initech LLC (“Initech”). Live has become the fastest-growing revenue product in our history.

We leverage Live by making it available to third-party apps (and users of third-party apps) as a video-as-a-service platform (“vPaaS”). With vPaaS, users of Live appear on and interact with users of other mobile apps and vice versa, providing mutually-beneficial revenue-share arrangements with the owners of these other third-party apps.

We also offer online marketing capabilities, which enable marketers to display their advertisements on our apps. We offer significant scale to our advertising partners, delivering more than 10 billion monthly advertising impressions across our active global user base and sophisticated programmatic strategies for effective targeting. We work with advertising partners to maximize the effectiveness of their campaigns by optimizing advertisement formats and placements for maximum performance and return on investment.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include users’ willingness to try new product offerings and engage in our app upgrades and new features, the risk that unanticipated events affect the functionality of our apps with popular mobile operating systems, any changes in such operating systems that degrade our apps’ functionality and other unexpected issues that could adversely affect usage on mobile devices, the risk that the mobile advertising market will not grow, the ongoing existence of such demand and the willingness of our users to complete mobile offers or pay for Credits, Points, Gold, Icebreakers, Flash! and Shout!. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

One should read the following discussion in conjunction with our audited historical consolidated financial statements. MD&A contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (“Annual Report”). Additional risks that we do not presently know or that we currently believe are immaterial could materially and adversely affect any of our business, financial position, future results or prospects.

This MD&A is provided as a supplement to, and should be read in conjunction with, our audited “Consolidated Financial Statements” and the related notes thereto and the MD&A included in our Annual Report, as well as our unaudited “Consolidated Financial Statements” and the related notes thereto included elsewhere in this Quarterly Report.

Merger Agreement

On March 5, 2020, we announced that we entered into a definitive agreement to be acquired by ProSiebenSat.1 Media SE’s and General Atlantic Coöperatief U.A.’s joint company, NCG – NUCOM GROUP SE, a European stock corporation (“NuCom”), through eHarmony Holding, Inc., a subsidiary of NuCom’s platform company Parship Group GmbH (“Buyer”). Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of March 5, 2020, by and among us, Buyer, Holly Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Buyer (“Merger Sub”), and NuCom, solely for the purpose of guaranteeing Buyer’s obligations under the Merger Agreement as set forth therein, and upon the terms and subject to the conditions thereof and in accordance with Section 251 of the General Corporation Law of the State of Delaware, Merger Sub shall merge with and into us (“Merger”). As a result of the Merger, the separate corporate existence of Merger Sub shall cease, we shall continue as the surviving corporation in the Merger (“Surviving Corporation”) and the Surviving Corporation shall become a wholly-owned subsidiary of Buyer. Pursuant to the Merger Agreement, we filed a definitive proxy statement and notice of a special meeting to solicit stockholder approval of the Merger Agreement with the SEC on April 22, 2020, and stockholder approval was received on June 4, 2020.

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

We expect the Merger will be completed by the end of 2020, subject to the satisfaction of all closing conditions.

Impact of the 2019 Novel Coronavirus

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, temporarily closing our offices in the U.S. and Germany and requiring all employees to work remotely. These precautionary measures remained in place during the second quarter of 2020.

In March 2020 and continuing into the second quarter of 2020, we experienced an increase in demand for our services as more people around the world practiced social distancing. We saw an increase in the demand for Live, which was partially offset by a slight decrease in demand for our dating products. As a result of these shifts in users’ behavior, video daily active users (“vDAUs”) and average daily video revenue per video daily active user (“vARPDAU”) has continued to increase, yielding an increase in video revenue.

Starting in March 2020 and continuing into the second quarter of 2020, we also saw lower industry demand for advertising, which we attribute to the global macroeconomic effects of the COVID-19 pandemic. As a result of this lower demand for advertising, advertising rates within the industry continued to decline for the three months ended June 30, 2020, and we saw a decrease in our advertising revenue. Our advertising products yield a higher margin when compared to Live and our dating products. Given the differential in margin, if this increased customer demand for Live and lower advertising rates continues, we expect our margins may be negatively impacted in the second half of 2020 or longer unless offset by rising Live revenue and we are unable to predict the duration or degree of such impact with any certainty.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. One should review “Part I, Item 1A — Risk Factors” and “Part II, Item 1A — Risk Factors,” respectively, in our Annual Report and Quarterly Report for the quarter ended March 31, 2020 filed with the SEC on May 6, 2020 (“First Quarter Quarterly Report”) for a description of the material risks that we currently face in connection with COVID-19.

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

The following table sets forth our average MAUs, DAUs and vDAUs for the three months ended June 30, 2020 and 2019:

	Average for the
	Three Months Ended June 30,
(in thousands)	2020	2019
MAUs	18,925	18,242
DAUs	4,596	5,118
vDAUs	1,021	892

Second Quarter of 2020 Highlights

•	Revenue: Our revenue was $90.3 million for the three months ended June 30, 2020, up 73.7% from $52.0 million for the three months ended June 30, 2019.

•	Net Income: Our net income was $10.4 million for the three months ended June 30, 2020, up 370.9% from $2.2 million for the three months ended June 30, 2019.

•
Adjusted EBITDA: Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $20.8 million for the three months ended June 30, 2020, up 112.6% from $9.8 million for the three months ended June 30, 2019. For the definition of Adjusted EBITDA, please refer to the heading “Non-GAAP Financial Measure” included in this MD&A.

•	Cash and Cash Equivalents: We had cash and cash equivalents of $47.6 million as of June 30, 2020.

Trends in Our Metrics

In addition to MAUs, DAUs and vDAUs, we measure activity on our apps in terms of average revenue per user (“ARPU”), average daily revenue per daily active user (“ARPDAU”) and vARPDAU. We define ARPU as the quarterly revenue per average MAU. We define ARPDAU as the average daily revenue per DAU. We define vARPDAU as the average daily video revenue per vDAU. We define a mobile MAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the month of measurement. We define a mobile DAU as a user who accessed our sites by one of our mobile apps or by the mobile optimized version of our websites for MeetMe, Skout and LOVOO, whether on a mobile phone or tablet during the day of measurement.

For the three months ended June 30, 2020, we averaged 16.75 million mobile MAUs and 18.93 million total MAUs, compared with 16.17 million mobile MAUs and 18.24 million total MAUs on average for the three months ended June 30, 2019, which amounted to an increase of 0.58 million, or 3.6%, for mobile MAUs, and an increase of 0.68 million, or 3.7%, for total MAUs.

For the three months ended June 30, 2020, we averaged 4.08 million mobile DAUs and 4.60 million total DAUs, compared with 4.56 million mobile DAUs and 5.12 million total DAUs on average for the three months ended June 30, 2019, which amounted to a decrease of 0.48 million, or 10.6%, for mobile DAUs, and a decrease of 0.52 million, or 10.2%, for total DAUs.

For the three months ended June 30, 2020, we averaged 1.02 million vDAUs, compared with 0.89 million vDAUs on average for the three months ended June 30, 2019, which amounted to an increase of 0.13 million, or 14.5%, for vDAUs.

The following graphs set forth our average MAUs, mobile MAUs, DAUs, mobile DAUs and vDAUs by quarter from the three months ended June 30, 2019 to the three months ended June 30, 2020:

For the three months ended June 30, 2020, we earned ARPU of $1.59 on the web and ARPU of $4.78 on our mobile apps, compared with ARPU of $1.53 on the web and ARPU of $2.90 on our mobile apps for the three months ended June 30, 2019, which amounted to an increase of $0.06, or 3.9%, on the web and an increase of $1.88, or 64.8%, on our mobile apps.

For the three months ended June 30, 2020, we earned ARPDAU of $0.09 on the web and ARPDAU of $0.22 on our mobile apps, compared with ARPDAU of $0.08 on the web and ARPDAU of $0.11 on our mobile apps for the three months ended June 30, 2019, which amounted to an increase of $0.01, or 12.5%, on the web and an increase of $0.11, or 100.0%, on our mobile apps.

For the three months ended June 30, 2020, we earned vARPDAU of $0.66, compared with vARPDAU of $0.26 for the three months ended June 30, 2019, which amounted to an increase of $0.40, or 153.8%.

The following graphs set forth our web ARPU, mobile ARPU, web ARPDAU, mobile ARPDAU and vARPDAU by quarter from the three months ended June 30, 2019 to the three months ended June 30, 2020:

As our business continues to evolve and as subscription and in-app purchases contribute to a larger portion of our revenue, we may choose to report new or additional metrics that are more closely tied to key business drivers or stop reporting metrics that are no longer relevant.

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

•
User Engagement: We believe changes in user engagement patterns affect our revenue and financial performance. Specifically, the number of visits and the amount of time spent by each MAU, DAU or vDAU generates affects the number of advertisements we are able to display and therefore the rate at which we are able to monetize our active user base. In addition, the number of users that make in-app purchases and the amounts that they purchase directly impacts our revenue. We continue to create new features and enhance existing features to drive additional engagement. The percent of MAUs and DAUs that engage with our video products and their conversion to paying users also affects the amount of in-app purchases revenue we are able to earn.

•
Advertising Rates: We believe our revenue and financial results are materially dependent on industry trends, and any changes to the cost per thousand advertising impressions could affect our revenue and financial results. In 2017, we experienced declining advertising rates, which negatively affected our revenue. In 2018, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. In 2019, we saw continued stabilization in advertising rates and another year of typical seasonality. In 2020, we were negatively impacted by the global macroeconomic effects of the COVID-19 pandemic. We expect to continue investing in new types of advertising and new placements. Additionally, we are prioritizing initiatives that generate revenue directly from users, including new in-app purchases products and a premium subscription product, in part to reduce our dependency on advertising revenue.

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

•
Seasonality: Historically, advertising spending has been seasonal with a peak in the fourth quarter of each year. With the decline in advertising rates in 2017, we did not experience this seasonality consistent with prior years. In 2018 and 2019, we saw some stabilization in advertising rates and a return to normal seasonality in advertising trends. We believe this seasonality in advertising spending affects our quarterly results, which historically have reflected a growth in advertising revenue between the third and fourth quarters and a decline in advertising revenue between the fourth and subsequent first and second quarters of each year. Growth trends in web and mobile MAUs, DAUs and vDAUs affect our revenue and financial results by influencing the number of advertisements we are able to show, the value of those advertisements, the volume of payments transactions and our expenses and capital expenditures.

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

•
The Merger: Failure to complete the previously-announced Merger could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as other risks associated with the Merger, are identified further in “Part I, Item 1A — Risk Factors” included in our Annual Report.

•
COVID-19: While our total revenue increased significantly during the second quarter of 2020, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving.  It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position as well as our vendors, advertising partners and users. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part I, Item 1A — Risk Factors” and “Part II, Item 1A — Risk Factors,” respectively, in our Annual Report and First Quarter Quarterly Report for a description of the material risks that we currently face in connection with COVID-19.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in the MD&A included in our Annual Report. We believe there have been no new critical accounting policies, or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2020.

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

Results of Operations

Consolidated Statements of Operations

The following table sets forth our consolidated statements of operations for the three months ended June 30, 2020 and 2019, and is used in the following discussions of our results of operations:

	Three Months Ended June 30,		Change from Prior Year
(in thousands)	2020	2019	$	%
Revenue	$90,332	$52,000	$38,332	73.7%
Operating costs and expenses:
Sales and marketing	8,089	9,060	(971)	(10.7)%
Product development and content	57,627	30,151	27,476	91.1%
General and administrative	6,663	5,892	771	13.1%
Depreciation and amortization	2,689	3,430	(741)	(21.6)%
Acquisition, restructuring and other	1,335	25	1,310	5,240.0%
Total operating costs and expenses	76,403	48,558	27,845	57.3%
Income from operations	13,929	3,442	10,487	304.7%
Other income (expense):
Interest income	7	28	(21)	(75.0)%
Interest expense	(554)	(328)	(226)	68.9%
Gain (loss) on foreign currency transactions	3	(2)	5	(250.0)%
Other items of expense, net	—	(1)	1	(100.0)%
Total other expense	(544)	(303)	(241)	79.5%
Income before income tax expense	13,385	3,139	10,246	326.4%
Income tax expense	(3,006)	(935)	(2,071)	221.5%
Net income	$10,379	$2,204	$8,175	370.9%

The following table sets forth our consolidated statements of operations for the six months ended June 30, 2020 and 2019, and is used in the following discussions of our results of operations:

	Six Months Ended June 30,		Change from Prior Year
(in thousands)	2020	2019	$	%
Revenue	$145,398	$101,513	$43,885	43.2%
Operating costs and expenses:
Sales and marketing	15,803	16,900	(1,097)	(6.5)%
Product development and content	95,298	61,273	34,025	55.5%
General and administrative	11,693	10,820	873	8.1%
Depreciation and amortization	5,509	6,628	(1,119)	(16.9)%
Acquisition, restructuring and other	4,705	504	4,201	833.5%
Total operating costs and expenses	133,008	96,125	36,883	38.4%
Income from operations	12,390	5,388	7,002	130.0%
Other income (expense):
Interest income	20	60	(40)	(66.7)%
Interest expense	(950)	(731)	(219)	30.0%
Loss on foreign currency transactions	(4)	(68)	64	(94.1)%
Loss on disposal of assets	(108)	—	(108)	(100.0)%
Other items of income, net	2	3	(1)	(33.3)%
Total other expense	(1,040)	(736)	(304)	41.3%
Income before income tax expense	11,350	4,652	6,698	144.0%
Income tax expense	(3,379)	(1,190)	(2,189)	183.9%
Net income	$7,971	$3,462	$4,509	130.2%

Revenue

The following table sets forth our revenue disaggregated by revenue source for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(in thousands)	$	%	$	%
User pay revenue:
Video	$61,350	67.9%	$21,279	40.9%
Subscription and other in-app products	20,031	22.2%	15,642	30.1%
Total user pay revenue	81,381	90.1%	36,921	71.0%
Advertising revenue	8,951	9.9%	15,079	29.0%
Total revenue	$90,332	100.0%	$52,000	100.0%

The following table sets forth our revenue disaggregated by revenue source for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
(in thousands)	$	%	$	%
User pay revenue:
Video	$89,983	61.9%	$41,508	40.9%
Subscription and other in-app products	34,426	23.7%	31,238	30.8%
Total user pay revenue	124,409	85.6%	72,746	71.7%
Advertising revenue	20,989	14.4%	28,767	28.3%
Total revenue	$145,398	100.0%	$101,513	100.0%

Our revenue increased by $38.3 million, or 73.7%, and $43.9 million, or 43.2%, to $90.3 million and $145.4 million for the three and six months ended June 30, 2020, respectively, compared with revenue of $52.0 million and $101.5 million for the same periods in 2019. The increases in our revenue for the three and six months ended June 30, 2020 were primarily attributable to $44.5 million and $51.7 million increases in our user pay revenue, respectively, from the continued growth and improved monetization of users on Live, and an increase in the demand for our services due to the practice of social-distancing measures in response to the COVID-19 pandemic. The increases in our revenue for the three and six months ended June 30, 2020 were partially offset by $6.1 million and $7.8 million decreases in our advertising revenue, due to lower advertising rates and lower industry demand for advertising, which were primarily attributable to the global macroeconomic effects of the COVID-19 pandemic.

Operating Costs and Expenses

•
Sales and Marketing: Our sales and marketing expenses decreased by $1.0 million, or 10.7%, and $1.1 million, or 6.5%, to $8.1 million and $15.8 million for the three and six months ended June 30, 2020, respectively, compared with sales and marketing expenses of $9.1 million and $16.9 million for the same periods in 2019. The decrease in our sales and marketing expenses for the three months ended June 30, 2020 was primarily attributable to a $1.3 million decrease in user acquisition expense, which was partially offset by a $0.2 million increase in employee-related expense and a $0.1 million increase in other sales and marketing expense. The decrease in our sales and marketing expenses for the six months ended June 30, 2020 was primarily attributable to a $1.7 million decrease in user acquisition expense, which was partially offset by a $0.5 million increase in other sales and marketing expense and a $0.1 million increase in stock-based compensation expense.

•
Product Development and Content: Our product development and content expenses increased by $27.5 million, or 91.1%, and $34.0 million, or 55.5%, to $57.6 million and $95.3 million for the three and six months ended June 30, 2020, respectively, compared with product development and content expenses of $30.2 million and $61.3 million for the same periods in 2019. The increase in our product development and content expenses for the three months ended June 30, 2020 was primarily attributable to a $23.9 million increase in variable mobile content costs, net of broadcaster rewards breakage, a $1.3 million increase in employee-related expense, a $1.3 million increase in technical operations expense and a $1.1 million increase in safety moderation expense. The increase in our product development and content expenses for the six months ended June 30, 2020 was primarily attributable to a $27.4 million increase in variable mobile content costs, net of broadcaster rewards breakage, a $2.0 million increase in employee-related expense, a $2.0 million increase in safety moderation expense, a $1.9 million increase in technical operations expense and a $0.5 million increase in stock-based compensation expense. The increases in variable mobile content costs, safety moderation expense, and technical operations expense for the three and six months ended June 30, 2020 were consistent with our significantly increased user pay revenue resulting from the COVID-19 pandemic.

•
General and Administrative: Our general and administrative expenses increased by $0.8 million, or 13.1%, and $0.9 million, or 8.1%, to $6.7 million and $11.7 million for the three and six months ended June 30, 2020, respectively, compared with general and administrative expenses of $5.9 million and $10.8 million for the same periods in 2019. The increase in our general and administrative expenses for the three months ended June 30, 2020 was primarily attributable to a $1.2 million increase in employee-related expense and a $0.2 million increase in our provision for expected credit losses, which were partially offset by a $0.2 million decrease in travel expense and $0.1 million decreases in stock-based compensation expense, professional fees expense and office-related expense. The increase in our general and administrative expenses for the six months ended June 30, 2020 was primarily attributable to a $1.2 million increase in employee-related expense and a $0.1 million increase in stock-based compensation expense, which were partially offset by a $0.2 million decrease in travel expense and $0.1 million decreases in professional fees expense, office-related expense and our provision for expected credit losses.

•
Depreciation and Amortization: Our depreciation and amortization expense decreased by $0.7 million, or 21.6%, and $1.1 million, or 16.9%, to $2.7 million and $5.5 million for the three and six months ended June 30, 2020, respectively, compared with depreciation and amortization expense of $3.4 million and $6.6 million for the same periods in 2019. The decreases in our depreciation and amortization expense for the three and six months ended June 30, 2020 were primarily attributable to lower amortization expense for certain intangible assets acquired in our acquisitions of if(we) and LOVOO, which were partially offset by higher amortization expense for the intangible assets acquired in our acquisition of Initech.

•
Acquisition, Restructuring and Other: Our acquisition, restructuring and other expenses amounted to $1.3 million and $4.7 million for the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.5 million for the same periods in 2019. Our acquisition, restructuring and other expenses for the three and six months ended June 30, 2020 were primarily attributable to legal, investment banking, professional service and other transaction-related costs incurred in connection with the Merger Agreement. Our acquisition, restructuring and other expenses for the three and six months ended June 30, 2019 were primarily attributable to legal, professional service and other transaction-related costs incurred in connection with our acquisition of Initech. We expect to continue to incur Merger-related costs, and acquisition, restructuring and other expenses could increase if we incur litigation-related expenses associated with our defense against legal claims related to the Merger.

Interest Expense

Our interest expense increased by $0.2 million, or 68.9% and 30.0%, to $0.6 million and $1.0 million for the three and six months ended June 30, 2020, respectively, compared with interest expense of $0.3 million and $0.7 million for the same periods in 2019. The increases in our interest expense for the three and six months ended June 30, 2020 were primarily attributable to the reclassification of cumulative unrealized losses, net of tax, that were previously recognized in accumulated other comprehensive loss upon the derecognition of our derivatives as cash flow hedges of interest rate risk and foreign exchange risk.

Income Tax Expense

Our income tax expense and effective tax rates amounted to $3.0 million and $3.4 million and 22.5% and 29.8% for the three and six months ended June 30, 2020, respectively, compared with income tax expense and effective tax rates of $0.9 million and $1.2 million and 29.8% and 25.6% for the same periods in 2019. The increase in our income tax expense for the three months ended June 30, 2020 was primarily attributable to increased earnings, while the decrease in our effective tax rate for the same period was primarily attributable to the geographic mix of our earnings between the U.S. and Germany. The increases in our income tax expense and effective tax rate for the six months ended June 30, 2020 were primarily attributable to increased earnings, certain non-deductible transaction costs incurred in connection with the Merger Agreement and the geographic mix of our earnings between the U.S. and Germany.

Stock-based Compensation Expense

The following table sets forth the allocation of stock-based compensation expense in our consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change from Prior Year
(in thousands)	2020	2019	$
Sales and marketing	$129	$106	$23
Product development and content	1,741	1,643	98
General and administrative	980	1,116	(136)
Total stock-based compensation expense	$2,850	$2,865	$(15)

The following table sets forth the allocation of stock-based compensation expense in our consolidated statements of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change from Prior Year
(in thousands)	2020	2019	$
Sales and marketing	$253	$177	$76
Product development and content	3,669	3,142	527
General and administrative	2,113	1,971	142
Total stock-based compensation expense	$6,035	$5,290	$745

Our stock-based compensation expense was largely unchanged at $2.9 million and increased by $0.7 million, or 14.1%, to $6.0 million for the three and six months ended June 30, 2020, respectively, compared with stock-based compensation expense of $2.9 million and $5.3 million for the same periods in 2019. Stock-based compensation expense represented 3.7% and 4.5% of our total operating costs and expenses for the three and six months ended June 30, 2020, respectively, and 5.9% and 5.5% of our total operating costs and expenses for the same periods in 2019.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows

The following table sets forth the changes in our cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$21,105	$13,967
Net cash used in investing activities	(233)	(12,496)
Net cash used in financing activities	(471)	(3,813)
Change in cash and cash equivalents prior to effect of foreign currency exchange rate	$20,401	$(2,342)

Operating Activities

We received $21.1 million and $14.0 million in cash flows from our operating activities for the six months ended June 30, 2020 and 2019, respectively. The $7.1 million increase in our operating cash inflows for the six months ended June 30, 2020 was primarily attributable to a $4.5 million increase in net income and non-cash adjustments consisting of a $2.0 million increase in deferred tax expense, a $0.7 million increase in stock-based compensation expense and $0.5 million and $0.2 million increases in non-cash interest expense and changes in derivatives, respectively, due to the dedesignation of our derivatives as cash flow hedges of interest rate risk and foreign exchange risk. These increases were partially offset by a $1.1 million decrease in depreciation and amortization expense.

Investing Activities

We used $0.2 million and $12.5 million in cash flows for our investing activities for the six months ended June 30, 2020 and 2019, respectively. Our investing cash outflows for the six months ended June 30, 2020 were attributable to $0.2 million in purchases of property and equipment. Our investing cash outflows for the six months ended June 30, 2019 were attributable to $11.8 million in cash consideration payments for our acquisition of Initech and $0.7 million in purchases of property and equipment.

Financing Activities

We used $0.5 million and $3.8 million in cash flows for our financing activities for the six months ended June 30, 2020 and 2019, respectively. Our financing cash outflows for the six months ended June 30, 2020 were primarily attributable to $1.8 million in payments on our term loan facility and $0.6 million in payments for restricted stock awards withheld for taxes, which were partially offset by $2.0 million in proceeds from the exercise of employee stock options. Our financing cash outflows for the six months ended June 30, 2019 were primarily attributable to $11.1 million in payments on our prior term loan facility and $0.4 million in payments for restricted stock awards withheld for taxes, which were partially offset by a $7.0 million draw on our prior revolving credit facility to fund a portion of the acquisition of Initech and $0.7 million in proceeds from the exercise of employee stock options.

Cash and Cash Equivalents

The following table sets forth our cash and cash equivalents as a percentage of total assets as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$47,644	$27,241
Total assets	$292,601	$272,721
Percentage of total assets	16.3%	10.0%

Our cash and cash equivalents are kept liquid to support our growing infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in two large financial institutions.

As of June 30, 2020 and December 31, 2019, we had positive working capital of $44.2 million and $23.6 million, respectively. We define working capital as total current assets less total current liabilities as shown on our consolidated balance sheets.

Sources of Liquidity

Our primary sources of liquidity are cash generated from operations, available cash, accounts receivable and borrowings under our credit facilities, which are described in further detail in “Note 10 — Debt” to the “Consolidated Financial Statements” included in our Annual Report. We believe these sources are sufficient to fund our planned operations and to meet our contractual obligations. As of June 30, 2020, we had an outstanding balance of $32.4 million on our term loan facility. The weighted-average interest rate as of June 30, 2020 was 3.45%. We also have a revolving credit facility with a borrowing capacity of $25.0 million, of which, there were no outstanding borrowings as of June 30, 2020. Unused commitment fees on our revolving credit facility were 0.25% per annum as of June 30, 2020.

Capital Expenditures

We have budgeted capital expenditures of $3.4 million for the remainder of 2020, which we believe will support the growth of our domestic and international business through increased capacity, performance improvement and expanded content.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off balance sheet arrangements or other contractually-narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We define Adjusted EBITDA as net income or loss before interest expense, benefit from or provision for income taxes, depreciation and amortization expense, stock-based compensation expense, non-recurring acquisition, restructuring and other expenses, gain or loss on foreign currency transactions, gain or loss on sale or disposal of assets, provision for expected credit losses outside the normal range and goodwill and long-lived asset impairment charges. We exclude stock-based compensation expense because it is non-cash in nature. We believe Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition-related costs, and other items of a non-operational nature that affect comparability. We recognize Adjusted EBITDA has inherent limitations because of the excluded items.

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

The following table sets forth a reconciliation of net income, a GAAP financial measure, to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$10,379	$2,204	$7,971	$3,462
Interest expense	554	328	950	731
Income tax expense	3,006	935	3,379	1,190
Depreciation and amortization expense	2,689	3,430	5,509	6,628
Stock-based compensation expense	2,850	2,865	6,035	5,290
Acquisition, restructuring and other	1,335	25	4,705	504
Loss on disposal of assets	—	—	108	—
(Gain) loss on foreign currency transactions	(3)	2	4	68
Adjusted EBITDA	$20,810	$9,789	$28,661	$17,873

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates on our term loan facility are variable in nature; however, we are party to two fixed-pay amortizing interest rate swaps having a combined remaining notional amount of $21.7 million and a non-amortizing interest rate cap with a notional amount of $10.7 million. We do not anticipate making any significant, future interest payments on our term loan facility as the Merger is expected to be completed by the end of 2020, at which point, the outstanding principal balance on our term loan facility will be fully repaid and our interest rate derivatives will be terminated.

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

Changes in Internal Controls Over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Since April 6, 2020, three putative class actions, (i) Post v. The Meet Group, Inc., et al., No. 1:20-cv-00479-LPS, (ii) Paskowitz v. The Meet Group, Inc., et al., No. 1:20-cv-00481-LPS and (iii) Mowry v. The Meet Group, Inc. et al., No. 2:20-cv-02092, and eight individual actions, (i) Wang v. The Meet Group, Inc., et al., No. 1:20-cv-00475-LPS, (ii) Bayer v. The Meet Group, Inc., et al., No. 1:20-cv-02873-AKH, (iii) Gurian v. The Meet Group, Inc., et al., No. 1:20-cv-02855-AKH, (iv) Cole v. The Meet Group, Inc., et al., No. 1:20-cv-02987-AKH, (v) Justus v. The Meet Group, Inc., et al., No 2:20-cv-04314, (vi) Respler v. The Meet Group, Inc., et al., No. 3:20-cv-02841-JSC, (vii) Miles v. The Meet Group, Inc., et al., No. 1:20-cv-03301 and (viii) Lee v. The Meet Group, Inc., et al., No. 1:20-cv-03850-AKH (S.D.N.Y.) were filed by purported stockholders of the Company against us and the members of the Board of the Directors (“Board”). Post, Paskowitz and Wang were filed in the U.S. District Court for the District of Delaware; Bayer, Gurian, Cole, Miles and Lee were filed in the U.S. District Court for the Southern District of New York; Justus was filed in the U.S. District Court for the District of New Jersey; Respler was filed in the U.S. District Court for the Northern District of California; and Mowry was filed in U.S. District Court for the Eastern District of Pennsylvania. The complaints generally allege that our preliminary proxy statement filed with the SEC on April 2, 2020 or definitive proxy statement filed with the SEC on April 22, 2020 (collectively, “Proxy Statement”) contained false or misleading statements regarding the Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and that the Board breached its fiduciary duty of candor/disclosure. As of August 4, 2020, all of the complaints, with the exception of the Lee and Miles complaints, which were filed without service of process, had been dismissed.

On December 5, 2019, Blanca Yolanda Vargas served a complaint on us that she filed on November 27, 2019 in Kern County Superior Court, California accusing us of the wrongful death of her son at the hand of someone he allegedly first met on the MeetMe app. We have filed a Motion to Dismiss with Prejudice by means of a Demurer, which the court is considering. It is not possible at this time to reasonably assess the outcome of this litigation or to estimate a loss or range of loss, if any, due to the fact that we believe the plaintiff’s allegations are without merit and we intend to defend against them vigorously.

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

On July 13, 2020, an individual identified as John Doe served a complaint on us that he filed on June 15, 2020 in Los Angeles County Superior Court, California accusing various individuals and entities (including The Meet Group) of various violations of California law, as well as negligence, misrepresentation and product liability claims relating to an alleged sexual assault by one of the individual defendants that the plaintiff allegedly met on the Growlr app prior to the time that we owned it. We believe the plaintiff’s allegations against the Company are without merit and we intend to defend against them vigorously.

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

ITEM 1A. RISK FACTORS

Our Annual Report and First Quarter Quarterly Report includes detailed discussions of our risk factors under the heading “Part I, Item 1A — Risk Factors” and “Part II, Item 1A — Risk Factors,” respectively. One should carefully consider the risk factors discussed in our Annual Report and First Quarter Quarterly Report, as well as other information in this Quarterly Report, which could materially harm our business, financial condition, results of operations and/or the value of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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
101
The following materials from The Meet Group, Inc. on Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
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

THE MEET GROUP, INC.

August 7, 2020	By:	/s/Geoffrey Cook
Geoffrey Cook
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/James Bugden
James Bugden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)